Form 10QSB
period 1997-03-31
PIVOT RULES INC
filed 1997-06-30
CIK 1030896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)
         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  [X]    EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1997

  [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

                       Commission File Number: 333-22895

                               Pivot Rules, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         New York                                       13-3612110
-------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                              80 West 40th Street
                               New York, NY 10018
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212)-944-8000
-------------------------------------------------------------------------------
                          (Issuer's telephone number)


(Former name, former address, and former fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past
90 days. Yes [ ]    No [X]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

             Class                        Outstanding as of June 30, 1997
          ----------                      -------------------------------
Common Stock, par value $.01 per share                 2,700,000

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                               PIVOT RULES, INC.
                               TABLE OF CONTENTS

PART I  -  FINANCIAL INFORMATION
                                                                                     Page
                                                                                     ----
Item 1.      Condensed Financial Statements

             Condensed Balance Sheets as of March 31, 1997 (unaudited)
                      and December 31, 1996 .......................................   2

               Condensed Statements of Operations for the three months ended
                      March 31, 1997 and 1996 (unaudited)..........................   3

               Condensed Statements of Cash Flows for the three months ended
                      March 31, 1997 and 1996 (unaudited)..........................   4

               Notes to Condensed Financial Statements ............................   5-7

Item 2.        Management's Discussion and Analysis of Financial Condition
                      and Results of Operations....................................   8-10


PART II  -  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K ...................................   11


SIGNATURES   ......................................................................   12

PART I
- FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements

                               PIVOT RULES, INC.
                            CONDENSED BALANCE SHEETS



                                                      March 31,   December 31,
                                                         1997        1996*
                                                      ---------   ------------
                                                     (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
    Cash ...........................................   $   12,000   $   33,000
    Due from factor ................................    1,151,000      176,000
    Non-factored receivables .......................      198,000       45,000
    Inventories ....................................      714,000      835,000
    Prepaid expenses and other current assets ......      186,000       69,000
    Deferred income taxes ..........................       97,000       97,000
                                                       ----------   ----------
         Total current assets ......................    2,358,000    1,255,000
PROPERTY AND EQUIPMENT, NET ........................      110,000       89,000
DEFERRED COSTS AND OTHER ASSETS ....................      664,000      292,000
                                                       ----------   ----------
         Total .....................................   $3,132,000   $1,636,000
                                                       ==========   ==========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of notes payable ...............   $  282,000   $  230,000
    Bridge financing ...............................    1,389,000         --
    Short-term loan payable ........................      219,000      279,000
    Due to factor ..................................         --        123,000
    Accounts payable, accrued expenses and other
       current liabilities .........................      621,000      336,000
    Income taxes payable ...........................       13,000      112,000
                                                       ----------   ----------
         Total current liabilities .................    2,524,000    1,080,000
NOTES PAYABLE, less current portion ................         --        135,000
DEFERRED INCOME TAXES ..............................       12,000       12,000
                                                       ----------   ----------
                                                        2,536,000    1,227,000
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Common stock - $.01 par value; 10,000,000 shares
       authorized; 1,200,000 shares issued and
       outstanding .................................       12,000       12,000
    Additional paid-in capital .....................      565,000      397,000
    Retained earnings ..............................       19,000         --
                                                       ----------   ----------
                                                          596,000      409,000
                                                       ----------   ----------
         Total .....................................   $3,132,000   $1,636,000
                                                       ==========   ==========

*Derived from audited financial statements.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                    --------------------------
                                                        1997            1996
                                                        ----            ----
Sales ............................................  $ 2,495,000    $ 1,529,000
Less returns and allowances ......................       99,000        136,000
                                                    -----------    -----------
         Net sales ...............................    2,396,000      1,393,000
Cost of sales ....................................    1,784,000      1,066,000
                                                    -----------    -----------
         Gross profit ............................      612,000        327,000
Selling, marketing, design and administrative
   expenses ......................................      409,000        380,000
                                                    -----------    -----------
Operating profit (loss) ..........................      203,000        (53,000)
                                                    -----------    -----------
Other income (expense)
         License fee income ......................       24,000         27,000
         Other income ............................         --           19,000
         Amortization of deferred costs for
            bridge financing .....................      (36,000)          --
         Interest expense and factoring charges ..     (162,000)       (81,000)
                                                    -----------    -----------
                                                       (174,000)       (35,000)
                                                    -----------    -----------
Income (loss) before taxes .......................  $    29,000    $   (88,000)
Income tax expense ...............................       10,000           --
                                                    -----------    -----------
Net income (loss) ................................  $    19,000    $   (88,000)
                                                    ===========    ===========
Net income (loss) per share ......................  $       .02    $      (.07)
                                                    ===========    ===========
Weighted average shares outstanding ..............    1,200,000      1,200,000
                                                    ===========    ===========

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                                     PIVOT RULES, INC.
                                            CONDENSED STATEMENTS OF CASH FLOWS
                                                        (unaudited)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                       ----------------------------
                                                                            1997           1996
                                                                            ----           ----
Cash flows from operating activities
    Net income (loss) ................................................  $    19,000    $  (88,000)
    Adjustments to reconcile net income (loss) to net
      cash provided by operating activities:
         Amortization of discount and deferred costs
           on bridge financing .......................................       92,000          --
         Depreciation and amortization ...............................       11,000        14,000
         Changes in operating assets and liabilities
             (Increase) decrease in
               Inventories ...........................................      121,000       384,000
               Non factored receivables ..............................     (153,000)      (70,000)
               Prepaid expenses and other current assets .............     (117,000)       25,000
             Increase (decrease) in
               Accounts payable and accrued expenses .................      285,000       (32,000)
               Income taxes payable ..................................      (99,000)         --
                                                                        ------------   -----------
    Net cash provided by operating activities ........................      159,000       233,000
                                                                        ------------   -----------
Cash flows from investing activities
    Purchase of property and equipment ...............................      (29,000)       (4,000)
    Trademark costs ..................................................       (1,000)       (4,000)
                                                                        ------------   -----------
Net cash used in investing activities ................................      (30,000)       (8,000)
                                                                        ------------   -----------
Cash flows from financing activities
    Deferred costs associated with bridge financing and
      initial public offering ........................................     (200,000)         --
    Net proceeds from bridge financing ...............................    1,122,000          --
    Warrants issued with bridge financing ............................      168,000          --
    Payments of notes payable and short-term loan ....................     (142,000)      (77,000)
    Net change in due to/from factor .................................   (1,098,000)     (193,000)
                                                                        ------------   -----------
Net cash used in financing activities ................................     (150,000)     (270,000)
                                                                        ------------   -----------
NET DECREASE IN CASH .................................................      (21,000)      (45,000)
Cash balance - December 31 ...........................................       33,000        54,000
                                                                        ------------   -----------
Cash balance - March  31 .............................................  $    12,000     $   9,000
                                                                        ============   ===========
Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest ......................................................  $    23,000     $  47,000
                                                                        ============   ===========
       Income taxes ..................................................  $    99,000     $    --
                                                                        ============   ===========



              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

       The condensed financial statements included herein have been prepared by Pivot Rules, Inc. ("the Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the condensed notes thereto. In the opinion of management of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

       These financial statements should be read in conjunction with the Registration Statement filed with the Securities and Exchange Commission on Form 8-A.

       The results of operations of the Company for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE B - THE COMPANY

       The Company designs, sources and markets a full collection of golf lifestyle sportswear for men under the Pivot Rules brand name and registered trademark.


NOTE C - SIGNIFICANT ACCOUNTING POLICIES

1.     INVENTORIES

       Inventories, which consist of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

2.     EARNINGS PER SHARE

       Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and after giving effect to the stock split.


3.     NEW ACCOUNTING PRONOUNCEMENTS

       In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 15, 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. Management has not yet determined the impact that this pronouncement will have on the Company's financial statements.

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE D - BRIDGE FINANCING

       On January 2, 1997, the Company issued 15 units, each unit consisting of one convertible subordinated secured promissory note in the principal amount of $100,000 per unit ("Note") and warrants to purchase 40,000 shares of common stock of the Company, no par value, at an exercise price of $2.50 ("Warrants"), for gross proceeds of $1,500,000. Net proceeds amounted to $1,290,000 after underwriter expenses and brokerage fees, but before additional debt issuance costs. A portion of the gross proceeds has been allocated to the Warrants based on their estimate of fair market value, resulting in approximately $168,000 of original issue discount and a $168,000 increase in paid-in capital.

       Interest on the Notes accrued at a rate of 10% per annum from January 2, 1997 through April 30, 1997, and at the rate of 12% per annum thereafter until Notes were repaid from the proceeds of the Initial Public Offering
("IPO") in May 1997.

       In May 1997, 237,000 out of the 600,000 Warrants issued pursuant to the bridge financing were surrendered by the Warrant holders. The cancellation of such Warrants will result in an adjustment of interest expense. The remaining Warrants were converted in May 1997 (on a one-for-one basis) into warrants with the same terms sold in the IPO ("IPO Warrants"). The IPO Warrants are exercisable at $5.00 per share, commencing on May 15, 1998 and expiring at the closing of business on May 15, 2002.


NOTE E - COMMITMENTS AND CONTINGENCIES

1.     EMPLOYMENT CONTRACTS

       In March 1997, the Company entered into an employment agreement with its Executive Vice President of Sales ("VP of Sales"). The employment agreement expires on March 16, 2002. Pursuant to the employment agreement, the VP of Sales is entitled to a base salary and is eligible for a discretionary annual bonus in 1997 and in subsequent years a bonus contingent on achieving certain performance objectives. Pursuant to the employment agreement, the VP of Sales is also entitled to annual raises to be determined by the Board of Directors in its discretion, but subject to certain specified minimum amounts, as well as an annual option grant.

       In March 1997, the Company entered into an employment agreement with its Vice President of Operations, which expires on February 28, 2001. The employment agreement provides for a base salary and discretionary annual bonuses. In addition, the employment agreement provides for annual raises to be determined by the Board of Directors in its discretion but subject to certain specified minimums, and an annual option grant contingent on achieving certain specified performance objectives.

2.     OPERATING LEASE

       In May 1997, the Company signed a lease for a new office and showroom space. The term of the lease is from June 1, 1997 through May 31, 2008. Annual minimum rentals are $81,000 through May 31, 2003 and $90,000 for the remaining periods. In addition, under the terms of the lease, the Company is obligated to pay for its own electricity.

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE F - AUTHORIZED SHARES

       In May 1997, the Company's Board of Directors authorized a new class of 2,000,000 shares of preferred stock, $.01 par value per share and increased the aggregate number of shares of Common Stock authorized for issuance from 10,000,000 shares to 15,000,000 shares.


NOTE G - STOCK OPTION PLAN

       In May 1997, the Company's Board of Directors adopted a stock option plan (the "Plan") for the purpose of encouraging key employees and consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. In May 1997, 83,000 shares were granted under the Plan, all of which have an exercise price of $5.00. The maximum number of shares which may be granted under the Plan is 200,000.


NOTE H - INITIAL PUBLIC OFFERING

       The Company completed its IPO in May 1997. The Company received net proceeds of approximately $6,500,000, of which approximately $2,029,000 was used to repay Company indebtedness, including the repayment of notes issued by the Company in connection with the bridge financing. In connection with the payoff of the bridge financing, the Company has written-off approximately $81,000 of debt discount and approximately $257,000 of debt issuance costs.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                PIVOT RULES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       The Company designs, sources and markets a full collection of golf lifestyle sportswear for men under the Pivot Rules brand name and registered trademark. Its current products include knit and woven shirts, sweaters, sweatshirts, pants, shorts, outerwear, hats and socks, many of which carry the Company's distinctive "Three Golfer" logo. The Company focuses its design efforts on creating products with updated styling, innovative design, and superior comfort and fit, utilizing natural fibers and bright colors.

       In September 1996, as a result of increasing competition in the "upper moderate" price segment of the golf lifestyle apparel market, the Company initiated a strategy of repositioning its products into the "moderate" price segment and expanding distribution to focus on higher-volume retailers.

       Historically, the Company sold its products in the "upper moderate" price segment, primarily to better department stores, specialty stores, and catalogs. Because such retailers typically purchased small quantities of a given product style, the Company utilized small production runs and its profitability was dependent upon high margins. By refocusing its marketing efforts on the "moderate" price segment of the golf lifestyle apparel market, the Company is taking advantage of the greater distribution opportunities available and the resulting larger order sizes to increase profitability through sales growth and improved sourcing.


RESULTS OF 0PERATIONS

Three months ended March 31, 1997 ("First Quarter of 1997") compared to the Three months ended March 31, 1996 ("First Quarter of 1996")

       The Company's net sales increased by $1,003,000, or 72.0%, to $2,396,000 in the First Quarter of 1997 from $1,393,000 in the First Quarter of 1996 due to an increase in unit volume of its men's sportswear collection resulting from the Company's shift to the "moderate" price segment. In the First Quarter of 1997, revenues of $2,314,000 was derived from the sale of the men's sportswear collection as compared to revenues of $873,000 for the First Quarter of 1996. The remaining portion of net sales in the First Quarter of 1997 and the First Quarter of 1996 was attributable to the women's sportswear collection which the Company chose to discontinue during 1996. The Company continues to sell a limited amount of women's apparel on a contract basis.

       Returns and allowances decreased by $37,000, or 27.2%, to $99,000 in the First Quarter of 1997 from $136,000 in the First Quarter of 1996. Returns and allowances represented 4.0% of gross sales in the First Quarter of 1997 as compared to 8.9% in the First Quarter of 1996. This improvement resulted principally from improved selling at retail which resulted in lower markdowns as well as from a shift in sales to larger volume retailers who had lower return and discount rates.

       Gross profit increased by $285,000, or 87.2%, to $612,000 in the First Quarter of 1997 from $327,000 in the First Quarter of 1996. Gross margin as a percentage of net sales increased to 25.5% in the First Quarter of 1997 from 23.5% in the First Quarter of 1996. This increase is related to lower allowances as a percentage of gross sales and reduced sourcing costs relating to larger order sizes. This increase was partially offset by an average lower selling price.

       Selling, marketing, design and administrative expenses increased by $29,000, or 7.6%, to $409,000 in the First Quarter of 1997 from $380,000 in the
First Quarter of 1996. As a percentage of net sales, selling, marketing, design and administrative expenses declined to 17.0% in the First Quarter of 1997 from 27.3% in the First Quarter of 1996. Salaries increased by $35,000, due to the hiring of key management personnel, which was partially offset by a reduction in advertising expense of $21,000.

       Interest expense and factoring charges increased by $81,000 to $162,000 in the First Quarter of 1997 from $81,000 in the First Quarter of 1996. This increase is primarily attributable to the interest expense associated with the bridge financing totalling $94,000 which was paid in full in May 1997.

       Other income of $19,000 in the First Quarter of 1996 represents the proceeds from lawsuit settlements, net of related costs.

       Net income increased by $107,000 to net income of $19,000 in the First Quarter of 1997 from a loss of $88,000 in the First Quarter of 1996. This increase is attributable to the factors noted above.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary funding requirements are to finance working capital and the continued growth of its business. Primarily, this includes the purchase of inventory, launching advertising campaigns, and the capital expenditures relating to the development and installation of concept shops and/or concept areas the Company is beginning to install within retail stores.

       During the First Quarter of 1997, net cash provided by operating activities was $159,000, compared to $233,000 in the First Quarter of 1996. In the First Quarter of 1997, the decrease in cash provided by operations primarily resulted from an increase in net sales, reduction in inventory levels, and increases in accounts payable and accrued expenses. cash provided by operations was partially offset by increases in non-factored receivables and prepaid expenses.

       During the First Quarter of 1997, the net cash used in investing activities was $30,000, compared to $8,000 in the First Quarter of 1996. The cash used in the First Quarter of 1997 was primarily for the deposit on the development of concept shops and/or concept areas to be installed in retail stores in May 1997. In the First Quarter of 1996, the cash was used to purchase property and equipment and was also attributable to the costs associated with the registration of several trademarks in the United States and foreign countries.

       During the First Quarter of 1997, the cash used in financing activities was $150,000, compared to $270,000 in the First Quarter of 1996. During the First Quarter of 1997, the Company received net proceeds from the bridge financing of $1,290,000 which was offset by a net increasein the amounts due from the factor of $1,098,000 and deferred costs associated with the bridge financing and IPO of $200,000. In addition, the Company paid $142,000 in notes payable and short-term loans payable. During the First Quarter of 1996, the cash used in financing activities resulted from a net decrease of $193,000 in the amounts due to factor and from payments of $77,000 in notes payable.

       Factoring Agreement: The Company is party to a Retail Collection Factoring Agreement ("Factoring Agreement") with Heller Financial ("Heller") pursuant to which the Company sells all of its eligible accounts receivable to Heller. The Company may take advances from Heller, at Heller's discretion, for up to 80% of the net balance due on eligible accounts receivable. At March 31, 1997, there was approximately $347,000 due from Heller under the Factoring Agreement and approximately $1,560,000 in factored receivables. Interest on net amount due to Heller is payable monthly in arrears at the rate of 2% above the Chase Manhattan Bank, N.A. prime rate ("Prime"). Interest on the working net receivable from Heller is payable monthly in arrears at the rate of 2% below Prime.

       Bridge Financing: In January 1997, the Company received funds from its bridge financing. In the first quarter of 1997, these funds were used for the hiring of key personnel, the initial stages of the development of concept shops and/or concept areas to be installed within retail stores, and the payment of expenses in connection with the IPO.

       Initial Public Offering: In May 1997, the Company completed its IPO. The IPO consisted of 1,500,000 units each of which consisted of one share of the Company's common stock and one IPO Warrant. Each unit was priced at $5.00 per share resulting in net proceeds of approximately $6,500,000, after deducting underwriting discounts, commissions, and underwriting related expenses. The net proceeds from the IPO were used to repay the bridge financing, the notes payable, and the short-term loan payable. The remaining proceeds are intended to be used for marketing and advertising purposes, the installation of concept shops and/or concept areas, and for working capital and general corporate purposes.

       The foregoing contains forward-looking statements concerning, among other things, the Company's expected future revenues and operations and expenditures. All such forward-looking statements are necessarily only estimates of future results and the actual results achieved by the Company may differ materially from these projections.

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          Item no.      Description
          --------      -----------
          1.1           Underwriting Agreement by and between the Company and
                        GKN Securities Corp. dated May 15, 1997.

          10.21         Lease Agreement by and between the Company and John R.
                        Perlman, et al., dated as of May 5, 1997.

          27            Financial Data Schedule.

                                   SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  June 30, 1997


                                          PIVOT RULES, INC.

                                          /s/ E. Kenneth Seiff
                                          ------------------------------
                                          E. Kenneth Seiff
                                          President and Chief Executive Officer


                                          /s/ Meena N. Bhatia
                                          ------------------------------
                                          Meena N. Bhatia
                                          Chief Financial Officer