Form 10QSB
period 1997-06-30
PIVOT RULES INC
filed 1997-08-14
CIK 1030896

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   X            EXCHANGE ACT OF 1934
------

For the quarterly period ended    June 30, 1997

_______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                 to
                               ---------------    ----------------

                       Commission File Number: 333-22895
                                               ---------

                               Pivot Rules, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

         New York                                         13-3612110
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                              80 West 40th Street
                               New York, NY 10018
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (212)944-8000
--------------------------------------------------------------------------------
                          (Issuer's telephone number)


--------------------------------------------------------------------------------
             (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes    No X
                                                                      ---   ---

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Class                                      Outstanding as of August 13, 1997
 ----------                                   ---------------------------------
Common Stock, par value $.01 per share                 2,700,000

Transitional Small Business Disclosure Format (check one):  Yes     No  X
                                                               ----   -----

                               PIVOT RULES, INC.
                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I  -  FINANCIAL INFORMATION

Item 1.    Condensed Financial Statements

           Condensed Balance Sheets as of June 30, 1997 (unaudited)
                 and December 31, 1996 ....................................  2

           Condensed Statements of Operations for the six months ended
                 June 30, 1997 and 1996 (unaudited)........................  3

           Condensed Statements of Operations for the three months ended
                 June 30, 1997 and 1996 (unaudited)........................  4

           Condensed Statements of Cash Flows for the six months ended
                 June 30, 1997 and 1996 (unaudited)........................  5

           Notes to Condensed Financial Statements ........................  6

Item 2.    Management's Discussion and Analysis of Financial Condition
                 and Results of Operations.................................  9


PART II -  OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ............................... 13


SIGNATURES   .............................................................. 14

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements

                               PIVOT RULES, INC.
                            CONDENSED BALANCE SHEETS

                                                                            June 30,     December 31,
                                                                              1997          1996*
                                                                           -----------   ------------
                                                                           (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
             Cash ......................................................   $     9,000    $    33,000
             Funds deposited with factor ...............................     4,036,000           --
             Due from factor ...........................................       945,000        176,000
             Non-factored receivables ..................................        33,000         45,000
             Inventories ...............................................       819,000        835,000
             Prepaid expenses and other current assets .................       400,000         69,000
             Income taxes receivable ...................................        84,000           --
             Deferred income taxes .....................................        97,000         97,000
                                                                           -----------    -----------
                  Total current assets .................................     6,423,000      1,255,000
PROPERTY AND EQUIPMENT, NET ............................................       189,000         89,000
DEFERRED COSTS AND OTHER ASSETS ........................................       176,000        292,000
                                                                           -----------    -----------
                  Total ................................................   $ 6,788,000    $ 1,636,000
                                                                           ===========    ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
             Current portion of notes payable ..........................   $      --      $   230,000
             Short-term loan payable ...................................          --          279,000
             Due to factor .............................................          --          123,000
             Accounts payable, accrued expenses and other
                current liabilities ....................................       834,000        336,000
             Income taxes payable ......................................          --          112,000
                                                                           -----------    -----------
                  Total current liabilities ............................       834,000      1,080,000
NOTES PAYABLE, less current portion ....................................          --          135,000
DEFERRED INCOME TAXES ..................................................        12,000         12,000
                                                                           -----------    -----------
                                                                               846,000      1,227,000
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' EQUITY
             Preferred stock - $.01 par value; 2,000,000 and no shares
                authorized, respectively
             Common stock - $.01 par value; 15,000,000 and 10,000,000
                shares authorized, respectively; 2,700,000 and 1,200,000
                shares issued and outstanding, respectively ............        27,000         12,000
             Additional paid-in capital ................................     6,425,000        397,000
             Accumulated deficit .......................................      (510,000)          --
                                                                           -----------    -----------
                  Total shareholders' equity ...........................     5,942,000        409,000
                                                                           -----------    -----------
                  Total ................................................   $ 6,788,000    $ 1,636,000
                                                                           ===========    ===========


*Derived from audited financial statements.

              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                        ---------------------------
                                                                            1997           1996
                                                                        -----------    -----------
Sales ................................................................  $ 4,589,000    $ 3,215,000
Less returns and allowances ..........................................      183,000        300,000
                                                                        -----------    -----------

         Net sales ...................................................    4,406,000      2,915,000
Cost of sales ........................................................    3,229,000      2,285,000
                                                                        -----------    -----------

         Gross profit ................................................    1,177,000        630,000

Selling, marketing, design and administrative expenses ...............    1,264,000        734,000
                                                                        -----------    -----------

Operating loss .......................................................      (87,000)      (104,000)
                                                                        -----------    -----------

Other income (expense)
         License fee income ..........................................       42,000         55,000
         Interest income .............................................       36,000           --
         Other income ................................................         --           50,000
         Amortization of deferred costs for bridge financing .........     (286,000)          --
         Interest expense and factoring charges ......................     (285,000)      (176,000)
                                                                        -----------    -----------
                                                                           (493,000)       (71,000)
                                                                        -----------    -----------

Loss before taxes ....................................................  $  (580,000)   $  (175,000)
Income tax benefit ...................................................       70,000           --
                                                                        -----------    -----------
Net loss .............................................................  $  (510,000)   $  (175,000)
                                                                        ===========    ===========
Net loss per share ...................................................        $(.32)         $(.15)
                                                                              =====          =====
Weighted average shares outstanding ..................................    1,589,503      1,200,000
                                                                          =========      =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                                 THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                             --------------------------
                                                                                  1997         1996
                                                                             -----------    -----------
Sales .....................................................................  $ 2,094,000    $ 1,686,000
Less returns and allowances ...............................................       84,000        164,000
                                                                             -----------    -----------

         Net sales ........................................................    2,010,000      1,522,000

Cost of sales .............................................................    1,445,000      1,219,000
                                                                             -----------    -----------

         Gross profit .....................................................      565,000        303,000

Selling, marketing, design and administrative expenses ....................      855,000        354,000
                                                                             -----------    -----------

Operating loss ............................................................     (290,000)       (51,000)
                                                                             -----------    -----------

Other income (expense)
         License fee income ...............................................       18,000         28,000
         Interest income ..................................................       36,000           --
         Other income .....................................................         --           31,000
         Amortization of deferred costs for bridge financing ..............     (250,000)          --
         Interest expense and factoring charges ...........................     (123,000)       (95,000)
                                                                             -----------    -----------
                                                                                (319,000)       (36,000)
                                                                             -----------    -----------

Loss before taxes .........................................................  $  (609,000)   $   (87,000)
Income tax benefit ........................................................       80,000           --
                                                                             -----------    -----------

Net loss ..................................................................  $  (529,000)   $   (87,000)
                                                                             ===========    ===========

Net loss per share ........................................................        $(.27)         $(.07)
                                                                                   =====          =====

Weighted average shares outstanding .......................................    1,974,725      1,200,000
                                                                               =========      =========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                               -------------------------
                                                                                  1997           1996
                                                                               ----------     ----------
Cash flows from operating activities
    Net loss ..............................................................    $ (510,000)    $ (175,000)
    Adjustments to reconcile net loss to net cash provided by (used in)
      operating activities:
         Amortization of discount and deferred costs on bridge financing ..       454,000           --
         Depreciation and amortization ....................................        26,000         27,000
         Changes in operating assets and liabilities (Increase) decrease in
               Inventories ................................................        16,000        811,000
               Non factored receivables ...................................        12,000         (6,000)
               Prepaid expenses and other current assets ..................      (331,000)       (19,000)
               Other assets ...............................................       (15,000)         5,000
             Increase (decrease) in
               Accounts payable and accrued expenses ......................       498,000        (78,000)
               Income taxes payable .......................................      (196,000)          --
                                                                               ----------     ----------

    Net cash provided by (used in) operating activities ...................       (46,000)       565,000
                                                                               ----------     ----------

Cash flows from investing activities
    Purchase of property and equipment ....................................      (118,000)        (5,000)
    Trademark costs .......................................................        (6,000)        (4,000)
    Funds deposited with factor ...........................................    (4,920,000)          --
    Funds transferred to operations from factor ...........................       884,000           --
                                                                               ----------     ----------

Net cash used in investing activities .....................................    (4,160,000)        (9,000)
                                                                               ----------     ----------

Cash flows from financing activities
    Deferred costs associated with bridge financing and
      initial public offering .............................................      (485,000)          --
    Net proceeds from bridge financing ....................................     1,122,000           --
    Warrants issued with bridge financing .................................       102,000           --
    Net proceeds from initial public offering .............................     6,479,000           --
    Payments of notes payable and short-term loan .........................      (644,000)      (154,000)
    Payment of bridge financing ...........................................    (1,500,000)          --
    Net change in due to/from factor ......................................      (892,000)      (433,000)
                                                                               ----------     ----------

Net cash provided by (used in) financing activities .......................     4,182,000       (587,000)
                                                                               ----------     ----------

NET DECREASE IN CASH ......................................................       (24,000)       (31,000)
Cash balance - December 31 ................................................        33,000         54,000
                                                                               ----------     ----------
Cash balance - June 30 ....................................................    $    9,000     $   23,000
                                                                               ==========     ==========

Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest ...........................................................    $   93,000     $   96,000
                                                                               ==========     ==========
       Income taxes .......................................................    $   99,000     $     --
                                                                               ==========     ==========


              The accompanying notes are an integral part of these
                        condensed financial statements.

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

       The condensed financial statements included herein have been prepared by Pivot Rules, Inc. (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the condensed notes thereto. In the opinion of management of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

       These financial statements should be read in conjunction with the Registration Statement filed with the Securities and Exchange Commission on Form 8-A.

       The results of operations of the Company for the three and six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE B - THE COMPANY

       The Company designs, sources and markets a full collection of golf lifestyle sportswear with a fun attitude and style for men under the Pivot Rules brand name and registered trademark.


NOTE C - SIGNIFICANT ACCOUNTING POLICIES

1.     INVENTORIES

       Inventories, which consist of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out method.

2.     EARNINGS PER SHARE

       Earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding and after giving effect to the stock split, on January 2, 1997.

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


NOTE D - BRIDGE FINANCING

       On January 2, 1997, the Company issued 15 units, each consisting of one convertible subordinated secured

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


promissory note in the principal amount of $100,000 per unit ("Note") and warrants to purchase 40,000 shares of common stock of the Company, no par value, at an exercise price of $2.50 ("Warrants"), for gross proceeds of $1,500,000. Net proceeds amounted to $1,290,000 after underwriter expenses and brokerage fees, but before additional debt issuance costs. A portion of the gross proceeds has been allocated to the Warrants based on their estimate of fair market value, resulting in approximately $168,000 of original issue discount and a $168,000 increase in paid-in capital.

       Interest on the Notes accrued at a rate of 10% per annum from January 2, 1997 through April 30, 1997, and at the rate of 12% per annum thereafter until such notes were repaid from the proceeds of the Company's initial public offering ("IPO") in May 1997.

       In May 1997, 237,000 out of the 600,000 Warrants issued pursuant to the bridge financing were surrendered by the Warrant holders. The cancellation of such Warrants resulted in a reduction of interest expense and additional paid-in capital of $66,000. The remaining Warrants were converted in May 1997 (on a one-for-one basis) into warrants with the same terms sold in the IPO ("IPO Warrants"). The IPO Warrants are exercisable at $5.00 per share, commencing in May 15, 1998 and expiring at the close of business on May 15, 2002.


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

2.     OPERATING LEASE

       In May 1997, the Company signed a lease for a new office and showroom space. The term of the lease is from June 1, 1997 through May 31, 2008. Annual minimum rentals, excluding utilities, are $81,000 through May 31, 2003 and $90,000 for the remaining periods.

3.     NEW OFFICE CONSTRUCTION

       As of July 31, 1997, the Company has entered into various contracts totalling $320,000 for the construction of its new office space.


NOTE E - AUTHORIZED SHARES

       In May 1997, the Company's Board of Directors authorized a new class of 2,000,000 shares of preferred stock, $.01 par value per share, and increased the aggregate number of shares of Common Stock authorized for issuance from

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


10,000,000 shares to 15,000,000 shares.


NOTE F - STOCK OPTION PLAN

       In May 1997, the Company's Board of Directors adopted a stock option plan (the "Plan") for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. In May 1997, 83,000 shares were granted under the Plan, all of which have an exercise price of $5.00. The maximum number of shares which may be granted under the Plan is 200,000.


NOTE G - INITIAL PUBLIC OFFERING

       The Company completed the IPO in May 1997. The Company received net proceeds of $6,479,000, of which approximately $2,030,000 was used to repay Company indebtedness, including the repayment of notes issued by the Company in connection with the bridge financing. The funds from the IPO were deposited with the Company's factor and invested at a rate of 2% below prime. As a result of the satisfaction of the bridge loan, the Company has written-off $80,000 of unamortized debt discount and $233,000 of unamortized debt issuance costs.

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               PIVOT RULES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       The Company designs, sources and markets a full collection of golf sportswear with a fun attitude and style for men under the Pivot Rules brand name and registered trademark. Its current products include knit and woven shirts, sweaters, sweatshirts, pants, shorts, outerwear, hats and socks, many of which carry the Company's distinctive "Three Golfer" logo. The Company focuses its design efforts on creating products with updated styling, innovative design, and superior comfort and fit, utilizing natural fibers and bright colors.

       In September 1996, as a result of increasing competition in the "upper moderate" price segment of the golf lifestyle apparel market, the Company initiated a strategy of repositioning its products into the "moderate" price segment and expanding distribution to focus on higher-volume retailers.

       Historically, the Company sold its products in the "upper moderate" price segment, primarily to better department stores, specialty stores, and catalogs. Because such retailers typically purchased small quantities of a given product style, the Company utilized small production runs and its profitability was dependent upon high margins. By refocusing its marketing efforts on the "moderate" price segment of the golf lifestyle apparel market, the Company is taking advantage of the greater distribution opportunities available and the resulting larger order sizes in an effort to increase gross profit through sales growth and improved sourcing.


RESULTS OF 0PERATIONS

Six months ended June 30, 1997 ("First Half of 1997") compared to Six months ended June 30, 1996 ("First Half of 1996")

       The Company's net sales increased by $1,491,000, or 51.1%, to $4,406,000 in the First Half of 1997 from $2,915,000 in the First Half of 1996. This increase was attributable to an increase in unit volume of the Company's new customers, which was partially offset by average lower selling prices of its men's sportswear collection both resulting from the Company's shift to the "moderate" price segment. Revenues derived from the sale of the men's sportswear grew $2,197,000, or 106%, to $4,262,000 in the First Half of 1997 from $2,065,000 for the First Half of 1996. The remaining portion of net sales in the First Half of 1997 and the First Half of 1996 was attributable to the women's sportswear collection which the Company chose to discontinue during 1996. The Company continues to sell a limited amount of women's apparel on a contract basis.

       Returns and allowances decreased by $117,000, or 39.0%, to $183,000 in the First Half of 1997 from $300,000 in the First Half of 1996. Returns and allowances represented 4.0% of gross sales in the First Half of 1997 as compared to 9.3% in the First Half of 1996. This improvement resulted principally from improved selling at retail which resulted in lower markdowns as well as from a shift in sales to larger volume retailers who had lower return rates.

       Gross profit increased by $547,000, or 86.8%, to $1,177,000 in the First Half of 1997 from $630,000 in the First Half of 1996. Gross margin as a percentage of net sales increased to 26.7% in the First Half of 1997 from 21.6% in the First Half of 1996. This increase was related to reduced sourcing costs relating to larger order sizes. This increase was partially offset by an average lower selling price.

         Selling, marketing, design and administrative expenses increased by $530,000, or 72.2%, to $1,264,000 in the First Half of 1997 from $734,000 in the First Half of 1996. As a percentage of net sales, selling, marketing, design and administrative expenses increased to 28.7% in the First Half of 1997 from 25.2% in the First Half of 1996. This increase primarily resulted from an increase in advertising expense of $284,000, as well as an increase in salaries of $142,000, due to the hiring of key management personnel.

       In the First Half of 1997, the Company had interest income of $36,000 which represents the interest earned on the proceeds from the IPO.

       Other income of $50,000 in the First Half of 1996 represented the proceeds from lawsuit settlements, net of related costs.

       Amortization of deferred costs for bridge financing of $286,000 represented the expense of the debt issuance costs associated with the bridge financing. Unamortized costs of $233,000 were fully written-off in May 1997 upon the satisfaction of the bridge loan.

       Interest expense and factoring charges increased by $109,000 to $285,000 in the First Half of 1997 from $176,000 in the First Half of 1996. This increase was attributable to the interest expense associated with the bridge financing totalling $161,000 which was paid in full in May 1997. The interest on the bridge financing included the $80,000 write-off of unamortized debt discount from the satisfaction of the bridge financing which was partially offset by a $66,000 reduction in interest expense resulting from the surrendering of 237,000 bridge warrants in May 1997.

       Net loss increased by $335,000 to a net loss of $510,000 in the First Half of 1997 from a loss of $175,000 in the First Half of 1996. The loss was primarily attributable to the write-off and amortization of $286,000 of debt issuance costs and $102,000 of debt discount associated with the bridge financing as well as to the factors noted above.


Three months ended June 30, 1997 ("Second Quarter of 1997") compared to Three months ended June 30, 1996 ("Second Quarter of 1996")

       The Company's net sales increased by $488,000, or 32.1%, to $2,010,000 in the Second Quarter of 1997 from $1,521,000 in the Second Quarter of 1996, this increase was attributable to an increase in unit volume which was partially offset by average lower selling prices of its men's sportswear collection both resulting from the Company's shift to the "moderate" price segment. Revenues derived from the sale of the men's sportswear grew $756,000, or 63.4%, to $1,948,000 in the Second Quarter of 1997 from $1,192,000 for the Second Quarter of 1996. The remaining portion of net sales in the Second Quarter of 1997 and the Second Quarter of 1996 was attributable to the women's sportswear collection which the Company chose to discontinue during 1996. The Company continues to sell a limited amount of women's apparel on a contract basis.

       Returns and allowances decreased by $80,000, or 48.8%, to $84,000 in the Second Quarter of 1997 from $164,000 in the Second Quarter of 1996. Returns and allowances represented 4.0% of gross sales in the Second Quarter of 1997 as compared to 9.7% in the Second Quarter of 1996. This improvement resulted principally from improved selling at retail which resulted in lower markdowns as well as from a shift in sales to larger volume retailers who had lower return rates.

       Gross profit increased by $262,000, or 86.4%, to $565,000 in the Second Quarter of 1997 from $303,000 in the Second Quarter of 1996. Gross margin as a percentage of net sales increased to 28.1% in the Second Quarter of 1997 from 19.9% in the Second Quarter of 1996. This increase was related to reduced sourcing costs relating to larger order sizes. This increase was partially offset by an average lower selling price.

       Selling, marketing, design and administrative expenses increased by $501,000 to $855,000 in the Second Quarter of 1997 from $354,000 in the Second Quarter of 1996. As a percentage of net sales, selling, marketing, design and administrative expenses, increased to 42.5% in the Second Quarter of 1997 from 23.3% in the Second Quarter of 1996. This increase primarily resulted from an increase in salaries of $103,000, due to the hiring of key management personnel, as well as an increase in advertising expense of $305,000.

       Interest expense and factoring charges increased by $28,000 to $123,000 in the Second Quarter of 1997 from $95,000 in the Second Quarter of 1996. This increase was primarily attributable to the interest expense associated with the bridge financing totalling $67,000 which was paid in full in May 1997. The interest on the bridge financing includes the $80,000 write-off of debt discount from the satisfaction of the bridge financing which was partially offset by a $66,000 reduction in interest expense resulting from the surrendering of 237,000 bridge warrants in May 1997.


       In the Second Quarter of 1997, the Company had interest income of $36,000 which represented the interest earned on the proceeds from the IPO.

       Other income of $31,000 in the Second Quarter of 1996 represented the proceeds from lawsuit settlements, net of related costs.

       Amortization of deferred costs for bridge financing of $250,000 represents the expense of the debt issuance costs associated with the bridge financing. Unamortized costs of $233,000 were fully written-off in May 1997 upon the satisfaction of the bridge loan.

       Net loss increased by $442,000 to a net loss of $529,000 in the Second Quarter of 1997 from a loss of $87,000 in the Second Quarter of 1996. This increase was attributable to the factors noted above.


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

       During the First Half of 1997, net cash used by operating activities was $46,000, compared to cash provided by operating activities of $565,000 in the First Half of 1996. The decrease in cash provided by operations was primarily the result of increases in the Company's net loss, prepaid insurance (relating to a 3-year Directors & Officers insurance policy) and prepaid samples relating to the Holiday '97 and Spring '98 men's sportswear collection, which increases are partially offset by an increase in accounts payable.

       During the First Half of 1997, net cash used in investing activities was $4,160,000, compared to $9,000 in the First Half of 1996. The cash used in the First Half of 1997 was primarily the investment of the proceeds received from the IPO. The funds from the IPO were deposited with the Company's factor and invested at a rate of 2% below prime. Funds are transferred into the Company's operating account as needed. In addition, the Company invested $94,000 in the development of concept shops installed in retail stores in May 1997 and $24,000 for the construction costs relating to the Company's new office space. In the First Half of 1996, the cash was used to purchase property and equipment and was also attributable to the costs associated with the registration of several trademarks in the United States and foreign countries.

       During the First Half of 1997, net cash provided by financing activities was $4,182,000, compared to cash used in financing activities of $587,000 in the First Half of 1996. The increase was primarily attributable to the net proceeds from the IPO of $6,479,000 which was partially offset by debt repayments totalling $2,144,000 (which $2,030,000 was paid from the net IPO proceeds) and deferred costs relating to the IPO and the bridge financing of $485,000. During the First Half of 1996, net cash used in financing activities resulted from a net decrease of $433,000 in the amount due to the factor and from payments of $154,000 in notes payable.

       Factoring Agreement: The Company is party to a Retail Collection Factoring Agreement ("Factoring Agreement") with Heller Financial ("Heller") pursuant to which the Company sells all of its eligible accounts receivable to Heller. The Company is eligible for advances from Heller, at Heller's discretion, for up to 80% of the net balance due on eligible accounts receivable. At June 30, 1997, there was approximately $4,036,000 funds deposited with Heller under the Factoring Agreement and approximately $945,000 in factored receivables. net of returns and allowances. Interest on the net amount due to Heller is payable monthly in arrears at the rate of 2% above the Chase Manhattan Bank, N.A. prime rate ("Prime"). Interest on the net receivable with Heller is received monthly in arrears at the rate of 2% below Prime.

       Bridge Financing: In the first quarter of 1997, the Company used the proceeds from the bridge financing for the hiring of key personnel, the initial stages of the development of concept shops and/or concept areas to be installed within retail stores, and the payment of expenses in connection with the IPO. The Company received these funds in January 1997 and paid this loan in full May 1997 from the proceeds of its IPO.

       Initial Public Offering: In May 1997, the Company completed its IPO. The IPO consisted of 1,500,000 units, each of which consisted of one share of the Company's common stock and one IPO Warrant. Each unit was priced at $5.00 per share resulting in net proceeds of $6,479,000, after deducting underwriting discounts, commissions, and underwriting related expenses. A portion of the net proceeds from the IPO were used to repay the bridge financing, the notes payable, and the short-term loan payable which totaled approximately $2,030,000. The remaining proceeds are intended to be used for marketing and advertising purposes, the installation of concept shops and/or concept areas, and for working capital and general corporate purposes.

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


Dated:  August 14, 1997





                                          PIVOT RULES, INC.

                                          /s/ E. Kenneth Seiff
                                          -------------------------------------
                                          E. Kenneth Seiff
                                          President and Chief Executive Officer


                                          /s/ Meena N. Bhatia
                                          -------------------------------------
                                          Meena N. Bhatia
                                          Chief Financial Officer