Form 10-Q
period 1997-09-30
PIVOT RULES INC
filed 1997-11-14
CIK 1030896

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   X     EXCHANGE ACT OF 1934
------

For the quarterly period ended September 30, 1997
                               ------------------

_______ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

                       Commission File Number: 333-22895
                                               ---------

                               Pivot Rules, Inc.
---------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

           New York                                      13-3612110
------------------------------------------------------------------------------
 (State or other jurisdiction of             (IRS Employer Identification No.)
incorporation or organization)

                              42 West 39th Street
                              New York, NY 10018
------------------------------------------------------------------------------
                   (Address of principal executive offices)

                                 (212)944-8000
------------------------------------------------------------------------------
                          (Issuer's telephone number)

                          80 W. 40th St. NY, NY 10018
------------------------------------------------------------------------------
            (Former name, former address, and former fiscal year,
                         if changed since last report)

Check whether the issuer (1)filed all reports required to be filed by Section 13 or 15(d)of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ____ No X
                                                                           ---
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                          Outstanding as of November 10, 1997
       ----------                        -----------------------------------
Common Stock, par value $.01 per share                 2,700,000

Transitional Small Business Disclosure Format (check one): Yes       No   X
                                                               ----     -----

                               PIVOT RULES, INC.
                               TABLE OF CONTENTS

                                                                                                                         PAGE
                                                                                                                         ----
         PART I  -  FINANCIAL INFORMATION

         Item 1. Condensed Financial Statements

                        Condensed Balance Sheets as of September 30, 1997 (unaudited)
                              and December 31, 1996 ................................................................       2

                        Condensed Statements of Operations for the nine months ended
                              September 30, 1997 and 1996 (unaudited)...............................................       3

                        Condensed Statements of Operations for the three months ended
                              September 30, 1997 and 1996 (unaudited)...............................................       4

                        Condensed Statements of Cash Flows for the nine months ended
                              September 30, 1997 and 1996 (unaudited)...............................................       5

                        Notes to Condensed Financial Statements.....................................................       6

         Item 2. Management's Discussion and Analysis of Financial Condition
                              and Results of Operations.............................................................       9


         PART II  -  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds...........................................................     13
         Item 6. Exhibits and Reports on Form 8-K ...................................................................     15


         SIGNATURES   ..............................................................................................      16

PART I - FINANCIAL INFORMATION
Item 1 - Condensed Financial Statements

                               PIVOT RULES, INC.
                           CONDENSED BALANCE SHEETS

                                                                             SEPTEMBER 30,      DECEMBER 31,
                                                                                1997               1996*
                                                                           ---------------    ----------------
                                                                ASSETS        (UNAUDITED)
CURRENT ASSETS

    Cash .......................................................            $       88,000      $       33,000
    Funds deposited with factor.................................                 2,494,000                  --
    Due from factor ............................................                 1,262,000             176,000
    Non-factored receivables....................................                    63,000              45,000
    Inventories ................................................                 1,476,000             835,000
    Prepaid expenses and other current assets ..................                   526,000              69,000
    Income taxes receivable ....................................                    90,000                  --
    Deferred income taxes ......................................                    97,000              97,000
                                                                            --------------      --------------
         Total current assets ..................................                 6,096,000           1,255,000

PROPERTY AND EQUIPMENT, NET ....................................                   688,000              89,000

DEFERRED COSTS AND OTHER ASSETS ................................                   176,000             292,000
                                                                            --------------      --------------

         Total .................................................            $    6,960,000      $    1,636,000
                                                                            ==============      ==============


                                           LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Current portion of notes payable ...........................            $           --      $      230,000
    Short-term loan payable ....................................                        --             279,000
    Due to factor ..............................................                        --             123,000
    Accounts payable, accrued expenses and other
       current liabilities .....................................                 1,160,000             336,000
    Income taxes payable .......................................                        --             112,000
                                                                            --------------      --------------
         Total current liabilities .............................                 1,160,000           1,080,000

NOTES PAYABLE, less current portion ............................                        --             135,000

DEFERRED INCOME TAXES ..........................................                    12,000              12,000
                                                                            --------------      --------------
                                                                                 1,172,000           1,227,000
                                                                            --------------      --------------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
    Preferred stock - $.01 par value; 2,000,000 authorized and no shares authorized, respectively
    Common stock - $.01 par value; 15,000,000 and 10,000,000 Shares authorized, respectively; 2,700,000 and 1,200,000
       Shares issued and outstanding, respectively .............                    27,000              12,000
    Additional paid-in capital  ................................                 6,425,000             397,000
    Accumulated deficit ........................................                  (664,000)                 --
                                                                            ---------------     --------------
         Total shareholders' equity.............................                 5,788,000             409,000
                                                                            --------------      --------------

         Total .................................................            $    6,960,000      $    1,636,000
                                                                            ==============      ==============

* Derived from audited financial statements.

        The accompanying notes are an integral part of these condensed financial statements.

                               PIVOT RULES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            ----------------------------------
                                                                                    1997              1996
                                                                           ---------------      --------------
Sales ..........................................................            $     6,616,000     $    4,284,000
Less returns and allowances ....................................                    197,000            378,000
                                                                            ---------------     --------------

       Net sales ...............................................                  6,419,000          3,906,000

Cost of sales ..................................................                  4,677,000          3,183,000
                                                                            ---------------     --------------

       Gross profit ............................................                  1,742,000            723,000

Selling, marketing, design and administrative expenses .........                  2,002,000            953,000
                                                                            ---------------     --------------

Operating loss .................................................                   (260,000)          (230,000)
                                                                            -----------------   --------------

Other income (expense)
   License fee income ..........................................                     44,000             74,000
   Interest income..............................................                     96,000                 --
   Other income ................................................                         --             50,000
   Amortization and write-off of deferred costs for
        Bridge financing........................................                   (286,000)                --
   Interest expense and factoring charges ......................                   (328,000)          (261,000)
                                                                            ---------------     --------------

                                                                                   (474,000)          (137,000)
                                                                            ---------------     --------------

Loss before taxes ..............................................             $     (734,000)    $   (367,000)
Income tax benefit .............................................                     70,000                 --
                                                                            ---------------     --------------

Net loss........................................................            $      (664,000)    $    (367,000)
                                                                            ===============     =============


Net loss per share..............................................                      $(.34)            $(.31)
                                                                                   ========            ======
Weighted average shares outstanding.............................                  1,963,736         1,200,000
                                                                                  =========         =========












             The accompanying notes are an integral part of these
                       condensed financial statements.

                               PIVOT RULES, INC.
                      CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                   THREE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                           ----------------------------------
                                                                                   1997             1996
                                                                           ----------------     -------------
Sales ..........................................................            $     2,027,000     $   1,069,000
Less returns and allowances ....................................                     14,000            78,000
                                                                            ---------------     -------------

       Net sales ...............................................                  2,013,000           991,000

Cost of sales ..................................................                  1,448,000           898,000
                                                                            ---------------     -------------

       Gross profit ............................................                    565,000            93,000

Selling, marketing, design and administrative expenses .........                    738,000           219,000
                                                                            ---------------     -------------

Operating loss .................................................                   (173,000)         (126,000)
                                                                            ----------------    -------------

Other income (expense)
   License fee income ..........................................                      2,000            19,000
   Interest income .............................................                     60,000                --
   Interest expense and factoring charges ......................                    (43,000)          (85,000)
                                                                             --------------      -------------

                                                                                     19,000           (66,000)
                                                                             --------------      -------------

Loss before taxes ..............................................            $      (154,000)    $    (192,000)

Income tax benefit .............................................                         --                --
                                                                            ---------------     -------------

Net loss........................................................            $      (154,000)    $    (192,000)
                                                                            ===============     ===========


Net loss per share..............................................                      $(.06)            $(.16)
                                                                                       =====            =====


Weighted average shares outstanding.............................                  2,700,000         1,200,000
                                                                                  =========         =========












             The accompanying notes are an integral part of these
                       condensed financial statements.

                               PIVOT RULES, INC.
                      CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                  ---------------------------------------
                                                                                       1997                     1996
                                                                                  --------------       ------------------
Cash flows from operation activities
    Net loss....................................................                 $    (664,000)        $         (367,000)
    Adjustments to reconcile net loss to net cash provided by
      (used in) operating activities:
         Loss on equipment disposal.............................                        12,000                         --
         Amortization of discount and deferred costs
           on bridge financing..................................                       388,000                         --
         Depreciation and amortization..........................                        43,000                     34,000
         Changes in operating assets and liabilities
           (Increase) decrease in
               Inventories......................................                      (641,000)                   907,000
               Non factored receivables.........................                       (18,000)                     6,000
               Prepaid expenses and other current assets .......                      (457,000)                   (43,000)
               Other assets.....................................                       (15,000)                   (12,000)
               Income taxes receivable..........................                           --                      (4,000)
           Increase (decrease) in
               Accounts payable and accrued expenses............                       824,000                    184,000
               Income taxes payable.............................                      (202,000)                        --
                                                                                 --------------         ------------------
Net cash provided by (used in) operating activities ............                      (730,000)                   705,000
                                                                                 -------------          ------------------

Cash flows from investing activities
    Purchase of property and equipment..........................                      (644,000)                   (35,000)
    Trademark costs.............................................                        (8,000)                    (8,000)
    Funds deposited with factor ................................                    (4,920,000)                        --
    Funds transferred to operations from factor ................                     2,426,000                         --
                                                                                 -------------         ------------------
Net cash used in investing activities ..........................                    (3,146,000)                   (43,000)
                                                                                 --------------        ------------------


Cash flows from financing activities
    Deferred costs associated with bridge financing and
      initial public offering...................................                     (485,000)                          --
    Net proceeds from bridge financing..........................                     1,122,000                          --
    Warrants issued with bridge financing ......................                       168,000                          --
    Net proceeds from initial public offering ..................                     6,479,000                          --
    Payments of notes payable and short-term loan ..............                      (644,000)                   (161,000)
    Payment of bridge financing.................................                    (1,500,000)                         --
    Net change in due to/from factor............................                    (1,209,000)                   (493,000)
                                                                                 -------------          ------------------
Net cash provided by (used in) financing activities ............                     3,931,000                    (654,000)
                                                                                 -------------          ------------------


NET INCREASE IN CASH............................................                        55,000                       8,000
Cash balance - December 31......................................                        33,000                      54,000
                                                                                 -------------          ------------------
Cash balance - September 30.....................................                 $      88,000          $           62,000
                                                                                 =============          ==================


     Supplemental disclosure of cash flow information:
    Cash paid during the period for
       Interest.................................................                 $       3,000          $          113,000
                                                                                 ==============         ==================
       Income taxes.............................................                 $       7,000          $               --
                                                                                 ==============         ==================

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

       The results of operations of the Company for the three and nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.


NOTE B - THE COMPANY

       The Company designs, sources and markets a full collection of golf sportswear with a fun attitude and style for men under the Pivot Rules brand name.


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

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE D - BRIDGE FINANCING

       On January 2, 1997, the Company issued 15 units, each consisting of one convertible subordinated secured promissory note in the principal amount of $100,000 per unit ("Note") and warrants to purchase 40,000 shares of common stock of the Company, no par value, at an exercise price of $2.50 ("Warrants"), for gross proceeds of $1,500,000. Net proceeds amounted to $1,290,000 after underwriter expenses and brokerage fees, but before additional debt issuance costs. A portion of the gross proceeds has been allocated to the Warrants based on their estimate of fair market value, resulting in approximately $168,000 of original issue discount and a $168,000 increase in paid-in capital.

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

       In September 1997, the Company entered into an employment agreement with its Chief Creative Officer, which expires on December 31, 2000. The employment agreement provides for a base salary and discretionary annual bonuses, together with a one-time bonus contingent on achieving certain targeted sales requirements. In addition, the employment agreement provides for annual raises to be determined by the Board of Directors in its discretion but subject to certain specified minimums, and an option grant upon commencement of employment.

       In October 1997, the Company entered into an employment agreement with its Vice President of Corporate Sales, which expires on December 31, 2000. The employment agreement provides for a base salary and annual bonuses contingent on achieving certain specified performance objectives. In addition, the employment agreement provides for annual raises and option grants, each contingent upon meeting certain targeted sales requirements.

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS


2.     OPERATING LEASE

       In May 1997, the Company signed a lease for a new office and showroom space. The term of the lease is from September 1, 1997 through May 31, 2008. Annual minimum rentals, excluding utilities, are $81,000 through May 31, 2003 and $90,000 for the remaining periods.

3.     NEW OFFICE CONSTRUCTION

       The Company has entered into various contracts totaling $400,000 for the construction of its new office space. The construction was completed on September 30, 1997. All unpaid amounts relating to the construction were accrued as of September 30, 1997.


NOTE F - AUTHORIZED SHARES

       In May 1997, the Company's Board of Directors authorized a new class of 2,000,000 shares of preferred stock, $.01 par value per share, and increased the aggregate number of shares of Common Stock authorized for issuance from 10,000,000 shares to 15,000,000 shares.


NOTE G - STOCK OPTION PLAN

       In May 1997, the Company's Board of Directors adopted a stock option plan (the "Plan") for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. As of October 31, 1997, 117,000 shares were granted under the Plan, all of which have an exercise price of $5.00. The maximum number of shares that may be granted under the Plan is 200,000.


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

Item 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                               PIVOT RULES, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


       The Company designs, sources and markets a full collection of golf sportswear with a fun attitude and style for men under the Pivot Rules brand name. Its current products include knit and woven shirts, sweaters, sweatshirts, pants, shorts, outerwear, hats and socks, many of which carry the Company's distinctive "Three Golfer" logo. The Company focuses its design efforts on creating products with updated styling, innovative design, and superior comfort and fit, utilizing natural fibers and bright colors.

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

RESULTS OF 0PERATIONS

Nine months ended September 30, 1997 ("First Nine Months of 1997") compared to Nine months ended September 30, 1996 ("First Nine Months of 1996")

       The Company's net sales increased by $2,513,000, or 64.3%, to $6,419,000 in the First Nine Months of 1997 from $3,906,000 in the First Nine Months of 1996. This increase was attributable to an increase in unit volume of the Company's new customers, which was partially offset by average lower selling prices of its men's sportswear collection both resulting from the Company's shift to the "moderate" price segment. Revenues derived from the sale of the men's sportswear grew $3,433,000, or 120.8%, to $6,275,000 in the First Nine Months of 1997 from $2,842,000 for the First Nine Months of 1996. The remaining portion of net sales in the First Nine Months of 1997 and the First Nine Months of 1996 was attributable to the women's sportswear collection which the Company chose to discontinue during 1996. The Company continues to sell a limited amount of women's apparel on a contract basis.

       Returns and allowances decreased by $181,000, or 47.9%, to $197,000 in the First Nine Months of 1997 from $378,000 in the First Nine Months of 1996. Returns and allowances represented 3.0% of gross sales in the First Nine Months of 1997 as compared to 8.8% in the First Nine Months of 1996. This improvement resulted principally from improved selling at retail which resulted in lower markdowns as well as from a shift in sales to larger volume retailers who had lower return rates.

       Gross profit increased by $1,019,000, or 140.9%, to $1,742,000 in the First Nine Months of 1997 from $723,000 in the First Nine Months of 1996. Gross profit as a percentage of net sales increased to 27.1% in the First Nine Months of 1997 from 18.5% in the First Nine Months of 1996. This increase was related to reduced sourcing costs relating to larger order sizes. This increase was partially offset by an average lower selling price.

       Selling, marketing, design and administrative expenses increased by $1,049,000, or 110.1%, to $2,002,000 in the First Nine Months of 1997 from
$953,000 in the First Nine Months of 1996. As a percentage of net sales, selling, marketing, design and administrative expenses increased to 31.2% in the First Nine Months of 1997 from 24.4% in the First Nine Months of 1996. This increase primarily resulted from an increase in advertising expense of $480,000, as well as an increase in salaries of $303,000, due to the hiring of key management personnel.

       In the First Nine Months of 1997, the Company had interest income of $96,000 which represents the interest earned on the proceeds from the IPO.

       Other income of $50,000 in the First Nine Months of 1996 represented the proceeds from lawsuit settlements, net of related costs.

       Amortization of deferred costs for bridge financing of $286,000 represented the expense of the debt issuance costs associated with the bridge financing. Unamortized costs of $233,000 were fully written-off in May 1997 upon the satisfaction of the bridge loan.

       Interest expense and factoring charges increased by $67,000 to $328,000 in the First Nine Months of 1997 from $261,000 in the First Nine Months of 1996. This increase was attributable to the interest expense associated with the bridge financing totaling $161,000 which was paid in full in May 1997. The interest expense on the bridge financing included 168,000 of debt discount of which 180,000 of unamortized discount was fully written off in May 1997, upon the satisfaction of the bridge financing. In addition, the debt discount on the bridge financing was offset by a $66,000 reduction in interest expense resulting from the surrendering of 237,000 bridge warrants in May 1997. The Company does not anticipate additional interest expense from the bridge financing or associated costs in the future.

       Net loss increased by $297,000 to a net loss of $664,000 in the First Nine Months of 1997 from a loss of $367,000 in the First Nine Months of 1996. The increase in the loss was primarily attributable to the write-off and amortization of $286,000 of debt issuance costs and $102,000 of debt discount associated with the bridge financing as well as to the factors noted above.

Three months ended September 30, 1997 ("Third Quarter of 1997") compared to Three months ended September 30, 1996 ("Third Quarter of 1996")

       The Company's net sales increased by $1,022,000, or 103.1%, to $2,013,000 in the Third Quarter of 1997 from $991,000 in the Third Quarter of 1996. This increase was attributable to an increase in unit volume which was partially offset by average lower selling prices of its men's sportswear collection both resulting from the Company's shift to the "moderate" price segment. Revenues derived from the sale of the men's sportswear grew $1,239,000, or 160.1%, to $2,013,000 in the Third Quarter of 1997 from
$774,000 for the Third Quarter of 1996. The remaining portion of net sales in the Third Quarter of 1996 was attributable to the women's sportswear collection which the Company chose to discontinue during 1996. The Company continues to sell a limited amount of women's apparel on a contract basis.

       Returns and allowances decreased by $64,000, or 82.1%, to $14,000 in the Third Quarter of 1997 from $78,000 in the Third Quarter of 1996. Returns and allowances represented 1.0% of gross sales in the Third Quarter of 1997 as compared to 7.3% in the Third Quarter of 1996. This improvement resulted principally from improved selling at retail which resulted in lower markdowns as well as from a shift in sales to larger volume retailers who had lower return rates.

       Gross profit increased by $472,000, to $565,000 in the Third Quarter of 1997 from $93,000 in the Third Quarter of 1996. Gross profit as a percentage of net sales increased to 28.1% in the Third Quarter of 1997 from 9.4% in the Third Quarter of 1996. This increase was related to reduced sourcing costs relating to larger order sizes. This increase was partially offset by an average lower selling price.

       Selling, marketing, design and administrative expenses increased by $519,000 to $738,000 in the Third Quarter of 1997 from $219,000 in the Third Quarter of 1996. As a percentage of net sales, selling, marketing, design and administrative expenses, increased to 36.7% in the Third Quarter of 1997 from 22.1% in the Third Quarter of 1996. This increase primarily resulted from an increase in salaries of $161,000, due to the hiring of key management personnel, as well as an increase in advertising expense of $196,000.

       Interest expense and factoring charges decreased by $42,000 to $43,000 in the Third Quarter of 1997 from $85,000 in the Third Quarter of 1996. This decrease is attributable to the satisfaction of indebtedness from the proceeds of the IPO in May 1997. In addition, the company has not used any of its line of credit available from its factor.

       In the Third Quarter of 1997, the Company had interest income of $60,000, which represented the interest earned on the proceeds from the IPO.

       Net loss decreased by $38,000 to a net loss of $154,000 in the Third Quarter of 1997 from a loss of $192,000 in the Third Quarter of 1996. This decrease in net loss was attributable to the factors noted above.


LIQUIDITY AND CAPITAL RESOURCES

       The Company's primary funding requirements are to finance working capital and the continued growth of its business. Requirements for growth of the business include the purchase of inventory, launching advertising campaigns, and the capital expenditures relating to the development and installation of concept shops and/or concept areas the Company is beginning to install within retail stores.

       During the First Nine Months of 1997, net cash used by operating activities was $730,000, compared to cash provided by operating activities of $705,000 in the First Nine Months of 1996. The decrease in cash provided by operations was primarily the result of increases in the Company's net loss, prepaid insurance (relating to a 3-year Directors & Officers insurance policy) and prepaid samples relating to the Holiday '97 and Spring '98 men's sportswear collection, which increases are partially offset by an increase in accounts payable. In addition, inventory on hand increased due to a greater quantity of holiday goods on hand on September 30, 1997 as compared to September 30, 1996.

       During the First Nine Months of 1997, net cash used in investing activities was $3,146,000, compared to $43,000 in the First Nine Months of 1996. The cash used in the First Nine Months of 1997 was primarily the investment of the proceeds received from the IPO. The funds from the IPO were deposited with the Company's factor and invested at a rate of 2% below prime. Funds are transferred into the Company's operating account as needed. In addition, the Company invested approximately $134,000 in the development of concept shops installed in retail stores in May 1997 and $400,000 for the construction costs relating to the Company's new office space. In the First Nine Months of 1996, the cash was used to purchase property and equipment and was also attributable to the costs associated with the registration of several trademarks in the United States and foreign countries.

       During the First Nine Months of 1997, net cash provided by financing activities was $3,931,000, compared to cash used in financing activities of $654,000 in the First Nine Months of 1996. The increase was primarily attributable to the net proceeds from the IPO of $6,479,000 which was partially offset by debt repayments totalling $2,144,000 (which $2,030,000 was paid from the net IPO proceeds) and deferred costs relating to the IPO and the bridge financing of $485,000. During the First Nine Months of 1996, net cash used in financing activities resulted from a net decrease of $493,000 in the amount due to the factor and from payments of $161,000 in notes payable.

       Factoring Agreement: The Company is party to a Retail Collection Factoring Agreement ("Factoring Agreement") with Heller Financial ("Heller") pursuant to which the Company sells all of its eligible accounts receivable to Heller. The Company renegotiated its agreement with Heller in November 1997. The Company is eligible for advances from Heller, at Heller's discretion, for up to 85% of the net balance due on eligible accounts receivable. At September 30, 1997, there was approximately $2,494,000 funds deposited with Heller under the Factoring Agreement and approximately $1,262,000 in factored receivables, net of returns and allowances. Interest on the net amount due to Heller is payable monthly in arrears at the rate of 1% above the Chase Manhattan Bank, N.A. prime rate ("Prime"). Interest on the net receivable with Heller is received monthly in arrears at the rate of 1.75% below Prime.

       Bridge Financing: In the first quarter of 1997, the Company used the proceeds from the bridge financing for the hiring of key personnel, the initial stages of the development of concept shops and/or concept areas to be installed within retail stores, and the payment of expenses in connection with the IPO. The Company received these funds in January 1997 and paid this loan in full in May 1997 from the proceeds of its IPO.

       Initial Public Offering: In May 1997, the Company completed its IPO. The IPO consisted of 1,500,000 units, each of which consisted of one share of the Company's common stock and one IPO Warrant. Each unit was priced at $5.00 per share resulting in net proceeds of $6,479,000, after deducting underwriting discounts, commissions, and underwriting related expenses. A portion of the net proceeds from the IPO was used to repay the bridge financing, the notes payable, and the short-term loan payable that totaled approximately $2,030,000. The remaining proceeds are intended to be used for marketing and advertising purposes, the installation of concept shops and/or concept areas, and for working capital and general corporate purposes.

PART II - OTHER INFORMATION
Item 2 - Changes in Securities and Use of Proceeds


               REPORT OF SALES OF SECURITIES AND USE OF PROCEEDS


       Effective May 15,1997, the Company completed its Initial Public Offering ("IPO"). The representative of the underwriters of the IPO was GKN Securities Corp. The following table represents the title of each class of securities registered and the title of any class of securities into which such securities may be converted:

                      (1)    Units
                      (2)    Common Stock, $.01 par value
                      (3)    Redeemable Common Stock Purchase Warrant
                      (4)    Representative's Unit Purchase Option
                      (5)    Bridge Warrants


         UNITS: Each unit consists of one share of Common Stock and one Redeemable Common Stock Purchase Warrant. On July 17, 1997, the Common Stock and the Redeemable Common Stock Purchase Warrants traded separately and the units were delisted.

         REDEEMABLE COMMON STOCK PURCHASE WARRANT ("WARRANT"): Each Warrant entitles the holder to purchase one share of Common Stock for $5.00 during the four year period commencing one year after May 15, 1997.

         REPRESENTATIVE'S UNIT PURCHASE OPTION: Representative's right to purchase up to 150,000 Units for an aggregate price of $100.

         BRIDGE WARRANTS: Warrants issued to certain persons in connection with the Company's January 1997 bridge financing.



The following table represents the amount and aggregate offering price of securities registered and sold:


                                                     Aggregate offering
                                                       Price of Amount                                  Aggregate Offering
   Title of Security         Amount Registered           Registered               Amount Sold          Price of Amount Sold
------------------------- ------------------------ ------------------------ ------------------------- ------------------------
          Unit                   1,725,000               $8,625,000                1,500,000                $7,500,000
 Representative's Unit               1                      $100                       1                       $100
    Purchase Option



The net offering proceeds totaled $5,891,899 after deducting total expenses listed below. The following amounts represent total expenses in connection with issuance and distribution of the securities registered for each category listed below:

         Underwriting discounts and commissions                  $750,000
         Expenses paid to or for underwriters                     225,000
         Other expenses                                           633,101

         The amounts shown above represent direct or indirect payments to others.



As of September 30,1997, the net offering proceeds of $5,891,899 were used for the following cash expenditures:

         Construction of plant, building, and facilities       $   282,000
         Fixed Assets - Computer System                             62,000
         Repayment of indebtedness (with interest)               2,031,580
         Installation of concept shops and/or concept areas        133,817
         Advertising                                               580,000
         Working Capital                                           546,000

         The balance of the proceeds have been deposited with the Company's factor and invested at a rate of 1.75% below prime. The amounts shown above represent direct or indirect payments to others.

Item 6.   Exhibits and Reports on Form 8-K

       (a) Exhibits

         Item no.      Description
         -------       -----------

         10.22 Employment Agreement dated as of September 23, 1997 by and between Pivot Rules, Inc. and Bradley Erickson.


         27            Financial Data Schedule.

                                  SIGNATURES


         In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  November 12, 1997




                                          PIVOT RULES, INC.

                                          /s/ E. Kenneth Seiff
                                          -----------------------------
                                          E. Kenneth Seiff
                                          President and Chief Executive Officer



                                          /s/ Meena N. Bhatia
                                          -----------------------------
                                          Meena N. Bhatia
                                          Chief Financial Officer