Form 10KSB
period 1997-12-31
PIVOT RULES INC
filed 1998-03-30
CIK 1030896

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB


[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from        to
                                           --------  -------

                       Commission File Number: 333-22895

                    ---------------------------------------

                               PIVOT RULES, INC.
                 (Name of small business issuer in its charter)

       New York                                         13-3612110
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

             42 West 39th Street, New York, NY                       10018
          (Address of principal executive offices)                (Zip Code)

                   Issuer's telephone number: (212)-944-8000

                    ---------------------------------------


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:
                                                Common Stock, $.01 par value
                                       Redeemable Common Stock Purchase Warrants

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ]

The issuer's revenues for its most recent fiscal year were:  $10,323,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 24, 1998 based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation National Market System was approximately $3,951,112.

As of March 27, 1998, the issuer had outstanding 2,700,000 of shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Documents incorporated by reference: Portions of the Registrant's definitive proxy statement which the Registrant will file with the Securities and Exchange Commission within 120 days of the close of its fiscal year ended December 31, 1997, pursuant to Regulation 14A of the Securities Exchange Act of 1934, shall be deemed incorporated by reference in Part III of this Annual Report on Form 10-KSB from the date of filing of such document.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Pivot Rules, Inc. (the "Company") is a New York corporation organized in 1991. The Company designs, sources and markets a full collection of golf sportswear with a fun attitude and style for men under the Pivot Rules brand name. Its current products include knit and woven shirts, sweaters, sweatshirts, pants, shorts, outerwear and hats, many of which carry the Company's distinctive "Three Golfer" logo. The Company focuses its design efforts on creating comfortable products with relaxed styling, innovative design, and superior fit, utilizing natural fibers and easy to wear colors.

PRODUCT AND DESIGN

The Company offers a full collection of golf lifestyle sportswear for men, including knit and woven shirts, sweaters, sweatshirts, pants, shorts, outerwear and hats. The Company focuses its design efforts on creating products with relaxed styling, innovative design and superior fit, utilizing natural fibers and easy to wear colors. The Company aims to incorporate the newest fabrics and styles into its products. The Company designs each seasonal product offering from a single color palette to enhance retailers' presentations of the product as a "collection" and encourage the consumer to purchase well-coordinated outfits rather than a single item. The Company seeks to distinguish its products from its competitors' products by incorporating many unique details into its garments in order to create a "branded" look. For example, a cotton tape of the Company's slogan is sewn into the neck and tail of shirts, pants and shirts have a spare logoed button sewn into the seam and hangtags are printed with one of several different messages designed to convey the brand's image. In October 1997, the Company hired Bradley Erickson to head its Design Department. Mr. Erickson is a former Creative Director of Nautica International, Inc.

SOURCING

Substantially all of the Company's products are manufactured by third parties in the Far East and India. The Company sources substantially all of its products through a Hong Kong agency that oversees production and quality control. This agency negotiates prices, identifies factories to manufacture the products and conducts quality control on the Company's behalf. The Company works closely with this agency to monitor each of these phases of the production process. The Company makes substantially all final decisions concerning pricing and the selection of factories. Additionally, the Company approves samples of each garment before the commencement of production.

The Company is not obligated to source its products at any particular factory. However, the Company maintains consistent orders with a number of different factories in order to promote long-term relationships, reliable quality, competitive pricing and timely delivery.

The Company has begun sourcing some of its products through manufacturers in areas where labor and fabric costs are lower than those in areas where the Company's products have historically been manufactured. The Company is also seeking to reduce sourcing costs in some cases by sourcing materials for a garment separately from the production of the garment. These strategies, together with increased purchasing leverage from selling to high-volume retailers, have enabled the Company to reduce the sourcing costs of its largest volume product style by approximately 20% since the beginning of 1996.

PATENTS AND TRADEMARKS

The Company has trademarked many of its brand names and slogans in the United States and in numerous countries worldwide. In the United States, the Company owns a variety of trademarks, including "Pivot Rules," "The Rules Have Changed" and "Clothes To Play A Round In," as well as its "Three Golfer" design mark and "Three Golfer and Flag" design mark. The Company is also the owner of a design patent for its Three Golfer and Flag design mark ("Design Patent"). The Design Patent covers the interaction between an element on the chest of a garment, for example, a golfer, and a separate related element on the sleeve of the garment, for example, a putting green. In 1997, the Company registered its most recent slogan "We Play Golf. When It Rains We Make Clothes." The Company launched this new slogan simultaneously with its new advertising campaign in December 1997.

WAREHOUSING/DISTRIBUTION

The Company leases 18,000 square feet of warehouse space in Tukwila, Washington. The Company selected Tukwila as the site for the warehouse because of its proximity to ports from which the Company receives shipments from its manufacturers in the Far East. The warehouse is staffed by one full time employee. Additional temporary personnel are hired during peak shipping periods. The Company is linked by Electronic Data Interchange ("EDI") to several of its largest customers and, therefore, can receive orders via computer. During key holiday periods, the warehouse maintains a same day shipping policy for orders received before 3:00 p.m., Eastern Standard Time.

MANAGEMENT INFORMATION SYSTEM

The Company uses a management information system designed for the apparel industry that facilitates planning, production scheduling, product tracking and standard cost control, and which provides a perpetual inventory record. The management information system also permits the Company's customer service personnel to have access to real-time inventory availability.

The Company has implemented a new computer system that is Year 2000 compliant. In the opinion of management, there is no reason to believe that any computer systems or software used internally by the Company will materially affect transactions with any customer, supplier or business partner, now or in the future. The cost of the new system totaled $124,000. The Company cannot predict the impact that Year 2000 failure of any computer systems operated by the Company's suppliers and business partners will have on the Company's operations.

LICENSING

During 1997 and in the first quarter of 1998, the Company terminated its three licensing agreements. The Company's licensing partners have incurred financial difficulties due to the economic crisis in Asia and as a result the Company had to assess the cost/benefit of maintaining such partnerships. The Company made the decision to suspend its international licensing program until a more beneficial environment exists. Management does not anticipate that such decision will have a material effect on the Company's business, financial condition and operating results.

COMPETITION

The men's sportswear segment of the golf apparel market is highly competitive. The Company encounters substantial competition at a variety of price points from a number of apparel brands including Polo, Tommy Hilfiger, Nautica, Chaps, Izod, Gant, Dockers, Nike, Munsingwear, Grand Slam, Greg Norman, Ashworth, Cross Creek and Jack Nicklaus. The Company competes primarily on the basis of design, image, value and quality. Many of the companies selling such brands are significantly larger than the Company, have substantially greater financial, marketing and other resources and have achieved greater recognition for their brand names. The Company believes that its competitive advantage depends upon its ability to anticipate and respond effectively to changing consumer demands and to offer well designed quality sportswear at competitive prices. Virtually all of the Company's targeted retailers also offer their own private label brands that compete at significantly lower prices. In addition, the current success of golf-inspired lines leaves open the possibility of new entrants into the market. Increased competition in the golf apparel and general sportswear apparel markets could result in price reductions, reduced margins or loss of market share, all of which could have a material adverse effect on the Company's business, financial condition and operating results.

DEPENDENCE ON CUSTOMERS

In 1997, the Company focused its marketing efforts on the "moderate" price segment of the golf apparel market. Accordingly, the Company reduced its prices and redirected its sales efforts to focus on the higher-volume retailers and other customers in the "moderate" price segment, such as department stores, sporting goods stores, catalogs and corporations, as well as promotionally oriented retailers, including discounters. This focus resulted in a 72.0% concentration of gross sales among four customers. Individually, such customers accounted for approximately 22.8%, 19.1%, 17.6%, and 12.5%, respectively, of the Company's gross sales. Based upon the Company's refocus on the department store channel (and specialty stores, catalogs, resorts, etc.) and away from the more promotionally oriented retailers, there can be no assurance that the Company will continue to sell product to such customers in the future. Any inability to reestablish the department store channel may have a material adverse impact on the Company's business, financial condition, and operating results.

EMPLOYEES

As of March 27, 1998, the Company had eleven full-time employees and one part-time employee, of whom five are in management, three are in the sales department, and the remaining four employees work in the finance, public relations, warehouse, and production departments. None of the Company's employees is represented by a labor union and the Company considers its relations with its employees to be good.


ITEM 2.  PROPERTIES

In 1997, the Company moved its corporate headquarters in New York City. The Company leases 9,000 square feet of office space in New York City and 18,000 square feet of warehouse space in Tukwila, Washington under noncancelable operating leases. Both properties are in good operating condition. The New York City lease expires in May 2008 and the Tukwila lease expires in August 1999. The Company's total lease payments for 1998 will be approximately $150,000.


ITEM 3.  LEGAL PROCEEDINGS

The Company is, from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the business, financial condition or operating results of the Company.

The Company currently has several registered trademarks, has been awarded a design patent, and may seek additional legal protection for its products and trade names. The Company has invested substantial resources in registering the trademarks and developing branded products and product lines. There can be no assurance that the steps taken by the Company to protect these intellectual property assets will be successful and the loss of these marks could have a material adverse effect on the Company's business operations. Moreover, although the Company is not aware of any lawsuit alleging the Company's infringement of intellectual property rights that could have a material adverse effect on the Company's business, there can be no assurance that any such lawsuit will not be filed against the Company in the future or, if such a lawsuit is filed, that the Company would ultimately prevail.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II
                                    -------



ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock") and Redeemable Common Stock Purchase Warrants ("Warrants") are quoted on The Nasdaq SmallCap Market. The Company's units ("Units"), each Unit consists of one share of Common Stock and one Warrant, were quoted on The Nasdaq SmallCap Market from May 15, 1997, the effective time of the IPO, until July 17, 1997, at which time the Common Stock and Warrants commenced trading separately and the Units ceased to be traded.

The following table sets forth the range of high and low bid price information for the Common Stock for the periods indicated:

 FISCAL 1997                  HIGH              LOW
 -----------                 ------            -----
 Third Quarter              $3 1/8            $1 7/8
 Fourth Quarter             $2 1/4            $1 1/2

As of March 25, 1998, there were approximately 43 record holders of the Common Stock. The Company believes there were substantially in excess of 300 beneficial holders of the Common Stock as of such date.

SALES OF UNREGISTERED SECURITIES

On January 2, 1997, the Company issued 15 units, each consisting of one convertible subordinated secured promissory note in the principal amount of $100,000 per unit ("Note") and warrants to purchase 40,000 shares of common stock of the Company, no par value, at an exercise price of $2.50 ("Bridge Warrants"), for gross proceeds of $1,500,000. The placement agent for the private placement was GKN Securities Corp. The securities were issued in a private placement exempt from registration under the Rules of Regulation D of the Securities Act of 1933, as amended.

The net offering proceeds totaled $1,207,000 after deducting total expenses listed below. The following amounts represent total expenses in connection with this offering:

         Agency discounts and commissions                               $150,000
         Expenses paid to or for placement agent                          60,000
         Other expenses                                                   83,000

In May 1997, the Bridge Warrant holders surrendered 237,000 out of the 600,000 Bridge Warrants issued in connection with the bridge financing. The remaining Bridge Warrants were converted in May 1997 (on a one-for-one basis) into Warrants. The Notes were repaid in May 1997 from the proceeds of the Company's initial public offering ("IPO").

USE OF PROCEEDS FROM REGISTERED SECURITIES

Effective May 15,1997, the Company completed the IPO (Commission File No. 333-22895). The representative of the underwriters of the IPO was GKN Securities Corp. The following table shows the title of each class of securities registered and the title of any class of securities into which such securities may be converted, if any:

                      (1)    Units
                      (2)    Common Stock
                      (3)    Warrants
                      (4)    Representative's Unit Purchase Option
                      (5)    Bridge Warrants

         UNITS: Each Unit consists of one share of Common Stock and one Warrant.

         WARRANTS: Each Warrant is exercisable into shares of Common Stock at $5.00 per share, commencing May 15, 1998 and expiring at the close of business on May 15, 2002.

         REPRESENTATIVE'S UNIT PURCHASE OPTION: Representative's right to purchase up to 150,000 Units for an aggregate price of $100.

         BRIDGE WARRANTS: Warrants issued to certain persons in connection with the Company's January 1997 bridge financing which were converted in May 1997 (on a one-for-one basis) into the Warrants.

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
    Purchase Option


The net offering proceeds totaled $5,939,343 after deducting total expenses listed below. The following amounts represent total expenses in connection with issuance and distribution of the securities registered for each category listed below:

         Underwriting discounts and commissions                         $750,000
         Expenses paid to or for underwriters                            243,335
         Other expenses                                                  567,321

         The amounts shown above represent direct or indirect payments to others.

As of December 31,1997, the net offering proceeds of $5,939,343 were used for the following cash expenditures:

         Repayment of indebtedness and other obligations (with interest)          $2,031,580
         Marketing and advertising                                                   908,115
         Installation of concept shops and/or concept areas                          232,964
         Construction of plant, building, and facilities                             276,489
         Working Capital and general corporate purposes
             including fixed assets - computer hardware and software                 633,958

The balance of the proceeds have been deposited with the Company's factor and invested at a rate of 1.75% below prime. The amounts shown above represent direct or indirect payments to others.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The Company designs, sources and markets a full collection of golf sportswear with a fun attitude and style for men under the Pivot Rules brand name. Its current products include knit and woven shirts, sweaters, sweatshirts, pants, shorts, outerwear, and hats, many of which carry the Company's distinctive "Three Golfer" logo. The Company focuses its design efforts on creating comfortable products with relaxed styling, innovative design, and superior fit, utilizing natural fibers and easy to wear colors.

In September 1996, as a result of increasing competition in the "upper moderate" price segment of the golf lifestyle apparel market, the Company initiated a strategy of repositioning its products into the "moderate" price segment and expanding distribution to include promotionally oriented retailers. By the end of 1997, the Company recognized that the Pivot Rules brand could not co-exist across several customer categories. As a result, the Company has since modified its strategy to refocus its sales efforts on the department store channel (and specialty stores, catalogs, resorts, etc.) and away from the more promotionally oriented retailers. Any inability to reestablish the department store channel may have a material adverse impact on the Company's business, financial condition, and operating results.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1997 ("1997") COMPARED TO YEAR ENDED DECEMBER 31, 1996 ("1996")

The Company's net sales increased by $1,727,000, or 20.1%, to $10,323,000 in 1997 from $8,596,000 in 1996. This increase was attributable to an increase in unit volume of the Company's new customers, which was partially offset by average lower selling prices of its men's sportswear collection, both resulting from the Company's shift to the "moderate" price segment. Revenues derived from the sale of the men's sportswear grew $2,687,000, or 35.9%, to $10,180,000 in 1997 from $7,493,000 in 1996. The remaining portion of net sales in 1997 and 1996 was attributable to the women's sportswear collection, which the Company chose to discontinue during 1996. The Company continues to sell a limited amount of women's apparel on a contract basis. In the fourth quarter of 1997, the Company experienced a 16.8% decrease in net sales as compared to the fourth quarter of 1996. This decrease resulted from inconsistent purchases from promotionally oriented retailers. Based upon management's decision to refocus its sales efforts away from these retailers, management anticipates that decreases in net sales will continue unless the department store channel can be reestablished. In the event such channel is reestablished, there is no guarantee that such channel will generate comparable net sales volume as the promotionally oriented retailers.

Returns and allowances decreased by $252,000, or 36.2%, to $444,000 in 1997 from $696,000 in 1996. Returns and allowances represented 4.1% of gross sales in 1997 as compared to 7.5% in 1996. This improvement resulted principally from improved selling at retail which resulted in lower markdowns as well as from a shift in sales to larger volume retailers who had lower return rates.

Gross profit increased by $906,000, or 44.7%, to $2,931,000 in 1997 from $2,025,000 in 1996. Gross profit as a percentage of net sales increased to 28.4% in 1997 from 23.6% in 1996. This increase was related to reduced sourcing costs relating to larger order sizes. This increase was partially offset by an average lower selling price.

Selling, marketing, design and administrative expenses increased by $1,517,000, or 101.0%, to $3,019,000 in 1997 from $1,502,000 in 1996. As a percentage of net sales, selling, marketing, design and administrative expenses increased to 29.2% in 1997 from 17.5% in 1996. This increase primarily resulted from an increase in advertising expense of $732,000. The increase in general and administrative expenses was primarily a result of an increase in salaries, commissions, and related costs of $313,000, due to the hiring of key management personnel, as well as a result of the following factors: (i) an increase in travel costs of $113,000 relating to the increase in sales related employees,
(ii) an increase in consulting fees of $82,000, (iii) an increase in insurance expense of $48,000 resulting from the Company's Director's and Officers liability policy and (iv) an increase in legal fees of $46,000.

In 1997, the Company had interest income of $126,000, which represents the interest earned on the proceeds from the IPO.

Other income of $35,000 in 1996 represented the proceeds from lawsuit settlements, net of related costs.

Amortization of deferred costs for bridge financing of $293,000 represented the expense of the debt issuance costs associated with the bridge financing. Unamortized costs of $256,000 were fully written-off in May 1997 upon the satisfaction of the bridge financing.

Interest expense and factoring charges decreased by $97,000 to $346,000 in 1997 from $443,000 in 1996. This decrease was attributable to the decrease in the interest rate payable to factor, as well as the reduction of interest payable due to the satisfaction of all outstanding notes payable from the proceeds of the IPO. This decrease is offset by interest expense associated with the bridge financing totaling $142,000, which was paid in full in May 1997. The interest expense on the bridge financing included $138,000 of debt discount, of which $46,000 of unamortized discount was fully written off in May 1997 upon the satisfaction of the bridge financing. In addition, the debt discount on the bridge financing was offset by a $55,000 reduction in interest expense resulting from the surrendering of 237,000 bridge warrants in May 1997. The Company does not anticipate additional interest expense from the bridge financing or associated costs in the future.

Net loss increased by $516,000 from net income of $135,000 in 1996 to a net loss of $381,000 in 1997. The increase in the loss was attributable to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary funding requirements are to finance working capital and the continued growth of its business. Requirements for growth of the business include the purchase of inventory, launching an advertising campaign, and the capital expenditures relating to the development and installation of concept shops and/or concept areas.

During 1997, net cash used by operating activities was $278,000 compared to cash provided by operating activities of $1,406,000 in 1996. The decrease in cash provided by operations was primarily the result of increases in the Company's net loss and prepaid insurance (relating to a 3-year Directors & Officers insurance policy). Such decrease is partially offset by an increase in accounts payable. In addition, inventory on hand increased by $578,000 due to a greater quantity of core product on hand on December 31, 1997 as compared to December 31, 1996.

During 1997, net cash used in investing activities was $2,619,000, compared to $42,000 in 1996. The cash used in 1997 was primarily the investment of the proceeds received from the IPO. The funds from the IPO were deposited with the Company's factor and invested at a rate of 1.75% below prime. Funds are transferred into the Company's operating account as needed. In addition, the Company invested approximately $233,000 in the development of concept shops installed in retail stores in 1997. Furthermore, the Company invested approximately $398,000 in construction costs and office equipment relating to the Company's new office space and other improvements and $124,000 for the implementation of a new computer system. In 1996, the cash was used to purchase property and equipment.

During 1997, net cash provided by financing activities was $2,919,000, compared to cash used in financing activities of $1,385,000 in 1996. This increase was primarily due to the net proceeds received from the IPO of $5,939,000, (which are net of underwriting costs and expenses). This increase was offset by $2,144,000 in debt repayments, of which approximately $2,032,000 related to the repayment of notes issued by the Company in connection with the bridge financing. During 1996, net cash used in financing activities resulted from a net decrease of $1,005,000 in the amount due to the factor and from payments of $492,000 in notes payable.

Factoring Agreement: The Company is party to a Retail Collection Factoring Agreement ("Factoring Agreement") pursuant to which the Company sells all of its eligible accounts receivable to the factor ("Factor"). The Company renegotiated such agreement in November 1997. The Company is eligible for advances, at the Factor's discretion, for up to 90% of the net balance due on eligible accounts receivable. At December 31, 1997, there was approximately $1,857,000 funds invested with the Factor under the Factoring Agreement and approximately $2,264,000 in factored receivables, net of returns and allowances. Interest on the net amount due is payable monthly in arrears at the rate of 1% above the Chase Manhattan Bank, NA prime rate ("Prime"). Interest on the net receivable is received monthly in arrears at the rate of 1.75% below Prime.

Bridge Financing: In the first quarter of 1997, the Company used the proceeds from the bridge financing for the hiring of key personnel, the initial stages of the development of concept shops and/or concept areas to be installed within retail stores, and the payment of expenses in connection with the IPO. The Company received these funds in January 1997 and paid this loan in full in May 1997 from the proceeds of the IPO.

Initial Public Offering: In May 1997, the Company completed the IPO. The IPO consisted of 1,500,000 units, each of which consisted of one share of the Company's Common Stock and one Warrant. Each unit was priced at $5.00 per share resulting in net proceeds of $5,939,000, after deducting underwriting discounts, commissions, and underwriting related expenses. A portion of the net proceeds from the IPO was used to repay the bridge financing, the notes payable, and the short-term loan payable that totaled approximately $2,032,000. The remaining proceeds are intended to be used for marketing and advertising purposes, the installation of concept shops and/or concept areas and for working capital and general corporate purposes.

SEASONALITY

The apparel industry is seasonal in nature and, as a result, the Company experiences significant variability in its quarterly results and working capital requirements. Significant portions of the Company's sales occur during the quarter in which the Holiday line is shipped. In addition, quarterly results may vary from year to year due to the timing of new product introductions, orders and sales, advertising expenditures, promotional periods and shipments.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain written and oral statements made or incorporated by reference from time to time by The Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and my contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by The Company with the S.E.C., including Forms 8-A, 8-K, 10-QSB, and 10-KSB, and include, among others, the following: uncertainty in apparel retailing; unexpected changes in fashion trends; acceptance of repositioning, including the ability to reestablish the brand in the department store channel; risk of loss of existing and targeted retailers; potential failure of advertising and marketing initiatives; limited working capital (possible need for additional financing); retailer's refusal to place concept shops; competition; dependence on foreign sourcing; future status of Hong Kong and China; markdown expenses could exceed historical levels; dependence on limited number of customers; lack of long-term sales agreements; management of growth; recent loss; uncertainty and expenses of intellectual property litigation; seasonality and quarterly fluctuations; dependence on key personnel. The risks included here are not exhaustive. Other sections of this report may include additional factors which could adversely impact The Company's business and financial performance. Moreover, The Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors in the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

ITEM 7.  FINANCIAL STATEMENTS

(a) The following Financial Statements are attached hereto in response to
    Item 7:

       Independent Auditor's Report - M.R.Weiser&Co.LLP                      F-1

       Independent Auditor's Report - Grant Thornton LLP                     F-2

       Balance Sheet - As of December 31, 1997                               F-3

       Statement of Operations - Years ended December 31, 1997 and 1996      F-4

       Statement of Changes in Shareholders' Equity -
            Years ended December 31, 1997 and 1996                           F-5

       Statement of Cash Flows - Years ended December 31, 1997 and 1996      F-6

       Notes to Financial Statements                                         F-7


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective January 1998, M.R. Weiser & Co.LLP was engaged as the Company's independent auditors, replacing Grant Thornton LLP, the Company's former auditors. The Company's Audit Committee of the Board of Directors approved the appointment of M.R. Weiser & Co.LLP. The former auditor's report on the Company's financial statements for the year ended December 31, 1996 is included in the financial statements of the Company. There were no disagreements with the former auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure with respect to the Company's financial statements for the fiscal year ended December 31, 1996 or up through the time of replacement, which, if not resolved to the former auditor's satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report. The report of Grant Thornton LLP in connection with such audit did not contain any adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope or accounting principles. Before retaining M.R. Weiser & Co.LLP, the Company had not consulted with M.R. Weiser & Co.LLP regarding accounting principles.

                                    PART III
                                    --------


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The information required for this item is hereby incorporated by reference to the section entitled "Election of Directors" in the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission with respect to the 1998 annual meeting of shareholders ("Proxy Statement").


ITEM 10.  EXECUTIVE COMPENSATION

The information required for this item is hereby incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required for this item is hereby incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required for this item is hereby incorporated by reference to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB:

     EXHIBIT NO.   DESCRIPTION
   3.1 (a)         Restated Certificate of Incorporation of the Company.

   3.2 (a)         Amended and Restated By-Laws of the Company.

   3.3 (a)         Amendment to Amended and Restated By-Laws of the Company.

   4.1 (a)         Specimen Common Stock certificate.

   4.2 (a)         Form of Unit Purchase Option.

   4.5 (a)         Specimen Redeemable Common Stock Purchase Warrant.

   4.6 (a)         Form of Warrant Agreement.

   10.2 (a)        Letter Agreement by and between the Company and Joseph J.
                   Boughton, Jr., dated November 7, 1996.
   10.4 (a) Agreement, dated as of September 24, 1996, by and between the Company, Leisure Wear Inc., David M. Goldblatt
                   Inc. Profit Sharing Plan, David Goldblatt, Anita Goldblatt and Jeffrey Goldstein.
   10.5 (a) Factoring Agreement by and between the Company and Heller Financial, Inc. ("Heller"), dated April 1992.
   10.6 (a) Letter of Credit Financing Agreement by and between the Company and Heller, dated as of April 28, 1992.
   10.8 (a) Letter Agreement by and between the Company and Heller, dated December 18, 1996.

   10.9 (a)        Promissory Note dated September 30, 1996, executed by the
                   Company in favor of Edward H. Mank ("Mank").
   10.10 (a)       Letter Agreement by and between the Company and Mank, dated
                   December 23, 1996.
   10.11 (a)       Amended and Restated Employment Agreement by and between the
                   Company and E. Kenneth Seiff.
   10.12 (a)       Representation Agreement by and between the Company and
                   International Merchandising Corporation, dated May 10, 1994.
   10.14 (a)       Lease Agreement by and between the Company and Sound Floor
                   Coverings, Inc., dated November 18, 1994.
   10.15 (a)       Agreement by and between the Company and Textiles Network,
                   Ltd., dated August 1996.
   10.16 (a)       1997 Stock Option Plan.
   10.17 (a)       Agreement by and between the Company and IDL International,
                   LLC, dated May 1996.
   10.18 (a)       Addendum to Agreement by and between the Company and IDL
                   International, LLC, dated July 1996.
   10.19 (a)       Employment Agreement by and between the Company and David
                   Lewis, dated as of March 1, 1997.
   10.20 (a)       Employment Agreement by and between the Company and William
                   McLoone, dated as of March 17, 1997.
   10.21 (b)       Lease Agreement by and between the Company and John R.
                   Perlman, et al., dated as of May 5, 1997.
   10.22 (c)       Employment Agreement, dated as of September 23, 1997 by and between the Company and Bradley Erickson.
   10.23           Letter Agreement by and between the Company and Heller, dated
                   November 14, 1997.
   16 (a)          Letter of Richard A. Eisner & Company, LLP, Independent
                   Auditors.
   27              Financial Data Schedule.


    (a) - Incorporated by reference to the Company's Form SB-2 registration statement and amendments thereto (File No. 333-22895).
    (b) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended March 31, 1997.
    (c) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended September 30, 1997.

(b)   Reports on Form 8-K

The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             PIVOT RULES, INC.

                                                   By:     /s/ E. Kenneth Seiff
                                                      -------------------------
                                                           E. Kenneth Seiff
                                                           President



March 30, 1998

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                              Date
---------                                       -----                                              ----
/s/ E. Kenneth Seiff
------------------------
E. Kenneth Seiff                                Chairman of the Board of Directors, Chief          March 30, 1998
                                                Executive Officer, President,
                                                and Treasurer (Principal Executive Officer)

/s/ Meena N. Bhatia
------------------------
Meena N. Bhatia                                 Chief Financial Officer                            March 30, 1998
                                                (Principal Accounting Officer)

/s/ Martin Miller
------------------------
Martin Miller                                   Director                                           March 30, 1998

/s/ Fred Rosenfeld
------------------------
Fred Rosenfeld                                  Director                                           March 30, 1998

/s/ Robert G. Stevens
------------------------
Robert G. Stevens                               Director                                           March 30, 1998

                               PIVOT RULES, INC.
                               TABLE OF CONTENTS



                                                                            PAGE
                                                                           -----
Independent Auditors' Reports
     M.R.Weiser&Co.LLP                                                       F-1
     Grant Thornton LLP                                                      F-2

Balance Sheet as of December 31, 1997                                        F-3

Statements of Operations for the years ended December 31, 1997 and 1996      F-4

Statements of Changes in Shareholders' Equity for the years ended
     December 31, 1997 and 1996                                              F-5

Statements of Cash Flows for the years ended December 31, 1997 and 1996      F-6

Notes to Financial Statements                                                F-7

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders of
Pivot Rules, Inc.


We have audited the accompanying balance sheet of Pivot Rules, Inc. as of December 31, 1997 and the related statements of operations, changes in shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pivot Rules, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.





/s/ M.R.Weiser&Co.LLP
Certified Public Accountants

New York, N.Y.
February 25, 1998

                        REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS



To the Shareholders
   Pivot Rules, Inc.


We have audited the accompanying statements of operations, changes in shareholders' equity, and cash flows of Pivot Rules, Inc. for the year then ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Pivot Rules, Inc. for the year ended December 31, 1996, in conformity with generally accepted accounting principles.




/s/ GRANT THORNTON LLP

New York, New York
February 18, 1997

                               PIVOT RULES, INC.
                                 BALANCE SHEET
                               DECEMBER 31, 1997


                                     ASSETS

Current assets
  Cash                                                             $     55,000
  Funds deposited with factor                                         1,857,000
  Due from factor                                                     2,264,000
  Non-factored receivables                                               51,000
  Inventories                                                         1,413,000
  Prepaid expenses and other current assets                             285,000
  Income taxes receivable                                               203,000
  Deferred income taxes                                                  94,000
                                                                   ------------
    Total current assets                                              6,222,000

Property and equipment, net                                             774,000

Deferred costs and other assets                                         155,000
                                                                   ------------
                                                                     $7,151,000
                                                                   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable, accrued expenses and other current             $  1,092,000
  liabilities
Deferred income taxes                                                     9,000
                                                                   ------------
                                                                      1,101,000
                                                                   ------------
Commitments and contingencies

Shareholders' equity
   Preferred stock -$.01 par value; 2,000,000 authorized
     and no shares issued
   Common stock -$.01 par value; 15,000,000 authorized
     and 2,700,000 issued and outstanding                                27,000
   Additional paid-in capital                                         6,404,000
   Accumulated deficit                                                 (381,000)
                                                                    -----------
                                                                      6,050,000
                                                                    -----------
                                                                    $ 7,151,000
                                                                    ===========




  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                            STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996



                                                                   1997              1996
                                                                   ----              ----

Sales                                                        $ 10,767,000    $  9,292,000
Less returns and allowances                                       444,000         696,000
                                                             ------------    ------------
       Net sales                                               10,323,000       8,596,000

Cost of sales                                                   7,392,000       6,571,000
                                                             ------------    ------------
       Gross profit                                             2,931,000       2,025,000

Selling, marketing, design and administrative expenses          3,019,000       1,502,000
                                                             ------------    ------------
Operating (loss) profit                                           (88,000)        523,000
                                                             ------------    ------------
Other income (expense)
   License fee income                                              38,000          90,000
   Interest income                                                126,000            --
   Other income                                                      --            35,000
   Amortization and write-off of deferred costs for bridge       (293,000)           --
     financing
   Interest expense and factoring charges                        (346,000)       (443,000)
                                                             ------------    ------------
                                                                 (475,000)       (318,000)
                                                             ------------    ------------
       (Loss) income before provision for income taxes           (563,000)        205,000
Benefit (provision) for income taxes                              182,000         (70,000)
                                                             ------------    ------------
       Net (loss) income                                     $   (381,000)   $    135,000
                                                             ============    ============
Basic and diluted (loss) income per share                    $       (.18)   $        .11
                                                             ============    ============
Weighted average shares outstanding                             2,149,315       1,200,000
                                                             ============    ============













  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                 STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1997 AND 1996




                                                    Common Stock,              Common Stock,
                                                    no par value             $.01 par value                        Retained
                                           ---------------------------   ---------------------                     earnings/
                                             Number of                    Number of                  Paid-in      (Accumulated)
                                             shares         Amount        shares        Amount       capital        deficit)
                                           -----------   ------------   -----------   --------    ----------     --------------
Balance at December 31, 1995                       200   $   955,000             --   $     --    $       --      $  191,000
Stock-split recapitalization                      (200)     (955,000)     1,200,000     12,000       397,000        (326,000)
Net income                                         --             --             --         --            --         135,000
                                           -----------   -----------    ------------  --------    ----------      -----------
Balance at December 31, 1996                       --             --      1,200,000     12,000       397,000              --

Issuance of warrants - bridge financing            --             --             --         --       138,000              --
Cancellation of warrants - bridge
financing                                          --             --             --         --       (55,000)             --
Sale of units - ($5.00 per share)                  --             --      1,500,000     15,000     5,924,000              --
Net loss                                           --             --             --         --            --        (381,000)
                                           ----------    -----------    -----------   --------    ----------      ----------
Balance at December 31, 1997                       --    $        --      2,700,000   $ 27,000    $6,404,000      $ (381,000)
                                           ==========    ===========    ===========   ========    ==========      ==========


                    [RESTUBBED TABLE CONTINUED FROM ABOVE]

                                                  Treasury Stock
                                           -----------------------------
                                               Number of
                                               shares           Amount             Total
                                            -----------       ----------      -----------
Balance at December 31, 1995                     (64)        $  (872,000)     $ 274,000
Stock-split recapitalization                      64             872,000             --
Net income                                        --                  --        135,000
                                             -----------      -----------      ----------
Balance at December 31, 1996                     --                   --        409,000

Issuance of warrants - bridge financing          --                   --        138,000
Cancellation of warrants - bridge
financing                                        --                   --        (55,000)
Sale of units - ($5.00 per share)                --                   --      5,939,000
Net loss                                         --                            (381,000)
                                             -----------      -----------    ----------
Balance at December 31, 1997                     --           $       --     $6,050,000
                                             ===========      ===========    ==========



  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                            STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1997 AND 1996

                                                                                       1997             1996
                                                                                       ----             ----
Cash flows from operating activities
  Net (loss) income                                                              $  (381,000)   $   135,000
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
        Loss on equipment disposition                                                 10,000          8,000
        Amortization of deferred costs for bridge financing                          293,000             --
        Amortization of debt discount                                                 83,000
        Depreciation and amortization                                                 76,000         55,000
        Deferred income taxes                                                             --        (40,000)
        Changes in operating assets and liabilities
          (Increase) decrease in
             Inventories                                                            (578,000)       792,000
             Non-factored receivables                                                (10,000)        37,000
             Prepaid expenses and other current assets                              (212,000)        52,000
          Increase (decrease) in
             Accounts payable and accrued expenses                                   756,000        183,000
             Income taxes receivable/payable                                        (315,000)       184,000
                                                                                 -----------    -----------
Net cash (used in) provided by operating activities                                 (278,000)     1,406,000
                                                                                 -----------    -----------

Cash flows from investing activities
  Purchase of property and equipment                                                (755,000)       (42,000)
  Trademark costs                                                                     (7,000)            --
  Funds deposited with factor from initial public offering                        (4,920,000)            --
  Withdrawal of funds deposited with factor                                        3,063,000             --
                                                                                 -----------    -----------
Net cash used in investing activities                                             (2,619,000)       (42,000)
                                                                                 -----------    -----------

Cash flows from financing activities
  Deferred costs associated with bridge financing and initial public offering        128,000       (128,000)
  Proceeds from notes payable                                                             --        240,000
  Net proceeds from bridge financing                                               1,207,000             --
  Net proceeds from initial public offering                                        5,939,000             --
  Repayments of notes payable and short-term loan                                   (644,000)      (492,000)
  Repayment of bridge financing                                                   (1,500,000)            --
  Net change in due to/from factor                                                (2,211,000)    (1,005,000)
                                                                                 -----------    -----------
Net cash provided by (used in) financing activities                                2,919,000     (1,385,000)
                                                                                 -----------    -----------

Net increase (decrease) in cash                                                       22,000        (21,000)
Cash balance - January 1                                                              33,000         54,000
                                                                                 -----------    -----------
Cash balance - December 31                                                       $    55,000    $    33,000
                                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the period for:
         Interest                                                                $    75,000    $   209,000
                                                                                 ===========    ===========
         Income taxes                                                            $   125,000    $        --
                                                                                 ===========    ===========
     Non-cash financing activities:
         Issuance of warrants in connection with bridge financing                $   138,000    $        --
                                                                                 ===========    ===========
         Cancellation of warrants in connection with bridge financing            $    55,000    $        --
                                                                                 ===========    ===========
         Reclassification of former shareholder notes payable                    $        --    $   279,000
                                                                                 ===========    ===========

  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996

NOTE A - THE COMPANY

Pivot Rules, Inc. (the "Company") designs, sources and markets a full collection of golf sportswear with a fun attitude and style for men under the Pivot Rules brand name. The Company sells its products to department stores, sporting goods stores, catalogs, corporations and promotionally oriented retailers, including discounters, throughout the United States.


NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. INVENTORIES

Inventories, which consist of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

3. PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Equipment is depreciated on a straight-line basis over five to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are expensed as incurred.

4. DEFERRED COSTS

Deferred costs consist of trademark and organization costs. The trademark and organization costs are amortized on a straight-line basis over their estimated useful lives of 10 years.

5. LONG-LIVED ASSETS

The Company's policy is to evaluate long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets. The Company has not identified any such impairment of losses.

6. INCOME TAXES

Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

7. PREPAID EXPENSES

Sample costs for upcoming seasons are deferred and charged to expenses in the season to which they pertain. Costs are deferred for a period of approximately six to nine months.

                               PIVOT RULES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


8. ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising expense for the years ended December 31, 1997 and 1996 amounted to approximately $908,000 and $176,000 respectively.

9. CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

10. REVENUE RECOGNITION

Revenue is recognized when merchandise is shipped to a customer.

11.  EARNINGS (LOSS) PER SHARE

As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings Per Share". Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the stock.

12. STOCK BASED COMPENSATION

The Company applies SFAS 123 "Accounting for Stock Based Compensation" in accounting for its stock based compensation plan. In accordance with SFAS 123, the Company applies Accounting Principles Board opinion No. 25 and related Interpretations for expense recognition. No compensation expense has been recorded in 1997, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

13. NEW ACCOUNTING PRONOUNCEMENTS

In 1997, SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" were issued. These standards which will become effective in 1998 expand or modify disclosures and accordingly will have no effect on the Company's financial position, results of operations or cash flows.

14. RECLASSIFICATION

The 1996 financial statements have been reclassified in order to conform with the 1997 presentation.


NOTE C - BRIDGE FINANCING

On January 2, 1997, the Company issued 15 units, each consisting of one convertible subordinated secured promissory note in the principal amount of $100,000 per unit ("Note") and warrants to purchase 40,000 shares of common stock of the Company, no par value, at an exercise price of $2.50 ("Bridge Warrants"), for gross proceeds of $1,500,000. Net proceeds amounted to $1,207,000 after agency expenses and brokerage fees, but before additional debt issuance costs. A portion of the gross proceeds has been allocated to the Bridge Warrants based on an estimate of their fair market value, resulting in approximately $138,000 of original issue discount and a $138,000 increase in paid-in capital.

                               PIVOT RULES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



The Notes bore interest at the rate of 10% per annum from January 2, 1997 through April 30, 1997, and thereafter at the rate of 12% per annum until such notes were repaid from the proceeds of the Company's initial public offering ("IPO") in May 1997.

In May 1997, the Bridge Warrant holders surrendered 237,000 out of the 600,000 Bridge Warrants issued in connection with the bridge financing. The cancellation of such Bridge Warrants resulted in a reduction of interest expense and additional paid-in capital of $55,000. The remaining Bridge Warrants were converted in May 1997 (on a one-for-one basis) into warrants with the same terms as the warrants sold in the IPO.


NOTE D - FACTORING AGREEMENT

In April 1992, the Company entered into a factoring and financing agreement whereby the Company sells substantially all of its trade receivables without recourse to a commercial factor ("Factor"). In November 1997, the agreement was amended whereby advances will bear interest at 1% above the Chase Manhattan Bank, N.A. prime rate ("Prime"). In addition, the Company receives interest at 1.75% below Prime on funds deposited with the Factor. Any amounts due to the Factor are collateralized by accounts receivable, inventories, and other assets. As of the balance sheet date, funds deposited with the Factor represent the net proceeds from the IPO, net of amounts transferred to operations.

The Company incurred $188,000 and $363,000 of factoring commissions and interest charges for receivables sold and for advances for the years ended December 31, 1997 and 1996, respectively.


NOTE E - PROPERTY AND EQUIPMENT

As of December 31, 1997, property and equipment consist of the following:

Leasehold improvements                                                 $309,000
Concept area fixtures                                                   233,000
Office equipment                                                        196,000
Computer equipment and software                                         178,000
                                                                    ------------
                                                                        916,000
Less accumulated depreciation                                           142,000
                                                                    ------------
                                                                       $774,000
                                                                    ============


NOTE F - DEFERRED COSTS AND OTHER ASSETS

As of December 31, 1997, deferred costs and other assets consist of the following:

Trademarks                                                             $166,000
Deposits                                                                 29,000
Organization costs                                                        7,000
                                                                    ------------
                                                                        202,000
Less accumulated depreciation                                            47,000
                                                                    ------------
                                                                       $155,000
                                                                    ===========

                               PIVOT RULES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE G - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 1997, accounts payable, accrued expenses and other current liabilities consist of the following:

Accounts payable                                                   $    828,000
Accrued advertising costs                                               147,000
Other accounts payable                                                  117,000
                                                                   ------------
                                                                   $  1,092,000
                                                                   ============

NOTE H - INCOME TAXES

Income taxes receivable represents the anticipated refund from the carry back of the current net operating loss.

The components of deferred tax assets and liabilities as of December 31, 1997 are as follows:

Deferred tax asset
   Accounts receivable reserves                                         $94,000
Deferred tax liability
   Tax over book depreciation                                            (9,000)
                                                                    ------------
Net deferred tax asset                                                  $85,000
                                                                    ============

Differences between book and tax are primarily due to temporary differences resulting from use of accelerated depreciation for income tax purposes and using the direct write-off method for receivables for tax purposes.

The provision (benefit) for income taxes is comprised of the following:

                                                         1997              1996
                                                         ----              ----
 Current
   Federal                                        $ (189,000)         $  92,000
   State                                               7,000              5,000
   Foreign                                                --             13,000
                                                  ----------         ----------
                                                    (182,000)           110,000
                                                  -----------        ----------

Deferred
   Federal                                            (1,000)          (45,000)
   State                                               1,000             5,000
                                                  ----------          ----------
                                                          --           (40,000)
                                                  ----------          --------
                                                   $(182,000)         $ 70,000
                                                   ==========         ========


The statutory Federal income tax rate and the effective rate of the provision for income taxes for the years ended December 31, 1997 and December 31, 1996 is reconciled as follows:

                                                  1997          1996
                                                   ----          ----
 Statutory Federal income tax rate               (34.0)%         34.0%
 State taxes, net of Federal tax benefit           1.7            3.2
 Other                                              --           (3.1)
                                                --------         ----
 Effective tax rate                              (32.3)%         34.1%
                                                 =====           ====

                               PIVOT RULES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996



NOTE I - COMMITMENTS AND CONTINGENCIES

1. LETTERS OF CREDIT

The Company had outstanding letters of credit in the aggregate amount of $859,000 as of December 31, 1997, of which $490,000 has been provided as a liability in the year-end balance sheet. The Company's letter of credit facility with the Factor provides that the Factor has sole discretion with regard to the extension of such credit.

2. EMPLOYMENT CONTRACTS

The Company has an employment contract, which was amended on May 21, 1997, with the Chief Executive Officer and shareholder ("CEO"). The amended employment agreement, which expires on January 1, 2000, provides for a base salary plus annual bonuses at the discretion of the Board of Directors based upon operating profits before taxes and financing costs. In addition, the Company maintains a $1.2 million key person life insurance policy on the life of the CEO.

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

In September 1997, the Company entered into an employment agreement with its Chief Creative Officer, which expires on December 31, 2000. The employment agreement provides for a base salary, discretionary annual bonuses, and a one-time bonus. Such bonuses are contingent on achieving certain targeted sales requirements. In addition, the employment agreement provides for annual raises to be determined by the Board of Directors in its discretion but subject to certain specified minimums, and an option grant upon commencement of employment.

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

As of December 31, 1997, the Company's aggregate commitment for future base salary is:

             1998                                               $   549,000
             1999                                                   575,000
             2000                                                   438,000
             2001                                                   178,000
             2002                                                    53,000
                                                                     ------
             Total                                                $1,793,000
                                                                 ===========
3.   OPERATING LEASES

In May 1997, the Company signed a lease for a new office and showroom. The term of the lease is from September 1, 1997 through May 31, 2008. The Company also leases a warehouse under an operating lease, which expires in August 1999. Rent expense aggregated approximately $159,000 and $126,000 for the years ended December 31, 1997 and 1996.

                               PIVOT RULES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996




As of December 31, 1997, future minimum rentals, excluding utilities, are as follows:

             1998                                               $   150,000
             1999                                                   127,000
             2000                                                    81,000
             2001                                                    81,000
             2002                                                    81,000
             Thereafter                                             484,000
                                                                -----------
             Total                                               $1,004,000
                                                                ===========

NOTE J - SHAREHOLDERS' EQUITY

1. RECAPITALIZATION AND TREASURY STOCK

In December 1996, the Board of Directors approved a plan of recapitalization through the use of a stock split. The recapitalization, which was effected on January 2, 1997, resulted in the authorization of 10,000,000 shares of $.01 par value common stock. Shareholders received 8,862.6292 shares for each share of the previous no par value common stock.

In connection with the recapitalization, the Company's Board of Directors approved the retirement of the 64.6 shares of treasury stock (572,526 after giving effect to the stock split). Of the $872,000 in treasury stock, $546,000 was first offset against the common stock account with the remainder, totaling $326,000, reducing retained earnings.

2. AUTHORIZED SHARES

In May 1997, the Company's Board of Directors authorized a new class of 2,000,000 shares of preferred stock, $.01 par value per share, and increased the aggregate number of shares of Common Stock, $.01 par value per share ("Common Stock"), authorized for issuance from 10,000,000 shares to 15,000,000 shares.

3. INITIAL PUBLIC OFFERING

In May 1997, the Company completed an initial public offering of 1,500,000 units ("Units"), each Unit consisting of one share of the Company's Common Stock and one redeemable common stock purchase warrant ("Warrants"). The Company received net proceeds of $5,939,000, (which are net of underwriting costs and expenses) of which approximately $2,032,000 was used to repay Company indebtedness, including the repayment of notes issued by the Company in connection with the bridge financing. The funds from the IPO were deposited with the Company's Factor and invested at a rate of 1.75% below prime. As a result of the satisfaction of the bridge financing, the Company has written-off $83,000 of unamortized debt discount and $256,000 of unamortized debt issuance costs.

4. WARRANTS

The Company has 1,863,000 Warrants outstanding as of December 31, 1997 consisting of 1,500,000 Warrants offered in the IPO and 363,000 converted from the bridge financing (see Note C). These Warrants entitle the holders to purchase one share of Common Stock at $5.00 per share during the four-year period commencing May 15, 1998; all Warrants become exercisable on such date. The Company may redeem the Warrants at any time after they become exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeds 165% of the exercise price of the Warrants for a specific period of time, and upon specific notice provisions.

                               PIVOT RULES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996


5. UNIT PURCHASE OPTION

In May 1997, the Company sold to the underwriter of the IPO, for an aggregate purchase price of $100, a Unit Purchase Option ("UPO") consisting of the right to purchase up to an aggregate of 150,000 Units. The UPO is exercisable initially at a per-Unit price equal to 160% of $5.00 per share during the four-year period commencing May 15, 1998.

6. RESERVED SHARES

The Company has reserved an aggregate of 2,250,000 shares of Common Stock for the exercise of the Warrants and the UPO.

7. STOCK OPTION PLAN

In May 1997, the Company's Board of Directors adopted a stock option plan (the "Plan") for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. The maximum number of shares that may be granted under the Plan is 200,000.

Activity in the stock option plan is summarized as follows:

                                              SHARES UNDER      WEIGHTED AVERAGE
                                                 OPTIONS         EXERCISE PRICE
Options granted                                  117,000             $5.00
Options canceled                                 (24,500)            $5.00
                                              ----------

Balance at December 31, 1997                      92,500             $5.00
                                              ==========

Eligible for exercise at December 31, 1997            --               N/A
                                              ==========

The stock options are exercisable in different periods commencing in 1998 through 2007.

The Company does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 1997 was $112,000. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 1997: expected volatility of 40%; risk-free interest rates ranging from 5.98% through 6.67% and expected lives of 6 years. Had compensation expense been determined based on the fair value of the options on the grant dates, the Company's net loss would have been increased by $112,000 ($.05 per share) in 1997.

On January 16, 1998 and February 26, 1998, additional options for an aggregate of 69,500 shares of Common Stock were granted, of which options for 44,000 shares were granted at an exercise price of $2.16, options for 500 shares were granted at an exercise price of $5.00, and the remaining options for 25,000 shares were granted at an exercise price of $2.17. The exercise price of these options were equal to or greater than the market price of the Common Stock as of the date of grant.


NOTE K - CONCENTRATIONS

The Company sells its products to department stores, sporting goods stores, catalogs, corporations and promotionally oriented retailers, including discounters. The Company uses a Factor to evaluate the creditworthiness of most of its customers. The Company sells substantially all of its receivables to the Factor. For approved accounts, the Factor assumes all credit risk. For approved accounts, the Factor has recourse in cases of disputes, chargebacks and reserves. For nonapproved accounts, the Factor has full recourse. For non-factored sales, credit losses have been within management's expectations. As of December 31, 1997, all accounts were approved by the Factor. For the year ended December 31, 1997, four customers accounted for an aggregate of

                                      F13

                               PIVOT RULES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                           DECEMBER 31, 1997 AND 1996




72.0% of the Company's sales, of which individually such customers accounted for approximately 22.8%, 19.1%, 17.6%, and 12.5%, respectively, of the Company's sales. For the year ended December 31, 1996, four customers accounted for 45% of the Company's sales, including one customer accounting for approximately 24.7% of the Company's sales. Based upon the Company's refocus on the department store channel (and specialty stores, catalogs, resorts, etc.) and away from the more promotionally oriented retailers, there can be no assurance that the Company will continue to sell product to these customers in the future. Any inability to reestablish the department store channel may have a material adverse impact on the Company's business, financial condition, and operating results.

Substantially all of the Company's products are manufactured by third parties in the Far East and India. The use of contractors and the resulting lack of direct control could make it difficult for the Company to obtain timely delivery of products of acceptable quality. Delays in shipments to the Company, inconsistent or inferior garment quality and other factors beyond the Company's control could adversely affect the Company's relationship with its customers, its reputation in the industry and its sales and operating results. Moreover, foreign manufacturing is subject to numerous risks, including work stoppages, transportation delays, political instability, foreign currency fluctuations, the imposition of tariffs and import and export controls, customs laws, changes in governmental policies and other factors that could have a material adverse effect on the Company's business, financial condition and operating results.


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

       Cash and Funds deposited with factor - the carrying amount approximates fair value due to the short-term maturities of these instruments.

       Letters of Credit - letters of credit collateralize the Company's obligations to the Factor and have terms ranging from 30 days to 120 days; the face amount of the letters of credit approximate fair value since the value for each is fixed over a relatively short period of time.

The carrying amount approximates the fair value of the Company's financial instruments as of December 31, 1997.


NOTE M - LEGAL PROCEEDINGS

The Company is, from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the business, financial condition or operating results of the Company.