Form 10KSB/A
period 1997-12-31
PIVOT RULES INC
filed 1998-04-30
CIK 1030896

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-KSB/A
Amendment No. 1

(Mark One)

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
      For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______ to ______

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

                   Issuer's telephone number: (212) 944-8000

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

As of March 27, 1998, the issuer had outstanding 2,700,000 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The executive officers and directors of the Company, their ages and their positions are as follows:


         NAME                      AGE      POSITION
         E. Kenneth Seiff          33       Chairman of the Board of Directors,
                                            Chief Executive Officer, President
                                            and Treasurer
         William T. McLoone        42       Executive Vice President of Sales
         Bradley A. Erickson       35       Chief Creative Officer
         Meena N. Bhatia           30       Chief Financial Officer
         Martin Miller             67       Director
         Fred Rosenfeld            52       Director
         Robert G. Stevens         44       Director


E. KENNETH SEIFF, the founder of the Company, has served as the Company's Chairman of the Board, Chief Executive Officer and Treasurer since its inception in April 1991. He became President of the Company in October 1996.

WILLIAM T. MCLOONE has served as Executive Vice President of Sales of the Company since March 1997. From July 1996 to February 1997, Mr. McLoone was unemployed. From July 1993 to June 1996, Mr. McLoone was Executive Vice President of Sales and Marketing of Salant Corporation, a New York based wholesaler. From September 1991 to July 1993, Mr. McLoone was Executive Vice President of Sales and Marketing of Warnaco Inc., a New York based wholesaler.

BRADLEY A. ERICKSON has served as Chief Creative Officer of the Company since September 1997. From June 1986 to September 1997, Mr. Erickson was the Creative Director of Nautica International.

MEENA N. BHATIA has served as Chief Financial Officer of the Company since January 1997. From June 1995 to January 1997, Ms. Bhatia was the Assistant Treasurer of DVL, Inc. ("DVL"), a publicly traded commercial real estate and finance company, and from June 1993 to January 1997, she was the Controller of DVL. From November 1990 to June 1993, Ms. Bhatia was a member of the audit staff at Richard A. Eisner & Company, LLP, the Company's former accounting firm. Ms. Bhatia is a Certified Public Accountant.

MARTIN MILLER has served as a director of the Company since July 1991. Since October 1997, Mr. Miller has been a partner in the Belvedere Fund, L.P., a fund of hedge funds. From September 1986 to October 1997, Mr. Miller was President and a director of Baxter International, Inc. ("Baxter"), a New York based apparel wholesaler. From January 1990 to April 1996, Mr. Miller was Chairman of Ocean Apparel, Inc., a Florida based sportswear firm.

FRED ROSENFELD has served as a director of the Company since July 1991. Mr. Rosenfeld currently works as a consultant in the apparel industry. From October 1993 to December 1995, Mr. Rosenfeld was President of the Jockey Sportswear Division of Baxter. From October 1991 to October 1993, he was a consultant in the apparel industry.

ROBERT G. STEVENS has served as a director of the Company since December 1996. Since December 1994, Mr. Stevens has been a Vice President of Mercer Management Consulting, Inc. ("Mercer"), a management consulting firm. From November 1992 to December 1994, Mr. Stevens was a Principal at Mercer.

The Board of Directors has established an Audit Committee ("Audit Committee") comprised of Fred Rosenfeld and Martin Miller. The Audit Committee is responsible for recommending to the Board of Directors the appointment of the Company's outside auditors, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions.

The Board of Directors has also established an Option Plan/Compensation Committee ("Option Plan/Compensation Committee") consisting of Robert G. Stevens and Fred Rosenfeld. Mr. Stevens serves as chairman of this committee. The Option Plan/Compensation Committee administers the Company's 1997 Stock Option Plan ("Plan"), establishes the compensation levels for executive officers and key personnel and oversees the Company's bonus plans.

The Company's executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. All directors hold office until the next annual meeting of the Company or until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

The Company maintains a "key person" life insurance policy in the amount of $1.2 million on the life of Mr. Seiff.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and certain representations of the Reporting Persons, the Company believes that during the 1997 fiscal year all Reporting Persons complied with all applicable Section 16(a) reporting requirements, except as set forth in the following sentences. Meena N. Bhatia filed one late report covering the acquisition of 500 shares of Common Stock and 500 shares of Redeemable Common Stock Purchase Warrants in May 1997. William T. McLoone filed one late report covering the acquisition of 300 shares of Common Stock and 300 shares of Redeemable Common Stock Purchase Warrants in May 1997. Robert G. Stevens filed one late report covering the acquisition of 1,000 shares of Common Stock and 1,000 shares of Redeemable Common Stock Purchase Warrants in May 1997. David Lewis filed one late report covering the acquisition of 1,000 shares of Common Stock and 1,000 shares of Redeemable Common Stock Purchase Warrants in May 1997.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company's directors do not receive any cash compensation for their services as members of the Board of Directors, although they are reimbursed for expenses incurred on behalf of the Company. Each current non-employee director has received options to purchase 5,000 shares of Common Stock under the Plan and is automatically granted annual option grants to purchase 2,500 shares of Common Stock under the Plan.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation paid by the Company during the fiscal year ended December 31, 1997 to E. Kenneth Seiff, the Company's Chief Executive Officer. No other executive officer of the Company received a total compensation from the Company in excess of $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                 LONG TERM COMPENSATION
                                          ANNUAL COMPENSATION                     AWARDS            PAYOUTS

                                                                         RESTRICTED    SECURITIES
                                                            OTHER ANNUAL    STOCK      UNDERLYING      LTIP     ALL OTHER
NAME AND PRINCIPAL POSITION     YEAR    SALARY     BONUS    COMPENSATION    AWARDS     OPTIONS (1)    PAYOUTS  COMPENSATION
---------------------------     ----    ------     -----    ------------ ----------    -----------    -------  ------------
E. Kenneth Seiff                1997   $164,461    $     --    $1,235       $ --          25,000        $ --      $ --
Chief Executive Officer,
  President and Treasurer       1996   $ 89,115    $144,759    $  --        $ --            --          $ --      $ --


(1) Options granted at an exercise price equal to the fair market value on the date of grant.

EMPLOYMENT AGREEMENTS


The Company has an employment contract, which was amended on May 21, 1997, with its Chief Executive Officer ("CEO"). The amended employment agreement, which expires on January 1, 2000, provides for a base salary of $165,000 subject to increase by the Board of Directors, and an annual bonus to be determined by the Board of Directors but not to exceed Mr. Seiff's annual salary for the year in question. At the discretion of the Board of Directors, all or part of such bonus may be paid through the issuance to Mr. Seiff of capital stock of the Company or stock options issued pursuant to the Plan, provided that at the request of Mr. Seiff a portion of such bonus sufficient to pay any income taxes arising from such bonus will be paid in cash rather than in capital stock of the Company. In addition, the Company maintains a $1.2 million key person life insurance policy on the life of the CEO.

In March 1997, the Company entered into an employment agreement with its Executive Vice President of Sales ("VP of Sales"). The employment agreement expires on March 16, 2002. Pursuant to the employment agreement, the VP of Sales is entitled to a base salary of $137,500 and is eligible for a discretionary annual bonus in 1997 and in subsequent years a bonus contingent on achieving certain performance objectives. Pursuant to the employment agreement, the VP of Sales is also entitled to annual raises to be determined by the Board of Directors in its discretion, but subject to certain specified minimum amounts, as well as an annual option grant.

In September 1997, the Company entered into an employment agreement with its Chief Creative Officer, which expires on December 31, 2000. The employment agreement provides for a base salary of $125,000, discretionary annual bonuses, and a one-time bonus. Such bonuses are contingent on achieving certain targeted sales requirements. In addition, the employment agreement provides for annual raises to be determined by the Board of Directors in its discretion but subject to certain specified minimums, and an option grant upon commencement of employment.

In October 1997, the Company entered into an employment agreement with its Vice President of Corporate Sales, which expires on December 31, 2000. The employment agreement provides for a base salary of $125,000 and annual bonuses contingent on achieving certain specified performance objectives. In addition, the employment agreement provides for annual raises and option grants, each contingent upon meeting certain targeted sales requirements.

OPTIONS GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options under the Plan to the named executives officers ("Named Executive Officers") during the fiscal year ended December 31, 1997:

                               INDIVIDUAL GRANTS

                                                  % OF TOTAL OPTIONS
                            NUMBER OF SECURITIES       GRANTED TO
                             UNDERLYING OPTIONS       EMPLOYEES IN     EXERCISE OR    EXPIRATION
NAME                           GRANTED(#)            FISCAL YEAR(%)   BASE PRICE ($)     DATE
----                           ----------            --------------   --------------     ----
E. Kenneth Seiff                  --                      n/a             n/a            n/a

For the fiscal year ended December 31, 1997, the Board of Directors awarded Mr. Seiff a bonus consisting of 25,000 options exercisable at the fair market value on the date of grant.

The Company does not currently grant stock appreciation rights.


OPTION HOLDINGS

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and the unexercised options held at December 31, 1997. None of the Named Executive Officers exercised any outstanding options during the fiscal year ended December 31, 1997.

                             SECURITIES UNDERLYING UNEXERCISED      VALUE OF UNEXERCISED IN-THE-MONEY
                               OPTIONS AT DECEMBER 31, 1997 (#)       OPTIONS AT DECEMBER 31, 1997 ($)
                             ----------------------------------     -----------------------------------
NAME                          EXERCISABLE       UNEXERCISABLE         EXERCISABLE       UNEXERCISABLE
----                         -------------    -----------------     ---------------    ---------------
E. Kenneth Seiff                 n/a               n/a                  n/a                 n/a


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of the capital stock of the Company as of April 7, 1998 for (i) each person who is known by the Company to own beneficially more than 5% of the capital stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of all persons named in the table is 42 West 39th Street, New York, New York 10018.

                                                                                 NUMBER OF SHARES
   NAME                                                                         BENEFICIALLY OWNED     PERCENTAGE (1)
   ----                                                                         ------------------     --------------
   E. Kenneth Seiff                                                                505,157(2)              18.7%
   Martin Miller                                                                     5,000(3)                *
   Fred Rosenfeld                                                                    5,000(3)                *
   Robert G. Stevens                                                                19,939(3) (4)            *
   Joseph Boughton, Jr.(5)                                                          207,548(6)              7.69
   All directors and executive officers as a group (7 persons)                      541,401(7)             20.0%

      *Less than 1%.


(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(2) Includes 3,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Plan to Nicole Seiff, a consultant to the Company and the wife of E. Kenneth Seiff, as to which Mr. Seiff disclaims beneficial ownership.

(3) Includes 5,000 shares of Common Stock issuable upon exercise of options granted under the Plan, which are exercisable on May 15, 1998.

(4) Includes 1,000 shares of Common Stock issuable upon exercise of warrants, which are exercisable on May 15, 1998.

(5) Mr. Boughton's address is c/o Middlemarket Capital Management Co., 2627 Sandy Plains Road, Suite 201, Marietta, Georgia 30066.

(6) Includes 70,000 shares of Common Stock issuable upon exercise of warrants, exercisable on May 15, 1998, issued in connection with the Company's initial public offering to Northstar Investment Group, Ltd. ("Northstar"). Mr. Boughton is the President of Northstar.

(7) Includes 535,096 shares of Common Stock issuable upon exercise of options and warrants described in notes (2) through (6).


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In February 1992, the Company and Joseph J. Boughton, Jr., an approximately 16% shareholder in the Company, entered into a loan agreement pursuant to which Mr. Boughton loaned the Company $100,000. Under the terms of such loan agreement, Mr. Boughton received preemptive rights such that he would have the opportunity to maintain at least an 8% equity interest in the Company. In November 1996, the Company and Mr. Boughton entered into a letter agreement pursuant to which, in return for the right to subscribe to approximately 11.5% of the notes and warrants issued by the Company in connection with the Company's bridge financing in January 1997, Mr. Boughton agreed that his contractual preemptive rights terminated upon the closing of the Company's initial public offering. Pursuant to the terms of such letter agreement, Northstar, an entity controlled by Mr. Boughton, purchased 1.75 of the 15 units sold in the bridge financing upon the same terms and conditions as the other investors in the bridge financing.

                                   SIGNATURES

      Pursuant to the requirements of Section 12b-15 of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              PIVOT RULES, INC.

                                              By: /s/ E. Kenneth Seiff
                                                  -----------------------
                                                  E. Kenneth Seiff
                                                  President



April 30,
 1998