Form 10QSB
period 1998-03-31
PIVOT RULES INC
filed 1998-05-15
CIK 1030896

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
    SECURITIES EXCHANGE ACT OF 1934
    For the quarterly period ended March 31, 1998


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


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 14, 1998, the issuer had outstanding 2,700,000 of shares of Common Stock, $.01 par value.


Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

                               PIVOT RULES, INC.
                               TABLE OF CONTENTS



                                                                                                 PAGE
                                                                                                 ----
      Part I . Financial Information

         Item 1.  Financial Statements

                  Condensed Balance Sheets as of March 31, 1998 (unaudited) and
                           December 31, 1997                                                     F-3

                  Condensed Statements of Operations for the three months ended
                           March 31, 1998 and 1997 (unaudited)                                   F-4

                  Condensed Statements of Cash Flows for the three months ended
                           March 31, 1998 and 1997 (unaudited)                                   F-5

                  Notes to Condensed Financial Statements                                        F-6


         Item 2.  Management's Discussion and Analysis or Plan of Operation                      F-8

      Part II. Other Information

         Item 2.  Changes in Securities and Use of Proceeds                                      F-11
         Item 6.  Exhibits and Reports on Form 8-K                                               F-12


      Signatures                                                                                 F-13


ITEM 1. - FINANCIAL STATEMENTS

                               PIVOT RULES, INC.
                            CONDENSED BALANCE SHEETS


                                                                         MARCH 31,         DECEMBER 31,
                                                                          1998                1997
                                                                        ----------        --------------
                                                                       (Unaudited)
                                     ASSETS
         Current assets
             Cash                                                      $   122,000         $     55,000
             Funds deposited with factor                                 2,336,000            1,857,000
             Due from factor                                               969,000            2,264,000
             Non-factored receivables                                      191,000               51,000
             Inventories                                                 1,123,000            1,413,000
             Prepaid expenses and other current assets                     326,000              285,000
             Income taxes receivable                                       204,000              203,000
             Deferred income taxes                                          94,000               94,000
                                                                         -------------     ------------
                   Total current assets                                  5,365,000            6,222,000

         Property and equipment, net                                       784,000              774,000

         Deferred costs and other assets                                   148,000              155,000
                                                                         ------------      ------------

                                                                       $ 6,297,000         $  7,151,000
                                                                         ============      ============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

         Current liabilities
             Accounts payable, accrued expenses and other current      $   536,000           $1,092,000
                liabilities

         Deferred income taxes                                               9,000                9,000
                                                                         --------------   -------------
                                                                           545,000            1,101,000
                                                                         --------------   -------------

         Commitments and contingencies

         Shareholders' equity
             Preferred stock -$.01 par value; 2,000,000 authorized
               and no shares issued
             Common stock -$.01 par value; 15,000,000 authorized and
               2,700,000 issued and outstanding                             27,000               27,000
             Additional paid-in capital                                  6,404,000            6,404,000
             Accumulated deficit                                          (679,000)            (381,000)
                                                                         ------------       -----------
                                                                         5,752,000            6,050,000
                                                                         -----------        -----------

                                                                       $ 6,297,000          $7,151,000
                                                                         ==========          ==========





  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                              ----------------------------------
                                                                                   1998              1997
                                                                                   ----              ----

           Sales                                                                 $1,587,000        $2,495,000
           Less returns and allowances                                               72,000            99,000
                                                                              -------------      ------------

                  Net sales                                                       1,515,000         2,396,000

           Cost of sales                                                          1,154,000         1,784,000
                                                                                -----------       -----------

                  Gross profit                                                      361,000           612,000

           Selling, marketing, design and administrative expenses                   685,000           409,000
                                                                               ------------      ------------

           Operating (loss) profit                                                 (324,000)          203,000
                                                                                -----------      ------------

           Other income (expense)
              License fee income                                                         --            24,000
              Interest income                                                        42,000                --
              Amortization and write-off of deferred costs for bridge                    --
                financing                                                                             (36,000)
              Interest expense and factoring charges                                (16,000)         (162,000)
                                                                               ------------       -----------
                                                                                     26,000          (174,000)
                                                                               ------------       -----------

                  (Loss) income before provision for income taxes                  (298,000)           29,000

           Provision for income taxes                                                    --            10,000
                                                                               ------------       -----------
                  Net (loss) income                                             $  (298,000)       $   19,000
                                                                                ===========        ==========


           Basic and diluted (loss) income per share                                  $(.11)             $.02
                                                                                      =====              ====

           Weighted average shares outstanding                                    2,700,000         1,200,000
                                                                                  =========         =========







  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                    THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                               ----------------------------------
                                                                                    1998             1997
                                                                                    ----             ----
Cash flows from operating activities
  Net (loss) income                                                              $  (298,000)   $    19,000
  Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
        Amortization of deferred costs for bridge financing                             --           36,000
        Amortization of debt discount                                                   --           56,000
        Depreciation and amortization                                                 43,000         11,000
        Changes in operating assets and liabilities
          (Increase) decrease in
             Inventories                                                             290,000        121,000
             Non-factored receivables                                               (140,000)      (153,000)
             Prepaid expenses and other current assets                               (38,000)      (117,000)
          Increase (decrease) in
             Accounts payable and accrued expenses                                  (556,000)       285,000
          Income taxes receivable/payable                                             (1,000)       (99,000)
                                                                                 -----------    -----------
Net cash (used in) provided by operating activities                                 (700,000)       159,000
                                                                                 -----------    -----------

Cash flows from investing activities
  Purchase of property and equipment                                                 (48,000)       (29,000)
  Trademark costs                                                                     (1,000)        (1,000)
  Increase in funds deposited with factor                                           (479,000)           --
                                                                                 -----------    -----------
Net cash used in investing activities                                               (528,000)       (30,000)
                                                                                 -----------    -----------

Cash flows from financing activities
  Deferred costs associated with bridge financing and initial public offering           --         (200,000)
  Net proceeds from bridge financing                                                    --        1,207,000
  Unamortized debt discount from bridge financing                                     83,000
  Repayments of notes payable and short-term loan                                       --         (142,000)
  Net change in due to/from factor                                                 1,295,000     (1,098,000)
                                                                                 -----------    -----------
Net cash provided by (used in) financing activities                                1,295,000       (150,000)
                                                                                 -----------    -----------

Net increase (decrease) in cash                                                       67,000        (21,000)
Cash balance - December 31                                                            55,000         33,000
                                                                                 -----------    -----------
Cash balance - March 31                                                          $   122,000    $    12,000
                                                                                 ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Interest                                                                $    16,000    $    23,000
                                                                                 ===========    ===========
         Income taxes                                                            $     1,000    $    99,000
                                                                                 ===========    ===========
     Non-cash financing activities:
         Issuance of warrants in connection with bridge financing                $        --    $   138,000
                                                                                 ===========    ===========





  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                            MARCH 31, 1998 AND 1997

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

These financial statements should be read in conjunction with the Registration Statement filed with the Securities and Exchange Commission on Form 8-A and the Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

The results of operations of the Company for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE B - THE COMPANY

The Company designs, sources and markets a full collection of golf sportswear with a fun attitude and style for men under the Pivot Rules brand name. The Company sells its products to department stores, sporting goods stores, catalogs, corporations and promotionally oriented retailers, including discounters, throughout the United States. In May 1998, the Company created a new independent division that will design and build a website on the Internet through which it will operate and market an Internet retail business that will sell discounted brand name apparel and accessories.


NOTE C - SIGNIFICANT ACCOUNTING POLICIES

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

3.   EARNINGS (LOSS) PER SHARE

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

NOTE D - CONCENTRATIONS

The Company sells its products to department stores, sporting goods stores, catalogs, corporations and promotionally oriented retailers, including discounters. The Company uses a factor ("Factor") to evaluate the creditworthiness of most of its customers. The Company sells substantially all of its receivables to the Factor. For approved accounts, the Factor assumes all credit risk. For approved accounts, the Factor has recourse in cases of disputes, chargebacks and reserves. For nonapproved accounts, the Factor has full recourse. For non-factored sales, credit losses have been within management's expectations. As of March 31, 1998, all accounts were approved by the Factor. Historically, the Company has had a heavy concentration of sales with promotionally oriented retailers. By the end of 1997, the Company recognized that the Pivot Rules brand could not co-exist across several retailer categories. As a result, the Company has since modified its strategy to refocus its sales efforts on the department store channel (and specialty stores, catalogs, resorts, etc.) and away from the more promotionally oriented retailers. If the Company cannot reestablish the department store channel it will have a material adverse impact on the Company's business, financial condition, and operating results.


NOTE E - SUBSEQUENT EVENTS

Effective May 1, 1998, the Company was awarded a contract with Knight Ridder Shared Services, Inc. ("KRI"), the nations second largest newspaper publisher, to become one of three promotional merchandise suppliers for KRI logoed products. The Company is in the process of establishing a joint venture with a promotional products distribution company to assist in the execution of the contract with KRI. The Company will receive a portion of the gross profits generated from the sales of such joint venture.

In May 1998, the Company's Board of Directors approved the reorganization of the Company into two divisions. These divisions will function independently of each other. The first division will remain focused on the selling and marketing of the Pivot Rules men's sportswear collection.

The Company's second division will design and build a website (the "Website") on the Internet through which it will operate and market an Internet retail business that will sell discounted brand name apparel and accessories. The Company's buyers will take advantage of their relationships in the industry to opportunistically purchase first quality excess and end-of-season merchandise to sell directly to consumers.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

In September 1996, as a result of increasing competition in the "upper moderate" price segment of the golf lifestyle apparel market, the Company initiated a strategy of repositioning its products into the "moderate" price segment and expanding distribution to include promotionally oriented retailers. By the end of 1997, the Company recognized that the Pivot Rules brand could not co-exist across several customer categories. As a result, the Company has since modified its strategy to refocus its sales efforts on the department store channel (and specialty stores, catalogs, resorts, etc.) and away from the more promotionally oriented retailers. The opportunity to reestablish the Pivot Rules brand has recently become more difficult due to the department store's commitment to and lack of success with private label golf brands. In addition, the lack of success of the product at retail, prior to the repositioning of the Company's design direction, has made the re-entry more challenging. If the Company cannot reestablish the department store channel, it will have a material adverse impact on the Company's business, financial condition, and operating results.

The Company has expanded the focus of its corporate sales efforts. Using its existing men's sportswear collection, the Company brands a product with a specified corporate logo in place of the Pivot Rules logo. In February 1998, the Company entered into a licensing manufacturer agreement with a Fortune 10 company, whereby the Company will produce a men's sportswear collection with the Fortune 10 company's logo on the product. Products from this agreement will be sold exclusively in this company's retail stores beginning in July 1998. This agreement does not have a minimum order requirement. The Company continues to seek opportunities with other large corporations.

In May 1998, the Company's Board of Directors approved the reorganization of the Company into two divisions. These divisions will function independently of each other. The first division will remain focused on the selling and marketing of the Pivot Rules men's sportswear collection.

The Company's second division will design and build a website (the "Website") on the Internet through which it will operate and market an Internet retail business that will sell discounted brand name apparel and accessories. The Company's buyers will take advantage of their relationships in the industry to opportunistically purchase first quality excess and end-of-season merchandise.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 ("FIRST QUARTER OF 1998") COMPARED TO THREE MONTHS ENDED MARCH 31, 1997 ("FIRST QUARTER OF 1997")

The Company's net sales decreased by $881,000, or 36.8%, to $1,515,000 in the First Quarter of 1998 from $2,396,000 in the First Quarter of 1997. This decrease primarily resulted from reduced purchases by promotionally oriented retailers and the absence of significant department store orders to replace such sales. In the First Quarter of 1998, gross sales from promotionally oriented retailers totaled $310,000 as compared to $1,257,000 in the First Quarter of 1997. Based upon management's decision to refocus its sales efforts away from these retailers, management anticipates that decreases in net sales will continue unless the department store channel can be reestablished. In the event such channel is reestablished, there can be no assurance that such channel will generate sales volume equal to or greater than the sales volume from the promotionally oriented retailers during Fiscal 1997. In the First Quarter of 1998, $171,000 of sales was derived from the corporate market as compared to $102,000 in the First Quarter of 1997.

Returns and allowances decreased by $27,000, or 27.2%, to $72,000 in the First Quarter of 1998 from $99,000 in the First Quarter of 1997. Returns and allowances represented 4.5% of gross sales in the First Quarter of 1998 as compared to 4.0% in the First Quarter of 1997.

Gross profit decreased by $251,000, or 41.0%, to $361,000 in the First Quarter of 1998 from $612,000 in the First Quarter of 1997. Gross margin as a percentage of net sales decreased to 23.8% in the First Quarter of 1998 from 25.5% in the First Quarter of 1997. This decrease is primarily attributable to approximately $100,000 in inventory markdowns that were recorded in the First Quarter of 1998. Management anticipates that the level of inventory on hand that the Company will have to sell in the close-out market and the reduction in sales volume resulting from the Company's inability, thus far, to reestablish the department store channel, will continue to adversely effect its gross profits in future quarters.

Selling, marketing, design and administrative expenses increased by $276,000, or 67.5%, to $685,000 in the First Quarter of 1998 from $409,000 in the First Quarter of 1997. As a percentage of net sales, selling, marketing, design and administrative expenses increased to 45.2% in the First Quarter of 1998 from 17.0% in the First Quarter of 1997. The increase in general and administrative expenses was a result of an increase in salaries, commissions, and related costs of $98,000, due to the hiring of key management personnel beginning in March 1997, as well as a result of the following factors: (i) an increase in travel costs of $43,000 relating to the increase in sales related employees,
(ii) an increase in advertising fees of $49,000, (iii) an increase in insurance expense of $18,000 resulting from the Company's Director's and Officer's liability policy and (iv) an increase in depreciation expense on fixed assets of $30,000.

In the First Quarter of 1998, the Company had interest income of $42,000, which represents the interest earned on the proceeds from the Company's initial public offering ("IPO").

Interest expense and factoring charges decreased by $146,000 to $16,000 in the First Quarter of 1998 from $162,000 in the First Quarter of 1997. This decrease was attributable to the decrease in the interest rate payable to the Factor. In addition, interest expense in the First Quarter of 1997 included $94,000 of interest expense associated with the Company's bridge financing.
The bridge financing was paid in full in May 1997.

Net loss increased by $317,000 to net loss of $298,000 in the First Quarter of 1998 from net income of $19,000 in the First Quarter of 1997. This increase is attributable to the factors noted above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary funding requirements are to finance working capital and the continued growth of its business. These requirements will increase as a result of the start up costs and working capital needed for the new Internet division. Based upon its current business plan, the Company believes it has sufficient resources to finance its working capital needs for at least the next twelve months.

During the First Quarter of 1998, net cash used by operating activities was $700,000 compared to cash provided by operating activities of $159,000 in the First Quarter of 1997. The decrease in cash provided by operations was primarily the result of increases in the Company's net loss and a reduction in accounts payable in the First Quarter of 1997.

During the First Quarter of 1998, net cash used in investing activities was $528,000, compared to $30,000 in the First Quarter of 1997. The cash used in the First Quarter of 1998 was primarily the investment of collections from factored receivables. Such funds were deposited with the Factor and invested at a rate of 1.75% below prime. Funds are transferred into the Company's operating account as needed. In the First Quarter of 1997, the cash was used to purchase property and equipment.

During the First Quarter of 1998, net cash provided by financing activities was $1,295,000, compared to cash used in financing activities of $150,000 in the First Quarter of 1997. The cash provided by financing activities in the first quarter of 1998 resulted from the collection of factored receivables. During the First Quarter of 1997, the Company received net proceeds from the bridge financing of $1,207,000 (which are net of financing fees and expenses) which was offset by a net increase in the amount due to the Factor of $1,098,000 and deferred costs associated with the bridge financing and IPO of $200,000.

Factoring Agreement: The Company is party to a Retail Collection Factoring Agreement ("Factoring Agreement") pursuant to which the Company sells all of its eligible accounts receivable to the Factor. The Company renegotiated such agreement in November 1997. The Company is eligible for advances, at the Factor's discretion, for up to 90% of the net balance due on eligible accounts receivable. At March 31, 1998, there was approximately $2,336,000 funds invested with the Factor under the Factoring Agreement and approximately $969,000 in factored receivables, net of returns and allowances. Interest on the net amount due is payable monthly in arrears at the rate of 1% above the Chase Manhattan Bank, NA prime rate ("Prime"). Interest on the net receivable is received monthly in arrears at the rate of 1.75% below Prime.

Bridge Financing: In the First Quarter of 1997, the Company used the proceeds from the bridge financing for the hiring of key personnel, the initial stages of the development of concept shops and/or concept areas to be installed within retail stores, and the payment of expenses in connection with the IPO. The Company received these funds in January 1997 and repaid this loan in full in May 1997 out of the proceeds of the IPO.

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


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and my contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-QSB, and 10-KSB, and include, among others, the following: uncertainty in apparel retailing; unexpected changes in fashion trends; acceptance of repositioning, including the ability to reestablish the brand in the department store channel; risk of loss of existing and targeted retailers; potential failure of advertising and marketing initiatives; limited working capital (possible need for additional financing); retailer's refusal to place concept shops; competition; dependence on foreign sourcing; future status of Hong Kong and China; markdown expenses could exceed historical levels; dependence on limited number of customers; lack of long-term sales agreements; management of growth; recent losses; uncertainty and expenses of intellectual property litigation; seasonality and quarterly fluctuations; and dependence on key personnel. There are additional risks relating to the startup of the Internet business, including consumer acceptance of the Internet as a medium for purchasing apparel, the capital intensive nature of such business taking into account the need for advertising to promote the Website, the potential for competitors with greater resources to enter such business and the Company's lack of experience in such business. The risks included here are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors in the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

                                    PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

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

         WARRANTS: Each Warrant is exercisable into one share of Common Stock at $5.00 per share, commencing May 15, 1998 and expiring at the close of business on May 15, 2002.

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
    Purchase Option



The net offering proceeds totaled $5,939,343 after deducting total expenses listed below. The following amounts represent total expenses in connection with issuance and distribution of the securities registered for each category listed below:

         Underwriting discounts and commissions                       $750,000
         Expenses paid to or for underwriters                          243,335
         Other expenses                                                567,321

         The amounts shown above represent direct or indirect payments to others.


As of March 31, 1998, the net offering proceeds of $5,939,343 were used for the following cash expenditures:


         Repayment of indebtedness and other obligations (with interest)          $2,031,580
         Marketing and advertising                                                   908,115
         Installation of concept shops and/or concept areas                          232,964
         Construction of plant, building, and facilities                             276,489
         Working capital and general corporate purposes
             including fixed assets - computer hardware and software                 650,000


The balance of the proceeds have been deposited with the Company's factor and invested at a rate of 1.75% below Prime. The amounts shown above represent direct or indirect payments to others.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Report:


       EXHIBIT NO.         DESCRIPTION
       27                  Financial Data Schedule.



(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated February 2, 1998 reporting under Item 4 the change in registrant's certifying accountant.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    PIVOT RULES, INC.

                                                    By: /s/ E. Kenneth Seiff
                                                       ------------------------
                                                         E. Kenneth Seiff
                                                         President


                                                    By: /s/ Meena N. Bhatia
                                                       ------------------------
                                                         Meena N. Bhatia
                                                         Chief Financial Officer


May 15, 1998