Form 10QSB
period 1998-06-30
PIVOT RULES INC
filed 1998-08-10
CIK 1030896

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 1998

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

                    ---------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 1998, the issuer had outstanding 2,717,788 of shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               PIVOT RULES, INC.
                               TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----

 Part I . Financial Information

 Item 1.           Financial Statements

          Condensed Balance Sheets as of June 30, 1998 (unaudited) and
                   December 31, 1997                                                     3

          Condensed Statements of Operations for the six months ended
                   June 30, 1998 and 1997 (unaudited)                                    4

          Condensed Statements of Operations for the three months ended
                   June 30, 1998 and 1997 (unaudited)                                    5

          Condensed Statements of Cash Flows for the six months ended
                   June 30, 1998 and 1997 (unaudited)                                    6

          Notes to Condensed Financial Statements                                        8

 Item 2.  Management's Discussion and Analysis or Plan of Operation                      13

 Part II. Other Information

 Item 2.  Changes in Securities and Use of Proceeds                                      17
 Item 6.  Exhibits and Reports on Form 8-K                                               18


 Signatures                                                                              19

ITEM 1. - FINANCIAL STATEMENTS

                               PIVOT RULES, INC.

                            CONDENSED BALANCE SHEETS

                                                                   JUNE 30,        DECEMBER 31,
                                                                     1998              1997
                                                                     ----              ----
                                                                  (Unaudited)      (As restated)
                                                                                      (Note D)

                       ASSETS

  Current assets
      Cash                                                        $   67,000           $   55,000
      Funds deposited with factor                                  2,449,000            1,857,000
      Inventories                                                    236,000                   --
      Prepaid expenses and other current assets                      105,000              128,000
      Current assets of discontinued operations                    2,058,000            4,182,000
                                                                  ----------           ----------
            Total current assets                                   4,915,000            6,222,000

  Property and equipment, net                                        529,000              500,000

  Deferred costs and other assets                                     15,000               15,000

  Assets of discontinued operations                                       --              414,000
                                                                  ----------           ----------

                                                                  $5,459,000           $7,151,000
                                                                  ==========           ==========

        LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities
      Accounts payable, accrued expenses and other current        $1,194,000           $1,092,000
         liabilities

  Deferred income taxes                                                9,000                9,000
                                                                  ----------           ----------

                                                                   1,203,000            1,101,000
                                                                  ----------           ----------

  Commitments and contingencies

  Shareholders' equity

      Preferred stock -$.01 par value; 2,000,000 authorized               --                   --
        and no shares issued
      Common stock -$.01 par value; 15,000,000 authorized and         27,000               27,000
        2,700,000 issued and outstanding
      Additional paid-in capital                                   6,404,000            6,404,000
      Accumulated deficit                                         (2,175,000)            (381,000)
                                                                  ----------           ----------
                                                                   4,256,000            6,050,000
                                                                  ----------           ----------

                                                                  $5,459,000           $7,151,000
                                                                  ==========           ==========

  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                            SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                    ----------------------------------
                                                                         1998              1997
                                                                         ----              ----
                                                                                      (As restated)
                                                                                         (Note D)

 General and administrative expenses                                   $  446,000       $  365,000

 Internet business start up costs                                         103,000               --

 Research and development                                                 126,000               --
                                                                       ----------       ----------

 Operating loss from continuing operations                               (675,000)        (365,000)

 Interest income                                                           81,000           36,000
                                                                      -----------      -----------

 Loss from continuing operations before income taxes                     (594,000)        (329,000)

 Income tax benefit                                                           --            45,000
                                                                      -----------      -----------

 Loss from continuing operations                                         (594,000)        (284,000)
                                                                      -----------      -----------

 Discontinued operations - Note D
    Loss from operations, net of income tax benefit of $25,000 in        (934,000)        (226,000)
       1997
    Estimated loss on disposal, including provision for operating losses through disposal date, less applicable income tax
       benefit of $0                                                     (266,000)              --
                                                                     ------------      ------------


 Loss from discontinued operations                                     (1,200,000)        (226,000)
                                                                     ------------      ------------

        Net loss                                                      $(1,794,000)      $ (510,000)
                                                                     ============      ============



 Basic and diluted loss per share

   Continuing operations                                                    $(.22)           $(.18)
   Discontinued operations
        Loss from operations                                                 (.34)            (.14)
        Estimated loss on disposal                                           (.10)              --
                                                                           ------           -------

   Net loss                                                                 $(.66)           $(.32)
                                                                            =====             =====

 Weighted average shares outstanding                                    2,700,000         1,589,503
                                                                        =========         =========




  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                           THREE MONTHS ENDED
                                                                                JUNE 30,
                                                                    ----------------------------------
                                                                         1998              1997
                                                                         ----              ----
                                                                                      (As restated)
                                                                                         (Note D)
 General and administrative expenses                                   $  207,000        $  203,000

 Internet business start up costs                                         103,000                --

 Research and development                                                 126,000                --
                                                                      -----------       -----------

 Operating loss from continuing operations                               (436,000)         (203,000)

 Interest income                                                           39,000            36,000
                                                                      -----------       -----------

 Loss from continuing operations before income taxes                     (397,000)         (167,000)

 Income tax benefit                                                            --            25,000
                                                                      -----------       -----------

 Loss from continuing operations                                         (397,000)         (142,000)
                                                                      -----------       -----------

 Discontinued operations - Note D

    Loss from operations, net of income tax benefit of $55,000 in
       1997                                                              (853,000)         (387,000)
    Estimated loss on disposal, including provision for operating losses through disposal date, less applicable income tax
       benefit of $0                                                     (266,000)               --
                                                                      -----------       -----------
 Loss from discontinued operations                                     (1,119,000)         (387,000)
                                                                      -----------       -----------

        Net loss                                                      $(1,516,000)      $  (529,000)
                                                                      ===========       ============



 Basic and diluted loss per share

   Continuing operations                                                    $(.15)            $(.07)
   Discontinued operations
      Loss from operations                                                   (.31)             (.20)
      Estimated loss on disposal                                             (.10)               --
                                                                           ------           -------

        Net loss                                                            $(.56)            $(.27)
                                                                            =====             =====

 Weighted average shares outstanding                                    2,700,000         1,974,725
                                                                        =========         =========

  The accompanying notes are an integral part of these financial statements.

                           PIVOT RULES, INC.
                  CONDENSED STATEMENTS OF CASH FLOWS
                             (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                          ----------------------------------
                                                                                               1998              1997
                                                                                               ----              ----
                                                                                                             (As restated)
                                                                                                               (Note D)

  Cash flows from operating activities

    Loss from Continuing Operations                                                          $ (594,000)      $ (284,000)
    Adjustments to reconcile loss from continuing operations to net cash (used in)
     provided by operating activities:
      Depreciation and amortization                                                              40,000            6,000
      Changes in operating assets and liabilities
       (Increase) decrease in
          Inventories                                                                          (236,000)              --
          Prepaid expenses and other current assets                                              23,000         (165,000)
          Other assets                                                                               --          (15,000)
       Increase (decrease) in
          Accounts payable, accrued expenses and other current liabilities                      102,000          498,000
                                                                                           ------------     ------------
  Net cash (used in) provided by operating activities - Continuing Operations                  (665,000)          40,000
                                                                                           ------------    -------------


   Loss from Discontinued Operations                                                        (1,200,000)         (226,000)
   Adjustments to reconcile loss from discontinued operation to net cash used in operating activities:
     Write-down of property and equipment                                                      245,000                --
     Write-down of prepaid expenses and other current assets                                    90,000                --
     Write-down of other assets                                                                119,000                --
     Amortization of deferred costs for bridge financing                                            --           286,000
     Amortization of debt discount                                                                  --           104,000
     Depreciation and amortization                                                              44,000            20,000
     Changes in operating assets and liabilities
      (Increase) decrease in
          Inventories                                                                          331,000            16,000
          Non-factored receivables                                                              14,000            12,000
          Prepaid expenses and other current assets                                           (112,000)         (166,000)
      Increase (decrease) in
          Income taxes receivable/payable                                                       (1,000)         (196,000)
                                                                                           ------------    -------------

  Net cash used in operating activities - Discontinued Operations                             (470,000)         (150,000)
                                                                                           ------------    -------------

  Net cash used in operating activities                                                     (1,135,000)         (110,000)
                                                                                           ------------    -------------


  The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,

                                                                                               ----------------------------------
                                                                                                    1998              1997
                                                                                                    ----              ----
                                                                                                                  (As restated)
                                                                                                                    (Note D)
       Cash flows from investing activities - Continuing Operations
         Purchase of property and equipment                                                       (69,000)          (22,000)
         Funds deposited with factor from initial public offering                                      --        (4,920,000)
         (Decrease) increase in funds deposited with factor                                      (592,000)          884,000
                                                                                               -----------     ------------

       Net cash used in investing activities - Continuing Operations                             (661,000)       (4,058,000)
                                                                                               -----------     ------------

       Cash flows from investing activities - Discontinued Operations
         Purchase of property and equipment                                                       (22,000)          (96,000)
         Trademark costs                                                                           (1,000)           (6,000)
                                                                                               -----------     ------------

       Net cash used in investing activities - Discontinued Operations                            (23,000)         (102,000)
                                                                                               -----------     ------------

       Net cash used in investing activities                                                     (684,000)       (4,160,000)
                                                                                               -----------     ------------

       Cash flows from financing activities - Continuing Operations
         Net proceeds from initial public offering                                                     --         5,939,000
         Deferred costs associated with initial public offering                                                      53,000
                                                                                               -----------     ------------


       Net cash provided by (used in) financing activities - Continuing Operations                     --         5,992,000
                                                                                               -----------     ------------

       Cash flows from financing activities - Discontinued Operations
         Deferred costs associated with bridge financing                                               --            75,000
         Net proceeds from bridge financing                                                            --         1,215,000
         Repayments of notes payable and short-term loan                                               --          (644,000)
         Repayments of bridge financing                                                                --        (1,500,000)
         Net change in due to/from factor                                                       1,831,000          (892,000)
                                                                                               -----------     ------------
       Net cash provided by financing activities - Discontinued Operations                      1,831,000        (1,746,000)
                                                                                               -----------     ------------

       Net cash provided by financing activities                                                1,831,000         4,246,000
                                                                                               -----------     ------------

       Net increase (decrease) in cash                                                             12,000           (24,000)
       Cash balance - December 31                                                                  55,000            33,000
                                                                                               -----------     ------------
       Cash balance - June 30                                                                  $   67,000     $       9,000
                                                                                               ===========     ============

       Supplemental disclosure of cash flow information: Cash paid during the period for:

                Interest                                                                       $   28,000     $      93,000
                                                                                               ===========     ============
                Income taxes                                                                   $    1,000    $       99,000
                                                                                               ===========     ============
            Non-cash financing activities:

                Issuance of warrants in connection with bridge financing                       $       --         $ 138,000
                                                                                               ===========     ============



  The accompanying notes are an integral part of these financial statements.

                                       7

                               PIVOT RULES, INC.
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30, 1998 AND 1997


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

These financial statements should be read in conjunction with the Registration Statement filed with the Securities and Exchange Commission on Form 8-A and Form 8-A/A and the Annual Report filed with the Securities and Exchange Commission on Form 10-KSB. Subsequent to the filing of documents incorporated by reference herein, the Company discontinued the operations of its golf sportswear division. Accordingly, financial statements, management's discussion and analysis or plan of operation contained therein do not reflect the effect of the discontinued operations.

On June 25, 1998, the Company's Board of Directors adopted a plan to discontinue operations of the golf sportswear division. The Company intends to complete its existing sales commitments and liquidate its remaining inventory. The condensed statements of operations for the three and six month periods ended June 30, 1997 and for the condensed balance sheet as of December 31, 1997 have been restated. The financial statements have been prepared in accordance with accounting standards for the presentation of discontinued operations.

The results of operations of the Company for the three and six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE B - THE COMPANY

The Company is building and intends to market and promote a Web site (the "Web site") that will offer men's, women's and children's apparel and accessories at significant discounts as well as provide information on current trends and other fashion related content.

In June 1998, the Company determined to discontinue the operations of its golf sportswear division and to devote all of the Company's energy and resources to building the Web site.

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

                                PIVOT RULES, INC
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30 1998 AND 1997

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

4.    RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. During the three and six month periods ending June 30, 1998, amounts charged to research and development were $126,000.

5.    START UP COSTS

During the three-month period ending June 30, 1998, the Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". Start-up activities include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs. Start-up activities are expensed as incurred. During the three and six month periods ending June 30, 1998, $103,000 of start-up costs relating to the formation of the Internet business were incurred and charged to operations. The Company believes that there is no cumulative effect on the amount of retained earnings at December 31, 1997 resulting from the adoption of SOP 98-5.

6.    RECLASSIFICATION

The 1997 financial statements have been reclassified in order to conform with the 1998 presentation. See Note D relating to the restatement of the financial statements in connection with the discontinuance of the golf sportswear division.

NOTE D - DISCONTINUED OPERATIONS

The operating loss from discontinued operations of $934,000 includes a $454,000 loss relating to the write down of the assets of the golf sportswear division. The estimated loss on the disposal of the discontinued operations of $266,000 represents the provision for expected operating losses during the phase-out period from June 25, 1998 through June 25, 1999.

The disposal of the golf sportswear division has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying condensed balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying condensed statements of operations and cash flows.

                                PIVOT RULES, INC
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30 1998 AND 1997


Information relating to the discontinued operations of the golf sportswear division for the six months ended June 30, 1998 and 1997 is as follows:

                                                      JUNE 30,       JUNE 30,
                                                        1998           1997
                                                        ----           ----
                                                    (Unaudited)    (Unaudited)

Net sales                                           $ 2,387,000    $ 4,406,000
Cost of sales                                         2,208,000      3,229,000
                                                    -----------    -----------
     Gross profit                                       179,000      1,177,000
Selling, marketing, design and administrative           769,000        899,000
Write down of property and equipment                    364,000             --
                                                    -----------    -----------
     Operating (loss) income                           (954,000)       278,000

Other income (expense)                                   20,000       (243,000)
Amortization and write-off of deferred costs for
  bridge financing                                           --       (286,000)
                                                    -----------    -----------
    Loss before provision for income taxes             (934,000)      (251,000)

Benefit for income taxes                                     --         25,000
                                                    -----------    -----------

    Net loss                                        $  (934,000)   $  (226,000)
                                                    ===========    ===========


The net assets of the golf sportswear division included in the accompanying condensed balance sheets as of June 30, 1998 and December 31, 1997 are as follows:

                                                   JUNE 30,        DECEMBER 31,
                                                     1998             1997
                                                     ----             ----
                                                 (Unaudited)      (As restated)

Due from factor                                  $   433,000        $2,264,000
Non-factored receivables                              37,000            51,000
Inventories                                        1,082,000         1,413,000
Prepaid expenses and other current assets            193,000           157,000
Income taxes receivable                              204,000           203,000
Property and equipment, net                           15,000                --
Deferred income taxes                                 94,000            94,000
                                                ------------        ----------
    Total current assets of discontinued
       operations                                 $2,058,000        $4,182,000
                                                ============        ==========

Property and equipment, net                      $        --        $  274,000
Deferred costs and other assets                           --           140,000
                                                ------------        ---------
    Total assets of discontinued operations      $        --        $  414,000
                                                ============        =========


The Company's liabilities will not be assumed by others, therefore, in accordance with the accounting standards for the presentation of discontinued operations all liabilities are recorded as continuing operations.

                                PIVOT RULES, INC
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30 1998 AND 1997

NOTE E - LONG LIVED ASSETS

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

The Company has identified certain long-lived assets specifically relating to the golf sportswear division that have no future value. Accordingly, as of June 30, 1998 the Company has written-off the net book amount of these assets, aggregating $364,000, and such amount is included in Discontinued Operations-Loss from operations. The net book amount on the measurement date (June 25, 1998) was:

                PROPERTY AND EQUIPMENT
                ----------------------
                Leasehold improvements                          $  20,000
                Concept area fixtures                             270,000
                Office equipment                                   65,000
                Computer software                                  20,000
                                                                ---------
                                                                  375,000

                Less accumulated depreciation                     130,000
                                                                ---------
                                                                $ 245,000
                                                                =========
                DEFERRED COSTS AND OTHER ASSETS
                -------------------------------
                Trademarks                                      $ 174,000
                Less accumulated amortization                      55,000
                                                                ---------
                                                                $ 119,000
                                                                =========

Certain assets for the discontinued operations relating to the warehouse operations will remain in use until approximately October 31, 1998. As of June 30, 1998, the net book amount of these assets is as follows:

                PROPERTY AND EQUIPMENT
                ----------------------
                Leasehold improvements                          $  12,000
                Computer equipment                                 34,000
                                                                ---------
                                                                   46,000
                Less accumulated depreciation                      31,000
                                                                ---------
                                                                $  15,000
                                                                =========

NOTE F -COMMITMENTS AND CONTINGENCIES

In July 1998, the Company entered into an employment agreement, effective June 15, 1998, with its Executive Vice President. The employment agreement expires on July 31, 2002 and provides for a base salary and discretionary annual bonuses. In addition, the employment agreement provides for two option grants, one upon commencement of employment and the second on July 31, 1998.

NOTE G -SUBSEQUENT EVENTS

In July 1998, the Company entered into an employment agreement with its Executive Vice President of Operations, who will be subsequently appointed on August 31, 1998 to serve as Chief Financial Officer. The employment agreement expires on July 13, 2002 and provides for a base salary and discretionary annual bonuses. In addition, the employment agreement provides for an option grant upon commencement of employment.

                                PIVOT RULES, INC
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30 1998 AND 1997


In May 1998, the Company entered into an agreement ("Agreement") with a web development agency ("Agency") to create and design its Web site. The Agreement requires total compensation of a combination of cash and Common Stock of the Company valued at the market price on the date of the Agreement. The Company has agreed to pay additional cash compensation if certain performance objectives are met. On July 1, 1998, the Company issued 17,788 shares of Common Stock valued at $2.00 per share. The remaining shares of Common Stock will vest upon the satisfaction of certain performance objectives.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company is building and intends to market and promote the Web site that will offer men's, women's and children's apparel and accessories at significant discounts as well as provide information on current trends and other fashion related content.

The Company began the research of the Web site in March 1998, and in May 1998 the Company's Board of Directors approved the formation of the Internet division. The Company is using its experience and relationships in the fashion industry, knowledge of fashion trends and its marketing skills to build and promote its Web site. The Company believes that the projected growth in the number of Internet users (and, in particular the number of female users), the high disposable income of today's Internet shopper, and the absence of a dominant online apparel and fashion accessory retailer, combine to create a highly favorable climate in which to launch the Web site.

The Company is designing its online store to combine the best traditional retailing practices with innovative and convenient features made possible by the Internet. As an online commerce and content provider, the Company intends to provide a compelling and enjoyable online shopping experience that includes a broad selection of name brand products at significant discounts to retail prices, an intuitive store layout, friendly customer service, a visually pleasing environment, a liberal return policy, the convenience of shopping from home in a store that never closes, and sophisticated search technology features which will allow customers to locate quickly the items which interest them.

In June 1998, the Company determined to discontinue the operations of its golf sportswear division and to devote all of the Company's energy and resources to building the Web site. The golf sportswear division had been operating at a loss, and despite efforts to promote the brand, orders for the sportswear collection had been significantly below the Company's business plan and even further below the prior year's levels. As a result, the Company discontinued the operations of this division in June 1998. The Company has accrued $266,000 for future anticipated losses relating to the discontinuation of such division.

YEAR 2000 ISSUES

The Company will be interacting with certain computer programs in connection with credit card transactions, fulfillment operations, and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits (e.g., "97" for "1997"), and could lose functionality in the year 2000. While the Company believes that all of its internal programs are year 2000 compliant ("Compliant"), the Company cannot guarantee that all of the other companies with which the Company interacts has taken the year 2000 problem into account or has otherwise updated their programs. The Company does not believe it will incur any material expenditures in connection with respect to making its own programs Compliant but cannot predict what, if any, expenditures will be required in the event that one or more of the companies with which it interacts is not Compliant. Such problem could have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RESULTS OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 1998 ("FIRST HALF OF 1998") COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997 ("FIRST HALF OF 1997")

RESULTS FOR CONTINUING OPERATIONS

General and administrative expenses increased by $81,000, or 22.2% in the First Half of 1998 to $446,000 from $365,000 in the First Half of 1997. This increase was primarily a result of the additional costs in operations relating to public company filings, registration fees, and other related expenses and as a result of an increase in depreciation expense of $32,000 and insurance expense of $20,000 resulting from the Company's Director's and Officer's liability policy.

The Company has incurred start up costs of $103,000 in the First Half of 1998. These costs relate to the start up of its Internet business. The Company anticipates that such costs will continue until the Web site reaches productive capacity.

The Company has incurred research and development costs of $126,000 in the First Half of 1998 primarily relating to the design and development of the Company's Web site. The Company anticipates that it will incur additional research and development costs in the future.

The Company earned interest of $81,000 and $36,000 on the proceeds from the Company's 1997 initial public offering ("IPO") in the First Half of 1998 and 1997, respectively.

The Company's loss from continuing operations increased by $310,000 to a net loss of $594,000 in the First Half of 1998 from a loss of $284,000 in the First Half of 1997. The loss in the First Half of 1997 was offset by an income tax benefit of $45,000.

RESULTS FOR DISCONTINUED OPERATIONS

In June 1998, the Company discontinued the operations of its golf sportswear division. The Company's condensed financial statements present the operating loss, estimated loss on disposal, and net assets of the discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation. Discontinued operations for the First Half of 1998 reflect a loss from operations of $934,000 net of tax. The loss from operations includes a loss of $454,000 relating to the disposal of the assets of the golf sportswear division. The net sales of this division decreased by $2,019,000, or 45.8%, to $2,387,000 in the First Half of 1998 from $4,406,000 in the First Half of 1997. Gross profit decreased by $998,000, or 84.8%, to $179,000 in the First Half of 1998 from $1,177,000 in the First Half of 1997. This decrease is a result of the decrease in sales volume as well as due to approximately $250,000 in inventory markdowns that were recorded in the First Half of 1998. The additional markdowns were recorded due to the level of inventory on hand that the Company will have to sell in the close-out market resulting from the discontinued operations.

THREE MONTHS ENDED JUNE 30, 1998 ("SECOND QUARTER OF 1998") COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1997 ("SECOND QUARTER OF 1997")

RESULTS FOR CONTINUING OPERATIONS

General and administrative expenses increased by 4,000, or 2.0% in the Second Quarter of 1998 to $207,000 from $203,000 in the Second Quarter of 1997. This increase is a result of the additional costs in operations relating to the Company completing the IPO in May 1997 and due to the increase in depreciation expense due to the property and equipment purchased in the fourth quarter of 1997. This increase is offset by a decrease in employee's salaries from the allocation of $52,000 to the start up costs of the Internet business.

The Company has incurred start up costs of $103,000 in the Second Quarter of 1998. These costs relate to the start up of its Internet business. The Company anticipates that such costs will continue until the Internet business is operational.

The Company has incurred research and development costs of $126,000 in the Second Quarter of 1998 primarily relating to the design and development of the Company's Web site. The Company anticipates that it will incur additional research and development costs in the future.

The Company earned interest of $39,000 and $36,000 on the proceeds from the IPO in the Second Quarter of 1998 and 1997, respectively.

The Company's loss from continuing operations increased by $255,000 to a net loss of $397,000 in the Second Quarter of 1998 from a loss of $142,000 in the Second Quarter of 1997. The loss in the Second Quarter of 1997 was offset by an income tax benefit of $25,000.

RESULTS FOR DISCONTINUED OPERATIONS

In June 1998, the Company discontinued the operations of its golf sportswear division. The Company's condensed financial statements present the operating loss, estimated loss on disposal, and net assets of the discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation. Discontinued operations for the Second Quarter of 1998 reflect a loss from operations of $853,000 net of tax. The loss from operations includes a loss of $454,000 relating to the disposal of the assets of the golf sportswear division. The net sales of this division decreased by $1,138,000, or 56.6%, to $872,000 in the Second Quarter of 1998 from $2,010,000 in the Second Quarter of 1997. Gross profit decreased by

$383,000, or 67.8%, to $182,000 in the Second Quarter of 1998 from $565,000 in the Second Quarter of 1997. This decrease is a result of a decrease in sales volume as well as the lower gross margins associated with sales in the closeout market. In the Second Quarter of 1998, approximately 48.2% of the Company's sales were to the closeout market as compared to less than 1% in the Second Quarter of 1997. The decrease was also attributable to approximately $150,000 in inventory markdowns that were recorded in the Second Quarter of 1998. The additional markdowns were recorded due to the level of inventory on hand that the Company will have to sell in the closeout market resulting from the discontinued operations.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary funding requirements are to finance working capital and the launch and marketing of the Web site. These requirements will increase as a result of the start up costs and working capital needed for the Web site. Based upon its current business plan, the Company believes it has sufficient resources to finance its working capital needs for at least the next twelve months.

The discontinued golf sportswear division has assets of $2,058,000, of which $1,082,000 represents inventory. The Company intends to honor the sales order commitments of its discontinued operations for its Fall 98 collection and is liquidating all remaining inventories to the closeout market.

CASH FLOW - CONTINUING OPERATIONS

During the First Half of 1998, net cash used by operating activities was $665,000 compared to cash provided by operating activities of $40,000 in the First Half of 1997. The increase in cash used by operations was primarily the result of increases in the Company's loss from continuing operations as well as $236,000 in purchases of inventory of the Web site.

During the First Half of 1998, net cash used in investing activities was $661,000, compared to $4,058,000 in the First Half of 1997. The cash used in the First Half of 1998 was the result of deposits made with the Company's factor ("Factor"). In the First Half of 1997, the Company completed the IPO. Such funds were deposited with the Factor and invested at a rate of 1.75% below prime. Funds are transferred into the Company's operating account as needed.

During the First Half of 1997, the Company completed the IPO and received net proceeds of $5,939,000. The funds, net of debt repayments of approximately $2,144,000 and deferred costs relating to the IPO were deposited with the Factor.

Factoring Agreement: The Company is party to a Retail Collection Factoring Agreement ("Factoring Agreement") pursuant to which the Company sells all of its eligible accounts receivable to the Factor. The Company renegotiated such agreement in November 1997. The Company is eligible for advances, at the Factor's discretion, of up to 90% of the net balance due on eligible accounts receivable. As a result of the discontinuation of the golf sportswear division, the Company anticipates that it will have factored receivables only through October 1998. Borrowings thereafter would require a renegotiation of the Agreement. There can be no assurance that such agreement can be attained.
At June 30, 1998, there was approximately $2,449,000 in funds invested with the Factor under the Factoring Agreement and approximately $433,000 in factored receivables, net of returns and allowances. Interest on the net amount due is payable monthly in arrears at the rate of 1% above the Chase Manhattan Bank, NA prime rate ("Prime"). Interest on the net receivable is received monthly in arrears at the rate of 1.75% below Prime

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-QSB, and 10-KSB, and include, among others, the following: lack of operating history of Internet business; risks associated with the start-up of the Internet business; limited working capital (possible need for additional financing); recent losses and anticipated future losses; competition; the potential for competitors with greater resources to enter such business and the Company's lack of experience in such business; risk of litigation for sale of unauthentic or damaged goods; dependence on third parties and certain relationships; availability of merchandise; uncertain acceptance of the Company's brand; risk of capacity constraints; reliance on internally developed systems; system development risks; consumer acceptance of the Internet as a medium for purchasing apparel; the capital intensive nature of such business taking into account the need for advertising to promote a Web site; seasonality and quarterly fluctuations and the Company's ability to retain qualified personnel for the Internet business. The risks included herein are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors in the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

PART II

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Effective May 15,1997, the Company completed the IPO (Commission File No. 333-22895). The representative of the underwriters of the IPO was Southeast Research Partners, Inc. (formerly known as GKN Securities Corp). The following table shows the title of each class of securities registered and the title of any class of securities into which such securities may be converted, if any:

                      (1)    Units
                      (2)    Common Stock
                      (3)    Warrants
                      (4)    Representative's Unit Purchase Option
                      (5)     Bridge Warrants

         UNITS: Each Unit consists of one share of Common Stock and one Warrant.

         WARRANTS: Each Warrant is exercisable into one share of Common Stock at $5.00 per share, subject to adjustment, at any time until the close of business on May 15, 2002.

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

Based upon the Company's decision to discontinue the operations of the golf sportswear division and build and promote its Web site, the Company has reallocated its use of proceeds accordingly by adding to the description of Working Capital and general corporate purposes to include costs related to the Web site. As of June 30, 1998, the net offering proceeds of $5,939,343 were used for the following cash expenditures:

         Repayment of indebtedness and other obligations (with interest)          $2,031,580
         Marketing and advertising                                                   908,115
         Installation of concept shops and/or concept areas                          232,964
         Construction of plant, building, and facilities                             276,489
         Working capital and general corporate purposes
             including fixed assets - computer hardware and software
             and costs relating to the Web site                                    1,785,000

The balance of the proceeds have been deposited with the Company's factor and invested at a rate of 1.75% below Prime. The amounts shown above represent direct or indirect payments to others.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Report:

    EXHIBIT NO.   DESCRIPTION

     10.24        Employment  Agreement  dated  as of  July  13,  1998  by  and between Pivot Rules, Inc. and Patrick Barry.
     10.25        Employment  Agreement  dated  as of  June  15,  1998  by  and between Pivot Rules, Inc. and Jonathan Morris.
     27           Financial Data Schedule.

(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated July 2, 1998 reporting under Item 5 the discontinuation of the registrant's golf sportswear division.

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

                                              PIVOT RULES, INC.

                                              By: /s/ E. Kenneth Seiff
                                                  -------------------------
                                                   E. Kenneth Seiff
                                                   President

                                              By: /s/ Meena N. Bhatia
                                                  -------------------------
                                                   Meena N. Bhatia
                                                   Chief Financial Officer

August 10, 1998