Form 10QSB/A
period 1998-06-30
PIVOT RULES INC
filed 1998-10-19
CIK 1030896

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A
                                AMENDMENT NO. 1

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

                    ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1998, the issuer had outstanding 2,717,788 of shares of Common Stock, $.01 par value.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                               PIVOT RULES, INC.
                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I.  Financial Information

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

ITEM 1. - FINANCIAL STATEMENTS

                               PIVOT RULES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       1998            1997
                                                                                    -----------    -----------
                                                                                    (Unaudited)   (As restated)
                                                                                                     (Note D)

                                     ASSETS
Current assets
     Cash                                                                           $    67,000    $    55,000
     Funds deposited with factor                                                      2,449,000      1,857,000
     Inventories                                                                        236,000           --
     Prepaid expenses and other current assets                                          105,000        128,000
     Current assets of discontinued operations                                        2,058,000      4,182,000
                                                                                    -----------    -----------
              Total current assets                                                    4,915,000      6,222,000

Property and equipment, net                                                             529,000        500,000

Deferred costs and other assets                                                          15,000         15,000

Assets of discontinued operations                                                          --          414,000
                                                                                    -----------    -----------

                                                                                    $ 5,459,000    $ 7,151,000
                                                                                    ===========    ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
     Accounts payable, accrued expenses and other current liabilities               $ 1,194,000    $ 1,092,000

Deferred income taxes                                                                     9,000          9,000
                                                                                    -----------    -----------

                                                                                      1,203,000      1,101,000
                                                                                    -----------    -----------

Commitments and contingencies

Shareholders' equity
     Preferred stock -$.01 par value; 2,000,000 authorized and no shares issued            --             --
     Common stock -$.01 par value; 15,000,000 authorized and 2,700,000 issued and        27,000         27,000
        outstanding
     Additional paid-in capital                                                       6,404,000      6,404,000
     Accumulated deficit                                                             (2,175,000)      (381,000)
                                                                                    -----------    -----------
                                                                                      4,256,000      6,050,000
                                                                                    -----------    -----------

                                                                                    $ 5,459,000    $ 7,151,000
                                                                                    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                          --------------------------
                                                                             1998           1997
                                                                             ----           ----
                                                                                        (As restated)
                                                                                           (Note D)
General and administrative expenses                                       $   446,000    $   365,000

Internet business start up costs                                              103,000           --

Research and development                                                      126,000           --
                                                                          -----------    -----------

Operating loss from continuing operations                                    (675,000)      (365,000)

Interest income                                                                81,000         36,000
                                                                          -----------    -----------

Loss from continuing operations before income taxes                          (594,000)      (329,000)

Income tax benefit                                                               --           45,000
                                                                          -----------    -----------

Loss from continuing operations                                              (594,000)      (284,000)
                                                                          -----------    -----------

Discontinued operations - Note D
   Loss from operations, net of income tax benefit of $25,000 in 1997        (934,000)      (226,000)
   Estimated loss on disposal, including provision for operating losses
        through disposal date, less applicable income tax benefit of $0      (266,000)          --
                                                                          -----------    -----------
Loss from discontinued operations                                          (1,200,000)      (226,000)
                                                                          -----------    -----------

         Net loss                                                         $(1,794,000)   $  (510,000)
                                                                          ===========    ===========

Basic and diluted loss per share
   Continuing operations                                                        $(.22)         $(.18)
   Discontinued operations
         Loss from operations                                                    (.34)          (.14)
         Estimated loss on disposal                                              (.10)          --
                                                                                -----          -----

   Net loss                                                                     $(.66)         $(.32)
                                                                                =====          =====

Weighted average shares outstanding                                         2,700,000      1,589,503
                                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                   JUNE 30,
                                                                          --------------------------
                                                                             1998           1997
                                                                             ----           ----
                                                                                        (As restated)
                                                                                           (Note D)
General and administrative expenses                                       $   207,000    $   203,000

Internet business start up costs                                              103,000           --

Research and development                                                      126,000           --
                                                                          -----------    -----------

Operating loss from continuing operations                                    (436,000)      (203,000)

Interest income                                                                39,000         36,000
                                                                          -----------    -----------

Loss from continuing operations before income taxes                          (397,000)      (167,000)

Income tax benefit                                                               --           25,000
                                                                          -----------    -----------

Loss from continuing operations                                              (397,000)      (142,000)
                                                                          -----------    -----------

Discontinued operations - Note D
   Loss from operations, net of income tax benefit of $55,000 in 1997        (853,000)      (387,000)
   Estimated loss on disposal, including provision for operating losses
        through disposal date, less applicable income tax benefit of $0      (266,000)          --
                                                                          -----------    -----------
Loss from discontinued operations                                          (1,119,000)      (387,000)
                                                                          -----------    -----------

         Net loss                                                         $(1,516,000)   $  (529,000)
                                                                          ===========    ===========

Basic and diluted loss per share
   Continuing operations                                                        $(.15)         $(.07)
   Discontinued operations
      Loss from operations                                                       (.31)          (.20)
      Estimated loss on disposal                                                 (.10)          --
                                                                                -----          -----

         Net loss                                                               $(.56)         $(.27)
                                                                                =====          =====

Weighted average shares outstanding                                         2,700,000      1,974,725
                                                                          ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                          SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                     --------------------------
                                                                                        1998            1997
                                                                                        ----            ----
                                                                                                   (As restated)
                                                                                                       (Note D)
Cash flows from operating activities

   Loss from Continuing Operations                                                   $  (594,000)   $  (284,000)
   Adjustments to reconcile loss from continuing operations to net cash (used in)
     provided by operating activities:
      Depreciation and amortization                                                       40,000          6,000
      Changes in operating assets and liabilities
      (Increase) decrease in
         Inventories                                                                    (236,000)          --
         Prepaid expenses and other current assets                                        23,000       (165,000)
         Other assets                                                                       --          (15,000)
      Increase (decrease) in
         Accounts payable, accrued expenses and other current liabilities                102,000        498,000
                                                                                     -----------    -----------
Net cash (used in) provided by operating activities - Continuing Operations             (665,000)        40,000
                                                                                     -----------    -----------


   Loss from Discontinued Operations                                                  (1,200,000)      (226,000)
   Adjustments to reconcile loss from discontinued operation to net cash used in operating activities:
      Write-down of property and equipment                                               245,000           --
      Write-down of prepaid expenses and other current assets                             90,000           --
      Write-down of other assets                                                         119,000           --
      Amortization of deferred costs for bridge financing                                   --          286,000
      Amortization of debt discount                                                         --          104,000
      Depreciation and amortization                                                       44,000         20,000
      Changes in operating assets and liabilities
         (Increase) decrease in
           Inventories                                                                   331,000         16,000
           Non-factored receivables                                                       14,000         12,000
           Prepaid expenses and other current assets                                    (112,000)      (166,000)
         Increase (decrease) in
           Income taxes receivable/payable                                                (1,000)      (196,000)
                                                                                     -----------    -----------
Net cash used in operating activities - Discontinued Operations                         (470,000)      (150,000)
                                                                                     -----------    -----------

Net cash used in operating activities                                                 (1,135,000)      (110,000)
                                                                                     -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                               PIVOT RULES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                              --------------------------
                                                                                 1998            1997
                                                                                 ----            ----
                                                                                             (As restated)
                                                                                                (Note D)
Cash flows from investing activities - Continuing Operations
   Purchase of property and equipment                                             (69,000)       (22,000)
   Funds deposited with factor from initial public offering                          --       (4,920,000)
   (Decrease) increase in funds deposited with factor                            (592,000)       884,000
                                                                              -----------    -----------

Net cash used in investing activities - Continuing Operations                    (661,000)    (4,058,000)
                                                                              -----------    -----------

Cash flows from investing activities - Discontinued Operations
   Purchase of property and equipment                                             (22,000)       (96,000)
   Trademark costs                                                                 (1,000)        (6,000)
                                                                              -----------    -----------
Net cash used in investing activities - Discontinued Operations                   (23,000)      (102,000)
                                                                              -----------    -----------

Net cash used in investing activities                                            (684,000)    (4,160,000)
                                                                              -----------    -----------

Cash flows from financing activities - Continuing Operations
   Net proceeds from initial public offering                                         --        5,939,000
   Deferred costs associated with initial public offering                            --           53,000
                                                                              -----------    -----------
Net cash provided by (used in) financing activities - Continuing Operations          --        5,992,000
                                                                              -----------    -----------

Cash flows from financing activities - Discontinued Operations
   Deferred costs associated with bridge financing                                   --           75,000
   Net proceeds from bridge financing                                                --        1,215,000
   Repayments of notes payable and short-term loan                                   --         (644,000)
   Repayments of bridge financing                                                    --       (1,500,000)
   Net change in due to/from factor                                             1,831,000       (892,000)
                                                                              -----------    -----------
Net cash provided by financing activities - Discontinued Operations             1,831,000     (1,746,000)
                                                                              -----------    -----------

Net cash provided by financing activities                                       1,831,000      4,246,000
                                                                              -----------    -----------

Net increase (decrease) in cash                                                    12,000        (24,000)
Cash balance - December 31                                                         55,000         33,000
                                                                              -----------    -----------
Cash balance - June 30                                                        $    67,000    $     9,000
                                                                              ===========    ===========

Supplemental disclosure of cash flow information: Cash paid during the period for:
            Interest                                                          $    28,000    $    93,000
                                                                              ===========    ===========
            Income taxes                                                      $     1,000    $    99,000
                                                                              ===========    ===========
      Non-cash financing activities:
            Issuance of warrants in connection with bridge financing          $      --      $   138,000
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

NOTE D - DISCONTINUED OPERATIONS

The operating loss from discontinued operations of $934,000 includes a $454,000 loss relating to the write down of the assets of the golf sportswear division. The estimated future loss on the disposal of the discontinued operations of $266,000 represents the provision for expected operating losses during the phase-out period.

During the phase-out period the Company will not place any future orders with its suppliers for additional merchandise related to the golf sportswear division. The Company anticipates that it will ship all open customer purchase orders for the current season's merchandise early in the fourth quarter of 1998. In addition the Company will retain the services of several staff members during the phase-out period in an effort to liquidate any remaining inventory. The Company anticipates that a substantial portion of these efforts will be completed by year-end. Management believes that it has established adequate reserves for any unrecoverable inventory costs.

During the phase-out period, the Company will continue to aggressively pursue the collection of account receivables related to prior and future sales. Management has historically factored a majority of its account receivables and intends to continue this practice during the phase-out period. Management believes that it has established adequate reserves for uncollectable account receivables.

                                PIVOT RULES, INC
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             JUNE 30 1998 AND 1997


The Company intends to actively pursue the sale of all fixed assets and trademarks related to the golf sportswear division (See Note G - Subsequent Events). The sale of these assets could take several months to accomplish.

The disposal of the golf sportswear division has been accounted for as a discontinued operation and, accordingly, the Company's net assets have been segregated from continuing operations in the accompanying condensed balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying condensed statements of operations and cash flows.

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
                                                     ===========    ===========

The net assets of the golf sportswear division included in the accompanying condensed balance sheets as of June 30, 1998 and December 31, 1997 are as follows:

                                                         JUNE 30,   DECEMBER 31,
                                                           1998        1997
                                                           ----        ----
                                                       (Unaudited) (As restated)
Due from factor                                        $  433,000   $2,264,000
Non-factored receivables                                   37,000       51,000
Inventories                                             1,082,000    1,413,000
Prepaid expenses and other current assets                 193,000      157,000
Income taxes receivable                                   204,000      203,000
Property and equipment, net                                15,000         --
Deferred income taxes                                      94,000       94,000
                                                       ----------   ----------
     Total current assets of discontinued operations   $2,058,000   $4,182,000
                                                       ==========   ==========

Property and equipment, net                            $     --     $  274,000
Deferred costs and other assets                              --        140,000
                                                       ----------   ----------
     Total assets of discontinued operations           $     --     $  414,000
                                                       ==========   ==========

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

In May 1998, the Company entered into an agreement ("Agreement") with a web development agency ("Agency"), which was subsequently amended on August 17, 1998, to create and design its Web site. The Agreement requires total compensation of a combination of cash and Common Stock of the Company valued at the market price on the date of the Agreement. The Company has agreed to pay additional cash compensation if certain performance objectives are met. On
July 1, 1998, the Company issued 17,788 shares of Common Stock valued at $2.00 per share. The remaining shares of Common Stock will vest upon the satisfaction of certain performance objectives.

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

PART II
-------

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

The following table represents the amount and aggregate offering price of securities registered and sold:

                                            Aggregate offering
                                              Price of Amount                    Aggregate Offering
 Title of Security     Amount Registered        Registered       Amount Sold    Price of Amount Sold
 -----------------     -----------------        ----------       -----------    --------------------
         Unit              1,725,000            $8,625,000        1,500,000           $7,500,000

Representative's Unit
   Purchase Option             1                    $100              1                  $100

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

    Repayment of indebtedness and other obligations
      (with interest)                                              $2,031,580 *
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

* Includes $181,866 repaid to Northstar Investment Group, Ltd., a company in which Mr. Joseph Boughton, Jr., a 16.3% shareholder prior to the IPO, served as President. Giving effect to the sale of Common Stock in the IPO, Mr. Boughton's percentage of ownership in the Company was reduced to 7.5%.

The balance of the proceeds have been deposited with the Company's factor and invested at a rate of 1.75% below Prime. The amounts shown above represent direct or indirect payments to others.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Report:

    EXHIBIT NO.    DESCRIPTION
    -----------    -----------

      10.24* Employment Agreement dated as of July 13, 1998 by and between Pivot Rules, Inc. and Patrick Barry.

      10.25* Agreement dated as of June 15, 1998 by and between Pivot Rules, Inc. and Jonathan Morris.

      10.27 Agreement dated as of May 13, 1998 by and between Pivot Rules, Inc. and Kaufman Patricof Enterprises ("KPE").

      10.28 Amendment to Agreement dated August 17, 1998 between Pivot Rules, Inc. and KPE.

      27           Financial Data Schedule.

----------
 * Exhibits to the Company's Quarterly Report on Form 10-QSB for the fiscal quarter ended June 30, 1998, filed with the Securities and Exchange Commission on August 10, 1998.

(b) Reports on Form 8-K.

There were no reports on form 8-K filed by the registrant during the three months ended June 30, 1998.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            PIVOT RULES, INC.

                                            By: /s/ E. Kenneth Seiff
                                               ---------------------------
                                               E. Kenneth Seiff
                                               President


                                            By: /s/ Patrick C. Barry
                                               ---------------------------
                                               Patrick C. Barry
                                               Chief Financial Officer

October 19, 1998