Form 10QSB
period 1998-09-30
PIVOT RULES INC
filed 1998-11-17
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the quarterly period ended September 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from ______ to ______



                        Commission File Number: 333-22895

                     ---------------------------------------

                                  BLUEFLY, INC.
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

                                Pivot Rules, Inc.
                                  (Former Name)
                     ---------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 1998, the issuer had outstanding 2,724,755 of shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                                TABLE OF CONTENTS


                                                                                            PAGE
                                                                                            ----
 Part I .  Financial Information

 Item 1.   Financial Statements

           Condensed Balance Sheets as of September 30, 1998 (unaudited) and
              December 31, 1997                                                             3

           Condensed Statements of Operations for the nine months ended
              September 30, 1998 and 1997 (unaudited)                                       4

           Condensed Statements of Operations for the three months ended
              September 30, 1998 and 1997 (unaudited)                                       5

           Condensed Statements of Cash Flows for the nine months ended
              September 30, 1998 and 1997 (unaudited)                                       6

           Notes to Condensed Financial Statements                                          8


Item 2.    Management's Discussion and Analysis or Plan of Operation                       13

Part II.   Other Information

Item 2.    Changes in Securities and Use of Proceeds                                       20
Item 6.    Exhibits and Reports on Form 8-K                                                21


Signatures                                                                                 22


Item 1. - Financial Statements

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                            CONDENSED BALANCE SHEETS


                                                                        September 30,        December 31,
                                                                            1998                1997
                                                                            ----                ----
                                                                         (Unaudited)          (As restated)
                                                                                                  (Note D)
                                     ASSETS
Current assets
  Cash                                                                 $    345,000           $     55,000
  Funds deposited with factor                                             1,428,000              1,857,000
  Inventories                                                               266,000                     --
  Prepaid expenses and other current assets                                 283,000                128,000
  Current assets of discontinued operations                               1,268,000              4,182,000
                                                                       ------------           -------------
        Total current assets                                              3,590,000              6,222,000

Property and equipment, net                                                 520,000                500,000

Deferred costs and other assets                                              23,000                 15,000

Assets of discontinued operations                                                --                414,000
                                                                       ------------           -------------
                                                                       $  4,133,000            $ 7,151,000
                                                                       ============           =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable, accrued expenses and other current
    liabilities                                                        $    458,000              $1,092,000

Deferred income taxes                                                         9,000                   9,000
                                                                       ------------           --------------
                                                                            467,000               1,101,000
                                                                       ------------           --------------

Commitments and contingencies

Shareholders' equity
  Preferred stock -$.01 par value; 2,000,000 authorized
    and no shares issued                                                        --                       --
  Common stock -$.01 par value; 15,000,000 authorized
    and 2,717,788 and 2,700,000 issued and outstanding,
    respectively                                                            27,000                   27,000
  Additional paid-in capital                                             6,439,000                6,404,000
  Accumulated deficit                                                   (2,800,000)                (381,000)
                                                                       -----------            --------------
                                                                         3,666,000                6,050,000
                                                                       -----------            --------------
                                                                       $ 4,133,000            $   7,151,000
                                                                       ===========            ==============



   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                       Nine Months Ended
                                                                                          September 30,
                                                                    ---------------------------------------------------------
                                                                             1998                            1997
                                                                             ----                            ----
                                                                                                           (As restated)
                                                                                                              (Note D)
Net sales                                                               $      5,000                   $            --
Cost of sales                                                                 55,000                                --
                                                                        ------------                   ---------------

              Gross profit                                                   (50,000)                               --

Marketing and advertising expenses                                            58,000                                --
Operating expenses                                                            28,000                                --
General and administrative expenses                                          676,000                           590,000
Internet business start up costs                                             327,000                                --
Research and development                                                     242,000                                --
                                                                        ------------                   ---------------

Operating loss from continuing operations                                 (1,381,000)                         (590,000)

Interest income                                                              111,000                            96,000
                                                                        ------------                   ---------------

Loss from continuing operations before income taxes                       (1,270,000)                         (494,000)

Income tax benefit                                                                --                            45,000
                                                                        ------------                   ---------------

Loss from continuing operations                                           (1,270,000)                         (449,000)
                                                                        ------------                   ---------------

Discontinued operations - Note D
     Loss from operations, net of income tax (provision) benefit
       of $(34,000) and $25,000 in 1998 and 1997, respectively            (1,029,000)                         (215,000)
     Estimated loss on disposal, including provision for
       operating losses through disposal date, less applicable
       income tax benefit of $0                                             (120,000)                               --
                                                                        ------------                   ---------------

Loss from discontinued operations                                         (1,149,000)                         (215,000)
                                                                        ------------                   ---------------

          Net loss                                                      $ (2,419,000)                   $     (664,000)
                                                                        ============                   ===============


Basic and diluted loss per share
     Continuing operations                                                     $(.47)                            $(.23)
     Discontinued operations
              Loss from operations, net of tax                                  (.38)                             (.11)
              Estimated loss on disposal                                        (.04)                               --
                                                                              ------                             -----

     Net loss                                                                  $(.89)                            $(.34)
                                                                              ======                             =====

Weighted average shares outstanding                                        2,705,994                         1,963,736
                                                                           =========                         =========



The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                                             Three Months Ended
                                                                                                 September 30,
                                                                                ---------------------------------------------------
                                                                                        1998                        1997
                                                                                        ----                        ----
                                                                                                                  (As restated)
                                                                                                                    (Note D)
Net sales                                                                          $     5,000                $             --
Cost of sales                                                                           55,000                              --
                                                                                   ------------               -----------------

              Gross profit                                                             (50,000)                             --

Marketing and advertising expenses                                                      58,000                              --
Operating expenses                                                                      28,000                              --
General and administrative expenses                                                    230,000                         225,000
Internet business start up costs                                                       224,000                              --
Research and development                                                               116,000                              --
                                                                                   ------------               ----------------

Operating loss from continuing operations                                             (706,000)                       (225,000)

Interest income                                                                         30,000                          60,000
                                                                                   ------------               ----------------

Loss from continuing operations                                                       (676,000)                       (165,000)
                                                                                   -------------              ----------------

Discontinued operations - Note D
     (Loss) income from operations, including $120,000 provision for operating losses through disposal date in 1998, net of
       income tax provision of $34,000 in 1998                                          51,000                          11,000
                                                                                   ------------              -----------------
Income from discontinued operations                                                     51,000                          11,000
                                                                                   ------------               ----------------

              Net loss                                                             $  (625,000)                $      (154,000)
                                                                                   ===========                ================


Basic and diluted loss per share
     Continuing operations                                                               $(.25)                          $(.06)
     Discontinued operations
         (Loss) income from operations                                                     .02                              --
                                                                                         ------                        -------

              Net loss                                                                   $(.23)                         $(.06)
                                                                                         =====                          =====

Weighted average shares outstanding                                                  2,717,788                      2,700,000
                                                                                     =========                      =========




The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                      ----------------------------------------------
                                                                                              1998               1997
                                                                                              ----               ----
                                                                                                               (As restated)
                                                                                                                  (Note D)
Cash flows from operating activities

     Loss from Continuing Operations                                                     $  (1,270,000)      $    (449,000)
     Adjustments to reconcile loss from continuing operations to net cash (used in)
        provided by operating activities:
         Loss on equipment disposal                                                                 --               9,000
         Depreciation and amortization                                                          62,000              12,000
         Common stock issued and to be issued for research and development                      49,000                  --
         Changes in operating assets and liabilities
         (Increase) decrease in
           Inventories                                                                        (266,000)                 --
           Prepaid expenses and other current assets                                          (154,000)           (152,000)
           Other assets                                                                             --              (6,000)
         Increase (decrease) in
           Accounts payable, accrued expenses and other current liabilities                   (648,000)            824,000
                                                                                         --------------      ---------------
Net cash (used in) provided by operating activities - Continuing Operations                 (2,227,000)            238,000
                                                                                         --------------      ---------------

Loss from Discontinued Operations                                                           (1,149,000)           (215,000)
Adjustments to reconcile loss from discontinued operation to net cash used in operating activities:
    Loss on equipment disposal                                                                      --               3,000
    Write-down of property and equipment                                                       245,000                  --
    Write-down of prepaid expenses and other current assets                                    101,000                  --
    Write-down of other assets                                                                 119,000                  --
    Amortization of deferred costs for bridge financing                                             --             286,000
    Amortization of debt discount                                                                   --             104,000
    Depreciation and amortization                                                               44,000              31,000
    Changes in operating assets and liabilities
     (Increase) decrease in
        Inventories                                                                          1,293,000            (641,000)
        Non-factored receivables                                                               (31,000)            (22,000)
        Prepaid expenses and other current assets                                               62,000            (301,000)
        Other assets                                                                                --              (9,000)
      Increase (decrease) in
        Income taxes receivable/payable                                                         (4,000)           (202,000)
        Deferred tax asset                                                                      34,000                  --
                                                                                         --------------      ---------------
Net cash provided by (used in) operating activities - Discontinued Operations                  714,000            (966,000)
                                                                                         --------------      ---------------
Net cash used in operating activities                                                       (1,513,000)           (728,000)
                                                                                         --------------      ---------------




   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              Nine Months Ended
                                                                                                September 30,
                                                                                ---------------------------------------------------
                                                                                     1998                                1997
                                                                                     ----                                ----
                                                                                                                      (As restated)
                                                                                                                         (Note D)
Cash flows from investing activities - Continuing Operations
 Purchase of property and equipment                                                  (82,000)                       (501,000)
 Trademark costs                                                                      (8,000)                             --
 Funds deposited with factor from initial public offering                                 --                      (4,920,000)
 Decrease in funds deposited with factor                                             429,000                       2,303,000
                                                                                ------------                   ---------------

Net cash provided by (used in) investing activities - Continuing Operations          339,000                      (3,118,000)
                                                                                ------------                   ---------------

Cash flows from investing activities - Discontinued Operations
 Purchase of property and equipment                                                  (22,000)                       (143,000)
 Trademark costs                                                                      (1,000)                         (8,000)
                                                                                ------------                   ---------------
Net cash used in investing activities - Discontinued Operations                      (23,000)                       (151,000)
                                                                                ------------                   ---------------

Net cash provided by (used in) investing activities                                  316,000                      (3,269,000)
                                                                                ------------                   ---------------

Cash flows from financing activities - Continuing Operations
     Net proceeds from initial public offering                                            --                       5,939,000
     Deferred costs associated with initial public offering                               --                          53,000
                                                                                ------------                   ---------------
Net cash provided by financing activities - Continuing Operations                         --                       5,992,000
                                                                                ------------                   ---------------

Cash flows from financing activities - Discontinued Operations
     Deferred costs associated with bridge financing                                      --                          75,000
     Net proceeds from bridge financing                                                   --                       1,215,000
     Repayments of notes payable and short-term loan                                      --                        (644,000)
     Repayments of bridge financing                                                       --                      (1,500,000)
     Net change in due to/from factor                                              1,487,000                      (1,086,000)
                                                                                ------------                   ---------------
Net cash provided by (used in) financing activities - Discontinued Operations      1,487,000                      (1,940,000)
                                                                                ------------                   ---------------

Net cash provided by financing activities                                          1,487,000                       4,052,000
                                                                                ------------                   ---------------

Net increase in cash                                                                 290,000                          55,000
Cash balance - December 31                                                            55,000                          33,000
                                                                                ------------                   ---------------
Cash balance - September 30                                                     $    345,000                   $      88,000
                                                                                ============                   ===============

Supplemental disclosure of cash flow information:
   Cash paid during the period for:
      Interest                                                                  $     32,000                   $     268,000
                                                                                ============                   ===============
      Income taxes                                                              $      3,000                   $      99,000
                                                                                =============                  ==============
      Non-cash operating activities:
         Common stock issued and to be issued for research and development      $     49,000                   $          --
                                                                                ============                   ===============
      Non-cash financing activities:
         Issuance of warrants in connection with bridge financing               $         --                   $     138,000
                                                                                ============                   ==============



The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

NOTE A - BASIS OF PRESENTATION

The condensed financial statements included herein have been prepared by Bluefly, Inc. (the "Company" or "Bluefly"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the condensed notes thereto. In the opinion of management of the Company, the accompanying unaudited condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

These financial statements should be read in conjunction with the Registration Statement filed with the Securities and Exchange Commission on Form 8-A and Form 8-A/A and the Annual Report filed with the Securities and Exchange Commission on Form 10-KSB/A. Subsequent to the filing of documents incorporated by reference herein, the Company discontinued the operations of its golf sportswear division. Accordingly, financial statements, management's discussion and analysis or plan of operation contained therein do not reflect the effect of the discontinued operations.

On June 25, 1998, the Company's Board of Directors adopted a plan to discontinue operations of the golf sportswear division. The condensed statements of operations for the three and nine month periods ended September 30, 1997 and for the condensed balance sheet as of December 31, 1997 have been restated. The financial statements have been prepared in accordance with accounting standards for the presentation of discontinued operations.

The results of operations of the Company for the three and nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.


NOTE B - THE COMPANY

On September 8, 1998, the Company publicly launched Bluefly.com ("Bluefly.com" or "Web site"), an Internet retail store that sells a wide array of designer and name brand apparel and accessories at 25 - 75 percent off of retail prices. The e-commerce Web site also offers information on current trends and other fashion related content.

On June 25, 1998, the Company's Board of Directors voted to discontinue the operations of its golf sportswear division and to devote all of the Company's energy and resources to building Bluefly.com.

On October 28, 1998, the Company's shareholders approved a resolution to change the name of the Company from Pivot Rules, Inc. to Bluefly, Inc., which change of name became effective on October 29, 1998.


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

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997

2.       Inventories

Inventories, which consist of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

3.       Earnings (Loss) Per Share

Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Certain options and all warrants were not included in the computation of diluted earnings per share because the exercise price was greater than the market price of the stock. Other options were not included in the computation of diluted earnings per share because, in view of the loss from continuing operations, the result of the exercise of such options would be antidilutive.

4.        Research and Development

Research and development costs are expensed when incurred. During the nine month period ending September 30, 1998, amounts charged to research and development were $242,000.

5.        Start Up Costs

In June 1998, the Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities". Start-up activities include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs. Start-up activities are expensed as incurred. During the nine month period ending September 30, 1998, $327,000 of start-up costs relating to the formation of the Internet business were incurred and expensed. The Company believes that there is no cumulative effect on the amount of retained earnings at December 31, 1997 resulting from the adoption of SOP 98-5.

6.        Reclassification

The 1997 financial statements have been reclassified in order to conform with the 1998 presentation. See Note D relating to the restatement of the financial statements in connection with the discontinuance of the golf sportswear division.


NOTE D - DISCONTINUED OPERATIONS

The operating loss from discontinued operations of $1,029,000 includes a $465,000 loss relating to the write down of the assets of the golf sportswear division. In June 1998, the Company recorded a $266,000 provision for the expected operating losses during the phase-out period. For the three months ended September 30, 1998, the Company incurred a loss of $95,000. The estimated loss on the disposal of the discontinued operations of $120,000 represents the provision for expected operating losses during the remainder of the phase-out period.

During the phase-out period the Company will not place any future orders with its suppliers for additional merchandise related to the golf sportswear division. The Company has shipped a significant portion of all open customer purchase orders for the current season's merchandise and expects to ship the remaining orders early in the fourth quarter of 1998. In addition through October 31, 1998 the Company retained the services of several staff members in an effort to liquidate any remaining inventory. The Company completed a substantial portion of these efforts and expects that the balance will be completed by year-end. Management believes that it has established adequate reserves for any unrecoverable inventory costs.

                                  BLUEFLY, INC.
                      (Formerly Known as Pivot Rules, Inc.)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1998 AND 1997


During the phase-out period, the Company will continue to aggressively pursue the collection of accounts receivables related to prior and future sales. Management has historically factored a majority of its accounts receivables and intends to continue this practice during the phase-out period. Management believes that it has established adequate reserves for uncollectable accounts receivables.

In September 1998, the Company sold all of its trademarks related to the discontinued golf sportswear division to Klear Knit Sales, Inc. Under the terms of the agreement, the Company received $400,000 in cash and is entitled to receive future payments for a period up to five years based on certain performance measures. Total future payments to be made to the Company, if any, during the five year period, are capped at an aggregate amount of $290,000. A non-employee, non-director shareholder of the Company acted as a broker on the sale of the trademarks and is entitled to a broker's fee equal to 11.9% of any future payments received, if any, by the Company (a maximum of $34,500 in fees may be due under the agreement).

The disposal of the golf sportswear division has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying condensed balance sheets, and its operating results are segregated and reported as discontinued operations in the accompanying condensed statements of operations and cash flows.

Information relating to the discontinued operations of the golf sportswear division for the nine months ended September 30, 1998 and 1997 is as follows:


                                                                            September 30,        September 30,
                                                                               1998                 1997
                                                                               ----                 ----
                                                                              (Unaudited)       (Unaudited)
 Net sales                                                                    $ 3,696,000        $ 6,419,000
 Cost of sales                                                                  3,706,000          4,677,000
                                                                            -------------        -----------
          Gross (loss) profit                                                     (10,000)         1,742,000
 Selling, marketing, design and administrative                                  1,017,000          1,412,000
 Write down of property and equipment                                             364,000                 --
                                                                            -------------        -----------
          Operating (loss) income                                              (1,391,000)           330,000

 Income from sale of trademarks                                                   400,000
 Other expense                                                                     (4,000)          (284,000)
 Amortization and write-off of deferred costs for bridge financing                     --           (286,000)
                                                                            -------------        -----------
 Loss before provision for income taxes                                          (995,000)          (240,000)

 (Provision) benefit for income taxes                                              34,000             25,000
                                                                            -------------        -----------

        Net loss                                                            $  (1,029,000)       $  (215,000)
                                                                            =============        ===========


The net assets of the golf sportswear division included in the accompanying condensed balance sheets as of September 30, 1998 and December 31, 1997 are as follows:


                                                              September 30,          December 31,
                                                                 1998                   1997
                                                                 ----                   ----
                                                              (Unaudited)          (As restated)
Due from factor                                            $        777,000        $   2,264,000
Non-factored receivables                                             82,000               51,000
Inventories                                                         120,000            1,413,000
Prepaid expenses and other current assets                             8,000              157,000
Income taxes receivable                                             207,000              203,000
Property and equipment, net                                          14,000                   --
Deferred income taxes                                                60,000               94,000
                                                           ----------------        -------------
    Total current assets of discontinued operations              $1,268,000        $   4,182,000
                                                           ================        =============

Property and equipment, net                                $             --        $     274,000
Deferred costs and other assets                                          --              140,000
                                                           ----------------        -------------
       Total assets of discontinued operations             $             --        $     414,000
                                                           ================        =============


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

The Company has identified certain long-lived assets specifically relating to the golf sportswear division that have no future value. Accordingly, as of June 30, 1998 the Company has written-off the net book amount of these assets, aggregating $364,000, and such amount is included in Discontinued Operations-Loss from operations. The net book amount on the measurement date (June 25, 1998) was:

    PROPERTY AND EQUIPMENT
    ----------------------
    Leasehold improvements                   $   20,000
    Concept area fixtures                       270,000
    Office equipment                             65,000
    Computer software                            20,000
                                             ----------
                                                375,000
    Less accumulated depreciation               130,000
                                             ----------
                                              $ 245,000
                                              =========

    DEFERRED COSTS AND OTHER ASSETS
    -------------------------------
    Trademarks                                 $174,000
    Less accumulated amortization                55,000
                                                 ------
                                               $119,000
                                               ========

Certain assets for the discontinued operations relating to the warehouse operations will remain in use through October 31, 1998. As of September 30, 1998, the net book amount of these assets is as follows:

           PROPERTY AND EQUIPMENT
           ----------------------
           Leasehold improvements                  $  12,000
           Computer equipment                         34,000
                                                   ---------
                                                      46,000
           Less accumulated depreciation              32,000
                                                   ---------
                                                   $  14,000
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

In July 1998, the Company entered into an employment agreement with its Executive Vice President of Operations, who was subsequently appointed on August 31, 1998 to serve as Chief Financial Officer. The employment agreement expires on July 13, 2002 and provides for a base salary and discretionary annual bonuses. In addition, the employment agreement provides for an option grant upon commencement of employment.

As of September 30, 1998, the Company had commitments for advertising, media placements, and online real estate leases of $500,000, of which $370,000 related to placements in the fourth quarter of 1998. These commitments related to print advertising with major publications as well as media placements and online real estate leases with major online service providers.


NOTE G -SHAREHOLDERS' EQUITY

In May 1998, the Company entered into an agreement ("Agreement") with a web development agency ("Agency") to create and design its Web site. The Agreement required total compensation of a combination of cash and Common Stock of the Company valued at the market price on the date of the Agreement. The Company has agreed to pay additional cash compensation if certain performance objectives are met. On July 1, 1998, the Company issued 17,788 shares of Common Stock valued at $2.00 per share. The difference between the par value and the $2.00 per share price was credited to additional paid-in capital. In October 1998, the Company issued 6,967 additional shares of Common Stock valued at $2.00 per share for web development services performed during the three months ended September 1998. At September 30, 1998, this expense was recorded in accounts payable and accrued expenses. In October 1998, such Agreement was terminated.

Item 2 - Management's Discussion and Analysis or Plan of Operation

Overview

On September 8, 1998, the Company publicly launched Bluefly.com, an Internet retail store ("Bluefly.com") that sells a wide array of men's, women's and children's name brand apparel and accessories at 25-75% off of retail prices. The e-commerce store also provides information on current trends and other fashion related content. This online outlet store is designed to combine the best traditional retailing practices with innovative and convenient features made possible by the Internet. Bluefly intends to establish itself as a pioneer in selling off price apparel directly to consumers--a business model that the Company believes was logistically and economically impractical until the advent of the Internet.

The Company believes that Bluefly.com differentiates itself from traditional brick and mortar off-price retailers by providing what it believes is a higher level of service, convenience and merchandising. The key strategies which Bluefly.com is employing in its effort to offer this compelling and enjoyable online shopping experience, include:

1. offering a broad and well merchandised selection of name brand products,
2. significant discounts to retail prices,
3. an intuitive shopping experience,
4. friendly and available customer service,
5. a graphically rich and pleasing environment,
6. a liberal return policy, and
7. sophisticated search technology features which allow customers to locate quickly the items which interest them.

The third quarter financial statements include approximately one month's worth of online sales. In an attempt to limit the number of users of Bluefly.com during those first several weeks of operation and thereby manage the logistical and operational challenges of its newly established Internet business, the Company chose not to launch any significant marketing initiatives in the month of September. Despite the purposefully low profile start-up during the month of September, Bluefly.com generated approximately $6,700 in gross revenues from 96 orders with an average order size of $72. The Company processed and shipped the substantial majority of orders on the same day they were received.

During this one month launch period, approximately 30,100 people visited the Bluefly site. Approximately 1,573 of these visiting guests registered with Bluefly.com. Registration is not required for visitors to browse Bluefly.com. In practice, visitors register with Bluefly.com either at the time of purchase or when completing a MyCatalog for the first time. MyCatalog is Bluefly.com's proprietary search engine which allows customers and guests to create their own personalized online catalog of the brands, products categories and sizes which interest them most.

In October, the Company launched its first significant marketing initiative for Bluefly.com. In an agreement with America Online, Inc. (which includes the AOL Network, AOL.Com, and CompuServe), the Company established links to Bluefly.com from the apparel departments of the three major distribution channels of America Online, Inc. At about the same time, the Company also launched a national print advertising campaign designed to introduce Bluefly.com. The print campaign commenced in October in such magazines as Fortune, Forbes, Yahoo Internet Life, Business Week and several others.

While the effects of marketing initiatives are intended both to grow revenues at the Web site and to build the Bluefly brand name, it believes that such efforts are long term in nature and rarely have instantaneous impact. The Company believes that its sales and the number of registered users have grown as the result of both its marketing efforts and its acquisition of additional key inventory items. Management is encouraged by several key statistics, including:

1. For the five week period beginning on October 5, 1998 and ending on November 8, 1998, the Company's number of weekly orders grew by 100% from approximately 51 in the first week to 76, 83, 75, 102 in the following four weeks, respectively;
2. During this same time period, the number of new registered users (as measured on a weekly basis) grew by 80% from approximately 716 in the first week to 832, 660, 743, 1,294 in the following four weeks respectively;
3. Between September 30th and November 8th, the total number of registered users grew by 270% to 5,818 from 1,573;
4. The average Bluefly guest is spending approximately 13 minutes in the Web store and viewing approximately 25 pages of information and product;

5. Substantially all of the Company's orders are being processed and fulfilled within 24-48 hours of receipt.

There can be no assurance that any or all of these trends will continue.

Management of the Company is also encouraged by certain other events, trends and key statistics involving its business and the online commerce industry in general, including:

1. On November 5, 1998, the Company and the @Home Network launched a broadband interactive marketing alliance which includes the promotion of a co-branded MyCatalog on @Home's Home Page as well as in the Clothes and Accessories area of @Home's Shopping Channel;

2. In its very brief operating history, Bluefly.com received positive mention by ABC News, Fortune magazine, InStyle magazine, New York magazine, Mademoiselle magazine, Glamour magazine, WWD, and several other media organizations;

3. Jupiter Communications, a leading Internet consulting firm recently increased its 1998 projections for total online sales of apparel by 365% to $330 million from $71 million.

While the Company is encouraged by its early results for Bluefly.com, it fully recognizes that significant challenges lie ahead. Among the challenges the Company will face in the coming years are raising additional capital to finance its operations, hiring and retaining qualified personnel, maintaining and developing its technological operations, expanding its marketing efforts in a cost effective manner, improving its fulfillment and customer service operations, managing potential growth, establishing its control policies to reduce its potential exposure to fraudulent orders, and expanding its existing base of suppliers. Moreover, it is aware that given Bluefly.com's brief operating history, the start-up nature of the Internet business and the Company's lack of experience in this business, its results of operations must be viewed in context.

Until June 1998, the Company designed, sourced and marketed a full collection of golf sportswear for men under the Pivot Rules brand name. In June 1998, the Company decided to discontinue the operations of its golf sportswear division and devote all of the Company's resources to build its other division, Bluefly.com. The golf sportswear division had been operating at a loss, and despite efforts to promote the brand, orders for the sportswear collection had been significantly below the Company's business plan and even further below last year's levels.

YEAR 2000 ISSUES

The Company will be interacting with certain computer programs in connection with credit card transactions, fulfillment operations, and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits (e.g., "97" for "1997"), and could lose functionality in the Year 2000. The Company believes that its significant business, accounting and operations software are Year 2000 compliant ("Compliant"). The Company expects the costs it incurs, if any, to achieve Year 2000 compliance will be immaterial. Given that the Company believes that it is currently Compliant, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. However, the Company cannot guarantee that all of the other companies with which the Company interacts has taken the Year 2000 problem into account or has otherwise updated their programs. The costs of assessing such compliance are expected to be minimal. In the event that the companies with which it interacts are unable to certify that they will be Compliant by early 1999 or if such companies are unable to certify that their failure to be Year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other companies. There can be no assurance that the Company will be able to find other companies with which to interact which are acceptable to the Company. In addition, although the Company believes it is adequately addressing its Year 2000 issues, there can be no assurance that unanticipated or undiscovered compliance problems with regard to the Company or the companies with which it interacts will not have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 ("FIRST NINE MONTHS OF 1998") COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997 ("FIRST NINE MONTHS OF 1997")

RESULTS FOR CONTINUING OPERATIONS

On September 8, 1998, the Company commenced commercial operations of Bluefly.com. The Company had 96 orders during the month of September with an average order size of approximately $72. The Company's net sales totaled $5,000 for the First Nine Months of 1998.

Included in the cost of sales was $50,000 of inventory reserves relating to inventory purchased for Bluefly.com. During the start-up phase of Bluefly.com, the Company prepaid for a significant amount of inventory in an effort to get the product into inventory for the Company's September launch. In some cases the Company was shipped merchandise that did not meet the high standards set by Bluefly and in other cases the Company received less than the amount purchased. The Company is making all reasonable efforts to recover any amounts due from vendors related to shortages and return unwanted merchandise.

Marketing and advertising expenses of $58,000 in the First Nine Months of 1998 represented expenses associated with the public relations efforts, press events and marketing staff costs. The Company did not incur any expenses relating to print advertising, media placements or online real estate leases in the First Nine Months of 1998.

Operating expenses of $28,000 in the First Nine Months of 1998 represented costs associated with maintaining and hosting of the Company's Internet site, its fulfillment center and customer service, as well as related salaries.

General and administrative expenses increased by $86,000, or 14.6% in the First Nine Months of 1998 to $676,000 from $590,000 in the First Nine Months of 1997. This increase was primarily the result of the additional costs in operations relating to public company filings, registration fees, and other related expenses and also resulted from an increase in legal fees of $74,000 relating to the Company's filings with the Securities and Exchange Commission and other matters relating to the transition of the business, depreciation expense of $50,000 and insurance expense of $29,000 resulting from the Company's Director's and Officer's liability policy. Such increase was offset by a decrease in salaries of $125,000 that resulted from the allocation of staff-related expenses to start up costs.

The Company incurred start-up costs of $327,000 in the First Nine Months of 1998. These costs related to the start-up of Bluefly.com. On September 8, 1998 the Web site was publicly launched, and therefore, the Company does not anticipate any additional start-up costs in the future.

The Company incurred research and development costs of $242,000 in the First Nine Months of 1998 primarily relating to the design and development of the Company's Web site. The Company anticipates that it will incur additional research and development costs in the future.

The Company earned interest of $111,000 and $96,000 on the proceeds from the Company's 1997 initial public offering ("IPO") in the First Nine Months of 1998 and 1997, respectively.

The Company's loss from continuing operations increased by $821,000 to a net loss of $1,270,000 in the First Nine Months of 1998 from a loss of $449,000 in the First Nine Months of 1997. The loss in the First Nine Months of 1997 was offset by an income tax benefit of $45,000.

RESULTS FOR DISCONTINUED OPERATIONS

In June 1998, the Company discontinued the operations of its golf sportswear division. The Company's condensed financial statements present the operating loss, estimated loss on disposal, and net assets of the discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation. Discontinued operations for the First Nine Months of 1998 reflect a loss from operations of $1,029,000 net of tax. The loss from operations included a loss of $364,000 relating to the disposal of the assets of the golf sportswear division. The net sales of this division decreased by $2,723,000, or 42.4%, to $3,696,000 in the First Nine Months of 1998 from $6,419,000 in the First Nine Months of 1997. Gross profit decreased by $1,752,000, or 100.6%, to $(10,000) in the First Nine Months of 1998 from $1,742,000 in the First Nine Months of 1997. This decrease was a result of the decrease in sales volume, the write-off of $101,000 of sample costs incurred for Holiday 1998 and Spring 1999, and was also due to approximately $65,000 in inventory markdowns that were recorded in the First Nine Months of 1998. Additional markdowns were recorded on the inventory from discontinued operations that the Company sold in the close-out market.

THREE MONTHS ENDED SEPTEMBER 30, 1998 ("THIRD QUARTER OF 1998") COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1997 ("THIRD QUARTER OF 1997")

RESULTS FOR CONTINUING OPERATIONS

On September 8, 1998, the Company commenced commercial operations of Bluefly.com. The Company had 96 orders during the month of September with an average order size of approximately $72. The Company's net sales totaled $5,000 for the Third Quarter of 1998.

Included in the cost of sales was 50,000 of inventory reserves relating to inventory purchased for Bluefly.com. During the start-up phase of Bluefly.com, the Company prepaid for a significant amount of inventory in an effort to get the product into inventory for the Company's September launch. In some cases, the Company was shipped merchandise that did not meet the high standards set by Bluefly and in other cases the Company received less than the amount purchased. The Company is making all reasonable efforts to recover any amounts due from vendors related to shortages and return unwanted merchandise.

Marketing and advertising expenses of $58,000 in the Third Quarter of 1998 represented expenses associated with the public relations efforts, press events and marketing staff costs. The Company did not incur any expenses relating to print advertising, media placements, or online real estate leases in the Third Quarter of 1998.

Operating expenses of $28,000 in the Third Quarter of 1998 represented costs associated with maintaining the Company's Internet site, its fulfillment center and customer service, as well as related salaries.

General and administrative expenses increased by $5,000, or 2.2% in the Third Quarter of 1998 to $230,000 from $225,000 in the Third Quarter of 1997. This increase resulted in part from a $79,000 increase in legal fees relating to filings with the Securities and Exchange Commission and other matters relating to the transition in businesses, a $19,000 increase in depreciation expense due to the property and equipment purchased in the fourth quarter of 1997, and an increase in insurance expense. Such increase was offset by a decrease in salaries of $102,000 that resulted from the allocation of staff related expenses to start-up costs in the Third Quarter of 1998.

The Company has incurred start-up costs of $224,000 in the Third Quarter of 1998. These costs related to the start-up of Bluefly.com. On September 8, 1998 the Web site was publicly launched, and therefore, the Company does not anticipate any additional start-up costs in the future.

The Company incurred research and development costs of $116,000 in the Third Quarter of 1998 primarily relating to the design and development of the Company's Web site. The Company anticipates that it will incur additional research and development costs in the future.

The Company earned interest of $30,000 and $60,000 on the proceeds from the IPO in the Third Quarter of 1998 and 1997, respectively.

The Company's loss from continuing operations increased by $511,000 to a net loss of $676,000 in the Third Quarter of 1998 from a loss of $165,000 in the Third Quarter of 1997.

RESULTS FOR DISCONTINUED OPERATIONS

In June 1998, the Company discontinued the operations of its golf sportswear division. The Company's condensed financial statements present the operating loss, estimated loss on disposal, and net assets of the discontinued operations separately from continuing operations. Prior periods have been restated to conform with this presentation. Discontinued operations for the Third Quarter of 1998 reflected a loss from operations of $95,000 net of tax. The loss from operations was offset by $400,000 of cash received from the sale of the golf sportswear trademarks. The net sales of this division decreased by $704,000, or 35.0%, to $1,309,000 in the Third Quarter of 1998 from $2,013,000 in the Third Quarter of 1997. Gross profit decreased by $754,000, or 133.5%, to $(189,000) in the Third Quarter of 1998 from $565,000 in the Third Quarter of 1997. This decrease resulted from a decrease in sales volume as well as the lower gross margins associated with sales in the closeout market.

In September 1998, the Company sold all of its trademarks related to the discontinued golf sportswear division to Klear Knit Sales, Inc. Under the terms of the agreement, the Company received $400,000 in cash and is entitled to receive future payments for a period up to five years based on certain performance measures. Total future payments to be made to the Company, if any, during the five year period, are capped at an aggregate amount of $290,000. A non-employee, non-director shareholder of the Company acted as a broker on the sale of the trademarks and is entitled to a broker's fee equal to 11.9% of any future payments received, if any, by the Company (a maximum of $34,500 in fees may be due under the agreement).


LIQUIDITY AND CAPITAL RESOURCES

To date, the Company has obtained working capital through its IPO, cash flow from operations, private financing, and a letter of credit agreement ("Letter of Credit Agreement") and Retail Collection Factoring Agreement ("Factoring Agreement"), each dated April 28, 1992 and amended November 14, 1997 with
Heller Financial, Inc. ("Heller"), to whom the Company has granted a senior security interest in substantially all of its assets. At September 30, 1998, there was approximately $1,428,000 in funds invested with Heller under the Factoring Agreement and approximately $777,000 in factored receivables, net of returns and allowances. The Company currently has no outstanding borrowings with Heller. Interest on the net amount due is payable monthly in arrears at the rate of 1% above the Chase Manhattan Bank, NA prime rate ("Prime"). Interest on the net receivable is received monthly in arrears at the rate of 1.75% below Prime. Under the terms of the Factoring Agreement, Heller is not obligated to make any funds available to the Company and any letter of credit provided under the Letter of Credit Agreement will be provided at the discretion and on terms satisfactory to Heller. In addition, as a result of the discontinuation of the golf sportswear division, the Company anticipates that it will have factored receivables only through December 1998. Borrowings thereafter would require a renegotiation of both the Factoring Agreement and the Letter of Credit
Agreement with the Company's factor. There can be no assurance that such agreement can be attained.

The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds of the IPO, together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's contemplated cash requirements for only approximately seven months after the date of this filing. Moreover, there can be no assurance that the Company will not require additional financing during such 7-month period. The Company's current borrowing arrangements substantially limit the Company's flexibility in obtaining additional financing. Proceeds from the exercise of the Company's outstanding warrants and the purchase option held by the underwriter of the IPO could be a source of capital, although, there can be no assurance of any such exercise.

The Company intends to seek additional debt and/or equity financing through a public offering, private placement or otherwise. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results and raise substantial doubt about the Company's ability to continue as a going concern.

As of September 30, 1998, the Company has advertising, media commitments, and online real estate leases of $500,000, of which $370,000 relates to placements in the fourth quarter of 1998. These commitments relate to print advertising with major publications as well as media placements and online real estate leases with major online service providers. In addition, the Company believes that in order to grow the business, the Company will need to make additional advertising and marketing commitments in the future.

As of September 30, 1998 the discontinued golf sportswear division had assets of $1,268,000, of which $859,000 represented factored and non-factored accounts receivables, net of reserves and $207,000 of income taxes receivable.

CASH FLOW - CONTINUING OPERATIONS

During the First Nine Months of 1998, net cash used by operating activities was $2,227,000 compared to cash provided by operating activities of $238,000 in the First Half of 1997. The increase in cash used by operations resulted from increases in the Company's loss from continuing operations and decreases in accounts payable in the First Nine Months of 1998.

During the First Nine Months of 1998, net cash provided by in investing activities was $339,000, compared to cash used in investing activities of $3,118,000 in the First Nine Months of 1997. The cash provided by the First Nine Months of 1998 was the result of cash withdrawn from the Company's factor ("Factor") for operating purposes. In the First Half of 1997, the Company completed the IPO. Such funds were deposited with the Factor and invested at a rate of 1.75% below prime. Funds are transferred into the Company's operating account as needed.

In May 1997, the Company completed the IPO and received net proceeds of $5,939,000. The funds, net of debt repayments of approximately $2,144,000 and deferred costs relating to the IPO were deposited with the Factor. The funds deposited with the Factor amounted to $3,795,000.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

Certain written and oral statements made or incorporated by reference from time to time by the Company or its representatives in this report, other reports, filings with the Securities and Exchange Commission, press releases, conferences, or otherwise, are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-QSB, and 10-KSB, and include, among others, the following: the Company's limited working capital and need for additional financing; lack of operating history of Internet business; risks associated with the start up nature of the Internet business; recent losses and anticipated future losses; competition; the potential for competitors with greater resources to enter such business and the Company's lack of experience in such business; risk of litigation for sale of unauthentic or damaged goods; dependence on third parties and certain relationships; the dependence on continued growth of online commerce; rapid technological change; year 2000 issues; availability of merchandise; risk of capacity constraints; reliance on internally developed systems; system development risks; consumer acceptance of the Internet as a medium for purchasing apparel; online commerce security risks; the capital intensive nature of such business (taking into account the need for advertising to promote a Web site); governmental regulation and legal uncertainties; management of potential growth; unexpected changes in fashion trends; seasonality and quarterly fluctuations and the successful hiring and retaining of personnel. The risks included herein are not exhaustive. Other sections of this report may include additional factors that could adversely impact the Company's business and financial performance. Moreover, the Company operates in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for management to predict all such risk factors, nor can it assess the impact of all such risk factors in the Company's business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, investors should not place undue reliance on forward-looking statements as a prediction of actual results.

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

The following table represents the amount and aggregate offering price of securities registered and sold:


                                                     Aggregate offering
                                                     Price of Amount                                       Aggregate Offering
   Title of Security        Amount Registered          Registered                    Amount Sold           Price of Amount Sold
-----------------------  ----------------------  ----------------------------  --------------------  ------------------------------
        Unit                1,725,000                     $8,625,000                  1,500,000            $7,500,000
Representative's Unit
Purchase Option                1                              $100                        1                     $100


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

Based upon the Company's decision to discontinue the operations of the golf sportswear division and build and promote its Web site, the Company has reallocated its use of proceeds accordingly by adding to the description of Working capital and general corporate purposes to include costs related to the Web site. As of September 30, 1998, the net offering proceeds of $5,939,343 were used for the following cash expenditures:

Repayment of indebtedness and other obligations (with interest)  $2,031,580 *
Marketing and advertising                                           908,115
Installation of concept shops and/or concept areas                  232,964
Construction of plant, building, and facilities                     276,489
Working capital and general corporate purposes
       including fixed assets - computer hardware and software
       and costs relating to the Web site                         2,490,195


     *Includes $181,866 repaid to Northstar Investment Group, Ltd., a company in which Mr. Joseph Boughton, Jr., a 16.3% shareholder prior to the IPO, served as President, giving effect to the sale of Common Stock in the IPO, Mr. Boughton's percentage of ownership in the company was reduced to 7.5%.

The balance of the proceeds have been deposited with the Company's factor and invested at a rate of 1.75% below Prime. The amounts shown above represent direct or indirect payments to others.


Item 6.  Exhibits and Reports on Form 8-K

(a)  The following is a list of exhibits filed as part of this Report:


     EXHIBIT NO.        DESCRIPTION
     -----------        -----------
      3.4               Certificate of Amendment of the Company's Certificate of
                        Incorporation dated October 28, 1998
      27                Financial Data Schedule.


(b) Reports on Form 8-K.

The Company filed a Current Report on Form 8-K dated September 17, 1998 reporting under Item 2 the Disposition of the trademarks of the golf sportswear division.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BLUEFLY, INC.

                                               By:  /s/ E. Kenneth Seiff
                                                  -----------------------------
                                                        E. Kenneth Seiff
                                                        President


                                               By:  /s/ Patrick C. Barry
                                                  -----------------------------
                                                        Patrick C. Barry
                                                        Chief Financial Officer


November 16, 1998

                                 EXHIBIT INDEX
                                 -------------

     EXHIBIT NO.        DESCRIPTION
     -----------        -----------
       3.4              Certificate of Amendment of the Company's Certificate of
                        Incorporation dated October 28, 1998
       27               Financial Data Schedule.