Form 10KSB
period 1998-12-31
BLUEFLY INC
filed 1999-03-31
CIK 1030896

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
         OF 1934
         For the fiscal year ended December 31, 1998

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

The issuer's gross revenues for its most recent fiscal year were:  $324,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 26, 1999 based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation SmallCap Market was approximately $45,618,085.

As of March 26, 1999, the issuer had outstanding 4,848,831 of shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Bluefly, Inc. (the "Company" or "Bluefly"), a leading Internet retailer of designer fashions at outlet store prices, opened its virtual doors to the public on September 8, 1998. In its first four months of operations, sales volume, membership and traffic to the Company's Web site, Bluefly.com, grew significantly. The Company saw its monthly orders shipped increase by over 2,700% to a total of 2,733 orders shipped in the month of December 1998 from a total of 96 orders in the month of September 1998. During this same period, monthly traffic to the Web site grew by 2,200% to approximately 664,000 unique visitors from approximately 28,000, and the total number of registered users grew by 1,556% to 26,048 at the end of December from 1,573 at the end of September.

The Company's growth has continued in the first quarter of 1999. As of March 30, 1999 the total number of registered users was approximately 48,000. Although the first quarter is traditionally a significantly weaker retail shopping period, traffic to the Web site held nearly constant in the month of January at approximately 624,000 unique users and then reached higher levels in February when approximately 702,000 unique users visited the Web site. The Company is also encouraged by a preliminary estimate of its first quarter 1999 gross sales (prior to provisions for returns and credit card chargebacks) which it expects to be at least 30% higher than its fourth quarter 1998 gross sales of $324,000 (prior to provisions for returns and credit card chargebacks). Because apparel sales in the first quarter are traditionally much weaker than the fourth quarter, which spans the holiday season, the Company is very pleased with these early results. Of course, there can be no assurance that actual net sales will not be substantially lower or that these trends will continue.

In addition to its sales, membership and traffic growth, the Company believes that an important measure of success on the Internet is the amount of time customers are spending in the virtual store and the average number of pages viewed during a user's session. For the month of February, the average visitor was spending over 11 minutes in the store and viewing over 12 pages of content. The Company believes that these statistics are significant not only because of the Web site's limited period of operations but also in view of its proprietary, sophisticated search functionality which allows customers to determine quickly whether desired products are available in their sizes. The Company has recently seen signs of growth in average minutes spent on the Web site which it attributes, at least in part, to the expansion of its product offerings. During the first three weeks of March, the average visitor stayed at the online store for 14 minutes and viewed 14 pages of content. Of course, no assurance can be given that these signs of growth will continue to improve or that they will have a positive effect on the Company's business.

The Company believes that in its first seven months of operations Bluefly.com has become a leader on the Internet for name brand off-price apparel and fashion accessories. The Web site now offers approximately 3,400 styles of products from over 90 different top, name brand designers. The Company has entered into strategic marketing relationships which provides it with highly targeted, prominent positioning on seven of the top twelve most visited Web sites or portals (i.e. America Online, Excite, Go Network, Lycos, Netcenter, Tripod and Yahoo!), and has been featured in numerous national publications and several television reports.

While the Company is encouraged by its early results for Bluefly.com, it fully recognizes that significant challenges lie ahead. Among the challenges the Company will face in the coming months and years are raising additional capital to finance its operations, hiring and retaining qualified personnel, maintaining and developing its technological operations, expanding its marketing efforts in a cost effective manner, improving its fulfillment and customer service operations, managing potential growth, establishing its control policies to reduce its potential exposure to fraudulent orders, and expanding its existing base of suppliers. Moreover, it is aware that given Bluefly.com's brief operating history, the start-up nature of the Internet business and the Company's lack of experience in this business, its results of operations must be viewed in context. See "Risk Factors"

Bluefly, Inc., a New York corporation, was incorporated under the laws of the State of New York in 1991 as Pivot Corporation and in 1994 the Company changed its name to Pivot Rules, Inc. and in 1998 changed its name to Bluefly, Inc. Until June 1998, the Company designed, sourced and marketed a full collection of golf sportswear for men under the Pivot Rules brand name. In June 1998, the Company determined to discontinue the operations of its golf sportswear division and devote all of the Company's energy and resources to building Bluefly.com.

THE SIZE OF THE MARKET

THE ONLINE APPAREL OPPORTUNITY

The dramatic growth of e-commerce has been widely reported and is expected to continue. This year Jupiter Communications ("Jupiter"), a leading Internet research firm, is forecasting total online sales in the United States of $11.9 billion, up from $707 million in 1996. Jupiter is also predicting a dramatic growth in the total number of online shoppers from 16 million in 1998 to over 60 million by 2002 as well as a substantial increase in the average amount spent by an online shopper from $376 in 1998 to $671 in 2002. As a consequence, Jupiter projects that online sales in the United States will reach $41.1 billion by 2002. The Company believes that a number of factors will contribute to the growth of e-commerce, including (i) shoppers' growing familiarity and comfort with shopping online; (ii) the proliferation of devices to access the Internet, and (iii) technological advances that make navigating the Internet faster and easier.

While online clothing and accessory purchases accounted for $103 million in 1997, Jupiter is forecasting that this figure will grow to $641 million in 1999 and $2.8 billion in 2002. This represents a compounded annual growth rate in excess of 94%. The Company believes that the market for online sales of apparel is benefiting disproportionately from a confluence of trends, including the growth of women online, expansion of online traffic from technology oriented users to users with mainstream demographics and the development of sophisticated tools (such as the Company's MyCatalog) to search complex product categories such as apparel.

In 1998, according to Jupiter, women comprised 39% of the online population. According to Jupiter, by 2000, it is expected that women will represent 46% of the online population. Since women, according to Jupiter, spend almost three times as much as men on the remote purchase of apparel, the Company believes that the increasing number of women online is likely to fuel the growth of online apparel sales. In addition, as the online audience expands from technology savvy pioneers to include mainstream consumers, demand for online goods and services should more closely mimic the general population's demands. In light of these factors, Jupiter projects that the apparel category will be one of the fastest growing product categories online between 1998 and 2002. Of course, there can be no assurance that such expectations will prove to be correct or that they will have a positive effect on the Company's business.

CATALOG SALES AS A PREDICTOR OF FUTURE GROWTH

In many respects, shopping for apparel online is similar to purchasing apparel through a print catalog. In both cases, the tactile experience is absent from the transaction and shoppers must make purchase decisions on the basis of a photograph and a textual description. While the Company believes that sophisticated database technology, collaborative filtering, and the interactivity of the Web make the Internet a far more compelling medium, it also believes that the success of apparel sales via catalogs is a good predictor of the future success of apparel sales via the Internet.

In this regard, it is worth noting that, according to a 1997 report by the Direct Marketing Association, apparel and accessories was the largest product category sold via catalogs and represented approximately $16 billion, or 34%, of the industry's $48 billion of consumer sales. Brands such as J.Crew and Land's End are perhaps the best evidence that people are prepared to purchase clothing and accessories remotely despite the fact that no catalog can convey the tactile element of clothing or provide a fitting room in which consumers can try on clothing. In fact, nearly 23% of all adults in the United States made at least one clothing purchase in 1995 through remote channels according to Simmons Market Research.

In contrast, the direct-to-consumer book category, which has shown early promise on the Internet, represents a market approximately one fifth of the size of the direct-to-consumer apparel market. In 1996, the direct marketing of books accounted for $2.75 billion of sales according to Maxwell Sroge Company. The Company therefore believes that it is competing in a market which is substantially larger than the one in which Amazon.com began. Of course, differences in markets and products make comparisons difficult.

THE MARKET FOR OFF-PRICE APPAREL

According to Discount Store News, traditional retailers of off-price apparel such as T.J. Maxx, Marshalls and Loehmanns, Inc. sold approximately $18.5 billion dollars worth of goods in 1997. In addition, the International Council of Shopping Centers reported that factory outlet sales of apparel and accessories equaled $8.3 billion dollars in 1997. The Company believes that this $26.8 billion dollar market has generally failed to address a number of consumer needs, including convenience and customer service. The Company believes that this industry has grown, in part, because no better alternative exists.

By offering competitively priced products in a more convenient format with a high level of customer service, the Company intends to provide a meaningful alternative to the consumer and revolutionize the off-price apparel industry. By offering name brand products at significant discounts, a 90 day money back guarantee, a high level of service and the convenience of 24/7 shopping, the Company believes that it can provide an attractive alternative for consumers to shop for apparel and fashion accessories.

THE BLUEFLY STRATEGY

The Company's objective is to become the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories, and home products. To achieve this objective, the Company has focused its resources on pioneering the direct-to-consumer name brand discount apparel market on the Internet. To date, the Company is not aware of any business which has devoted substantial time and resources to developing and promoting the direct-to-consumer market for off-price name brand apparel and accessories. This could be because, until recently, no medium existed that could accommodate both a high volume of traffic and the logistical infrastructure necessary to sell end-of-season and excess apparel inventory directly to customers in an efficient and economical manner.

The direct marketing of excess inventory and end-of-season apparel requires a cost effective medium that is capable of displaying a large number of products, many of which are in limited supply and some of which are neither available in all sizes nor easily replenished. The Company believes print catalogs are not well suited to this task. The paper, printing, mailing, and other production costs of a print catalog can be significant. To support these costs, a traditional cataloger requires products that are replenishable, available in a full range of sizes and in substantial quantities. Similarly, television is a costly medium which requires substantial quantities of products that are available in a full size scale in order for it to be an economical medium. In addition, the number of items that can be displayed on television is limited, and television cannot permit the viewer to search for products which interest them.

The Internet, however, is a far less expensive and, in many ways, more effective medium. Utilizing the Internet, the Company can display an almost limitless number of items to a global audience without the high costs of printing and mailing. With the Internet, the Company can automatically update product images as new products arrive and other items sellout. By integrating a sophisticated relational database with the power of the Internet, the Company seeks to create a personalized shopping environment and allows its customers to search for the products that interest them. Accordingly, the Company believes that the Internet is a medium which will permit it to market its products globally in a cost-effective manner.

MARKETING INITIATIVES

The Company believes that the Internet represents one of this century's most significant new channels for commerce and presents the opportunity for significant new brands to emerge. When the catalog industry emerged, it was a new breed of merchants, such as J.Crew, Lands' End, and Victoria's Secret, which succeeded at building the major new brands and not the traditional retailers with their established infrastructures and proven economies of scale. Similarly, when television became a new medium for shopping remotely, it was new brands names, such as QVC and the Home Shopping Network, which emerged as the dominant brands. The Company believes that the emergence of the Internet provides similar opportunities. New, pure online brands such as Amazon, EBay, CDNow have established early leads and the Company intends to seek to use its first mover advantage to build a leading online brand in the off-price apparel category.

In the first six months of the Web site's operations, the Company established strategic marketing relationships with seven of the top twelve portals (i.e. America Online, Excite, Go Network, Lycos, Netcenter, Tripod and Yahoo!). In addition, the Company established a co-branded site with a leading broadband portal, At Home Network. Under the terms of these agreements, the Company receives highly targeted, prominent positioning on ten major Web sites, including AOL.com, MailCity, and CompuServe. The Company believes that it has been able to negotiate favorable rates and positioning on most of these Web sites in part because the portals may have recognized that online consumers will not be fully satisfied by the single brands offered by vertical retailers such as Gap, Inc. J.Crew Group, Inc., Spiegel, Inc. (i.e. Eddie Bauer), and Land's End, which have thus far dominated apparel sales in the online apparel category's brief history. The Company believes that as an early leader in the online multi-brand discounted apparel category, it has been able to leverage its broad product offering, compelling value and distinctive shopping experience for apparel to favorably position links to Bluefly.com on most of the major portal Web sites. Because the Company believes that traffic to these portals is increasing and thereby lowering the effective CPM rate (or cost per thousand viewers rate) of the Company's fixed links, it also believes that the value of the agreements it has negotiated is increasing.

In order to expand its customer base and establish its brand name, the Company intends to expand its advertising and commerce relationships with the major Web sites and develop an affiliate program. In addition, the Company plans to conduct more promotions like the Company's "Hearts and Diamonds" Valentine's Day contest in which users were asked to submit their best online pick-up line that led to a relationship for a chance to win up to $18,000 worth of diamond jewelry supplied by Hammerman Brothers, Inc. The Company also plans to launch an e-mail notification option to alert customers to new products which match their expressed interest. In addition, the Company is planning other customer retention initiatives such as advising customers by e-mail of special sales promotions and holiday gift ideas. The Company's marketing budget is subject to a number of factors, including the Company's results of operations as well as the Company's ability to raise additional capital. See "Financing Strategy" and "Risk Factors -Limited Working Capital; Need for Additional Financing."

The Company has recently expanded its off-line advertising program. To coincide with the launch of the Web site, and throughout the Fall 1998, the Company placed full page advertisements in five major national publications, including Business Week, Forbes and Yahoo! Internet Life. While the thrust of the Company's 1998 print advertising campaign was to introduce the Company's new business to the financial and technology community, the Company believes that the campaign was also an effective tool in expanding its customer base. Based on the success of the Company's Fall print advertising campaign, the Company has decided to launch a national print advertising campaign in the second quarter of 1999. The new campaign is expected to run in at least 17 major national publications and will showcase the Company's first effort towards building and a marketing a lifestyle brand.

MERCHANDISING

With over seven years' experience in the fashion industry, the Company is using its industry relationships to establish an effective network of suppliers of discount, name brand apparel and fashion accessories. The Company buys products directly from manufacturers as well as from retailers and other third party indirect resources. Presently, Bluefly.com offers approximately 3,400 styles of products from over 90 different, top, name brand designers. And, unlike traditional brick and mortar off-price retailers which must allocate their best product over many stores which can lead to an inconsistent shopping experience, customer dissatisfaction, and less than optimal inventory management, the Company has but one virtual store to fill.

The Company believes that it offers the widest selection of name brand apparel and fashion accessories at significant discounts to retail prices on the Internet. The Company believes that even with its breadth of product offering many visitors may not have found the product or size for which they were looking. In the fourth quarter of 1998 and the first quarter of 1999, the Company believes that its product assortment was depleted by better than anticipated holiday sales. As a result, the Company believes that it has not optimally converted its visitors to customers. However, the Company also regarded Bluefly.com's first two quarters of operations primarily as an opportunity to learn about its visitors' preferences and test which products sell best on the Internet. Therefore, the Company regards its first two full quarters of operations as a successful test and a meaningful provider of information, which the Company believes should help grow revenues and traffic.

Armed with data from over 37,000 MyCatalogs, nearly seven months of purchase data, and detailed information on the paths customers take in navigating through the Company's virtual outlet store, the Company believes that it can now acquire inventory more intelligently and efficiently than it could have only a few months ago. While the Company knows that it will never be able to satisfy all of its customers' needs all of the time, it is expanding its offering of products from designers in which its customers have displayed an interest and in the types of products which have been particularly successful. In addition, it is continually testing new products to help fuel its sales growth.

The Company is pleased by the number of supplier relationships it has been able to establish, a fact which it attributes in part to its seven years' worth of fashion industry experience. Based on its ability to find products thus far, the Company does not foresee any major impediments in sourcing a wide variety of name brand products. Between June 1998 and December 1998, the Company acquired approximately 40.6% of its inventory from one supplier. In fact, the off-price apparel industry is a $26 billion business in the United States alone and therefore there is a considerable amount of product available in the marketplace. However, no assurance can be given that the Company will be able to obtain the quantity, selection or brand quality of items which the Company believes is necessary to operate.

The Company takes title and delivery of its inventory prior to offering it online because of the apparel industry's widespread practice to short ship product and reallocate products after purchase orders are placed. This step is taken to assure that customers' purchases are in-stock and available for immediate shipment. Although several competitive online business models exist which rely on suppliers to fill orders for Web stores, the Company believes that its business model is superior. The Company's approach also significantly increases the pool of potential suppliers since many major vendors will not enter into a relationship with an online retailer if it obligates the vendor to operate on a consignment basis or fulfill product directly. In several cases, the Company has entered into, and will continue to enter into, consignment relationships with certain of its suppliers where it is beneficial to the Company. The Company does not anticipate that consignments will comprise a meaningful part of its business in the near future.

For a number of reasons, the Company believes that its inventory risk is lower than that of traditional retailers:

(i) Unlike traditional brick and mortar retailers which have a limited amount of shelf space, significant rent payments and attendant sales personnel costs, the Company holds its inventory in a warehouse with a lower per square foot rental charge than that typically paid by brick and mortar retailers, minimal personnel costs and a vast amount of shelf space. It's inventory carrying costs are therefore lower.

(ii) Unlike traditional brick and mortar retailers, the Company can change the pricing of its products almost instantaneously and can price products based on supply and demand. For example, if the Company has a relatively large amount of yellow men's polo shirts but few in the color blue, it can easily price the shirts differently and change the pricing quickly as supply levels change.

(iii) The Internet is global and the Company sells to over 40 countries in the northern and southern hemisphere. In theory then, its inventory is never truly out of season and therefore seasonal markdowns should be less of an issue because as the northern hemisphere is entering its Summer the southern hemisphere is entering its Winter. In fact, although the Company has not targeted its marketing initiatives to attract foreign customers, in 1998 approximately 7% of its orders were from foreign countries.

(iv) The Company has developed a system whereby it can receive a product into inventory and make it available for sale to the customer in as little as five business days. In contrast, many large, national off-price retail apparel chains have slow, cumbersome centralized distribution systems that result in merchandise taking up to four weeks to reach store shelves. In theory, the Company's inventory turn time can be much better.

(v) The Company's Web site captures a tremendous amount of customer data that the Company intends to use to optimize its purchase of inventory. For example, as a customer navigates through the virtual store, the Company can track the customer's path and draw certain conclusions based on which departments, sizes, designers and product categories are clicked on as well as the products that are actually being purchased. This will significantly aid the Company in planning inventory purchases. In addition, the Company's MyCatalog feature also facilitates better inventory planning. Using this service, customers enter their sizes, favorite departments, product categories and designers to produce a personalized catalog of all the products currently in stock that match their interest. This wealth of customer data should in turn make for more informed, and therefore less risky inventory acquisitions.

(vi) By centralizing its inventory, the Company believes it will be able to optimize its inventory turns because it is not forced to anticipate sales by region or allocate merchandise between multiple locations.

FULFILLMENT AND CUSTOMER SERVICE

The Company has entered into an exclusive agreement with a third party to provide fulfillment and call center customer service. The third party was selected for its technological sophistication, its online commerce experience, its ability to integrate with the Company's information systems, and its ability to scale rapidly if the Company's growth is significant. The Company believes that despite its better than expected growth rates, it has been able to ship over 85% of its orders within one business day of receipt and that it has done very well in keeping to its promise to ship all orders within two business days of their receipt. The Company also believes that its ability to maintain long-term customer relationships, encourage repeat visits and increase the average order size will depend, in part, on the customer service it provides. The Company is committed to handling all customer service calls quickly and efficiently. Its emphasis on providing quality customer service reflects an effort to distinguish itself further from its off-line competitors and advances its efforts to establish itself as the premier place to shop for name brand apparel and fashion accessories at significant discounts to retail prices. See "Risk Factors - Dependence on Third Parties and Certain Relationships."

TECHNOLOGY

The Company has implemented a broad array of state-of-the-art technology that facilitates Web site management, complex database search functionality, customer interaction and personalization, transaction processing, fulfillment and customer service functionality. Such technology includes a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, the Company incorporates, for transmission of confidential personal information between customers and the Company's Web server, Secure Socket Layer Technology ("SSL") such that all data is transmitted via a fully DES 128-bit encrypted session. In the event that a customer's browser does not support SSL, Bluefly.com instructs the customer to call the Company's Customer Service Center to provide his or her credit card information over the phone.

The Company has entered into a definitive agreement with a major Internet service provider to host Bluefly.com and provide certain hardware and software as well as year round 24 hour systems support. The server and network architecture is designed to provide high speed, reliable access 24 hours a day, 365 days a year and allow for rapid scaling of hardware and bandwidth to accommodate sudden increases in site traffic.

COMPETITION

Electronic commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high growth market. To date, the Company is not aware of any business which has devoted substantial time and resources to developing and promoting the direct-to-consumer market for off-price name brand apparel and accessories. This could be because, until recently, no medium existed that could accommodate both a high volume of traffic and the logistical infrastructure necessary to sell end-of-season and excess apparel inventory directly to customers in an efficient and economical manner.

The direct marketing of excess inventory and end-of-season apparel requires a cost effective medium that is capable of displaying a large number of products, many of which are in limited supply and some of which are not available in all sizes or easily re-stocked. Print catalogs are not well suited to this task. The paper, printing, mailing, and other production costs of a print catalog can be significant. To support these costs, a traditional cataloger requires products that are available in a full range of sizes, in substantial quantities and replenishable from the vendor. Similarly, television is a costly medium which requires substantial quantities of products that are available in a full size scale in order for it to be an economical medium.

The Internet, however, is a far less expensive and, in many ways, more effective medium. Utilizing the Internet, the Company can display an almost limitless number of items without the high costs of printing and mailing. With the Internet, the Company can automatically update product images as new products arrive and other items sellout. By integrating a sophisticated relational database with the power of the Internet, the Company can create a personalized shopping environment and allow its customers to search for the products that interest them. Accordingly, the Company believes that the Internet is a medium which will permit it to market its products in a cost-effective manner.

The Company's competition for online customers comes from a variety of sources including, existing land-based retailers such as The Gap, Nordstrom, and Macy's which are using the Internet to expand their channels of distribution and less established companies such as Cybershop, Inc. and Designeroutlet.com which are building their brands online. In addition, the Company's competition for customers comes from traditional direct marketers such as Delia's, L.L. Bean, , Lands' End, J.Crew and Spiegel's, television direct marketers such as QVC, and land-based off price retail stores, such as T.J. Maxx, Marshalls, and Loehmanns, which may or may not use the Internet to grow their customer base.

The Company believes that any competitor which seeks to establish an electronic commerce presence in the apparel and fashion accessory industry will confront a number of challenges including, cost effectively addressing, among other things, the need to incorporate legacy information and financial systems, establish an efficient supply and logistics systems, develop and maintain a user-friendly customer interface, create or adapt a brand name for Internet commerce and exploit the technologies and opportunities made possible by the Internet to create innovative new retailing services and features. The Company believes that its ability to compete favorably is enhanced by its first mover advantage as well as its knowledge of fashion trends, relationships with key industry figures, in-house marketing talent, proprietary technology, and sophisticated logistics and supply management systems. However, many competitors have substantially more resources than the Company and there can be no assurance that additional and formidable competition will not develop.

FINANCING STRATEGY

In December 1998 and in the first quarter of 1999, the Company raised a total of $11,018,000 through the exercise of warrants and underwriter's unit purchase options issued in connection with the Company's May, 1997 Initial Public Offering. In order to achieve its objective of becoming the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories, and home products, the Company will need to raise more capital. To this end, the Company is currently meeting with a number of potential financing sources to determine the most prudent financing strategy. As of March 30, 1999, the Company had a total of $10,700,000 of cash and cash equivalents and funds deposited with its factor.

INTELLECTUAL PROPERTY

The Company has created and intends to continue to develop trademarks, designs and proprietary systems and trade secrets to create competitive advantages. As a result, it relies on a combination of trademark, service mark, copyright and trade secret laws, as well as confidentiality agreements and technical measures to protect its proprietary rights. The Company is pursuing the registration of the "Bluefly", "The Outlet Store in Your Home", and "MyCatalog" service marks in the United States and abroad and is considering the possibility of patenting its MyCatalog proprietary technology.

The Company believes its service marks are uniquely valuable and critical to the Company's brand strategy. To that end, the Company intends to vigorously defend its rights to its service marks and in this regard has commenced lawsuits against Fashionmall.com, Inc. in the U.S. District Court of the Southern District of the State of New York and SaviShopper, Inc. in the U.S. District Court of the Western District of Washington, Northern Division of Seattle and their affiliates for their alleged infringement of the Bluefly mark.

RESEARCH AND DEVELOPMENT

The Company incurred research and development costs of $347,000 in 1998 primarily relating to the design, development and construction of the Company's Web site. The Company anticipates that it will incur additional research and development costs in the future in its effort to improve its Web site and become the dominant Internet retailer of excess and end-of-season apparel, fashion accessories and home products.

GOVERNMENTAL APPROVALS AND REGULATIONS

The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. Although the Company is not aware of any permits or licenses that are required in order for it to sell apparel and fashion accessories on the Internet, permits or licenses may be required from federal, state or local governmental authorities to operate or to sell certain other products on the Internet. No assurances can be given that such permits or licenses will be obtainable. The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurance can be made that the Company will be able to comply with such legislation or statutes. The Company's Internet operations are not currently impacted by federal, state, local and foreign environmental protection laws and regulations.

EMPLOYEES

As of March 24, 1999, the Company had 27 full-time employees and two part-time employees, of whom eight are in management, nine are on the production team, three are on the web site development team, three are on the buying team and the remaining six employees work in the finance, public relations, and marketing departments. None of the Company's employees is represented by a labor union and the Company considers its relations with its employees to be good.

RISK FACTORS

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS. This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue", "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements ("Cautionary Statements"). The risks and uncertainties include, but are not limited to those matters addressed herein under "Risk Factors." All subsequent written and oral forward-looking statements attributable to the Company or persons acting on the Company's behalf are expressly qualified in their entirety by the Cautionary Statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

LACK OF OPERATING HISTORY OF INTERNET BUSINESS. The Company initiated the planning of Bluefly.com in March 1998 and launched Bluefly.com on September 8, 1998. Accordingly, it has less than one year of operating history upon which to base an evaluation of its Internet business and prospects.

START-UP RISKS. The Company has incurred and expects to continue to incur significant expenditures in connection with the establishment, expansion and maintenance of Bluefly.com. These expenses include advertising and marketing expenses which are necessary to attract a high volume of traffic to Bluefly.com, research and development costs and other infrastructure costs.

LIMITED WORKING CAPITAL; NEED FOR ADDITIONAL FINANCING. The Company's business is capital intensive. The Company needs additional financing to effect its business plan. See "Management's Discussion and Analysis or Plan of Operations
- Plan of Operations."

RECENT LOSSES; ANTICIPATED FUTURE LOSSES. The Company incurred a net loss from continuing operations of $2,478,000 in 1998 and a net loss from continuing operations of approximately $469,000 in 1997. The Company anticipates that losses will continue for the foreseeable future as it incurs and expends substantial amounts on the development, marketing, advertising and operations of Bluefly.com to build recognition and market share.

COMPETITION. Electronic commerce generally and the online retail apparel and fashion accessories market are new, rapidly changing and intensely competitive. See "Competition."

RISK OF LITIGATION. The Company has taken steps to insure that it sells only authentic, high quality name brand products and to avoid selling any counterfeit or damaged goods. While the Company believes that its procedures are effective, the possibility for error exists and therefore it faces potential liability for the sale of unauthentic or damaged goods.

DEPENDENCE ON THIRD PARTIES AND CERTAIN RELATIONSHIPS. The Company will be heavily dependent upon its relationships with its fulfillment and call center customer service operations as well as delivery companies like United Parcel Service of America, Inc. to service its customers needs. The Company's business is also generally dependent upon its ability to obtain the services of programmers and Web site designers and other persons and entities necessary for the development and maintenance of Bluefly.com. The Company is presently negotiating with its fulfillment center to renew its contract which is set to expire on July 15, 1999. The failure of the Company to obtain the services of any person or entity upon which it is dependent, including in particular its fulfillment center, on satisfactory terms, or the inability to replace such relationship would have a material adverse impact on the Company's business prospects, financial condition and results of operations.

AVAILABILITY OF MERCHANDISE. Although the Company believes it can establish relationships with vendors which will offer competitive sources of name brand apparel and fashion accessories for Bluefly.com, there can be no assurance that it will be able to obtain the quantity, selection or brand quality of items which the Company believes is necessary to operate. See "Merchandising."

UNCERTAIN ACCEPTANCE OF BRAND. The Company believes that establishing, maintaining and enhancing its brand is a critical aspect of its efforts to attract and expand its online traffic. Promotion of Bluefly.com will depend largely on the Company's success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. Establishing brand recognition will also require significant advertising and marketing expenditures.

The Company's future success, and in particular its revenues and operating results, depend upon its ability to successfully execute several key aspects of its business plan. The Company must continually increase the dollar volume of transactions booked through Bluefly.com, either by generating significantly higher and continuously increasing levels of traffic to Bluefly.com or by increasing the percentage of visitors to its online sites who purchase products, or through some combination thereof. The Company must also achieve a high level of repeat purchasers. In addition, the Company must deliver a high level of customer service and compelling content. Although the Company has established relationships with portal companies such as, America Online, At Home Networks, Go Network, Lycos, and Yahoo!, there can be no assurance that these relationships can be maintained.

RELIANCE ON INTERNALLY DEVELOPED SYSTEMS; SYSTEM DEVELOPMENT RISKS. A key element of the Company's strategy is to generate a high volume of traffic on, and use of, Bluefly.com. Accordingly, the satisfactory performance, reliability and availability of Bluefly.com and its transaction-processing systems and network infrastructure are critical to the Company's reputation and its ability to attract and retain customers.

INFRASTRUCTURE NECESSARY TO SUPPORT EXPLOSIVE GROWTH OF INTERNET. The Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of enabling technologies and performance improvements. To the extent that the Internet and other online services continue to experience significant growth in their number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will be able to support the demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and Bluefly.com in particular.

RAPID TECHNOLOGICAL CHANGE. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of Bluefly.com. The online commerce industry is characterized by rapid technological change, changes in user and customer requirements and preferences, frequent new product and service introductions embodying new technologies, and the emergence of new industry standards and practices.

DEPENDENCE ON CONTINUED GROWTH OF ONLINE COMMERCE. The Company's future revenues and any future profits will be dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers.

UNCERTAINTIES IN APPAREL MARKET; UNEXPECTED CHANGES IN FASHION TRENDS. The apparel industry historically has been subject to substantial cyclical variations. The Company and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales. Any downturn, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and the Company's business, financial condition and operating results. Fashion trends can change rapidly, and the Company's business is sensitive to such changes. There can be no assurance that the Company will accurately anticipate shifts in fashion trends and adjust its merchandise mix to appeal to changing consumer tastes in a timely manner. If the Company misjudges the market for its products or is unsuccessful in responding to changes in fashion trends or in market demand, it could experience insufficient or excess inventory levels or higher markdowns, either of which would have a material adverse effect on its business, financial condition and results of operations.

RISKS ASSOCIATED WITH ENTRY INTO NEW BUSINESS AREAS. The Company may choose to expand its operations by developing new Web sites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered, expanding its market presence through relationships with third parties, adopting non-Internet based channels for distributing its products, or consummating acquisitions or investments. Expansion of the Company's operations in this manner would require significant additional expenses and development, operations and editorial resources and would strain the Company's management, financial and operational resources. There can be no assurance that the Company would be able to expand its efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Web site (including Bluefly.com) that is not favorably received by consumer or trade customers could damage the Company's reputation.

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. International sales are subject to inherent risks, including: unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls, or other restrictions on foreign currency and difficulties in obtaining export and import licenses. To the extent the Company develops significant revenues from international sales, gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from dollar-denominated international sales.

SEASONALITY AND QUARTERLY FLUCTUATIONS; COST OF RETURNS. The Company expects that its Internet business will be subject to seasonal fluctuations affecting apparel vendors generally as well as to the slowdown of Internet usage during the summer months. The Company recognizes that remote purchases of apparel and fashion accessories may be subject to higher return rates than traditional store bought merchandise. The Company has established a liberal return policy in order to accommodate its customers and overcome any hesitancy they may have with remote purchasing. If return rates are higher than expected, the Company's business, prospects, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON KEY PERSONNEL. The Company believes its success will depend to a significant extent on the efforts and abilities of its Executive Officers. The Company has entered into employment agreements with Mr. Seiff, Mr. Barry, and Mr. Morris which expire on January 1, 2000, July 13, 2002 and July 31, 2002, respectively. The Company maintains a $1.2 million key person life insurance policy on the life of Mr. Seiff. The Company's operations will also depend to a great extent on its ability to attract new key personnel with Internet experience and retain existing key personnel in the future. The market for personnel with Internet experience is extremely competitive.

ITEM 2.  PROPERTIES

The Company leases 9,000 square feet of office space in New York City. The property is in good operating condition. The lease expires in May 2008. The Company's total lease payments for 1999 will be approximately $81,000. The Company is currently negotiating an amendment to its existing lease to add approximately 8,000 square feet of office space in the same building.

ITEM 3.  LEGAL PROCEEDINGS

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock") is quoted on The Nasdaq SmallCap Market. Until January 21, 1999, the Company's Redeemable Common Stock Purchase Warrants ("Warrants") were also quoted on The Nasdaq SmallCap Market. On December 21, 1998, the Company elected to redeem the Warrants by providing the 30-day written notice required. As of December 31, 1998 573,250 of such Warrants had been exercised and in the first quarter of 1999, 1,412,374 additional Warrants were exercised. In total, as of March 26, 1999, 1,985,624 or 99.3% of the total number of issued Warrants had been exercised.

The following table sets forth the range of high and low bid price information for the Common Stock based on quotations from the Nasdaq SmallCap Market for the periods indicated:

         FISCAL 1997                     HIGH              LOW
         -----------                     ----              ---
         Third Quarter                  $3 1/8            $1 7/8
         Fourth Quarter                 $2 1/4            $1 1/2

         FISCAL 1998                     HIGH              LOW
         -----------                     ----              ---
         First Quarter                   $2.13            $1.94
         Second Quarter                  $6.59            $1.50
         Third Quarter                   $4.67            $1.94
         Fourth Quarter                 $24.19            $2.00

As of March 26, 1999, there were approximately 64 record holders of the Common Stock. The Company believes there were substantially in excess of 300 beneficial holders of the Common Stock as of such date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

On September 8, 1998, the Company publicly launched Bluefly.com, an Internet retail store ("Bluefly.com") that sells a wide array of men's, women's and children's name brand apparel and accessories at 25 to 75% off of retail prices. The e-commerce store also provides information on current trends and other fashion related content. This online outlet store is designed to combine the best traditional retailing practices with innovative and convenient features made possible by the Internet. Bluefly's objective is to become the preeminent Internet retailer of excess end-of-season apparel, fashion accessories and home products. To date, the Company is not aware of any business which has devoted substantial time and resources to developing and promoting the direct-to-consumer market for off-price name brand apparel and accessories. This could be because, until recently, no medium existed that could accommodate both a high volume of traffic and the logistical infrastructure necessary to sell end-of-season and excess apparel inventory directly to customers in an efficient and economical manner.

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

In its first four months of operations, sales volume, membership and traffic to the Company's Web site, Bluefly.com, grew significantly. The Company saw its monthly orders shipped increase by over 2,700% to a total of 2,733 orders shipped in the month of December 1998 from a total of 96 orders in the month of September 1998. During this same period, monthly traffic to the Web site grew by 2,200% to approximately 664,000 unique visitors from approximately 28,000, and the total number of registered users grew by 1,556% to 26,048 at the end of December from 1,573 at the end of September.

The Company's growth has continued in the first quarter of 1999. As of March 30, 1999 the total number of registered users was approximately 48,000. Although the first quarter is traditionally a significantly weaker retail shopping period, traffic to the Web site held nearly constant in the month of January at approximately 624,000 unique users and then reached higher levels in February when approximately 702,000 unique users visited the Web site. The Company is also encouraged by a estimate analysis of its first quarter 1999 gross sales (prior to provisions for returns and credit card chargebacks) which it expects to be at least 30% higher than its fourth quarter 1998 gross sales of $324,000 (prior to provisions for returns and credit card chargebacks). Because sales in the first quarter are traditionally much weaker than the fourth quarter, which spans the holiday season, the Company is very pleased with these early results. Of course, there can be no assurance that these trends will continue.

The Company believes that in its first seven months of operations, Bluefly.com has become a leader on the Internet for name brand off-price apparel and fashion accessories. The Web site now offers approximately 3,400 styles of products from over 90 different top, name brand designers. The Company has entered into strategic marketing relationships which provides it with a highly targeted, prominent position on seven of the top twelve most visited Web sites or portals (i.e. America Online, Excite, Go Network, Lycos, Netcenter, Tripod and Yahoo!), and has been featured in numerous national publications and several television reports.

In June 1998, the Company determined to discontinue the operations of its golf sportswear division and devote all of the Company's energy and resources to building Bluefly.com. Until September 1998, the Company designed, sourced and marketed a full collection of golf sportswear for men under the Pivot Rules brand name.

The Company has restated its financial statements in order to reflect the discontinued operations in accordance with generally accepted accounting principles. Although the start-up phase of Bluefly.com did not begin until April 1998 and the site was not launched until September 8, 1998, in accordance with generally accepted accounting principles, the Company reflected in continuing operations for 1997 (i) general and administrative expenses, (ii) interest income, and (iii) related tax provisions, all of which relate to on-going corporate expenses. Accordingly, net losses from continuing operations in 1997, attributable to those aspects of the business which have continued were $469,000, net of income tax benefits of $227,000.

RESULTS OF OPERATIONS

RESULTS FOR CONTINUING OPERATIONS

NET SALES: On September 8, 1998, the Company commenced commercial operations of Bluefly.com. The results from continuing operations include four months of operations of the Company's web site Bluefly.com. During the four month period over one million unique user sessions were initiated with the Company's Web site, resulting in the placement of 5,134 gross orders in 1998, of which 3,878 orders were processed and shipped to consumers resulting in $324,000 of gross sales. The Company recorded a provision for returns and credit card chargebacks of $81,000 or approximately 25% of gross sales. The reserve allowance is based on actual experience to-date and takes into account the Company's 90-day return policy, but may vary over time. After the necessary provisions for returns and credit card chargebacks, the Company's net sales for 1998 were $243,000.

The noticeable discrepancy between the number of orders placed and the number of orders shipped was a direct result of the Company's desire to screen out those orders which were not authorized by the holder of credit card used to place the order. In canceling over 24% of the orders, the Company inevitably canceled many legitimate orders. However given the general concerns about credit card security and commerce over the Internet, the Company believes that its decision to err on the side of turning away legitimate orders in the interest of reducing incidences of credit card fraud was prudent. In February 1999, the Company signed a licensing agreement with a third party service provider to obtain real time credit card authorization and fraud screening. The Company is working to implement this software in the near future. The Company believes that with the use of this licensed software and process and the knowledge gained in the first several months of operations, fewer legitimate orders will be canceled and more fraudulent transactions will be canceled before shipment. Of course, there can be no assurance that these steps will be effective.

COST OF SALES: During the start-up phase of Bluefly.com, the Company prepaid for a significant amount of inventory in an effort to get the product into inventory for the Company's September launch. In some cases the Company was shipped merchandise that did not meet the high standards set by Bluefly and in other cases the Company received less than the amount purchased. Included in the cost of sales was $86,000 of inventory reserves, substantially all of which related to the start-up of Bluefly.com. The Company is making all reasonable efforts to recover any amounts due from vendors related to shortages and unwanted merchandise. As a result, the Company had a negative gross profit of $54,000. Gross margins, excluding inventory reserves relating to the start-up of Bluefly.com, was $26,000 or 10.7% of net sales.

MARKETING AND ADVERTISING EXPENSES: Marketing and advertising expenses of $601,000 represented costs associated with the media placement, public relations efforts, press events and marketing staff costs. In the first four months of the Web site's operations, the Company established strategic marketing relationships with America Online, Lycos, Tripod and Yahoo!. In addition, the Company established a co-branded site with a leading broadband portal, At Home Network. Since December 31, 1998, the Company has established additional strategic marketing relationships with Excite, Netcenter and GO Network. Under the terms of these deals, the Company receives highly targeted, prominent positioning on ten major Web sites, including AOL.com, MailCity, and CompuServe. The Company believes that it has been able to negotiate favorable rates for its positioning on most of these Web sites in part because the portals may have recognized that online consumers have demands which are not satisfied by the vertical retailers such as Gap, Inc., J.Crew Group, Inc., Spiegel, Inc. (i.e. Eddie Bauer), and Lands' End, which have thus far dominated apparel sales in the online apparel category's brief history. In addition, the Company placed full-page advertisements in five major national publications during the fall of 1998, including Business Week, Forbes and Yahoo! Internet Life. While the thrust of the Company's 1998 print advertising campaign was to introduce the Company's new business to the financial and technology community, the Company believes that the campaign was also an effective tool in expanding its customer base. Based on the success of the Company's Fall print advertising campaign, the Company has decided to launch a national print advertising campaign in the second quarter of 1999. The new campaign is expected to run in at least 17 major national publications and will showcase the Company's first effort towards building and marketing a lifestyle brand.

OPERATING EXPENSES: In 1998, operating expenses consisted primarily of $62,000 of salaries and related expenses as well as $36,000 of costs associated with maintaining and hosting of the Company's web site. Operating expenses also consisted of costs relating to inventory management and fulfillment operations, customer service expense, and web site image processing costs.

GENERAL AND ADMINISTRATIVE ("G&A"): G&A expenses increased to $1,166,000 in 1998 from $819,000 in 1997 or 42.4%. Included in G&A expenses are salaries and related expenses, recruiting fees, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in 1998 in G&A expenses was largely the result of an increase in costs, such as legal, associated with filings with the Securities and Exchange Commission. The Company incurred additional costs relating to the filing of the S-3 registration statement and other costs associated with the redemption of outstanding Warrants (See "Liquidity and Capital Resources") by the Company. In total the Company expensed $60,000 relating to the redemption of the Warrants. In addition increases in depreciation, insurance and office expenses also contributed to the increase which was partially offset by a decrease in G&A related salaries and benefits.

START UP COSTS: The Company incurred start up costs of $332,000 related to the launch of Bluefly.com. These costs were expensed as incurred. On September 8, 1998 the Web site was publicly launched, and therefore, the Company does not anticipate any additional start up costs in the future.

RESEARCH AND DEVELOPMENT: The Company incurred research and development costs of $347,000 in 1998 primarily relating to the design, development and construction of the Company's Web site. The Company anticipates that it will incur additional research and development costs in the future in its effort to improve its Web site and become the dominant Internet retailer of excess and end-of-season apparel, fashion accessories and home products.

RESULTS FOR DISCONTINUED OPERATIONS

In June 1998, the Company discontinued the operations of its golf sportswear division. The Company's condensed financial statements present the operating loss, estimated loss on disposal, and net assets of the discontinued operations separately from continuing operations. Prior periods have been restated to conform to this presentation. Discontinued operations for 1998 reflected a net loss of $1,178,000, net of tax. The net loss was offset by income of $400,000, which represents cash received from the sale of the golf sportswear trademarks. The net sales of this division decreased by $6,409,000, or 62.1%, to $3,914,000 in 1998 from $10,323,000 in 1997. Gross profit decreased by $2,855,000 or 97.4%, to $76,000 in 1998 from $2,931,000 in 1997. This decrease resulted from a decrease in sales volume as well as the lower gross margins resulting from the liquidation of inventory of the discontinued operation.

In September 1998, the Company sold all of its trademarks related to the discontinued golf sportswear division to Klear Knit Sales, Inc. Under the terms of the agreement, the Company received $400,000 in cash and is entitled to receive future payments for a period up to five years based on certain performance measures. Total future payments to be made to the Company, if any, during the five-year period, are capped at an aggregate amount of $290,000. A non-employee, non-director shareholder of the Company acted as a broker on the sale of the trademarks and is entitled to a broker's fee equal to 11.9% of future payments received, if any, by the Company (a maximum of $34,500 in fees may be due under the agreement).

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1998, the Company's had $5,094,000 of liquid assets, of which $2,830,000 were in the form of cash and cash equivalents and $2,264,000 of which were funds deposited with its factor. As of March 30, 1999, the Company had $10,700,000 in the form of cash and cash equivalents and funds deposited with its factor.

On December 21, 1998, the Company elected to redeem all outstanding Warrants by providing the 30-day written notice required. Included in the redemption were 1,500,000 outstanding Warrants that were issued in connection with the Company's IPO in May, 1997, 363,000 outstanding Warrants that were issued in connection with the Company's 1997 bridge financing, and, 135,250 Warrants that were issued in connection with the exercise of Underwriter Unit Purchase Options ("UPO"). Under the terms of the warrant agreement, each Warrant holder was entitled to purchase one share of Common Stock for $5.00. Under the terms of the UPO agreement, each holder of a UPO is entitled to purchase one share of Common Stock and one Warrant for a total of $8.00. As of December 31, 1998, 573,250 Warrants had been exercised and in the first quarter of 1999, an additional 1,412,374 Warrants were exercised. Such redemption resulted in proceeds of $2,867,000 in December 1998 and additional proceeds of $7,062,000 in the first quarter of 1999, totaling gross proceeds of $9,929,000 to the Company from the exercise of the Warrants.

In addition to the proceeds from the purchase of Common Stock by warrant holders, the Company also raised $1,082,000 in December 1998 from the exercise of 135,250 UPO's. In the first quarter of 1999, an additional 900 UPO's were exercised resulting in proceeds of $7,000 to the Company. As of March 26, 1999, the total proceeds from the exercise of the UPO's was $1,089,000.

As of March 26, 1999, the total proceeds to the Company from the conversion of Warrants and the exercise of the UPO's was $11,018,000. The Company incurred $60,000 in expenses relating to the redemption of the Warrants.

The Company also has a credit arrangement ("Letter of Credit Agreement") and Retail Collection Factoring Agreement ("Factoring Agreement"), each dated April 28, 1992 and amended November 14, 1997 with Heller Financial, Inc. ("Heller"), to whom the Company has granted a senior security interest in substantially all of its assets. At December 31, 1998, there was approximately $2,264,000 in funds invested with Heller under the Factoring Agreement and approximately $170,000 in factored receivables, net of returns and allowances. As of March 31, 1999 the Company had no outstanding borrowings or receivables factored through Heller. The Company anticipates that it will terminate its current credit agreement with Heller in the second quarter of 1999.

The Company believes that if it is to achieve its objective of becoming the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories, and home products, it will need to raise more capital. To this end, the Company is meeting with a number of potential financing sources to determine the most prudent financing strategy.

PLAN OF OPERATIONS

The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds of redemption of the Warrants and the UPO, together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements for approximately 12 months after the date of this report. The Company intends to seek additional debt and/or equity financing through a public offering, private placement or otherwise in order to achieve its objective of becoming the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories and home products. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results and significantly slow the pace of both customer and revenue growth.

As of December 31, 1998, the Company has marketing and advertising commitments of $653,000. In addition, the Company believes that in order to grow the business, the Company will need to make additional marketing and advertising commitments in the future.

In order to expand its customer base and establish its brand name, the Company intends over the next 12 months to expand its advertising and commerce relationships with the major Web sites and develop an affiliate program. The Company also plans to launch an e-mail notification option to alert customers to new products which match their expressed interest. In addition, the Company is planning other customer retention initiatives such as advising customers by e-mail of special sales promotions and holiday gift ideas. The Company's marketing budget is subject to a number of factors, including the Company's results of operations as well as the Company's ability to raise additional capital. See "Financing Strategy."

In order to expand its product offerings the Company intends to expand its relationships with suppliers of discount, name brand apparel and fashion accessories. The Company expects that its suppliers will include retail stores and designers that sell excess inventory as well as third party end-of-season apparel aggregators. See "Risk Factors-Limited Working Capital; Need for Additional Financing." To achieve its goal of offering a wide selection of top name brand designer clothing and fashion accessories, the Company may acquire certain goods on consignment and will explore leasing or partnering select departments such as fragrances, sunglasses and cosmetics with strategic partners and distributors. See "Risk Factors-Availability of Merchandise."

The Company expects to hire and train additional employees for the operations, marketing and advertising and development of Bluefly.com. The Company's ability to hire such employees is subject to a number of factors, including the Company's results of operations as well as the Company's ability to raise additional capital. See "Financing Strategy"and "Risk Factors-Limited Working Capital; Need for Additional Financing."

YEAR 2000 ISSUES

The Company will be interacting with certain computer programs in connection with credit card transactions, fulfillment operations, and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits (e.g., "97" for "1997"), and could lose functionality in the Year 2000. The Company believes that its significant business, accounting and operations software are Year 2000 compliant ("Compliant"). The Company expects the costs it incurs, if any, to achieve Year 2000 compliance will be immaterial. Given that the Company believes that it is currently Compliant, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. However, the Company cannot guarantee that all of the other companies with which the Company interacts have taken the Year 2000 problem into account or have otherwise updated their programs. The costs of assessing such compliance are expected to be minimal. In the event that the companies with which it interacts are unable to certify that they will be Compliant by early 1999 or if such companies are unable to certify that their failure to be Year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other companies. There can be no assurance that the Company will be able to find other companies with which to interact which are acceptable to the Company. In addition, although the Company believes it is adequately addressing its Year 2000 issues, there can be no assurance that unanticipated or undiscovered compliance problems with regard to the Company or the companies with which it interacts will not have a material adverse effect on the Company's business prospects, financial condition and results of operations.

See "Risk Factors" and "Risk Factors - Forward-Looking Statements and Associated Risks" for a discussion of forward-looking statements and the risks associated therewith.

ITEM 7.  FINANCIAL STATEMENTS

(a) The following Financial Statements are attached hereto in response to
    Item 7:

         Independent Auditors' Report                                     F-2

         Consolidated Balance Sheet - As of December 31, 1998             F-3

         Consolidated Statements of Operations -
                   Years ended December 31, 1998 and 1997                 F-4

         Consolidated Statements of Changes in Shareholders' Equity -
                   Years ended December 31, 1998 and 1997                 F-5

         Consolidated Statements of Cash Flows -
                   Years ended December 31, 1998 and 1997                 F-6

         Notes to Consolidated Financial Statements                       F-8

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The executive officers and directors of the Company, their ages and their positions are as follows:

       NAME                          AGE    POSITION
       ----                          ---    --------
       E. Kenneth Seiff              34     Chairman of the Board of Directors,
                                            Chief Executive Officer,
                                            President and Treasurer
       Patrick C. Barry              36     Chief Financial Officer and
                                            Executive Vice President of
                                            Operations
       Jonathan B. Morris            31     Executive Vice President and
                                            Secretary
       Red Burns                     73     Director
       Martin Miller                 68     Director
       Robert G. Stevens             45     Director


E. KENNETH SEIFF, the founder of the Company, has served as the Company's Chairman of the Board, Chief Executive Officer and Treasurer since its inception in April 1991. He became President of the Company in October 1996.

PATRICK C. BARRY has served as Executive Vice President of the Company since July 1998 and as Chief Financial Officer of the Company since August 1998. From June 1996 to July 1998, Mr. Barry served as Chief Financial Officer and the Vice President of Operations of Audible, Inc., an Internet commerce and content provider. From March 1995 to June 1996, Mr. Barry served as Chief Financial Officer of Time Warner Music Enterprises, a subsidiary of Time Warner, Inc. From July 1993 and March 1995, Mr. Barry served as Controller of Book-of-the-Month Club, a subsidiary of Time Warner, Inc.

JONATHAN B. MORRIS has served as Executive Vice President of the Company since June 1998. From November 1995 to June 1998, Mr. Morris was an attorney with Brown, Raysmann, Millstein, Felder & Steiner LLP, a New York based law firm which specializes in Internet and technology law. From September 1993 to November 1995, Mr. Morris was an attorney with Mudge, Rose, Guthrie, Alexander & Ferdon, a New York based law firm.

GOLDIE BURNS (AKA RED BURNS) has served as a Director of the Company since August 1998. Since September 1993, Ms. Burns has served as the Chairman of the Interactive Telecommunications Program at New York University.

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

The Board of Directors has established an Audit Committee ("Audit Committee") comprised of Robert Stevens and Martin Miller. The Audit Committee is responsible for recommending to the Board of Directors the appointment of the Company's outside auditors, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions.

The Board of Directors has also established an Option Plan/Compensation Committee ("Option Plan/Compensation Committee") consisting of Robert G. Stevens and Martin Miller. Mr. Stevens serves as chairman of this committee. The Option Plan/Compensation Committee administers the Company's 1997 Stock Option Plan ("Plan"), establishes the compensation levels for executive officers and key personnel and oversees the Company's bonus plans.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and certain representations of the Reporting Persons, the Company believes that during the 1998 fiscal year all Reporting Persons complied with all applicable Section 16(a) reporting requirements, except as set forth in the following sentence. Jonathan Morris' initial statement of beneficial ownership on Form 3 was inadvertently filed late but was filed on July 15, 1998.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company's directors did not receive any cash compensation for their services as members of the Board of Directors during 1998, although they were reimbursed for expenses incurred on behalf of the Company. Effective February 1999, the Company's directors are paid $500 per board meeting attended (other than telephonic meetings) and are reimbursed for expenses incurred on behalf of the Company. Each current non-employee director has received options to purchase 5,000 shares of Common Stock under the Plan and is automatically granted annual option grants to purchase 3,750 shares of Common Stock under the Plan. The Company's directors also received a one-time option grant of 2,000 shares each on January 27, 1999.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation paid by the Company during the fiscal year ended December 31, 1998 to E. Kenneth Seiff, the Company's Chief Executive Officer. No other executive officer of the Company received a total compensation from the Company in excess of $100,000 in 1998.

                                                                  ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                                      ---------------------------------------------    ----------------------------
                                                                                                                  AWARDS
                                                                                                                  ------
                                                                                                                        SECURITIES
                                                                                   OTHER ANNUAL          RESTRICTED     UNDERLYING
NAME AND PRINCIPAL POSITION                   YEAR      SALARY        BONUS        COMPENSATION         STOCK AWARDS    OPTIONS (1)
---------------------------                   ----      ------        -----        ------------         ------------    -----------
E. Kenneth Seiff                              1998     $165,000      $ 25,000         $1,235                $--           50,000
Chief Executive Officer, President and        1997     $164,461      $     --         $1,235                $--           25,000
     Treasurer                                1996     $ 89,115      $144,759         $   --                $--             --

(1) Options granted at an exercise price equal to 110% of the fair market value on the date of grant.

EMPLOYMENT AGREEMENTS

The Company has an employment contract, which was amended on May 21, 1997, with its Chief Executive Officer ("CEO"). The amended employment agreement, which expires on January 1, 2000, provides for a base salary of $165,000 subject to increases by the Board of Directors, and an annual bonus to be determined by the Board of Directors but not to exceed Mr. Seiff's annual salary for the year in question. At the discretion of the Board of Directors, all or part of such bonus may be paid through the issuance to Mr. Seiff of capital stock of the Company or stock options issued pursuant to the Plan, provided that at the request of Mr. Seiff a portion of such bonus sufficient to pay any income taxes arising from such bonus will be paid in cash rather than in capital stock of the Company. In addition, the Company maintains a $1.2 million key person life insurance policy on the life of the CEO.

OPTIONS GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options under the Plan to the named executives officers ("Named Executive Officers") during the fiscal year ended December 31, 1998:

                                          INDIVIDUAL GRANTS
                                          -----------------
                      NUMBER OF SECURITIES        % OF TOTAL OPTIONS
                       UNDERLYING OPTIONS       GRANTED TO EMPLOYEES IN      EXERCISE OR
NAME                       GRANTED (#)              FISCAL YEAR (%)         BASE PRICE ($)    EXPIRATION DATE
----                       -----------              ---------------         --------------    ---------------
E. Kenneth Seiff             25,000                      11.3%                  $2.17             02/26/08

For the fiscal year ended December 31, 1998, the Board of Directors awarded Mr. Seiff a bonus consisting of 50,000 options exercisable at the 110% of the fair market value on the date of grant, which were granted on January 22, 1999.

The Company does not currently grant stock appreciation rights.

OPTION HOLDINGS

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and the unexercised options held at December 31, 1998. None of the Named Executive Officers exercised any outstanding options during the fiscal year ended December 31, 1998.

                                SECURITIES UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED IN-THE-MONEY
                                 OPTIONS AT DECEMBER 31, 1998 (#)             OPTIONS AT DECEMBER 31, 1998 ($)
                                 --------------------------------             --------------------------------
NAME                             EXERCISABLE         UNEXERCISABLE         EXERCISABLE           UNEXERCISABLE
                                 -----------         -------------         -----------           -------------
E. Kenneth Seiff                     n/a                25,000                 n/a                  $199,000

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

PRINCIPAL SHAREHOLDERS

The following table sets forth certain information with respect to the beneficial ownership of the capital stock of the Company as of March 31, 1999, for (i) each person who is known by the Company to own beneficially more than 5% of the capital stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group. Unless otherwise indicated, the address of all persons named in the table is c/o the Company at 42 West 39th Street, New York, New York 10018.

                                                               NUMBER OF SHARES
NAME                                                          BENEFICIALLY OWNED    PERCENTAGE (1)
----                                                          ------------------    --------------
E. Kenneth Seiff                                                    530,157(2)(3)        10.9%
Red Burns                                                               667(4)             *
Martin Miller                                                         8,167(5)             *
Robert G. Stevens                                                    23,106(5)             *
All directors and executive officers as a group (6 persons)         605,395(6)           12.5%

*Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(2) Includes 3,000 shares of Common Stock issuable upon exercise of currently exercisable options granted under the Plan to Nicole Seiff, a consultant to the Company and the wife of E. Kenneth Seiff, as to which Mr. Seiff disclaims beneficial ownership.
(3) Includes 25,000 shares of Common Stock issuable upon exercise of options granted under the Plan.
(4) Includes 667 shares of Common Stock issuable upon exercise of options granted under the Plan.
(5) Includes 8,167 shares of Common Stock issuable upon exercise of options granted under the Plan.
(6) Includes 75,436 shares of Common Stock issuable upon exercise of options.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB:

EXHIBIT NO.        DESCRIPTION

  3.1 (a)          Restated Certificate of Incorporation of the Company.
  3.2 (a)          Amended and Restated By-Laws of the Company.
  3.3 (a)          Amendment to Amended and Restated By-Laws of the Company.
  3.4 (e)          Certificate of Amendment of the Company's Certificate of
                   Incorporation dated October 28, 1998.
  4.1 (a)          Specimen Common Stock certificate.
  4.2 (a)          Form of Unit Purchase Option.
  4.3 (a)          Specimen Redeemable Common Stock Purchase Warrant.
  4.4 (a)          Form of Warrant Agreement.
  10.1 (a)         Agreement, dated as of September 24, 1996, by and between
                   the Company, Leisure Wear Inc., David M. Goldblatt Inc.
                   Profit Sharing Plan, David Goldblatt, Anita Goldblatt and
                   Jeffrey Goldstein.
  10.2 (a)         Factoring Agreement by and between the Company and Heller
                   Financial, Inc. ("Heller"), dated April 1992.
  10.3 (a)         Letter of Credit Financing Agreement by and between the
                   Company and Heller, dated as of April 28, 1992.
  10.4 (a)         Letter Agreement by and between the Company and Heller,
                   dated December 18, 1996.
  10.5 (a)         Amended and Restated Employment Agreement by and between the
                   Company and E. Kenneth Seiff.
  10.6 (a)         1997 Stock Option Plan.
  10.7 (a)         Employment Agreement by and between the Company and David
                   Lewis, dated as of March 1, 1997.
  10.8 (a)         Employment Agreement by and between the Company and William
                   McLoone, dated as of March 17, 1997.
  10.9 (b)         Lease Agreement by and between the Company and John R.
                   Perlman, et al., dated as of May 5, 1997.
  10.10 (c)        Employment Agreement, dated as of September 23, 1997 by and between the Company and Bradley Erickson.
  10.11 (d)        Letter Agreement by and between the Company and Heller,
                   dated November 14, 1997.
  10.12 (f)        Employment Agreement dated as of July 13, 1998 by and
                   between Pivot Rules, Inc. and Patrick Barry.
  10.13 (f)        Employment Agreement dated as of June 15, 1998 by and
                   between Pivot Rules, Inc. and Jonathan Morris.
  10.14 (f)        Agreement dated as of May 13, 1998 by and between Pivot
                   Rules, Inc. and Kaufman Patricof Enterprises ("KPE").
  10.15 (f)        Amendment to Agreement dated August 17, 1998 between Pivot
                   Rules, Inc. and KPE.
  21.1             Subsidiaries of the Registrant.
  27               Financial Data Schedule.

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

   (d) - Incorporated by reference to the Company's Annual report filed on Form 10-KSB for the year ended December 31, 1997.

   (e) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB/A for the quarterly period ended June 30, 1998.

   (f) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended September 30, 1998.

(b)      Reports on Form 8-K

The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BLUEFLY, INC.

                                          By: /s/ E. Kenneth Seiff
                                             ------------------------------
                                              E. Kenneth Seiff
                                              President

March 31, 1999

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                  Date
---------                -----                                  ----
/s/ E. Kenneth Seiff
-----------------------
E. Kenneth Seiff         Chairman of the Board of Directors,    March 31, 1999
                         Chief Executive Officer, President,
                         and Treasurer (Principal Executive
                         Officer)

/s/ Patrick C. Barry
-----------------------
Patrick C. Barry         Chief Financial Officer                March 31, 1999
                         (Principal Accounting Officer)

/s/ Red Burns
-----------------------
Red Burns                Director                               March 31, 1999

/s/ Martin Miller
-----------------------
Martin Miller            Director                               March 31, 1999

/s/ Robert G. Stevens
-----------------------
Robert G. Stevens        Director                               March 31, 1999

                                 BLUEFLY, INC.
                               TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
Independent Auditors' Report                                             F-2

Consolidated Balance Sheet as of December 31, 1998                       F-3

Consolidated Statements of Operations for the years ended
   December 31, 1998 and 1997                                            F-4

Consolidated Statements of Changes in Shareholders' Equity for the
   years ended December 31, 1998 and 1997                                F-5

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998 and 1997                                            F-6

Notes to Consolidated Financial Statements                               F-8

                          INDEPENDENT AUDITORS' REPORT

To the Shareholders of
Bluefly, Inc.

We have audited the accompanying consolidated balance sheet of Bluefly, Inc. as of December 31, 1998 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Bluefly, Inc. as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

As more fully discussed in Notes A and C to the financial statements, on June 25, 1998, the Company's Board of Directors adopted a plan to discontinue its golf sportswear division. Historical assets and operations of the golf sportswear division have represented a substantial portion of the Company's assets and results of operations.

/s/ M.R.Weiser&Co.LLP
Certified Public Accountants

March 26, 1999
New York, N.Y.

                                 BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1998

                                     ASSETS

Current assets

    Cash and cash equivalents                                      $ 2,830,000
    Funds deposited with factor                                      2,264,000
    Inventories                                                        429,000
    Prepaid expenses and other current assets                          527,000
    Deferred income taxes                                               50,000
    Current assets of discontinued operations                          553,000
                                                                 -------------
          Total current assets                                       6,653,000

Property and equipment, net                                            497,000

Other assets                                                            15,000
                                                                 -------------
                                                                   $ 7,165,000
                                                                 =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable, accrued expenses and other current
       liabilities                                                    $709,000

Deferred income taxes                                                   64,000
                                                                 -------------
                                                                       773,000
                                                                 -------------

Commitments and contingencies

Shareholders' equity
    Preferred stock -$.01 par value; 2,000,000 authorized and
      no shares issued                                                      --
    Common stock -$.01 par value; 15,000,000 authorized and
      3,433,255 issued and outstanding                                  34,000
    Additional paid-in capital                                      10,395,000
    Accumulated deficit                                             (4,037,000)
                                                                 -------------
                                                                     6,392,000
                                                                 -------------
                                                                   $ 7,165,000
                                                                 =============

   The accompanying notes are an integral part of these financial statements.

                                 BLUEFLY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                  1998              1997
                                                  ----              ----
                                                               (As Restated)
                                                                  (Note C)

Net sales                                     $    243,000      $         --
Cost of sales                                      297,000                --
                                              ------------      ------------
         Negative gross profit                     (54,000)               --

Marketing and advertising expenses                 601,000                --
Operating expenses                                 170,000                --
General and administrative expenses              1,166,000           819,000
Internet business start up costs                   332,000                --
Research and development                           347,000                --
                                              ------------      ------------

Operating loss from continuing operations       (2,670,000)         (819,000)

Interest income                                    142,000           123,000
                                              ------------      ------------

Loss from continuing operations before taxes    (2,528,000)         (696,000)

Income tax benefit                                  50,000           227,000
                                              ------------      ------------

Loss from continuing operations                 (2,478,000)         (469,000)
                                              ------------      ------------

Discontinued operations - Notes A and C
    (Loss) income from operations, net of
      income tax provision of $105,000
      and $45,000, respectively                 (1,178,000)           88,000
                                              ------------      ------------

Net loss                                      $ (3,656,000)     $   (381,000)
                                              ============      ============

Basic and diluted (loss) income per share
       Continuing operations                        $ (.89)           $ (.22)
       Discontinued operations                        (.43)              .04
                                                    ------            ------

       Net loss                                     $(1.32)           $ (.18)
                                                    ======            ======

Weighted average shares outstanding              2,770,869         2,149,315
                                                 =========         =========


   The accompanying notes are an integral part of these financial statements.

                                 BLUEFLY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                               Common Stock,       Common Stock,
                                               no par value       $.01 par value
                                            -----------------  -------------------
                                            Number of           Number of              Additional       Accumulated
                                              shares   Amount     shares     Amount   Paid-in capital      deficit       Total
                                              ------   ------     ------     ------   ---------------      -------       -----
Balance at December 31, 1996                     --    $   --   1,200,000   $12,000     $   397,000     $        --   $   409,000
Issuance of warrants - bridge financing                                                     138,000                       138,000
Cancellation of warrants - bridge financing                                                 (55,000)                      (55,000)
Sale of units - ($5.00 per share)                               1,500,000    15,000       5,924,000                     5,939,000
Net loss                                                                                                   (381,000)     (381,000)
                                              -----    ------   ---------   -------     -----------     ------------  ------------
Balance at December 31, 1997                     --    $   --   2,700,000   $27,000     $ 6,404,000     $  (381,000)  $ 6,050,000
Issuance of common stock for research and
   development                                                     24,755        --          49,000                        49,000
Issuance of common stock for exercise of
   warrants ($5.00 per share)                                     573,250     6,000       2,861,000                     2,867,000
Issuance of common stock for exercise of
   unit purchase options ($8.00 per share)                        135,250     1,000       1,081,000                     1,082,000
Net loss                                                                                                 (3,656,000)   (3,656,000)
                                              -----    ------   ---------   -------     -----------     ------------  ------------
Balance at December 31, 1998                     --    $   --   3,433,255   $34,000     $10,395,000     $(4,037,000)  $ 6,392,000
                                              =====    ======   =========   =======     ===========     ============  ============




   The accompanying notes are an integral part of these financial statements.

                                 BLUEFLY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                             1998           1997
                                                                                             ----           ----
                                                                                                        (As Restated)
                                                                                                          (Note C)
Cash flows from operating activities

  Loss from continuing operations                                                        $(2,478,000)   $  (469,000)
  Adjustments to reconcile loss from Continuing Operations to net cash (used in)
     provided by operating activities:
     Loss on equipment disposition                                                             7,000          7,000
     Depreciation and amortization                                                            84,000         31,000
     Common stock issued for research and development                                         49,000           --
     Deferred income taxes                                                                     5,000
     Changes in operating assets and liabilities
          Increase in
             Inventories                                                                    (429,000)          --
             Prepaid expenses and other current assets                                      (399,000)      (128,000)
          (Decrease) Increase in
             Accounts payable and accrued expenses                                          (381,000)       756,000
                                                                                         -----------    -----------
Net cash (used in) provided by operating activities - Continuing operations               (3,542,000)       197,000
                                                                                         -----------    -----------

  (Loss) income from Discontinued Operations                                              (1,178,000)        88,000
  Adjustments to reconcile income from Discontinued Operations to net cash provided by
     (used in) operating activities:
        Loss on equipment disposal                                                              --            3,000
        Write-down of property and equipment                                                 259,000           --
        Write-down of prepaid expenses and other current assets                              101,000           --
        Write-down of other assets                                                           119,000           --
        Amortization of deferred costs for bridge financing                                     --          293,000
        Amortization of debt discount                                                           --           83,000
        Depreciation and amortization                                                         44,000         45,000
        Deferred income taxes                                                                 94,000           --
        Changes in operating assets and liabilities
          (Increase) decrease in
             Inventories                                                                   1,413,000       (578,000)
             Non-factored receivables                                                       (136,000)       (10,000)
             Prepaid expenses and other current assets                                        70,000        (84,000)
          Increase (Decrease) in
             Income taxes receivable                                                           7,000       (315,000)
                                                                                         -----------    -----------
Net cash provided by (used in) operating activities - Discontinued Operations                793,000       (475,000)
                                                                                         -----------    -----------
Net cash used in operating activities                                                     (2,749,000)      (278,000)
                                                                                         -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                 BLUEFLY, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1998 AND 1997

                                                                                   1998           1997
                                                                                   ----           ----
                                                                                             (As Restated)
                                                                                                (Note C)
Cash flows from investing activities - Continuing Operations
  Purchase of property and equipment                                                (88,000)      (519,000)
  Funds deposited with factor                                                      (960,000)    (4,920,000)
  Increase of funds deposited with factor                                           553,000      3,063,000
                                                                                -----------    -----------
Net cash used in investing activities - Continuing Operations                      (495,000)    (2,376,000)
                                                                                -----------    -----------

Cash flows from investing activities - Discontinued Operations
  Purchase of property and equipment                                                (22,000)      (236,000)
  Trademark costs                                                                    (1,000)        (7,000)
                                                                                -----------    -----------
Net cash used in investing activities - Discontinued Operations                     (23,000)      (243,000)
                                                                                -----------    -----------

Net cash used in investing activities                                              (518,000)    (2,619,000)
                                                                                -----------    -----------
Cash flows from financing activities - Continuing Operations
  Net proceeds from initial public offering                                            --        5,939,000
  Net proceeds from warrant redemption                                            2,867,000           --
  Net proceeds from unit purchase option exercise                                 1,082,000           --
  Deferred costs associated with initial public offering                               --           53,000
                                                                                -----------    -----------
Net cash provided by financing activities - Continuing Operations                 3,949,000      5,992,000
                                                                                -----------    -----------

Cash flows from financing activities - Discontinued Operations
  Deferred costs associated with bridge financing                                      --           75,000
  Net proceeds from bridge financing                                                   --        1,207,000
  Repayments of notes payable and short-term loan                                      --         (644,000)
  Repayments of bridge financing                                                       --       (1,500,000)
  Net change in due to/from factor                                                2,093,000     (2,211,000)
                                                                                -----------    -----------
Net cash provided by (used in) financing activities - Discontinued Operations     2,093,000     (3,073,000)
                                                                                -----------    -----------

Net cash provided by financing activities                                         6,042,000      2,919,000
                                                                                -----------    -----------

Net increase in cash                                                              2,775,000         22,000
Cash balance - January 1                                                             55,000         33,000
                                                                                -----------    -----------
Cash balance - December 31                                                      $ 2,830,000    $    55,000
                                                                                ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
         Interest                                                               $     8,000    $    75,000
                                                                                ===========    ===========
         Income taxes                                                           $     5,000    $   125,000
                                                                                ===========    ===========
     Non-cash financing activities:
         Issuance of warrants in connection with bridge financing                       $--    $   138,000
                                                                                ===========    ===========
         Cancellation of warrants in connection with bridge financing                   $--    $    55,000
                                                                                ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997

NOTE A - THE COMPANY

On September 8, 1998, the Company publicly launched Bluefly.com ("Bluefly.com" or "Web site"), an Internet retail store that sells a wide array of designer and name brand apparel and accessories at 25 to 75 percent off of retail prices. The e-commerce Web site also offers information on current trends and other fashion related content.

On June 25, 1998, the Company's Board of Directors voted to discontinue the operations of its golf sportswear division and to devote all of the Company's energy and resources to building Bluefly.com. See Note C.

Effective October 29, 1998, the Company's shareholders approved a resolution to change the name of the Company from Pivot Rules, Inc. to Bluefly, Inc.

NOTE B - SIGNIFICANT ACCOUNTING POLICIES

1. PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

2. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

3. INVENTORIES

Inventories, which consist of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

4. PROPERTY AND EQUIPMENT

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

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


6. START UP COSTS

In June 1998, the Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start Up Activities". Start-up activities include (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs. Start-up activities are expensed as incurred. During the year ending December 31, 1998, $332,000 of start up costs relating to the formation of the Internet business were incurred and expensed. The Company believes that there is no cumulative effect on the amount of retained earnings at December 31, 1997 resulting from the adoption of SOP 98-5.

7. RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. During the year ended December 31, 1998, amounts charged to research and development amounted to $347,000.

8. INCOME TAXES

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

9. ADVERTISING EXPENSE

Advertising costs are expensed as incurred. Advertising expense for the year ended December 31, 1998 amounted to approximately $443,000. For the year ended December 31, 1997, the Company incurred approximately $908,000 in advertising expense relating to the discontinued operations.

10. CASH AND CASH EQUIVALENTS

The Company considers highly liquid investments purchased with a maturity of three months or less to be cash equivalents.

11. REVENUE RECOGNITION

Revenue is recognized when merchandise is shipped to a customer. Revenue includes shipping and handling charged to the customer.

12. EARNINGS (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings Per Share". Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Options and warrants were not included in the computation of diluted earnings per share because, in view of the loss from continuing operations, the result of the exercise of such options would be antidilutive.

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


13. STOCK BASED COMPENSATION

The Company applies SFAS 123 "Accounting for Stock Based Compensation" in accounting for its stock based compensation plan. In accordance with SFAS 123, the Company applies Accounting Principles Board opinion No. 25 and related Interpretations for expense recognition. No compensation expense has been recorded in 1998 and 1997, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

14. NEW ACCOUNTING PRONOUNCEMENTS

In 1998, SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" became effective. These had no effect on the Company's financial position, results of operations or cash flows.

In 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position 98-1 (SOP 98-1), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement, which becomes effective in 1999, requires that certain costs of developing or obtaining software for internal use be capitalized. The Company does not expect the statement to have a material effect on the Company's financial position, results of operations or cash flows.

15. RECLASSIFICATION

The 1997 financial statements have been reclassified in order to conform with the 1998 presentation. See Note C relating to the restatement of the financial statements to reflect the discontinuation of the golf sportswear division.

NOTE C - DISCONTINUED OPERATIONS

The operating loss from discontinued operations of $1,178,000 includes a $479,000 loss relating to the write down of the assets of the golf sportswear division. The Company does not anticipate any future losses from its discontinued operations.

In September 1998, the Company sold all of its trademarks related to the discontinued golf sportswear division to Klear Knit Sales, Inc. Under the terms of the agreement, the Company received $400,000 in cash and is entitled to receive future payments for a period up to five years based on certain performance measures. Total future payments to be made to the Company, if any, during the five year period, are capped at an aggregate amount of $290,000. A non-employee, non-director shareholder of the Company acted as a broker on the sale of the trademarks and is entitled to a broker's fee equal to 11.9% of future payments received, if any, by the Company (a maximum of $34,500 in fees may be due under the agreement).

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


The disposal of the golf sportswear division has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows. Information relating to the discontinued operations of the golf sportswear division for the fiscal years ended December 31, 1998 and 1997 are as follows:

                                                    DECEMBER 31,  DECEMBER 31,
                                                        1998         1997
                                                        ----         ----
                                                                 (As Restated)

Net sales                                           $ 3,914,000   $ 10,323,000
Cost of sales                                         3,838,000      7,392,000
                                                    -----------   ------------
     Gross profit                                        76,000      2,931,000
Selling, marketing, design and administrative         1,155,000      2,200,000
Write down of property and equipment                    379,000             --
                                                    -----------   ------------
     Operating (loss) income                         (1,458,000)       731,000

Income from sale of trademarks                          400,000             --
Other expense                                           (15,000)      (305,000)
Amortization and write-off of deferred costs for
  bridge financing                                           --       (293,000)
                                                    -----------   ------------
    (Loss) income before provision for income taxes  (1,073,000)       133,000

Provision for income taxes                             (105,000)       (45,000)
                                                    -----------   -------------

    Net (loss) income                               $(1,178,000)  $     88,000
                                                    ===========   ============

The net assets of the golf sportswear division included in the accompanying balance sheet as of December 31, 1998 is as follows:

                                                          DECEMBER 31,
                                                              1998

    Due from factor                                         $171,000
    Non-factored receivables                                 187,000
    Income taxes receivable                                  195,000
                                                          ----------
        Total current assets of discontinued
           operations                                      $ 553,000
                                                           =========

The Company's liabilities will not be assumed by others, therefore, in accordance with the accounting standards for the presentation of discontinued operations all liabilities are recorded as continuing operations.

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



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

NOTE E - PROPERTY AND EQUIPMENT

As of December 31, 1998, property and equipment for continuing operations consist of the following:

       Leasehold improvements                             $287,000
       Office equipment                                    167,000
       Computer equipment and software                     142,000
                                                         ---------
                                                           596,000
       Less accumulated depreciation                        99,000
                                                         ---------
                                                          $497,000
                                                         =========

NOTE F - PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 1998, prepaid expenses and other current assets consist of the following:

       Prepaid inventories                                $219,000
       Prepaid advertising and marketing                   124,000
       Income taxes receivable                              55,000
       Other prepaid expenses                               81,000
       Other current assets                                 48,000
                                                        ----------
                                                         $ 527,000
                                                        ==========

NOTE G - ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 1998, accounts payable, accrued expenses and other current liabilities consist of the following:

       Accounts payable                                 $  594,000
       Salary and bonus accrual                            115,000
                                                        ----------
                                                         $ 709,000
                                                        ==========

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE H - INCOME TAXES

Included in prepaid expenses and other current assets are income taxes receivable which represents the anticipated refund from the carry back of the current net operating loss. The Company has provided a full valuation allowance on the deferred tax asset, relating to the net operating loss carryforwards, because of uncertainty regarding its realizability. As of December 31, 1998, the Company has a net operating loss of approximately $2,733,000, which is available to be used through the year 2018.

The components of deferred tax assets and liabilities as of December 31, 1998 are as follows:

          Deferred tax asset
            Accounts receivable and inventory reserves       $ 50,000
          Deferred tax liability
            Tax over book depreciation                        (64,000)
                                                             --------
          Net deferred tax liability                         $(14,000)
                                                             ========


Differences between book and tax are primarily due to temporary differences resulting from use of accelerated depreciation for income tax purposes and using the direct write-off method for inventories and receivables for tax purposes.

The provision (benefit) for income taxes is comprised of the following:

                                     CONTINUING OPERATIONS
                                     ---------------------
                                     1998             1997
                                     ----             ----
        Current
               Federal            $ (55,000)         $ 220,000
               State                     --              7,000
                                  ----------         ---------
                                    (55,000)           227,000
                                  ----------         ---------

        Deferred
               Federal                3,000             (1,000)
               State                  2,000              1,000
                                  ----------         ---------
                                      5,000                 --
                                  ----------         ---------
                                  $ (50,000)         $ 227,000
                                  ==========         =========

                                    DISCONTINUED OPERATIONS
                                    -----------------------
                                    1998               1997
                                    ----               ----
        Current
               Federal            $ 11,000         $ (45,000)
               State                    --                --
                                  --------         ---------
                                    11,000           (45,000)
                                  --------         ---------

        Deferred
               Federal              81,000                --
               State                13,000                --
                                  --------         ---------
                                    94,000                --
                                  --------         ---------
                                  $105,000         $ (45,000)
                                  ========         =========

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


The statutory Federal income tax rate and the effective rate of the provision for income taxes for the years ended December 31, 1998 and December 31, 1997 is reconciled as follows:

                                                      1998            1997
                                                      ----            ----
      Statutory Federal income tax rate               (34.0)%        (34.0)%
      State taxes, net of Federal tax benefit           0.4            1.7
      Valuation allowance on deferred tax asset        35.1             --
                                                      -----          -----
      Effective tax rate                                1.5%         (32.3)%
                                                      =====          =====


NOTE I - COMMITMENTS AND CONTINGENCIES

1. EMPLOYMENT CONTRACTS

The Company has entered into certain employment contracts which expire through January 18, 2003. As of December 31, 1998, the Company's aggregate commitment for future base salary is:

              1999                        $  779,000
              2000                           637,000
              2001                           486,000
              2002                           154,000
                                          ----------
              Total                       $2,056,000
                                          ==========

2. OPERATING LEASES

In May 1997, the Company signed a lease for a new office space. The term of the lease is from September 1, 1997 through May 31, 2008. Rent expense aggregated approximately $78,000 and $95,000 for the years ended December 31, 1998 and 1997.

As of December 31, 1998, future minimum rentals, excluding utilities, are as follows:

              1999                          $ 81,000
              2000                            81,000
              2001                            81,000
              2002                            81,000
              2003                            86,000
              Thereafter                     398,000
                                            --------
              Total                         $808,000
                                            ========

3. MARKETING AND ADVERTISING COMMITMENTS

As of December 31, 1998, Company has advertising and marketing commitments of $653,000.

NOTE J - SHAREHOLDERS' EQUITY

1. AUTHORIZED SHARES

In May 1997, the Company's Board of Directors authorized a new class of 2,000,000 shares of preferred stock, $.01 par value per share, and increased the aggregate number of shares of Common Stock, $.01 par value per share ("Common Stock"), authorized for issuance from 10,000,000 shares to 15,000,000 shares.

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


2. INITIAL PUBLIC OFFERING

In May 1997, the Company completed an initial public offering of 1,500,000 units ("Units"), each Unit consisting of one share of the Company's Common Stock and one redeemable common stock purchase warrant ("Warrants"). The Company received net proceeds of $5,939,000 (which are net of underwriting costs and expenses), of which approximately $2,032,000 was used to repay Company indebtedness, including the repayment of notes issued by the Company in connection with the bridge financing. The funds from the IPO were deposited with the Company's Factor and invested at a rate of 1.75% below prime. As a result of the satisfaction of the bridge financing, the Company has written-off $83,000 of unamortized debt discount and $256,000 of unamortized debt issuance costs.

3. WARRANTS

As of December 31, 1998, the Company had 1,425,000 Warrants outstanding, 1,500,000 of which were issued in connection with the IPO, 363,000 of which were issued in connection with the conversion from the bridge financing (see Note D), and 135,250 of which were issued in connection with the exercise of the Underwriter Unit Purchase Option (see Note 4 below). These Warrants entitled the holders to purchase one share of Common Stock at $5.00 per share during the four-year period commencing May 15, 1998; all Warrants became exercisable on such date. The Company had the right to redeem the Warrants at any time after they became exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeded 165% of the exercise price of the Warrants for a specific period of time, and upon specific notice provisions. On December 21, 1998, the Company elected to redeem the Warrants by providing the 30-day written notice required. During December 1998, 573,250 of such Warrants were exercised. In the first quarter of 1999, 1,412,374 additional Warrants were exercised. Such redemption resulted in proceeds of $2,867,000 in December 1998 and $7,062,000 in the first quarter of 1999. In total, as of March 26, 1999, 1,985,624 or 99.3% of the total number of issued Warrants have been exercised.

4. UNIT PURCHASE OPTION

In May 1997, the Company sold to the underwriter of the IPO, for an aggregate purchase price of $100, a Unit Purchase Option ("UPO") consisting of the right to purchase up to an aggregate of 150,000 Units (each Unit consists of one share of Common Stock and one Warrant). The UPO is exercisable initially at a per Unit price equal to 160% of $5.00 per share during the four-year period commencing May 15, 1998. As of December 31, 1998, 135,250 Units were exercised. In the first quarter of 1999, an additional 900 Units were exercised. The UPO exercises resulted in total proceeds of $1,082,000 in December 1998 and $7,000 in the first quarter of 1999.

5. RESERVED SHARES

As of December 31, 1998, the Company has reserved an aggregate of 1,684,500 shares of Common Stock for the exercise of the Warrants, the UPO, and the Stock Options.

6. STOCK OPTION PLAN

In May 1997, the Company's Board of Directors adopted a stock option plan (the "Plan") for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. In 1998, the Company amended the plan in order to increase the maximum number of shares that may be granted under the Plan to 500,000.

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997



Activity in the stock option plan is summarized as follows:

                                                 SHARES UNDER  WEIGHTED AVERAGE
                                                    OPTIONS     EXERCISE PRICE
                                                 ------------  ----------------
     Options granted                                117,000          $5.00
     Options canceled                               (24,500)          5.00
                                                    -------

     Balance at December 31, 1997                    92,500           5.00
     Options granted                                221,100           2.73
     Options canceled                               (53,625)          4.05
                                                    -------

     Balance at December 31, 1998                   259,975           3.27
                                                    =======

     Eligible for exercise at December 31, 1998      96,694           4.21
                                                    =======

The stock options are exercisable in different periods commencing in 1998 through 2007.

The following table summarizes information about options outstanding and exercisable at December 31, 1998.

                                      OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                     -------------------------------------------------------         -------------------------------
                                        WEIGHTED AVERAGE                                                 WEIGHTED
    RANGE OF           OPTIONS             REMAINING        WEIGHTED AVERAGE           OPTIONS       AVERAGE OPTIONS
EXERCISE PRICES      OUTSTANDING        CONTRACTUAL LIFE     EXERCISE PRICE          EXERCISABLE       EXERCISABLE
---------------      -----------        ----------------    ----------------         -----------       -----------
 $2.16 - $3.22          183,100            9.15 Years             $2.54                  27,444            $2.22
     $5.00               76,875            6.25 Years              5.00                  69,250             5.00
                        -------                                                          ------
 $2.16 - $5.00          259,975            8.29 Years              3.27                  96,694             4.21
                        =======                                                          ======


The Company does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 1998 and 1997 was $332,000 and $112,000, respectively. Fair value is estimated based on the Black-Scholes option-pricing model with the following assumptions for grants in 1998 and 1997: expected volatility of 49% in 1998 and 40% in 1997; risk-free interest rates ranging from 4.46% through 5.72% in 1998 and 5.98% through 6.67% in 1997 and expected lives of 6 years in 1997 and 1998. Had compensation expense been determined based on the fair value of the options on the grant dates, the Company's net loss would have been increased by $332,000 ($.12 per share) in 1998 and $112,000 ($.05 per share) in 1997.

NOTE K - CONCENTRATION

Between June 1998 and December 1998, the Company acquired approximately 40.6% of its inventory from one supplier.

                                 BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 1998 AND 1997


NOTE L - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Cash and cash equivalents and Funds deposited with factor - the carrying amount approximates fair value due to the short-term maturities of these instruments as of December 31, 1998.

NOTE M - LEGAL PROCEEDINGS

The Company is, from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the business, financial condition or operating results of the Company.