Form 10QSB
period 1999-03-31
BLUEFLY INC
filed 1999-05-13
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the quarterly period ended March 31,
    1999


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
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


    42 West 39th Street, New York, NY                       10018
  (Address of principal executive offices)                (Zip Code)

                    Issuer's telephone number: (212) 944-8000

                     ---------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



As of May 12, 1999, the issuer had outstanding 4,848,831 of shares of Common Stock, $.01 par value.


Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS



                                                                                                PAGE
         Part I. Financial Information
         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets as of March 31, 1999 (unaudited) and
                           December 31, 1998                                                      3

                  Consolidated Condensed Statements of Operations for the three months ended
                           March 31, 1999 and 1998 (unaudited)                                    4

                  Consolidated Condensed Statements of Cash Flows for the three months ended
                           March 31, 1999 and 1998 (unaudited)                                    5

                  Notes to Consolidated Condensed Financial Statements                            7


         Item 2.  Management's Discussion and Analysis or Plan of Operations                     10

         Part II. Other Information

         Item 6.  Exhibits and Reports on Form 8-K                                               13


         Signatures                                                                              14

                                  BLUEFLY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                     ASSETS

                                                                       MARCH 31,        DECEMBER 31,
                                                                         1999              1998
                                                                         ----              ----
                                                                      (Unaudited)
Current assets
    Cash and cash equivalents                                        $  8,016,000    $  2,830,000
    Funds deposited with factor                                         2,715,000       2,264,000
    Inventories                                                         1,154,000         429,000
    Prepaid expenses and other current assets                             446,000         527,000
    Deferred income taxes                                                  50,000          50,000
    Current assets of discontinued operations                             170,000         553,000
                                                                     ------------    ------------
          Total current assets                                         12,551,000       6,653,000

Property and equipment, net                                               534,000         497,000

Other assets                                                               15,000          15,000
                                                                     ------------    ------------

                                                                     $ 13,100,000    $  7,165,000
                                                                     ============    ============


           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable, accrued expenses and other current
       liabilities                                                   $    742,000    $    709,000

Deferred income taxes                                                      64,000          64,000
                                                                     ------------    ------------

                                                                          806,000         773,000
                                                                     ------------    ------------

Commitments and contingencies

Shareholders' equity
    Preferred stock -$.01 par value; 2,000,000 authorized and no
      shares issued                                                          --              --
    Common stock -$.01 par value; 15,000,000 authorized and
      4,848,831 and 3,433,255 issued and outstanding, respectively         49,000          34,000
    Additional paid-in capital                                         17,454,000      10,395,000
    Accumulated deficit                                                (5,209,000)     (4,037,000)
                                                                     ------------    ------------
                                                                       12,294,000       6,392,000

                                                                     $ 13,100,000    $  7,165,000
                                                                     ============    ============





   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED
                                                     MARCH 31,
                                            --------------------------
                                                1999           1998
                                                ----           ----
                                                          (As Restated)
                                                             (Note D)
Net sales                                   $   342,000    $      --
Cost of sales                                   292,000           --
                                            -----------    -----------

                  Gross profit                   50,000           --

Marketing and advertising expenses              436,000           --
Operating expenses                              254,000           --
General and administrative expenses             494,000        239,000
Research and development                        171,000           --
                                            -----------    -----------

Operating loss from continuing operations    (1,305,000)      (239,000)

Interest income                                  70,000         42,000
                                            -----------    -----------

Loss from continuing operations              (1,235,000)      (197,000)


Discontinued operations - Note D
    Income (loss) from operations                63,000       (101,000)
                                            -----------    -----------

Net loss                                    $(1,172,000)   $  (298,000)
                                            ===========    ===========


Basic and diluted (loss) income per share
       Continuing operations                $      (.27)   $      (.07)
       Discontinued operations                      .01           (.04)
                                            -----------    -----------

       Net loss                             $      (.26)   $      (.11)
                                            ===========    ===========

Weighted average shares outstanding           4,516,900      2,700,000
                                            ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                             THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                         --------------------------
                                                                                             1999            1998
                                                                                             ----            ----
                                                                                                        (As Restated)
                                                                                                           (Note D)
Cash flows from operating activities
  Loss from continuing operations                                                        $(1,235,000)   $  (197,000)
  Adjustments to reconcile loss from Continuing Operations to net cash used in operating activities:
        Depreciation and amortization                                                         23,000         20,000
        Common stock issued for research and development                                       7,000           --
        Changes in operating assets and liabilities
          (Increase) decrease in
             Inventories                                                                    (725,000)          --
             Prepaid expenses and other current assets                                        81,000          8,000
          Increase (decrease) in
             Accounts payable and accrued expenses                                            33,000       (556,000)
                                                                                         -----------    -----------
Net cash used in operating activities - Continuing operations                             (1,816,000)      (725,000)
                                                                                         -----------    -----------


  Income (loss) from Discontinued Operations                                                  63,000       (101,000)
  Adjustments to reconcile income from Discontinued Operations to net cash provided by operating activities:
        Depreciation and amortization                                                           --           23,000
        Changes in operating assets and liabilities
          (Increase) decrease in
             Inventories                                                                        --          290,000
             Non-factored receivables                                                        187,000       (140,000)
             Prepaid expenses and other current assets                                          --          (46,000)
          Increase (decrease) in
             Income taxes receivable/payable                                                  25,000         (1,000)
                                                                                         -----------    -----------
Net cash provided by operating activities - Discontinued Operations                          275,000         25,000
                                                                                         -----------    -----------

Net cash used in operating activities                                                     (1,541,000)      (700,000)
                                                                                         -----------    -----------



   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                  THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
                                                                                  1999           1998
                                                                                  ----           ----
                                                                                             (As Restated)
                                                                                               (Note D)

Cash flows from investing activities - Continuing Operations
  Purchase of property and equipment                                              (60,000)       (31,000)
  Funds deposited with factor                                                    (451,000)      (479,000)
                                                                              -----------    -----------
Net cash used in investing activities - Continuing Operations                    (511,000)      (510,000)
                                                                              -----------    -----------

Cash flows from investing activities - Discontinued Operations
  Purchase of property and equipment                                                 --          (17,000)
  Trademark costs                                                                    --           (1,000)
                                                                              -----------    -----------
Net cash used in investing activities - Discontinued Operations                      --          (18,000)
                                                                              -----------    -----------
Net cash used in investing activities                                            (511,000)      (528,000)
                                                                              -----------    -----------

Cash flows from financing activities - Continuing Operations
  Net proceeds from warrant redemption                                          7,062,000           --
  Net proceeds from unit purchase option exercise                                   5,000           --
                                                                              -----------    -----------
Net cash provided by financing activities - Continuing Operations               7,067,000           --
                                                                              -----------    -----------

Cash flows from financing activities - Discontinued Operations
  Net change in due to/from factor                                                171,000      1,295,000
                                                                              -----------    -----------
Net cash provided by financing activities - Discontinued Operations               171,000      1,295,000
                                                                              -----------    -----------

Net cash provided by financing activities                                       7,238,000      1,295,000
                                                                              -----------    -----------

Net increase in cash                                                            5,186,000         67,000
Cash balance - January 1                                                        2,830,000         55,000
                                                                              -----------    -----------
Cash balance - March 31                                                       $ 8,016,000    $   122,000
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the year for:
         Interest                                                             $      --      $    16,000
                                                                              ===========    ===========
         Income taxes                                                         $     1,000    $     1,000
                                                                              ===========    ===========



   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


NOTE A - BASIS OF PRESENTATION

The consolidated condensed financial statements included herein have been prepared by Bluefly, Inc. (the "Company" or "Bluefly"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although management of the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the condensed notes thereto. In the opinion of management of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to fairly present the results for the interim periods to which these financial statements relate.

These financial statements should be read in conjunction with the Registration Statement filed with the Securities and Exchange Commission on Form 8-A and Form 8-A/A and the Annual Report filed with the Securities and Exchange Commission on Form 10-KSB.

The results of operations of the Company for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE B - THE COMPANY

On September 8, 1998, the Company publicly launched Bluefly.com ("Bluefly.com" or "Web site"), an Internet retail store that sells a wide array of designer and name brand apparel and accessories at 25 to 75 percent off of retail prices. The e-commerce Web site also offers information on current trends and other fashion related content.

On June 25, 1998, the Company's Board of Directors voted to discontinue the operations of its golf sportswear division and to devote all of the Company's energy and resources to building Bluefly.com. See Note D.


NOTE C - SIGNIFICANT ACCOUNTING POLICIES

1. PRINCIPLES OF CONSOLIDATION

The consolidated condensed financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated.

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

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


3. INVENTORIES

Inventories, which consist of finished goods, are valued at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

4. RESEARCH AND DEVELOPMENT

Research and development costs are expensed when incurred. During the three months ended March 31, 1999, amounts charged to research and development amounted to $171,000.

5. EARNINGS (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings Per Share". Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants were not included in the computation of diluted earnings per share because the result of the exercise of such options would be antidilutive.


NOTE D - DISCONTINUED OPERATIONS

The disposal of the golf sportswear division has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated condensed balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated condensed statements of operations and cash flows.

Information relating to the discontinued operations of the golf sportswear division for the three months ended March 31, 1999 and 1998 is as follows:

                                                       MARCH 31,     MARCH 31,
                                                         1999          1998
                                                         ----          ----
                                                     (Unaudited)    (Unaudited)
Net sales                                            $      --     $ 1,515,000
Cost of sales                                               --       1,154,000
                                                     -----------   -----------
     Gross profit                                           --         361,000
Income from adjustments to allowances and accruals        67,000

Selling, marketing, design and administrative              8,000       446,000
                                                     -----------   -----------
     Operating income (loss)                              59,000       (85,000)
Other income (expense)                                     4,000       (16,000)
                                                     -----------   -----------
    Income (loss)                                    $    63,000   $  (101,000)
                                                     ===========   ===========

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                             MARCH 31, 1999 AND 1998


The net assets of the golf sportswear division included in the accompanying consolidated condensed balance sheets as of March 31, 1999 and December 31, 1998 are as follows:

                                                    MARCH 31, DECEMBER 31,
                                                      1999       1998
                                                   (Unaudited)
         Due from factor                            $   --     $171,000
         Non-factored receivables                       --      187,000
         Income taxes receivable                     170,000    195,000
                                                    --------   --------
             Total current assets of discontinued
                operations                          $170,000   $553,000
                                                    ========   ========


The Company received its income tax refund in April 1999.

The Company's liabilities will not be assumed by others, therefore, in accordance with the accounting standards for the presentation of discontinued operations all liabilities are recorded as continuing operations.


NOTE E - COMMITMENTS AND CONTINGENCIES

1.   OPERATING LEASES

In April 1999, the Company signed a lease for an additional 8,300 square feet of office space. The term of the lease is from April 1, 1999 through May 31, 2009, bringing the total annual rent commitment to an aggregate of approximately $216,000 per annum.

2.   MARKETING AND ADVERTISING COMMITMENTS

As of March 31, 1999, the Company has advertising and marketing commitments of $3,100,000, which includes strategic alliances with portals and print advertising commitments from the Company's advertising campaign launched in April 1999.


NOTE F - SHAREHOLDERS' EQUITY

1.   WARRANTS

In May 1997, the Company completed its initial public offering of 1,500,000 units, consisting of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). In the first quarter of 1999, 1,412,374 Warrants were exercised, resulting in proceeds of $7,062,000. These Warrants entitled the holders to purchase one share of Common Stock at $5.00 per share during the four-year period commencing May 15, 1998; all Warrants became exercisable on such date. The Company had the right to redeem the Warrants at any time after they became exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeded 165% of the exercise price of the Warrants for a specific period of time, and upon specific notice provisions. On December 21, 1998, the Company elected to redeem the Warrants by providing the 30-day written notice required.

2.   UNIT PURCHASE OPTION

In May 1997, the Company sold to the underwriter of the IPO, for an aggregate purchase price of $100, a Unit Purchase Option ("UPO") consisting of the right to purchase up to an aggregate of 150,000 Units (each Unit consists of one share of Common Stock and one Warrant). The UPO is exercisable initially at a per Unit price equal to 160% of $5.00 per share during the four-year period commencing May 15, 1998. In the first quarter of 1999, 900 UPO's were exercised resulting in total net proceeds of $5,000. Of the UPO's exercised, 300 were exercised pursuant to a cashless conversion right, the net result of such cashless exercise being that 200 shares of Common Stock and 200 Warrants were issued. As of March 31, 1999, there were 13,850 UPO's outstanding.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company believes that in its first nine months of operations, Bluefly.com has become a leading retailer for name brand off-price apparel and fashion accessories sold via the Internet. The Company's gross sales (prior to provisions for returns and credit card chargebacks) increased by over 43% to $457,000 in the first quarter of 1999 from $319,000 in the fourth quarter of 1998. Since sales in the first quarter are traditionally much weaker than the fourth quarter, which spans the holiday season, the Company is very pleased with these results.

The Company believes that this growth is the result of two key factors including
(1) the growth in traffic to Bluefly.com and (2) an increase in the average order size. Traffic to the Web site during the first quarter of 1999 grew by over 90% to approximately 2.1 million unique visitor sessions from approximately
1.1 million unique visitor sessions in the fourth quarter of 1998. The average order size also grew by over 26% during the same period. The Company also saw its number of page views increase by over 48% to more than 28 million in the first quarter of 1999 from nearly 19 million in the fourth quarter of 1998. During this same period, the number of registered users grew by approximately 87% to 48,690 at the end of March 1999 from 26,048 at the end of December 1998.

The Company believes that the growth in traffic stems from the Company's strategic alliances with portals and leading Web sites. The Company now has contractual relations which provide highly targeted, prominent position on seven of the top eight most visited Web sites or portals (i.e. America Online, Excite, Go Network, Lycos, MSN, Netcenter, and Yahoo!). In addition, the Company believes that a significant amount of traffic is generated through its public relations efforts and which have led to the Company being featured in numerous national publications and several television reports.

The Company believes that for much of the first quarter, its inventory levels were not adequately replenished after the better than anticipated fourth quarter. To address its merchandising needs and expand its selection of products, the Company has determined to build a larger buying team. Since the beginning of the first quarter of 1999, the Company has grown its buying team from 1 to 5. As a result, the Company has been able to improve its product selection. The Company believes that the 26% growth in the average order size is attributable in part to the wider array of products. It now offers approximately 4,400 styles of products from over 125 different top, name brand designers.

The Company has continued to experience significant growth in its sales volume, membership and traffic in April of 1999. The Company's preliminary estimates are that its April 1999 gross sales will be at least $325,000 (prior to provisions for returns and credit card chargebacks). Traffic to the Web Site grew by approximately 81% to over 1.4 million unique visitor sessions during

April 1999, up from 772,000 in March 1999. The number of page views grew by approximately 58% to over 17 million in April 1999, up from nearly 11 million in March 1999. The Company has also seen its total number of registered users grow by nearly 25% in April 1999 to 60,611 as of the end of the month and the length of average user session remains above 12 minutes.

The Company has restated its March 1998 financial statements in order to reflect the discontinued operations in accordance with generally accepted accounting principles. Although the start-up phase of Bluefly.com did not begin until April 1998 and the site was not launched until September 8, 1998, in accordance with generally accepted accounting principles, the Company reflected in continuing operations for the first quarter of 1998 (i) general and administrative expenses, (ii) interest income, and (iii) related tax provisions, all of which relate to on-going corporate expenses. Accordingly, net losses from continuing operations in the first quarter of 1998, attributable to those aspects of the business which have continued were $197,000.

RESULTS OF OPERATIONS

NET SALES: During the first quarter of 1999 over 2.1 million unique user sessions were initiated with the Company's Web site, resulting in $457,000 of gross sales. The Company recorded a provision for returns and credit card chargebacks of $115,000 or approximately 25% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and on actual experience to-date, which may vary over time. After the necessary provisions for returns and credit card chargebacks, the Company's net sales for the first quarter of 1999 were $342,000.

In an effort to screen out those orders which were not authorized by the holder of the credit card used to place the order, the Company currently does not ship all orders placed. In canceling over 28% of the orders, the Company inevitably canceled many legitimate orders. However given the general concerns about credit card security and commerce over the Internet, the Company believes that it is prudent to err on the side of turning away legitimate orders in the interest of reducing incidences of credit card fraud. In February 1999, the Company signed a licensing agreement with a third party service provider to obtain real time credit card authorization and fraud screening. The Company is working to implement this software in the near future. The Company believes that with the use of this licensed software and process and the knowledge gained in the first several months of operations, it will become more effective at differentiating between legitimate orders and fraudulent transactions. Of course, there can be no assurance that these steps will be successful.

COST OF SALES: Cost of sales for the first quarter of 1999 totaled $292,000, resulting in a gross profit of 14.6%. Cost of sales consists of the cost of merchandise sold to customers, third party carrier charges and packing costs.

MARKETING AND ADVERTISING EXPENSES: Marketing and advertising expenses of $436,000 represent costs associated with the strategic marketing relationships, media placement, public relations efforts, press events and marketing staff costs. In April 1999, the Company launched a national print advertising which will run in at least 17 major national publications and reflects the Company's first significant effort towards building and marketing a lifestyle brand.

OPERATING EXPENSES: In the first quarter of 1999, operating expenses of $254,000 consisted of salaries and related expenses as well as costs associated with the Company's customer service operations. Operating expenses also consisted of costs relating to inventory management and fulfillment operations, maintaining and hosting of the Company's web site, and web site image processing costs.

GENERAL AND ADMINISTRATIVE ("G&A"): G&A expenses increased to $494,000 in the first quarter of 1999 from $239,000 in the first quarter of 1998 or 106.7%. Included in G&A expenses are salaries and related expenses, recruiting fees, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in the first quarter of 1999 in G&A expenses was largely the result of an increase in consulting fees and legal expenses, which included costs associated with two lawsuits initiated by the Company to defend its rights to its service marks. Both lawsuits have been settled to the Company's satisfaction.

RESEARCH AND DEVELOPMENT: The Company incurred research and development costs of $171,000 in the first quarter of 1999 primarily relating to the design, development and construction of the Company's Web site. The Company anticipates that it will incur additional research and development costs in the future in its effort to improve its Web site and become the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories and home products.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1999, the Company had $10,731,000 of liquid assets, of which $8,016,000 was in cash and cash equivalents and $2,715,000 was in funds deposited with its factor.

In April 1999, the Company terminated its credit arrangement and Retail Collection Factoring Agreement with its factor. All funds deposited with the factor were transferred to the Company.

On December 21, 1998, the Company elected to redeem all outstanding Warrants by providing the 30-day written notice required. Included in the redemption were 1,500,000 outstanding Warrants that were issued in connection with the Company's IPO in May, 1997, 363,000 outstanding Warrants that were issued in connection with the Company's 1997 bridge financing, and, 135,250 Warrants that were issued in connection with the exercise of Underwriter Unit Purchase Options ("UPO"). Under the terms of the warrant agreement, each Warrant holder was entitled to purchase one share of Common Stock for $5.00. Under the terms of the UPO agreement, each holder of a UPO is entitled to purchase one share of Common Stock and one Warrant for a total of $8.00. In the first quarter of 1999, 1,412,374 Warrants were exercised resulting in gross proceeds of $7,062,000.
In the first quarter of 1999, 900 UPO's were exercised, resulting in total net proceeds of $5,000. Of the UPO's exercised, 300 were exercised pursuant to a cashless conversion right, the net result of such cashless exercise being that 200 shares of Common Stock Stock and 200 Warrants were issued. As of March 31, 1999, there were 13,850 UPO's outstanding.


PLAN OF OPERATIONS

The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds of the exercise of the Warrants and the UPO, together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements for at least
10 months after the date of this report. The Company is seeking additional debt and/or equity financing through a public offering, private placement or otherwise in order to achieve its objective of becoming the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories and home products. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results and significantly slow the pace of both customer and revenue growth.

As of March 31, 1999, the Company has marketing and advertising commitments of $3,100,000. In addition, the Company believes that in order to grow the business, it will need to incur significant marketing and advertising expenses in the future.

In order to expand its customer base and establish its brand name, the Company intends over the next 12 months to expand its advertising and commerce relationships with the major Web sites and develop an affiliate program. The Company also plans to launch an e-mail notification option to alert customers to new products which match their expressed interest. In addition, the Company is planning other customer retention initiatives such as notifying customers by e-mail of special sales promotions and holiday gift ideas. The Company's marketing budget will be subject to a number of factors, including its results of operations and ability to raise additional capital.

In order to expand its product offerings the Company intends to seek to expand its relationships with suppliers of discount, name brand apparel and fashion accessories. The Company expects that its suppliers will include retail stores and designers that sell excess inventory as well as third party end-of-season apparel aggregators. To achieve its goal of offering a wide selection of top name brand designer clothing and fashion accessories, the Company may acquire certain goods on consignment and also intends to explore leasing or partnering select departments such as fragrances, sunglasses and cosmetics with strategic partners and distributors.

The Company expects to hire and train additional employees for the operations, marketing and advertising and development of Bluefly.com. The Company's ability to hire such employees is subject to a number of factors, including its results of operations and its ability to raise additional capital.

YEAR 2000 ISSUES

The Company will be interacting with certain computer programs in connection with credit card transactions, fulfillment operations, and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits (e.g., "97" for "1997"), and could lose functionality in the Year 2000. The Company believes that its significant business, accounting and operations software are Year 2000 compliant ("Compliant"). The Company expects the costs it incurs, if any, to achieve Year 2000 compliance will be immaterial. Given that the Company believes that it is currently Compliant, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. However, the Company cannot guarantee that all of the other companies with which the Company interacts have taken the Year 2000 problem into account or have otherwise updated their programs. The costs of assessing such compliance are expected to be minimal. In the event that the companies with which it interacts are unable to certify that they will be Compliant by mid 1999 or if such companies are unable to certify that their failure to be Year 2000 compliant will not adversely affect the Company, the Company will be reviewing its alternatives with respect to other companies. There can be no assurance that the Company will be able to find other companies with which to interact which are acceptable to the Company. In addition, although the Company believes it is adequately addressing its Year 2000 issues, there can be no assurance that unanticipated or undiscovered compliance problems with regard to the Company or the companies with which it interacts will not have a material adverse effect on the Company's business prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include, but are not limited to the following: the competitive nature of the business and the potential for competitors with greater resources to enter such business; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; the startup nature of the Internet business; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the Company's limited working capital and need for additional financing; risk of litigation for sale of unauthentic or damaged goods; system development and maintenance risk; the successful hiring and retaining of personnel; the dependence on third parties and certain relationships for certain services; the dependence on continued growth of online commerce; rapid technological change; year 2000 issues; online commerce security risks; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following is a list of exhibits filed as part of this Report:


     EXHIBIT NO.           DESCRIPTION
     -----------           -----------

     27                    Financial Data Schedule.


(b)      Reports on Form 8-K.

The Company filed no reports on Form 8-K during the last quarter of the period covered by this report.

                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               BLUEFLY, INC.

                                               By: /s/ E. Kenneth Seiff
                                                   ----------------------------
                                                   E. Kenneth Seiff
                                                   President


                                               By: /s/ Patrick C. Barry
                                                   ----------------------------
                                                   Patrick C. Barry
                                                   Chief Financial Officer


May 13, 1999