Form 10QSB
period 1999-06-30
BLUEFLY INC
filed 1999-08-13
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from          to
                                    --------    --------


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

                     ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of August 11, 1999, the issuer had outstanding 4,902,206 of shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                                PAGE
                                                                                ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                December 31, 1998                                                 3

         Consolidated Statements of Operations for the six months ended
                June 30, 1999 and 1998 (unaudited)                                4

         Consolidated Statements of Operations for the three months ended
                June 30, 1999 and 1998 (unaudited)                                5

         Consolidated Statements of Cash Flows for the six months ended
                June 30, 1999 and 1998 (unaudited)                                6

         Notes to Consolidated Financial Statements                               8

Item 2.  Management's Discussion and Analysis or Plan of Operation               11

Part II. Other Information

Item 2.  Changes in Securities and Use of Proceeds                               16

Item 6.  Exhibits and Reports on Form 8-K                                        16

Signatures                                                                       17

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS


                                 BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,         DECEMBER 31,
                                                                       1999               1998
                                                                       ----               ----
                                                                   (Unaudited)
                       ASSETS

Current assets
  Cash                                                             $ 7,102,000         $ 2,830,000
  Funds deposited with factor                                               --           2,264,000
  Inventories                                                        2,308,000             429,000
  Prepaid expenses and other current assets                            523,000             527,000
  Deferred income taxes                                                 50,000              50,000
  Current assets of discontinued operations                                 --             553,000
                                                                   -----------         -----------
             Total current assets                                    9,983,000           6,653,000

Property and equipment, net                                            664,000             497,000

Other assets                                                            37,000              15,000
                                                                   -----------         -----------
                                                                   $10,684,000         $ 7,165,000
                                                                   ===========         ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                 $   959,000         $   605,000
  Accrued expenses and other current liabilities                       159,000             104,000
                                                                   -----------         -----------
    Total current liabilities                                        1,118,000             709,000

Deferred income taxes                                                   64,000              64,000
                                                                   -----------         -----------
                                                                     1,182,000             773,000
                                                                   -----------         -----------

Commitments and contingencies (Note 5)

Shareholders' equity
  Preferred stock -$.01 par value; 2,000,000 authorized                    --                   --
    and no shares issued
  Common stock -$.01 par value; 15,000,000 authorized and
    4,894,706 and 3,433,255 issued and outstanding,
    respectively                                                        49,000              34,000
  Additional paid-in capital                                        17,646,000          10,395,000
  Accumulated deficit                                               (8,193,000)         (4,037,000)
                                                                   -----------         -----------
                                                                     9,502,000           6,392,000
                                                                   -----------         -----------
                                                                   $10,684,000         $ 7,165,000
                                                                   ===========         ===========


   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                        -----------------------------
                                                                            1999              1998
                                                                            ----              ----
Net sales                                                               $ 1,143,000                --
Cost of sales                                                               979,000                --
                                                                        -----------       -----------
     Gross profit                                                           164,000                --

Marketing and advertising expenses                                        2,482,000                --
General and administrative expenses                                       1,009,000           446,000
Research and development                                                    415,000           126,000
Operating expenses                                                          660,000                --
Internet start up costs                                                          --           103,000
                                                                        -----------       -----------

Operating loss from continuing operations                                (4,402,000)         (675,000)

Interest and other income                                                   183,000            81,000
                                                                        -----------       -----------

Loss from continuing operations                                          (4,219,000)         (594,000)
                                                                        -----------       -----------
Discontinued operations - Note 4
  Income (loss) from operations                                              63,000          (934,000)
  Estimated loss on disposal, including provision for operating losses through disposal date, less applicable income tax
  benefit of $0                                                                  --          (266,000)
                                                                        -----------       -----------

Income (loss) from discontinued operations                                   63,000        (1,200,000)
                                                                        -----------       -----------

Net loss                                                                $(4,156,000)      $(1,794,000)
                                                                        ===========       ===========

Basic and diluted (loss) income per share
  Continuing operations                                                        (.90)             (.22)
  Discontinued operations                                                       .01              (.34)
  Estimated loss on disposal                                                     --              (.10)
                                                                        -----------       -----------
    Net loss per share                                                  $      (.89)      $      (.66)
                                                                        ===========       ===========

Weighted average shares outstanding                                       4,692,587         2,700,000
                                                                        ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                               THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                        -----------------------------
                                                                            1999              1998
                                                                            ----              ----
Net sales                                                               $   802,000                --
Cost of sales                                                               683,000                --
                                                                        -----------       -----------
     Gross profit                                                           119,000                --

Marketing and advertising expenses                                        2,028,000                --
General and administrative expenses                                         551,000           207,000
Research and development                                                    226,000           126,000
Operating expenses                                                          410,000                --
Internet start up costs                                                          --           103,000
                                                                        -----------       -----------

  Operating loss from continuing operations                              (3,096,000)         (436,000)

Interest income                                                             112,000            39,000
                                                                        -----------       -----------

Loss from continuing operations                                          (2,984,000)         (397,000)
                                                                        -----------       -----------
Discontinued operations - Note 4
  Loss from operations                                                           --          (853,000)
  Estimated loss on disposal, including provision for operating losses through disposal date, less applicable income tax
  benefit of $0                                                                  --          (266,000)
                                                                        -----------       -----------

Loss from discontinued operations                                                --        (1,119,000)
                                                                        -----------       -----------
Net loss                                                                $(2,984,000)      $(1,516,000)
                                                                        ===========       ===========
Basic and diluted (loss) per share
  Continuing operations                                                        (.61)             (.15)
  Discontinued operations                                                        --              (.31)
  Estimated loss on disposal                                                     --              (.10)
                                                                        -----------       -----------
    Net loss per share                                                  $      (.61)      $      (.56)
                                                                        ===========       ===========
Weighted average shares outstanding                                       4,866,343         2,700,000
                                                                        ===========       ===========


   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        -----------------------------
                                                                                            1999             1998
                                                                                            ----             ----
Cash flows from operating activities

  Loss from Continuing Operations                                                        $(4,219,000)     $  (594,000)
  Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
    Depreciation and amortization                                                             49,000           40,000
    Common stock issued for research and development                                           7,000               --
    Changes in operating assets and liabilities
    (Increase) decrease in
      Inventories                                                                         (1,879,000)        (236,000)
      Prepaid expenses and other current assets                                                4,000           23,000
      Other assets                                                                           (22,000)              --
    Increase (decrease) in
      Accounts payable, accrued expenses and other current liabilities                       409,000          102,000
                                                                                         -----------      -----------
    Net cash used in operating activities - Continuing Operations                         (5,651,000)        (665,000)
                                                                                         -----------      -----------

  Income (loss) from Discontinued Operations                                                  63,000       (1,200,000)
  Adjustments to reconcile loss from discontinued operations to net cash used in operating activities:
      Write-down of property and equipment                                                        --          245,000
      Write-down of prepaid expenses and other current assets                                     --           90,000
      Write-down of other assets                                                                  --          119,000
      Depreciation and amortization                                                               --           44,000
      Changes in operating assets and liabilities
        (Increase) decrease in
        Inventories                                                                               --          331,000
        Non-factored receivables                                                             187,000           14,000
        Prepaid expenses and other current assets                                                 --         (112,000)
      Increase (decrease) in
      Income taxes receivable/payable                                                        195,000           (1,000)
                                                                                         -----------      -----------
Net cash provided by (used in) operating activities - Discontinued Operations                445,000         (470,000)
                                                                                         -----------      -----------
Net cash used in operating activities                                                     (5,206,000)      (1,135,000)
                                                                                         -----------      -----------


   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                              SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                        -----------------------------
                                                                                            1999             1998
                                                                                            ----             ----
Cash flows from investing activities - Continuing Operations
  Purchase of property and equipment                                                        (216,000)         (69,000)
  Funds deposited with factor                                                              2,264,000         (592,000)
                                                                                         -----------      -----------

Net cash provided by (used in) investing activities - Continuing Operations                2,048,000         (661,000)
                                                                                         -----------      -----------
Cash flows from investing activities - Discontinued Operations
  Purchase of property and equipment                                                              --          (22,000)
  Trademark costs                                                                                 --           (1,000)
                                                                                         -----------      -----------
Net cash used in investing activities - Discontinued Operations                                   --          (23,000)
                                                                                         -----------      -----------
Net cash provided by (used in) investing activities                                        2,048,000         (684,000)
                                                                                         -----------      -----------
Cash flows from financing activities - Continuing Operations
  Net proceeds from warrant redemption                                                     7,062,000               --
  Net proceeds from option exercises                                                         192,000               --
  Net proceeds from unit purchase option exercise                                              5,000               --
                                                                                         -----------      -----------
Net cash provided by financing activities - Continuing Operations                          7,259,000               --
                                                                                         -----------      -----------

Cash flows from financing activities - Discontinued Operations
  Net change in due to/from factor                                                           171,000        1,831,000
                                                                                         -----------      -----------
Net cash provided by financing activities - Discontinued Operations                          171,000        1,831,000
                                                                                         -----------      -----------

Net cash provided by financing activities                                                  7,430,000        1,831,000
                                                                                         -----------      -----------

Net increase in cash                                                                       4,272,000           12,000
Cash balance - December 31                                                                 2,830,000           55,000
                                                                                         -----------      -----------
Cash balance - June 30                                                                   $ 7,102,000      $    67,000
                                                                                         ===========      ===========
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                                             $        --      $    28,000
                                                                                         ===========      ===========
    Income taxes                                                                         $     1,000      $     1,000
                                                                                         ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 310 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-KSB for the year ended December 31, 1998.


NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home furnishings at outlet store prices. The Company sells a wide array of designer and name brand apparel, accessories and house and home products at 25 to 75 percent off of retail prices via its Web Site ("Bluefly.com" or "Web Site"). The Web Site also offers information on current trends and other fashion related content. The Company launched its Web Site in September 1998.

In June 1998, the Company's Board of Directors voted to sell its golf sportswear brand and to devote all of the Company's energy and resources to building Bluefly.com. See Note 4.


NOTE 3 - SIGNIFICANT ACCOUNTING POLICIES

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

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


3. EARNINGS (LOSS) PER SHARE

The Company adopted Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings Per Share". Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants to purchase 554,650 shares were not included in the computation of diluted earnings per share because the result of the exercise of such options would be antidilutive.

4. RECLASSIFICATIONS

Certain reclassifications have been made to the consolidated financial statements to conform to the current period presentation.


NOTE 4 - DISCONTINUED OPERATIONS

The disposal of the golf sportswear division has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results have been segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

Information relating to the discontinued operations of the golf sportswear division for the six months ended June 30, 1999 and 1998 is as follows:

                                                        JUNE 30,       JUNE 30,
                                                          1999           1998
                                                          ----           ----
                                                      (Unaudited)    (Unaudited)
Net sales                                              $      --      $2,387,000
Cost of sales                                                 --       2,208,000
                                                       ---------      ----------
  Gross profit                                                --         179,000

Income from adjustments to allowances and accruals        67,000              --

Selling, marketing, design and administrative              8,000         769,000
Write down of property and equipment                          --         364,000
                                                       ---------      ----------
Operating income (loss)                                   59,000       (954,000)
Other income                                               4,000          20,000
                                                       ---------      ----------
  Income (loss)                                        $  63,000      $(934,000)
                                                       =========      ==========

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


NOTE 5 - COMMITMENTS AND CONTINGENCIES

1. OPERATING LEASES

In April 1999, the Company entered into a lease for an additional 8,300 square feet of office space, bringing the total square footage of its corporate headquarters to 17,000 square feet. The term of the new lease is from April 1, 1999 through May 31, 2009, bringing the total annual rent commitment to an aggregate of approximately $216,000 per annum.

2. MARKETING AND ADVERTISING COMMITMENTS

The Company has advertising and marketing commitments through December 31, 1999 of approximately $2.6 million. These amounts include payments due in connection with the Company's online marketing relationships as well as print advertising commitments.

3. CREDIT AGREEMENT

In April 1999, the Company terminated its credit arrangement and Retail Collection Factoring Agreement with its factor. All funds deposited with the factor were transferred to the Company.


NOTE 6 - SHAREHOLDERS' EQUITY

1. WARRANTS

In May 1997, the Company completed an initial public offering ( the "IPO") of equity securities. Pursuant to the IPO, the Company sold 1,500,000 units ("Units"), with each Unit consisting of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). In the first quarter of 1999, 1,412,374 Warrants were exercised, resulting in proceeds of $7,062,000. These Warrants entitled the holders to purchase one share of Common Stock at $5.00 per share during the four-year period commencing May 15, 1998; all Warrants became exercisable on such date. The Company had the right to redeem the Warrants at any time after they became exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeded $8.25 for a specific period of time, and upon specific notice provisions. On December 21, 1998, the Company provided notice of its election to redeem the Warrants. Substantially all of the Warrants included in the Units were exercised prior to the redemption.

2. UNIT PURCHASE OPTIONS

In May 1997, the Company sold to the underwriter of the IPO, for an aggregate purchase price of $100, 150,000 Unit Purchase Options ("UPO's"). Each UPO entitles the holder thereof to purchase one Unit. The UPO's were exercisable initially at a price of $8.00 per Unit during the four-year period commencing on May 15, 1998. During the fourth quarter of 1998, 135,250 UPO's were exercised, and during the first quarter of 1999, 900 UPO's were exercised. As of June 30, 1999, there were 13,850 UPO's outstanding.

3. SUBSEQUENT EVENT

On July 27, 1999, the Company entered into an Investment Agreement with an investor group led by affiliates of Soros Private Equity Partners, LLC (the "Investment Agreement") pursuant to which it agreed to issue 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for an aggregate purchase price of $10 million. The Series A Preferred Stock is convertible into shares of Common Stock at a rate of $10.50 per share, and bears a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. The Series A Preferred Stock may be converted into Common Stock at any time by the holders thereof and will automatically be converted into Common Stock if the closing price of the Common Stock is $31.50 or higher for 30 consecutive trading days or immediately prior to the consummation of a merger or sale of all or substantially all of the assets of the Company, pursuant to which shareholders of the Company are to receive cash, securities and/or other property worth at least $31.50 per share of Common Stock of the Company.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Bluefly, Inc. (the "Company") is a leading Internet retailer of designer fashions and home furnishings at outlet store prices. The Company sells a wide array of designer and name brand apparel, accessories and house and home products at 25 to 75 percent off of retail prices via its Web Site ("Bluefly.com" or "Web Site"). The Web Site also offers information on current trends and other fashion related content. During June 1999, the Company launched a house and home division. Bluefly's objective is to become the preeminent Internet retailer of excess end-of-season apparel, fashion accessories and home products.

The Company believes that it provides a higher level of service, convenience and merchandising than traditional brick and mortar off-price retailers. The key strategies that Bluefly.com is employing in its effort to offer this compelling and enjoyable online shopping experience, include:

1.  offering a broad and well merchandised selection of name brand products,
2.  significant discounts to retail prices,
3.  an intuitive shopping experience,
4.  friendly and available customer service,
5.  a graphically rich and pleasing environment,
6.  a liberal return policy, and
7. sophisticated search technology features that allow customers to locate quickly the items that interest them.

On July 1, 1999, the Company launched a complete redesign of its Web Site. The Web Site was redesigned to make it easier for customers to find and buy products, as well as read about the latest news in fashion and style. The new version of the Web Site also introduced the Company's two newest departments - Teens and Gifts. In addition, the architecture of the new Web Site will allow the Company to more easily add new functions and departments in the future.

The Company believes that in its first nine months of operations, Bluefly.com has become a leading retailer for name brand off-price apparel and fashion accessories sold via the Internet. The Company's gross sales for the second quarter (prior to provisions for returns and credit card chargebacks) increased by over 140% to $1,104,000 for the three months ended June 30, 1999, from $457,000 for the three months ended March 31, 1999.

Traffic to Bluefly.com during the second quarter of 1999 grew by over 142% to approximately 5.1 million unique visitor sessions, from approximately 2.1 million unique visitor sessions in the first quarter of 1999. The Company also saw its number of page views increase by over 86% to more than 52 million in the second quarter of 1999, from nearly 28 million in the first quarter of 1999. During this same period, the number of registered users grew by approximately 75% to 85,370 at the end of June 1999. The Company registered its 100,000th user in July.

The Company believes that the growth in traffic stems from the Company's strategic alliances with portals and leading Web sites as well as the launch of its print advertising campaign in April 1999. The Company has contractual relationships that provide highly targeted, prominent position on many of the most visited Web sites and portals (i.e. America Online, Excite, Go Network, Lycos, MSN, Netcenter, Tripod, Women.com and Yahoo!). The Company's print advertisements ran in over 17 major magazines during the second quarter, including Vogue, Glamour, Elle, InStyle, Vanity Fair, Forbes and GQ.

The Company believes that the growth in sales can also be attributed to the increased inventory levels during the second quarter. Since the end of the first quarter, the Company has increased the breadth and depth of its inventory. The Company currently offers products from over 185 designers, an increase of 48% from the 125 designers offered as of May 1999. In addition, inventory increased by over 100% to $2.31 million on June 30, 1999 from $1.15 million on March 31, 1999. To address its merchandising needs and expand its selection of products, the Company has grown its buying team from one person as of December 31, 1998 to six as of June 30, 1999.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


The Company has restated its June 1998 financial statements in order to reflect the discontinued operations in accordance with generally accepted accounting principles. Although the start-up phase of Bluefly.com did not begin until April 1998 and the Web Site was launched September 1998, in accordance with generally accepted accounting principles, the Company reflected in continuing operations for the second quarter of 1998 (i) general and administrative expenses, (ii) interest income, (iii) research and development expenses, (iv) start up expenses, and (v) related tax provisions, all of which relate to ongoing corporate expenses.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

NET SALES: For the six months ended June 30, 1999, gross sales totaled $1,561,000. The Company recorded a provision for returns and credit card chargebacks of $418,000, or approximately 27% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to-date, which may vary over time. After the necessary provisions for returns and credit card chargebacks, the Company's net sales for the six months ended June 30, 1999 were $1,143,000. Because Bluefly.com was not launched until September 1998, there were no net sales for the six months ended June 30, 1998.

In an effort to screen out those orders which were not authorized by the holder of the credit card used to place the order, the Company does not ship all orders placed. During the six months ended June 30, 1999, the Company canceled over 23% of its orders. As a result, the Company inevitably canceled many legitimate orders. However given the general concerns about credit card security and commerce over the Internet, the Company believes that it was prudent to err on the side of turning away legitimate orders in the interest of reducing incidences of credit card fraud. In late July, the Company implemented real-time credit card authorization and fraud screening software. The Company believes that the use of this licensed software coupled with the knowledge gained in its first nine months of operations, will enable it to become more effective at distinguishing between legitimate orders and fraudulent transactions. Of course, there can be no assurance that these steps will be successful.

COST OF SALES: Cost of sales for the six months ended June 30, 1999 totaled $979,000, resulting in a gross profit of 14.4%. Cost of sales consists of the cost of merchandise sold to customers, third party carrier charges, packing materials, related labor costs and credit card fees.

MARKETING AND ADVERTISING EXPENSES: Marketing and advertising expenses totaled $2,482,000 for the six months ended June 30, 1999, and represent costs associated with the online strategic marketing relationships, print ads, online media placement, public relations efforts, press events and marketing staff costs. In April 1999, the Company launched a national print advertising campaign, which ran in over 17 major national publications and reflects the Company's first significant effort towards building and marketing a lifestyle brand. There were no marketing and advertising expenses for the six month period ended June 30, 1998.

OPERATING EXPENSES: During the six months ended June 30, 1999, operating expenses totaled $660,000 and consist of costs associated with inventory management, Web Site hosting, customer service, image processing and product cataloging. A majority of the costs were for salary and related employee expenses. The increase in operating expenses was attributable to the increase in sales as well as the redesign of the Company's Web Site. There were no operating expenses for the six month period ended June 30, 1998.

GENERAL AND ADMINISTRATIVE: General and administrative expenses increased 126%, to $1,009,000 for the six months ended June 30, 1999 from $446,000 for the six months ended June 30, 1998. General and administrative expenses include salaries and related expenses, recruiting fees, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in the first six months of 1999 in general and administrative expenses was largely the result of an increase in staff fees paid to consultants and search firms and legal expenses. The Company has increased its head count across all departments, growing the Company from 12 people at December 31, 1998 to 39 people as of June 30, 1999.

RESEARCH AND DEVELOPMENT: The Company incurred research and development costs of $415,000 for the six months ended June 30, 1999, compared to $126,000 for the six months ended June 30, 1998, an increase of 229%. The expenses relate primarily to the redesign and development of the Company's new Web Site. The Company anticipates that it will incur additional research and development costs in the future in its effort to improve its Web Site and become the preeminent Internet retailer of excess and end of season apparel, fashion accessories and home products.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 1999

NET SALES: For the three months ended June 30, 1999, gross sales totaled $1,104,000. This represents an increase of 142% compared to gross sales of $457,000 for the three months ended March 31, 1999. The Company recorded a provision for returns and credit card chargebacks of $302,000 or approximately 27% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to-date, which may vary over time. After the necessary provisions for returns and credit card chargebacks, the Company's net sales for the three months ended June 30, 1999 were $802,000. This represents an increase of 135% over net sales for the three months ended March 31, 1999. Because Bluefly.com was not launched until September 1998, there were no net sales for the three months ended June 30, 1998.

COST OF SALES: Cost of sales for the three months ended June 30, 1999 totaled $683,000. Cost of sales consists of the cost of merchandise sold to customers, third party carrier charges, packing materials and related labor costs and credit card fees. Gross profit margin increased by 0.2% to 14.8% for the three months ended June 30, 1999 from 14.6% for the three months ended March 31, 1999.

MARKETING AND ADVERTISING EXPENSES: Marketing and advertising expenses totaled $2,028,000 for the three months ended June 30, 1999. This amount represents an increase of 365% from $436,000 for the three months ended March 31, 1999. Included in marketing and advertising expenses are costs associated with the online strategic marketing relationships, print ads, online media placement, public relations efforts, press events and marketing staff costs. In April 1999, the Company launched a national print advertising campaign, which ran in over 17 major national publications and reflects the Company's first significant effort towards building and marketing a lifestyle brand.

OPERATING EXPENSES: During the three months ended June 30, 1999, operating expenses totaled $410,000, which represents an increase of 61% from $254,000 for the three months ended March 31, 1999. Operating expenses consisted of costs associated with inventory management, Web Site hosting, customer service, image processing and product cataloging. A majority of the costs were for salary and related employee expenses. The increase in operating expenses was attributable to the increase in sales as well as the redesign of the Company's Web Site.

GENERAL AND ADMINISTRATIVE: General and administrative expenses increased by approximately 12% to $551,000 for the three months ended June 30, 1999 from $494,000 in the first quarter of 1999. General and administrative expenses for the three months ended June 30, 1998 were $207,000. Included in General and administrative expenses are salaries and related expenses, recruiting fees, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in General and administrative expenses for the three months ended June 30, 1999 was largely the result of an increase in fees paid to consultants and search firms.

RESEARCH AND DEVELOPMENT: The Company incurred research and development costs of $226,000 for the three months ended June 30, 1999, compared to $171,000 for the three months ended March 31, 1999, an increase of 32%. Research and development expenses for the three months ended June 30, 1998 were $126,000. The expenses relate primarily to the redesign and development of the Company's new Web Site. The Company anticipates that it will incur additional research and development costs in the future in order to continue to improve its Web Site and become the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories and home products.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had $ 7,102,000 of liquid assets, consisting entirely of cash and cash equivalents.

On July 27, 1999, the Company entered into an Investment Agreement with an investor group led by affiliates of Soros Private Equity Partners, LLC (the "Investment Agreement") pursuant to which it agreed to issue 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for an aggregate purchase price of $10 million. The Series A Preferred Stock is convertible into shares of Common Stock at a rate of $10.50 per share, and bears a cumulative compounding dividend of 8% per

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


annum, payable upon conversion at the Company's option in cash or in Common Stock. The Series A Preferred Stock may be converted into Common Stock at any time by the holders thereof and will automatically be converted into Common Stock if the closing price of the Common Stock is $31.50 or higher for 30 consecutive trading days, or immediately prior to the consummation of a merger or sale of all or substantially all of the assets of the Company, pursuant to which shareholders of the Company are to receive cash, securities and/or other property worth at least $31.50 per share of Common Stock of the Company. Excluding shares of Common Stock that may be issued as payment for accrued dividends, the 500,000 shares of Series A Preferred Stock will be convertible into 952,381 shares of Common Stock. The holders of the Series A Preferred Stock have certain rights to appoint a designee to the Company's Board of Directors. Certain actions of the Company may not be taken without the approval of such designee. In addition, holders of the Series A Preferred Stock have certain registration rights with respect to the Common Stock issuable upon conversion of the Series A Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company. Pursuant to the Investment Agreement, 250,000 shares of the Series A Preferred Stock were issued on July 27, 1999 in exchange for $5 million. The remaining 250,000 shares of Series A Preferred Stock are to be issued on or before August 23, 1999 to members of the existing investor group and/or other investors upon whom the Company and the existing investor group mutually agree. The proceeds from the issuance of the Series A Preferred Stock will be used for advertising, marketing, and inventory purchases as well as general corporate and working capital purposes.

In April 1999, the Company terminated its credit arrangement and Retail Collection Factoring Agreement with its factor. All funds deposited with the factor were transferred to the Company.

In May 1997, the Company completed an initial public offering (the "IPO") of equity securities. Pursuant to the IPO, the Company sold 1,500,000 units ("Units"), with each Unit consisting of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). In the first quarter of 1999, 1,412,374 Warrants were exercised, resulting in proceeds of $7,062,000. These Warrants entitled the holders to purchase one share of Common Stock at $5.00 per share during the four-year period commencing May 15, 1998; all Warrants became exercisable on such date. The Company had the right to redeem the Warrants at any time after they became exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeded $8.25 for a specific period of time, and upon specific notice provisions. On December 21, 1998, the Company provided notice of its election to redeem the Warrants. Substantially all of the Warrants included in the Units were exercised prior to the redemption.

In May 1997, the Company sold to the underwriter of the IPO, for an aggregate purchase price of $100, 150,000 Unit Purchase Options ("UPO's"). Each UPO entitles the holder thereof to purchase one Unit. The UPO's were exercisable initially at a price of $8.00 per Unit during the four-year period commencing on May 15, 1998. During the fourth quarter of 1998, 135,250 UPO's were exercised, and during the first quarter of 1999, 900 UPO's were exercised. As of June 30, 1999, there were 13,850 UPO's outstanding.

PLAN OF OPERATIONS

The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds from the Series A Preferred Stock financing described above, the proceeds of the exercise of the Warrants and the UPO, together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements for at least nine months after the date of this report. The Company will seek additional debt and/or equity financing through a public offering, private placement or otherwise in order to achieve its objective of becoming the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories and home products. Although the Company believes that the recent investment by an investor group led by affiliates of Soros Private Equity Partners, LLC will increase its access to capital, there can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results and significantly slow the pace of both customer and revenue growth.

The Company has marketing and advertising commitments through December 31, 1999 of approximately $2.6 million. In addition, the Company believes that in order to grow the business, it will need to incur significant marketing and advertising expenses in the future. Furthermore it is the Company's intention to increase its inventory levels, in order to prepare for the fourth quarter of 1999.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


In order to expand its customer base and establish its brand name, the Company intends over at least the next nine months to expand its advertising and commerce relationships with the major portals and national publications. In an effort to promote customer satisfaction, effective July 1999, the Company has brought the customer service function in house. In addition, the Company is currently in the process of changing its fulfillment center. The Company's marketing budget will be subject to a number of factors, including its results of operations and ability to raise additional capital. It is the Company's belief that these initiatives will distinguish Bluefly as a world class customer service organization and a preeminent e-commerce brand.

In order to expand its product offerings, the Company intends to seek to expand its relationships with suppliers of discount, name brand apparel and fashion accessories. The Company expects that its suppliers will include retail stores and designers that sell excess inventory as well as third party end-of-season apparel aggregators. To achieve its goal of offering a wide selection of top name brand designer clothing and fashion accessories, the Company may acquire certain goods on consignment and also may explore leasing or partnering select departments such as fragrances, sunglasses and cosmetics with strategic partners and distributors.

The Company expects to hire and train additional employees for the operations, marketing and advertising and development of Bluefly.com. The Company's ability to hire such employees is subject to a number of factors, including its results of operations and its ability to raise additional capital.

YEAR 2000 ISSUES

The Company will be interacting with certain computer programs in connection with credit card transactions, fulfillment operations, and programs used by the Company's vendors and suppliers. These programs may refer to annual dates only by the last two digits (e.g., "97" for "1997"), and could lose functionality in the Year 2000. The Company believes that its significant business, accounting and operations software are Year 2000 compliant ("Compliant"). The Company expects the costs it incurs, if any, to achieve Year 2000 compliance will be immaterial. Given that the Company believes that it is currently Compliant, the Company has not prepared a contingency plan and does not currently believe that a contingency plan is necessary. However, the Company cannot guarantee that all of the other companies with which the Company interacts have taken the Year 2000 problem into account or have otherwise updated their programs. The costs of assessing such compliance are expected to be minimal. The Company is seeking to obtain certifications from material third party vendors as to whether such vendors are compliant. There can be no assurance that the Company will be able to find other companies with which to interact which are acceptable to the Company. In addition, although the Company believes it is adequately addressing its Year 2000 issues, there can be no assurance that unanticipated or undiscovered compliance problems with regard to the Company or the companies with which it interacts will not have a material adverse effect on the Company's business prospects, financial condition and results of operations.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-QSB, and 10-KSB. These risks and uncertainties include, but are not limited to, the following: the competitive nature of the business and the potential for competitors with greater resources to enter such business; risk of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; consumer acceptance of the Internet as a medium for purchasing apparel; the Company's limited working capital and need for additional financing; recent losses and anticipated future losses; the startup nature of the Internet business; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; the success of the Company's transition to a new fulfillment center; year 2000 issues; online commerce security risks; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


PART II  - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Investment Agreement, the Company has agreed to issue 500,000 shares of Series A Preferred Stock. The Series A Preferred Stock bears a cumulative compounding dividend of 8% per annum, payable at the Company's option in cash or Common Stock, and has a liquidation preference equal to the face value of the Series A Preferred Stock, plus accumulated dividends. The Series A Preferred Stock ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following is a list of exhibits filed as part of this Report:

EXHIBIT NO.         DESCRIPTION
-----------         -----------
        3.5         Certificate of Amendment of the Company's Certificate
                    of Incorporation dated July 27, 1999
      10.16         Investment Agreement among Bluefly, Inc., Quantum
                    Industrial Partners LDC, SFM Domestic Investments LLC
                    and Pilot Capital Corp. dated July 27, 1999
      10.17         Lease by and Between the Company and Adams & Co., Real
                    Estate, Inc. dated March 22, 1999.
         27         Financial Data Schedule.


(b)      Reports on Form 8-K.

The Company filed no reports on Form 8-K during the period covered by this report.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999


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



August 13, 1999