Form 10QSB
period 1999-09-30
BLUEFLY INC
filed 1999-11-09
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1999

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

                     ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 4, 1999, the issuer had outstanding 4,920,206 of shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited)
           and December 31, 1998                                              3

         Consolidated Statements of Operations for the nine months ended
           September 30, 1999 and 1998 (unaudited)                            4

         Consolidated Statements of Operations for the three months ended
           September 30, 1999 and 1998 (unaudited)                            5

         Consolidated Statement of Changes in Shareholders' Equity for the
           year ended December 31, 1998 and the nine months ended
           September 30, 1999 (unaudited)                                     6

         Consolidated Statements of Cash Flows for the nine months ended
           September 30, 1999 and 1998 (unaudited)                            7

         Notes to Consolidated Financial Statements                           9

Item 2.  Management's Discussion and Analysis or Plan of Operation           12

Part II. Other Information

Item 1.  Legal Proceedings                                                   18

Item 2.  Changes in Securities and Use of Proceeds                           18

Item 6.  Exhibits and Reports on Form 8-K                                    18

Signatures                                                                   19

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                    1999           1998
                                                                    ----           ----
                                                                  (Unaudited)
                                      ASSETS
Current assets
   Cash                                                        $ 12,847,000    $  2,830,000
   Funds deposited with factor                                           --       2,264,000
   Inventories                                                    4,454,000         429,000
   Prepaid expenses and other current assets                        875,000         527,000
   Deferred income taxes                                             50,000          50,000
   Current assets of discontinued operations                             --         553,000
                                                               ------------    ------------
         Total current assets                                    18,226,000       6,653,000

Property and equipment, net                                         892,000         497,000

Other assets                                                         37,000          15,000
                                                               ------------    ------------
                                                               $ 19,155,000    $  7,165,000
                                                               ============    ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                            $  2,639,000    $    605,000
   Accrued expenses and other current liabilities                   303,000         104,000
                                                               ------------    ------------
         Total current liabilities                                2,942,000         709,000

Deferred income taxes                                                64,000          64,000
                                                               ------------    ------------
                                                                  3,006,000         773,000
                                                               ------------    ------------

Commitments and contingencies (Note 5)

Shareholders' equity
   Preferred stock -$.01 par value; 2,000,000 authorized
     and 500,000 and 0 shares issued and
     outstanding, respectively                                        5,000              --
   Common stock -$.01 par value; 15,000,000
     authorized and 4,905,206 and 3,433,255 issued
     and outstanding, respectively                                   49,000          34,000
   Additional paid-in capital                                    27,637,000      10,395,000
   Accumulated deficit                                          (11,542,000)     (4,037,000)
                                                               ------------    ------------
                                                                 16,149,000       6,392,000
                                                               ------------    ------------
                                                               $ 19,155,000    $  7,165,000
                                                               ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                          1999           1998
                                                          ----           ----
Net sales                                             $ 1,909,000    $     4,000
Cost of sales                                           1,454,000         53,000
                                                      -----------    -----------
     Gross profit (loss)                                  455,000        (49,000)

Selling, marketing and fulfillment expenses             6,301,000        329,000
General and administrative expenses                     2,016,000        676,000
Internet start up costs                                        --        327,000
                                                      -----------    -----------
     Total                                             (8,317,000)    (1,332,000)

Operating loss from continuing operations              (7,862,000)    (1,381,000)

Interest income                                           294,000        111,000
                                                      -----------    -----------
Loss from continuing operations                        (7,568,000)    (1,270,000)
                                                      -----------    -----------
Discontinued operations - Note 4
     Income (loss) from operations                         63,000     (1,029,000)

     Estimated loss on disposal, including provision
     for operating losses through disposal
     date, less applicable income tax benefit of $0            --       (120,000)
                                                      -----------    -----------

Income (loss) from discontinued operations                 63,000     (1,149,000)
                                                      -----------    -----------

Net loss                                              $(7,505,000)   $(2,419,000)
                                                      -----------    -----------

Preferred stock dividends                                (140,000)            --
                                                      -----------    -----------

Net loss available to common shareholders             $(7,645,000)   $(2,419,000)
                                                      ===========    ===========

Basic and diluted (loss) income per common share
     Continuing operations                                  (1.62)          (.47)
     Discontinued operations                                  .01           (.38)
     Estimated loss on disposal                                --           (.04)
                                                      -----------    -----------
         Net loss per common share                    $     (1.61)   $      (.89)
                                                      ===========    ===========

Weighted average shares outstanding                     4,763,074      2,705,994
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                          1999           1998
                                                          ----           ----
Net sales                                             $   873,000          4,000
Cost of sales                                             656,000         53,000
                                                      -----------    -----------
   Gross profit (loss)                                    217,000        (49,000)

Selling, marketing and fulfillment expenses             2,674,000        203,000
General and administrative expenses                     1,003,000        230,000
Internet start up costs                                        --        224,000
                                                      -----------    -----------
   Total                                               (3,677,000)      (657,000)

   Operating loss from continuing operations           (3,460,000)      (706,000)

Interest income                                           111,000         30,000
                                                      -----------    -----------

Loss from continuing operations                        (3,349,000)      (676,000)
                                                      -----------    -----------

Discontinued operations - Note 4
   Income from operations                                      --         51,000

   Estimated loss on disposal, including provision
   for operating losses through disposal
   date, less applicable income tax benefit of $0              --             --
                                                      -----------    -----------
Income from discontinued operations                            --         51,000
                                                      -----------    -----------
Net loss                                              $(3,349,000)   $  (625,000)
                                                      -----------    -----------
Preferred stock dividends                                (140,000)            --
                                                      -----------    -----------
Net loss available to common shareholders             $(3,489,000)   $  (625,000)
                                                      ===========    ===========

Basic and diluted (loss) per common share
   Continuing operations                                     (.71)          (.25)
   Discontinued operations                                     --            .02
   Estimated loss on disposal                                  --             --
                                                      -----------    -----------
       Net loss per common share                      $      (.71)   $      (.23)
                                                      ===========    ===========

Weighted average shares outstanding                     4,901,749      2,717,788
                                                      ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY YEAR ENDED DECEMBER 31, 1998 AND FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 1999 (UNAUDITED)

                                       Preferred Stock,           Common Stock,
                                       $.01 par value            $.01 par value
                                    --------------------    -------------------------
                                                                                         Additional
                                    Number of               Number of                     Paid-in       Accumulated
                                     shares      Amount       shares        Amount        capital         Deficit          Total
                                     ------      ------       ------        ------        -------         -------          -----
Balance at December 31, 1997              --   $     --      2,700,000   $     27,000   $  6,404,000   $   (381,000)   $  6,050,000
Issuance of common stock for
   research and development               --         --         24,755             --         49,000             --          49,000
Issuance of common stock for
   exercise of warrants ($5.00 per
   share)                                 --         --        573,250          6,000      2,861,000             --       2,867,000
Issuance of common stock for
   exercise of unit purchase
   options ($8.00 per share)              --         --        135,250          1,000      1,081,000             --       1,082,000

Net loss                                  --         --             --             --             --     (3,656,000)     (3,656,000)
                                   ---------   --------   ------------   ------------   ------------   ------------    ------------
Balance at December 31, 1998              --         --      3,433,255         34,000     10,395,000     (4,037,000)      6,392,000
Issuance of Series A Preferred
   Stock, ($20.00 per share) net
   of expenses of $57,000            500,000      5,000             --             --      9,938,000             --       9,943,000
Exercise of warrants and stock
   options                                --         --      1,471,951         15,000      7,304,000             --       7,319,000

Net loss                                  --         --             --             --             --     (7,505,000)     (7,505,000)
                                   ---------   --------   ------------   ------------   ------------   ------------    ------------
Balance at September 30, 1999        500,000   $  5,000      4,905,206   $     49,000   $ 27,637,000   $(11,542,000)   $ 16,149,000
                                   =========   ========   ============   ============   ============   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                        ---------------------------
                                                                            1999           1998
                                                                            ----           ----
Cash flows from operating activities

  Loss from continuing operations                                       $(7,568,000)   $(1,270,000)

  Adjustments to reconcile loss from continuing operations
    to net cash used in operating activities:
    Depreciation and amortization                                            83,000         62,000
    Common stock issued for research and development                          7,000         49,000
    Changes in operating assets and liabilities:
    (Increase) decrease in
       Inventories                                                       (4,025,000)      (266,000)
       Prepaid expenses and other current assets                           (348,000)      (154,000)
       Other assets                                                         (22,000)            --
     Increase (decrease) in
       Accounts payable, accrued expenses
       and other current liabilities                                      2,233,000       (648,000)
                                                                        -----------    -----------
    Net cash used in operating activities - continuing operations        (9,640,000)    (2,227,000)
                                                                        -----------    -----------

  Income (loss) from discontinued operations                                 63,000     (1,149,000)
  Adjustments to reconcile income (loss) from discontinued operations to net cash provided by operating activities:
       Write-down of property and equipment                                      --        245,000
       Write-down of prepaid expenses and other current assets                   --        101,000
       Write-down of other assets                                                --        119,000
       Depreciation and amortization                                             --         44,000
       Changes in operating assets and liabilities:
        (Increase) decrease in
           Inventories                                                           --      1,293,000
           Non-factored receivables                                         187,000        (31,000)
           Prepaid expenses and other current assets                             --         62,000
       Increase (decrease) in                                                    --
           Deferred tax asset                                                    --         34,000
           Income taxes receivable/payable                                  195,000         (4,000)
                                                                        -----------    -----------
Net cash provided by operating activities - discontinued operations         445,000        714,000
                                                                        -----------    -----------
Net cash used in operating activities                                    (9,195,000)    (1,513,000)
                                                                        -----------    -----------

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,
                                                                         ----------------------------
                                                                              1999            1998
                                                                              ----            ----
Cash flows from investing activities - continuing operations
  Purchase of property and equipment                                         (478,000)        (82,000)
  Trademark costs                                                                  --          (8,000)
  Funds deposited with factor                                               2,264,000         429,000
                                                                         ------------    ------------
Net cash provided by investing activities - continuing operations           1,786,000         339,000
                                                                         ------------    ------------

Cash flows from investing activities - discontinued operations
  Purchase of property and equipment                                               --         (22,000)
  Trademark costs                                                                  --          (1,000)
                                                                         ------------    ------------
Net cash used in investing activities - discontinued operations                    --         (23,000)
                                                                         ------------    ------------
Net cash provided by investing activities                                   1,786,000         316,000
                                                                         ------------    ------------

Cash flows from financing activities - continuing operations
  Net proceeds from warrant redemption and unit purchase option             7,067,000              --
  Net proceeds from option exercises                                          245,000              --
  Net proceeds from issuance of Preferred Stock                             9,943,000              --
                                                                         ------------    ------------
Net cash provided by financing activities - continuing operations          17,255,000              --
                                                                         ------------    ------------


Cash flows from financing activities - discontinued operations
  Net change in due to/from factor                                            171,000       1,487,000
                                                                         ------------    ------------
Net cash provided by financing activities - discontinued operations           171,000       1,487,000
                                                                         ------------    ------------

Net cash provided by financing activities                                  17,426,000       1,487,000
                                                                         ------------    ------------

Net increase in cash                                                       10,017,000         290,000
Cash balance - December 31                                                  2,830,000          55,000
                                                                         ------------    ------------
Cash balance - September 30                                              $ 12,847,000    $    345,000
                                                                         ============    ============
Supplemental disclosure of cash flow information:
    Cash paid during the period for:
        Interest                                                         $         --    $     32,000
                                                                         ============    ============
        Income taxes                                                     $     15,383    $      3,000
                                                                         ============    ============
    Non cash transactions:
        Exchange of goods for services provided                          $     19,000    $         --
                                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at outlet store prices. The full service Web store ("Bluefly.com" or "Web Site") sells over 200 brands of designer apparel, accessories and house and home products at discounts of up to 75%. Bluefly.com, which launched in September 1998, also offers information on current fashion trends.

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

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


3. EARNINGS (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards No. ("SFAS") 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options to purchase 631,816 shares and Preferred Stock convertible into 952,381 shares were not included in the computation of diluted earnings per share because the result of the exercise of such would be antidilutive.

4. RECLASSIFICATIONS

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

Information relating to the discontinued operations of the golf sportswear division for the nine months ended September 30, 1999 and 1998 is as follows:

                                                September 30,   September 30,
                                                    1999            1998
                                                    ----            ----
                                                 (Unaudited)    (Unaudited)
Net sales                                       $        --     $ 3,696,000
Cost of sales                                            --       3,706,000
                                                -----------     -----------
    Gross (loss)                                         --         (10,000)

Income from adjustments to allowances
  and accruals                                       67,000              --

Selling, marketing, design and administrative         8,000       1,017,000
Write down of property and equipment                     --         364,000
                                                -----------     -----------
Operating income (loss)                              59,000      (1,391,000)
Other income                                          4,000         396,000
                                                -----------     -----------
   Income (loss) before provision for
      income taxes                                   63,000        (995,000)
   Provision for income taxes                            --          34,000
                                                -----------     -----------
   Income (loss)                                $    63,000     $(1,029,000)
                                                ===========     ===========

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 5 - COMMITMENTS AND CONTINGENCIES

MARKETING AND ADVERTISING COMMITMENTS

The Company has advertising and marketing commitments through December 31, 1999 of approximately $2.8 million. These amounts include payments due in connection with the Company's online marketing relationships as well as print and radio advertising commitments.

NOTE 6 - SHAREHOLDERS' EQUITY

1. SERIES A CONVERTIBLE PREFERRED STOCK

On July 27, 1999, the Company entered into an Investment Agreement with an investor group led by affiliates of Soros Private Equity Partners, LLC (the "Soros Investment Agreement") pursuant to which it issued 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for an aggregate purchase price of $10 million. The Series A Preferred Stock is convertible into shares of Common Stock at a rate of $10.50 per share, and bears a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. The Series A Preferred Stock has a liquidation preference equal to the face value of the Series A Preferred plus accrued dividends and ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends.

The Series A Preferred Stock may be converted into Common Stock at any time by the holders thereof and will automatically be converted into Common Stock if the closing price of the Common Stock is $31.50 or higher for 30 consecutive trading days, or immediately prior to the consummation of a merger or sale of all or substantially all of the assets of the Company pursuant to which shareholders of the Company are to receive cash, securities and/or other property worth at least $31.50 per share of Common Stock of the Company. Excluding shares of Common Stock that may be issued as payment for accrued dividends, the 500,000 shares of Series A Preferred Stock are convertible into 952,381 shares of Common Stock, subject to customary anti-dilution provisions. The holders of the Series A Preferred Stock have certain rights to appoint a designee to the Company's Board of Directors. Certain actions of the Company may not be taken without the approval of such designee. In addition, holders of the Series A Preferred Stock have certain registration rights with respect to the Common Stock issuable upon conversion of the Series A Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company.

2. UNIT PURCHASE OPTIONS

In May 1997, the Company sold to the underwriter of the IPO, for an aggregate purchase price of $100, 150,000 Unit Purchase Options ("UPO's"). Each UPO entitles the holder thereof to purchase one Unit. The UPO's were exercisable initially at a price of $8.00 per Unit during the four-year period commencing on May 15, 1998. During the fourth quarter of 1998, 135,250 UPO's were exercised and during the first quarter of 1999, 900 UPO's were exercised. As of September 30, 1999, there were 13,850 UPO's outstanding.

3. WARRANTS

In May 1997, the Company completed an initial public offering ("IPO") of equity securities. Pursuant to the IPO, the Company sold 1,500,000 units ("Units"), with each Unit consisting of one share of common stock and one redeemable common stock purchase warrant ("Warrant"). In the first quarter of 1999, 1,412,374 Warrants were exercised, resulting in proceeds of $7,062,000. These Warrants entitled the holders to purchase one share of Common Stock at $5.00 per share during the four-year period commencing May 15, 1998; all Warrants became exercisable on such date. The Company had the right to redeem the Warrants at any time after they became exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeded $8.25 for a specific period of time, and upon specific notice provisions. On December 21, 1998, the Company provided notice of its election to redeem the Warrants. Substantially all of the Warrants included in the Units were exercised prior to the redemption.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

OVERVIEW

Bluefly, Inc. (the "Company") is a leading Internet retailer of designer fashions and home furnishings at outlet store prices. The Company sells over 200 brands of designer apparel, and home accessories at 25 to 75 percent off of retail prices via its Web Site ("Bluefly.com" or "Web Site"). The Web Site also offers information on current fashion trends.

The Company believes that it provides a higher level of service, convenience and merchandising than traditional brick and mortar off-price retailers. The key strategies that Bluefly.com is employing in its effort to offer this compelling and enjoyable online shopping experience, include offering:

1.  a broad and well merchandised selection of name brand products,
2.  significant discounts to retail prices,
3.  friendly and available customer service,
4.  a liberal return policy,
5.  an intuitive shopping experience,
6.  a graphically rich and pleasing environment, and
7. sophisticated search technology features that allow customers to locate quickly the items that interest them.

A significant portion of the Company's efforts during the third quarter were focused on building the infrastructure of the business in order to better handle high increased demand. These initiatives included both technological enhancements to the Web Site as well operational improvements to the key business processes.

On July 1st, the Company launched a redesigned Web Site that the Company believes offers consumers a better experience, including significantly improved navigation and search options, larger image sizes and faster check out. The new Web store was designed to handle larger volumes of traffic and order flow. During July and August, the Company implemented real time credit card authorization and fraud screening software to increase the order fill rate and reduce the fraudulent credit card charges. Throughout the third quarter the Company added additional Web Servers to speed the Site's response time.

In July, the Company leased an additional 8,300 square feet of space for its corporate headquarters. This additional space allowed the Company to hire more employees and move its customer service function in house. As a result of these changes, response times to customer inquiries have significantly improved. The additional space also allowed the Company to expand its production studio space in order to nearly triple the number of products it can style, photograph and describe each week.

In August, the Company moved to a larger, more robust fulfillment center in order to accommodate increased inventory levels and higher volumes of order fulfillment. The new facility has over three times the amount of square footage available than in the old warehouse.

For the second consecutive quarter, the Company has nearly doubled its inventory levels, further expanding the breadth and depth of its product selections. As of September 30, 1999 inventory was $4,454,000 compared to $2,308,000 as of June 30, 1999.

The Company believes that in its first thirteen months of operations, Bluefly.com has become a leading retailer for name brand off-price apparel and fashion accessories sold via the Internet. The Company's gross product sales for the third quarter (prior to provisions for returns and credit card chargebacks and excluding shipping and handling revenue) increased by over 17% to $1,216,000 for the three months ended September 30, 1999, from $1,035,000 for the three months ended June 30, 1999. The number of registered users grew by approximately 123% to 190,355 at the end of September 1999 from 85,370 at the end of June 1999. Approximately 40% of its gross sales in the third quarter were to repeat customers.

The Company believes that its strategic alliances with portals and leading Web sites and its print advertising campaign are key factors in its sustained growth. The Company has contractual relationships that provide highly targeted, prominent positioning on many of the most visited Web sites and portals (i.e. America Online, Excite, Go Network, Lycos, MSN, Netcenter, Tripod, Women.com and Yahoo!). The Company's print advertising campaign which was launched in April 1999, has run in over 20 major magazines, including Vogue, Elle, InStyle and Forbes. During the third quarter the Company reduced its spending on print advertising by approximately 28% in order to prepare for the holiday season. The Company has ramped up marketing and advertising efforts for the holiday season. Beginning in November the Company launched a local radio campaign.

Traffic to the Company's Web Site decreased by approximately 27%, with average monthly unique visitor sessions (based on Media Metrix information) for the third quarter of 1999 totaling approximately 271,000, compared to 369,000 for the second quarter of 1999. The Company believes that the reduced traffic was partially the result of seasonal slowdown in online traffic growth and a planned reduction of the Company's print advertising campaign. Revenue per unique visitor increased approximately 60% as compared to the second quarter. The Company also believes that the improvement in the conversion rate is largely a result of the launch of the new Web Site.

In an effort to reflect more appropriately the results of its operations, the Company has reclassified certain items in its Statement of Operations. As a result, net sales, cost of sales and selling, marketing and fulfillment expenses have been reclassified, and amounts for prior periods have been conformed to aid in comparing previously reported periods. Net sales, which previously included product sales and shipping and handling revenue, net of returns, net of reserves, and net of revenue share expenses, now reflects product sales net of returns, net of reserves, and net of revenue share expenses. Cost of sales, which previously included the cost of the product, in-bound shipping costs, inventory reserves, packing materials and out bound shipping costs, now reflects the cost of the product, in bound shipping costs, inventory reserves and packing materials. Selling, marketing and fulfillment expenses include online strategic marketing relationships, print advertising, Web Site hosting, research and development costs and inventory management including fulfillment and customer service. It is management's opinion that these reclassifications better reflect the economics of the Company's business and provide for easier comparison with its peers in the industry. These changes have no effect on current or previously reported income or loss. Reclassified amounts presented for prior periods are summarized as follows, in thousands:

                                                        Three Months     Three Months       Six Months
                                       Year Ended           Ended            Ended             Ended
                                    December 31, 1998  March 31, 1999    June 30, 1999     June 30, 1999
                                    -----------------  --------------    -------------     -------------
Net sales                               $   215           $   304           $   732           $ 1,036
Cost of sales                              (266)             (248)             (546)             (793)
Gross (loss) profit                         (51)               56               186               243
Gross margin                              (23.7%)            18.4%             25.4%             23.5%
Selling, marketing and fulfillment
expenses                                  1,121             1,107             2,731             3,636
General and administrative                1,166               254               551             1,009
Loss from continuing operations          (2,478)           (1,172)           (2,984)           (4,219)

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: For the nine months ended September 30, 1999, gross sales (revenue from product sales before any adjustment for reserves) totaled $2,669,000. The Company recorded a provision for returns and credit card chargebacks of $720,000, or approximately 27% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to-date, which may vary over time. After the necessary provisions for returns and credit card chargebacks, the Company's net sales for the nine months ended September 30, 1999 were $1,909,000. Bluefly.com was launched September 1998, and therefore net sales for the same period from inception to September 30, 1998 were $4,000.

In August, the Company moved to a larger more robust fulfillment center in order to accommodate increased inventory levels and higher volumes of order fulfillment. The new facility offers the Company over three times the amount of square footage it previously occupied. The change in the Company's fulfillment center caused some meaningful delays in shipping product in the third quarter. In addition, some customers experienced partial shipments or cancellations of their orders. This accounted for lost revenue of approximately $140,000. Customers who experienced problems with their orders were given one time 10% discounts on future orders. The Company believes that these difficulties are largely behind it.

In July and August, the Company implemented real-time credit card authorization and fraud screening software. The Company believes that the use of this licensed software coupled with the knowledge gained in its first thirteen months of operations, has enabled it to become more effective at distinguishing between legitimate orders and fraudulent transactions. Of course, there can be no assurance that these steps will be successful. During the three months ended September 30, 1999, the Company approved approximately 80% of orders placed.

COST OF SALES: Cost of sales for the nine months ended September 30, 1999 totaled $1,454,000, resulting in a gross profit of 23.8%. Cost of sales consists of the cost of product sold to customers, in-bound shipping costs, inventory reserves and packing materials. Bluefly.com was launched in September 1998 and therefore cost of sales for the same period ended September 30, 1998 were approximately $53,000.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses totaled $6,301,000 for the nine months ended September 30, 1999, and represent costs associated with the online strategic marketing relationships, print advertising, Web Site hosting, research and development costs and inventory management including fulfillment and customer service. The Company anticipates that it will incur additional research and development costs in the future in its effort to improve its Web Site and enhance its market position.

In August, the Company moved to a larger more robust fulfillment center in order to accommodate increased inventory levels and higher volumes of order fulfillment. During the move, and through the end of the quarter, the Company provided free second day shipping to all of its domestic customers in order to partially offset the delays that were experienced by its customers. The move to the new fulfillment center resulted in one time charges of approximately $65,000 associated with moving the inventory, setting up the center and the increased cost of second day shipping.

In April 1999, the Company launched a national print advertising campaign, which ran in approximately 20 major national publications and reflects the Company's first significant effort towards building and marketing a lifestyle brand. Marketing and advertising expenses for the same period from inception to September 30, 1998 totaled $329,000 and primarily related to the launch of the Web Site.

GENERAL AND ADMINISTRATIVE: General and administrative expenses were $2,016,000 for the nine months ended September 30, 1999 compared to $676,000 for the nine months ended September 30, 1998. General and administrative expenses include salaries and related expenses, recruiting fees, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in the first nine months of 1999 in general and administrative expenses was largely the result of an increase in staff fees paid to consultants and search firms and legal expenses. The Company has increased its head count across all departments, growing the Company from 12 people at December 31, 1998 to approximately 58 people as of September 30, 1999.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: For the three months ended September 30, 1999, gross product sales totaled $1,216,000. This represented an increase of 17% compared to gross product sales of $1,035,000 for the three months ended June 30, 1999. The Company recorded a provision for returns and credit card chargebacks of $330,000 or approximately 27% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to-date, which may vary over time. After the necessary provisions for returns and credit card chargebacks, the Company's net sales for the three months ended September 30, 1999 were $873,000. This represented an increase of 19% over net sales for the three months ended June 30, 1999. Bluefly.com was launched September 1998, and therefore net sales for the same period from inception to September 30, 1998 was $4,000.

COST OF SALES: Cost of sales for the three months ended September 30, 1999 totaled $656,000. Cost of sales consists of the cost of product sold to customers, in-bound shipping costs, inventory reserves and packing materials. Gross profit margin decreased by 0.5% to 24.9% for the three months ended September 30, 1999 from 25.4% for the three months ended June 30, 1999. The decrease was primarily attributable to the fact that the Company increased its inventory reserve by $25,000.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses totaled $2,674,000 for the three months ended September 30, 1999. This amount represents a decrease of 2% compared to $2,731,000 for the three months ended June 30, 1999. Included in selling, marketing and fulfillment expenses are costs associated with the online strategic marketing relationships, print advertising, Web Site hosting, and research and development costs and costs associated with inventory management including fulfillment and customer service. Print advertising expenses decreased by approximately 28% in the three months ended September 30, 1999 as compared to the three months ended June 30, 1999, while the Company prepared for the holiday season. This reduction was largely offset by the increased costs of the change in fulfillment center.

Selling marketing and fulfillment expenses for the three months ended September 30, 1998 were approximately $203,000, and related primarily to the initial launch of the Web Site.

GENERAL AND ADMINISTRATIVE: General and administrative expenses increased by approximately 82% to $1,003,000 for the three months ended September 30, 1999 from $551,000 in the second quarter of 1999. General and administrative expenses for the three months ended September 30, 1998 were $230,000. Included in general and administrative expenses are salaries and related expenses, recruiting fees, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in general and administrative expenses for the three months ended September 30, 1999 was largely the result of an increase in fees paid to consultants and search firms.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had $12,847,000 of liquid assets, consisting entirely of cash and cash equivalents.

On July 27, 1999, the Company entered into an Investment Agreement with an investor group led by affiliates of Soros Private Equity Partners, LLC (the "Soros Investment Agreement") pursuant to which it issued 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for an aggregate purchase price of $10 million. The Series A Preferred Stock is convertible into shares of Common Stock at a rate of $10.50 per share, and bears a cumulative compounding dividend of 8% per annum, payable upon conversion in cash or in Common Stock, at the Company's option. The Series A Preferred Stock may be converted into Common Stock at any time by the holders thereof and will automatically be converted into Common Stock if the closing price of the Common Stock is $31.50 or higher for 30 consecutive trading days, or immediately prior to the consummation of a merger or sale of all or substantially all of the assets of the Company, pursuant to which shareholders of the Company are to receive cash, securities and/or other property worth at least $31.50 per share of Common Stock of the Company. Excluding shares of Common Stock that may be issued as payment for accrued dividends, the 500,000 shares of Series A Preferred Stock will be convertible into 952,381 shares of Common Stock subject to customary anti-dilution provisions. The holders of the Series A Preferred Stock have certain rights to appoint a designee to the Company's Board of Directors. Certain actions of the Company may not be taken without the approval of such designee. In addition, holders of the Series A Preferred Stock have certain registration rights with respect to the Common Stock issuable upon conversion of the Series A Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company. The proceeds from the issuance of the Series A Preferred Stock will be used for advertising, marketing, and inventory purchases as well as general corporate and working capital purposes.

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

In May 1997, the Company sold to the underwriter of the IPO, for an aggregate purchase price of $100, 150,000 Unit Purchase Options ("UPO's"). Each UPO entitles the holder thereof to purchase one Unit. The UPO's were exercisable initially at a price of $8.00 per Unit during the four-year period commencing on May 15, 1998. During the fourth quarter of 1998, 135,250 UPO's were exercised and during the first quarter of 1999, 900 UPO's were exercised. As of September 30, 1999, there were 13,850 UPO's outstanding.

PLAN OF OPERATIONS

The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds from the Series A Preferred Stock financing described above, the proceeds of the exercise of the Warrants and the UPO, together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements for at least seven months after the date of this report. The Company will seek additional debt and/or equity financing through a public offering, private placement or otherwise in order to achieve its objective of becoming the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories and home products. Although the Company believes that the recent investment by an investor group led by affiliates of Soros Private Equity Partners, LLC will increase its access to capital, there can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, if at all. The Company is currently in discussion with several nationally recognized investment banks related to future financing needs. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and operating results and significantly slow the pace of both customer and revenue growth.

The Company has marketing and advertising commitments through December 31, 1999 of approximately $2.8 million. In addition, the Company believes that, in order to grow the business, it will need to incur significant marketing and advertising expenses in the future. Furthermore it is the Company's intention to increase its inventory levels in order to prepare for the fourth quarter of 1999.

In order to expand its customer base and establish its brand name, the Company intends over at least the next nine months to expand its advertising and commerce relationships with the major portals and national publications. In an effort to promote customer satisfaction, effective July 1999, the Company has brought the customer service function in house. In addition, in August 1999 the Company changed its fulfillment center. The Company's marketing budget will be subject to a number of factors, including its results of operations and ability to raise additional capital. It is the Company's belief that these initiatives will distinguish Bluefly as a world class customer service organization and a preeminent e-commerce brand.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe," "project," "expect," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-QSB, and 10-KSB. These risks and uncertainties include, but are not limited to, the following: the competitive nature of the business and the potential for competitors with greater resources to enter such business; risk of litigation for sale of inauthentic or damaged goods and litigation risks related to sales in foreign countries; consumer acceptance of the Internet as a medium for purchasing apparel; the Company's limited working capital and need for additional financing; recent losses and anticipated future losses; the startup nature of the Internet business; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services; the successful hiring and retention of personnel; the dependence on continued growth of online commerce; rapid technological change; the success of the Company's transition to a new fulfillment center; year 2000 issues; online commerce security risks; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company is a defendant in an action commenced by Tommy Hilfiger Licensing, Inc. ("Hilfiger") on August 16, 1999 in the United States District Court for the Southern District of New York. In its complaint, Hilfiger specifically alleges that ten styles of Hilfiger product sold by the Company were not authentic Hilfiger merchandise and also alleges, upon information and belief, that the Company has sold other styles of Hilfiger merchandise that were not authentic. The Company has received written assurances from its suppliers as to the authenticity of the 10 styles specifically alleged to be inauthentic, but is continuing to investigate the matter. The Company sold less than $5,000 of the styles of product that Hilfiger has specifically alleged to be inauthentic. Hilfiger is seeking injunctive relief and compensatory and statutory damages. The Company intends to vigorously defend the lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Pursuant to the Soros Investment Agreement, the Company has issued 250,000 shares of Series A Preferred Stock on July 27, 1999 and 250,000 shares on August 26, 1999 for an aggregate of 500,000 shares of Series A Preferred Stock. The shares of the Series A Preferred Stock were sold to an investor group led by affiliates of Soros Private Equity Partners, LLC for an aggregate purchase price of $10 million. The Series A Preferred Stock bears a cumulative compounding dividend of 8% per annum, payable at the Company's option in cash or Common Stock, at the Company's option and has a liquidation preference equal to the face value of the Series A Preferred Stock, plus accumulated dividends. The Series A Preferred Stock ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends. The issuance of the Series A Preferred Stock was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The holders of the Series A Preferred Stock represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were affixed to the share certificates issued in connection therewith.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Report:


EXHIBIT NO.   DESCRIPTION
-----------   -----------
       3.5    Amended and Restated Bylaws of the Company
    +10.18    Service Agreement by and between the Company and Marketing
              Out Of the Box, Inc. dated August 16, 1999
        27    Financial Data Schedule.

+ Confidential treatment requested as to certain portions of this Exhibit. Such portions have been redacted.

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


November 9, 1999