Form 10KSB
period 1999-12-31
BLUEFLY INC
filed 2000-03-30
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

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

The issuer's revenues for its most recent fiscal year were:   $4,951,000

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 15, 2000 based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation SmallCap Market was approximately $39,500,000.

As of March 15, 2000, the issuer had outstanding 4,924,906 of shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one):  Yes [ ]  No [X]

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Bluefly, Inc. (the "Company" or "Bluefly") is a leading Internet retailer of designer fashions and home furnishings at outlet store prices. The Company sells over 300 brands of designer apparel and home accessories at 25 to 75 percent off of retail prices via its Web Site ("Bluefly.com" or the "Web Site"). The Web Site, which also offers a variety of fashion-related content, was launched in September 1998.

The Company's goal is to create a superior marketplace for end-of-season and excess apparel by addressing inherent deficiencies in the traditional market for off-price apparel that limit its appeal to both customers and designers. The Company believes that the economic advantages provided by Internet retailing, including inventory management efficiencies resulting from centralized warehousing and distribution and the ability to more easily maintain an upscale atmosphere through the design of a single online storefront, provide a unique opportunity to address these deficiencies. The Company's goal is to utilize these economic advantages to create a new retail paradigm that combines the best practices of a number of successful retail and fashion companies. Accordingly, the Company strives to combine:

1. the breadth of product selection found at Bloomingdale's;
2. the quality of customer service provided by Nordstrom;
3. the type of values typically found at traditional off-price retailers such as T.J. Maxx;
4. the atmosphere of an upscale department store such as Barney's;
5. the type of content found at a national fashion magazine such as Vogue; and
6. the convenience of Amazon.com

In addition, Bluefly.com features MyCatalog(SM) - the Company's proprietary database search technology which allows a user to create a personalized catalog that features only the brands, sizes and styles in which the user is interested. The Company believes that it has created a customer experience that is fundamentally better than that offered by traditional off-price retailers. Similarly, the Company believes that its upscale atmosphere, fashion content and premium brand selection create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels.

The Company was incorporated under the laws of the State of New York in 1991 as Pivot Corporation. In 1994, the Company changed its name to Pivot Rules, Inc., and, in October 1998, changed its name to Bluefly, Inc. Bluefly.com was publicly launched in September 1998. In June 1998, prior to the launch of Bluefly.com, the Company discontinued its Pivot Rules division, which marketed a collection of golf sportswear, in order to devote all of its energy and resources to building Bluefly.com.

MARKET OPPORTUNITY

THE ONLINE APPAREL MARKET

The dramatic growth of e-commerce has been widely reported and is expected to continue. Forrester Research ("Forrester") estimates that online purchases by U.S. consumers will grow from approximately $20 billion in 1999 to $184 billion by 2004, representing a compound annual growth rate of 56%. International Data Corporation estimates that the number of total online purchasers will grow from approximately 31 million in 1998 to 183 million in 2003, representing a compound annual growth rate of 43%. The Company believes that a number of factors will contribute to the growth of e-commerce, including (i) shoppers' growing familiarity and comfort with shopping online; (ii) the proliferation of devices to access the Internet, and (iii) technological advances that make navigating the Internet faster and easier.

The NDP Group ("NDP") reported that online apparel sales reached $1.1 billion in 1999, approximately twice the amount of 1998 sales. NPD expects triple digit growth in online apparel sales again in 2000. According to Forrester projections, apparel and accessory purchases will grow to $26 billion in 2004. The Company believes that the market for online sales of apparel is growing faster than many other categories as a result of a confluence of trends, including (i) the growth of women online, (ii) the expansion of online traffic from technology oriented users to users with mainstream demographics and (iii) the development of sophisticated tools (such as the Company's MyCatalog) to search complex product categories such as apparel.

As of January 1999, according to Jupiter Communications ("Jupiter"), women comprised 48% of the online population, up from 45% as of January 1998. According to Jupiter, by 2001, it is expected that women will represent over half of the online population. Since women, according to Jupiter, spend almost three times as much as men on the remote purchase of apparel, the Company believes that the increasing number of women online is likely to fuel the growth of online apparel sales. In addition, as the online audience expands from technology savvy pioneers to include mainstream consumers, demand for online goods and services should more closely mimic the general population's demands, and categories such as apparel will likely benefit disproportionately. In light of these factors, Jupiter projects that the apparel category will be one of the fastest growing product categories online through 2002. Of course, there can be no assurance that such expectations will prove to be correct or that they will have a positive effect on the Company's business.

CATALOG SALES AS A PREDICTOR OF FUTURE GROWTH

In many respects, shopping for apparel online is similar to purchasing apparel through a print catalog. In both cases, the tactile experience is absent from the transaction and shoppers must make purchase decisions on the basis of a photograph and a textual description. While the Company believes that sophisticated database technology, collaborative filtering, and the interactivity of the Web will ultimately make the Internet a far more compelling medium than catalogs, it also believes that the success of apparel sales via catalogs is a good predictor of the future success of apparel sales via the Internet.

In this regard, it is worth noting that, according to a 1997 report by the Direct Marketing Association, apparel and accessories was the largest product category sold via catalogs and represented approximately $16 billion, or 34%, of the industry's $48 billion of consumer sales. The success of companies such as J.Crew and Land's End is perhaps the best evidence that people are prepared to purchase clothing and accessories remotely despite the fact that no catalog can convey the tactile element of clothing or provide a fitting room in which consumers can try on clothing. In fact, nearly 23% of all adults in the United States made at least one clothing purchase in 1995 through remote channels according to Simmons Market Research.

In contrast, the direct-to-consumer book category, which has shown early success on the Internet, represents a market approximately one fifth of the size of the direct-to-consumer apparel market. In 1996, the direct marketing of books accounted for $2.75 billion of sales according to Maxwell Sroge Company. The Company therefore believes that it is competing in a market which is substantially larger than the one in which Amazon.com began. Of course, differences in markets and products make comparisons difficult.

THE MARKET FOR OFF-PRICE APPAREL

According to Discount Store News, traditional retailers of off-price apparel such as T.J. Maxx, Marshalls and Loehmanns, Inc. sold approximately $18.5 billion dollars worth of goods in 1997. In addition, the International Council of Shopping Centers reported that factory outlet sales of apparel and accessories equaled $8.3 billion dollars in 1997. The Company believes that this $26.8 billion dollar market has generally failed to address a number of consumer needs, including convenience and customer service, and has created brand dilution for designers who participate in the market.

By offering only the best fashion brands and products at competitive prices in a more convenient and compelling format with a high level of customer service, the Company intends to provide a meaningful alternative to both consumers and designers and revolutionize the off-price apparel industry.

THE BLUEFLY STRATEGY

The Company's objective is to become the preeminent Internet retailer of excess and end-of-season apparel, fashion accessories, and home products. The Company was the first to devote substantial time and resources to developing and promoting the direct-to-consumer market for off-price name brand apparel and accessories. This could be because, until recently, no medium existed that could accommodate both a high volume of traffic and the logistical infrastructure necessary to sell end-of-season and excess apparel inventory directly to customers in an efficient and economical manner.

The direct marketing of excess inventory and end-of-season apparel requires a cost effective medium that can display a large number of products, many of which are in limited supply and some of which are neither available in all sizes nor easily replenished. The Company believes print catalogs are not well suited to this task. The paper, printing, mailing, and other production costs of a print catalog can be significant. To support these costs, a traditional cataloger requires products that are replenishable, available in a full range of sizes and in substantial quantities. Similarly, television is a costly medium which requires substantial quantities of products that are available in a full size scale in order for it to be an economical medium. In addition, the number of items that can be displayed on television is limited, and television cannot permit viewers to search for products which interest them.

The Internet, however, is a far less expensive and, in many ways, more effective medium. By using the Internet as its platform, the Company can display an almost limitless number of items to a global audience without the high costs of printing and mailing. With the Internet, the Company can automatically update product images as new products arrive and other items sellout. By integrating a sophisticated relational database with the power of the Internet, the Company seeks to create a personalized shopping environment and allow its customers to search for the products that specifically interest them. Accordingly, the Company believes that the Internet is a medium which will permit it to market its products globally in a cost-effective manner.

MARKETING INITIATIVES

The Company has implemented an aggressive advertising and marketing campaign to increase awareness of the Bluefly brand and acquire new customers. The Company is seeking to position the Bluefly brand as the world's first full service outlet store, combining the service and selection found at the best high-end retailers such as Saks Fifth Avenue or Nordstrom with savings typically available only at off-price stores such as TJ Maxx, Ross or company-owned outlet stores. The Company seeks to incorporate this branding effort into all aspects of its operations, including advertising, customer service, site experience, packaging and delivery.

The Company plans to acquire new customers through multiple channels, including traditional and online advertising, direct marketing and the expansion of its strategic online relationships. The Company has established strategic marketing alliances with many of the top Internet portals, including AOL, Yahoo!, MSN, Lycos and Excite, as well as with more targeted vertical portals such as Women.com and Alloy Online and online search engines such as Inktomi. The Company also obtains online advertisements through short-term agreements with a variety of Web sites. The Company believes that it has been able to negotiate favorable rates and positioning on most of these Web sites in part because the portals may have recognized that online consumers will not be fully satisfied by the single brands offered by vertical retailers such as Gap, Inc., J.Crew Group, Inc., Spiegel, Inc. (i.e. Eddie Bauer), and Land's End, which have thus far dominated apparel sales in the online apparel category's brief history. The Company believes that, as an early leader in the online off-price apparel category, it has been able to leverage its broad product offering and compelling value for apparel to obtain favorable position on many of the major portals.

The Company's traditional advertising efforts have focused on print media. The Company's current print media campaign, which commenced in May 1999, has run in over 20 national magazines, including Vogue, Harper's Bazaar, Elle, InStyle, Esquire, GQ and Seventeen. The Company also tested a radio campaign in the New York metropolitan area during November and December 1999.

MERCHANDISING

The Company's merchandising efforts are led by a team of 7 buyers who hail from such venerable retailers as Saks Fifth Avenue, Bergdorf Goodman and Henri Bendel. The Company buys products directly from designer brands as well as from retailers and other third party indirect resources. Currently, the Company offers products from more than 300 top, name brand designers, which the Company believes to be the widest selection of designers available on the Internet. It has established direct supply relationships with over 200 of such designers. The Company believes that it has been successful in opening up more than 200 direct relationships in part because it has devoted substantial resources to establishing Bluefly.com as a high-end retail environment. In this regard, the Company is committed to displaying all of its merchandise in an attractive manner, offering superior customer service and gearing all aspects of its business towards creating a better channel for top designers to liquidate their excess inventory. In 1999, approximately 14.6% of the Company's inventory was purchased from one supplier, down from 40.6% in 1998. Based upon its successes to date in establishing both direct and indirect supply relationships, the Company believes that it will be able to obtain the quantity, selection and quality of fashion products necessary to operate its business, however there can be no assurance that this will be the case.

The Company takes title and delivery of its inventory prior to offering it online because of the apparel industry's widespread practice to short ship product and reallocate products after purchase orders are placed. This step is taken to assure that customers' purchases are in-stock and available for immediate shipment. Although several competitive online business models exist that rely on suppliers to fill orders for Web stores, the Company believes that its business model is superior. The Company's approach also significantly increases the pool of potential suppliers since many major vendors will not enter into a relationship with an online retailer if it obligates the vendor to operate on a consignment basis or fulfill product directly. In several cases, the Company has entered into, and will continue to enter into, consignment relationships with certain of its suppliers where it is beneficial to the Company. To date, such relationships have not been material. The Company does not anticipate that consignments will comprise a meaningful part of its business in the near future.

For a number of reasons, the Company believes that its inventory risk can be lower than that of traditional retailers:

(i) By centralizing its inventory, the Company believes it will be able to optimize its inventory turns because it is not forced to anticipate sales by region or allocate merchandise between multiple locations.
(ii) The Company's Web Site captures a tremendous amount of customer data that the Company intends to use to optimize its purchase of inventory. For example, as a customer navigates through the virtual store, the Company can track the customer's path and draw certain conclusions based on which departments, sizes, designers and product categories are clicked on as well as the products that are actually being purchased. This will significantly aid the Company in planning inventory purchases. In addition, the Company's MyCatalog feature also can facilitate better inventory planning. In order to use this service, customers enter their sizes, favorite departments, product categories and designers to produce a personalized catalog of all the products currently in stock that match their interest. As a result of this wealth of customer data, the Company may be able to better predict the demand for certain brands and product categories, as well as make more informed buying decisions.
(iii) Unlike traditional brick and mortar retailers, the Company can change the pricing of its products almost instantaneously and can price products based on supply and demand.
(iv) Unlike traditional brick-and-mortar retailers, which have a limited amount of shelf space, significant rent payments and attendant sales personnel costs, the Company holds its inventory in a warehouse with a lower per square foot rental charge, minimal personnel costs and a vast amount of shelf space. These factors create lower inventory carrying costs.
(v) The Internet is global and the Company ships products to over 20 countries in the northern and southern hemisphere. Consequently, the Company may be less susceptible to seasonal markdowns, because, as the northern hemisphere is entering its Summer, the southern hemisphere is entering its Winter.

BLENDING COMMERCE AND CONTENT

The Company also believes that the Internet provides it with the opportunity to create an innovative contextual merchandising environment by integrating its product offerings into fashion content. As a result, the Company hopes to collapse the opinion forming, browsing and buying stages of the purchase process into a single step. As part of this effort, the Company has developed exclusive content relationships with popular fashion magazines such as Harper's Bazaar, Marie Claire, Esquire, Seventeen and Metropolitan Home. These magazines produce co-branded pages displayed on Bluefly.com that present the latest fashion trends and highlight products available for sale on Bluefly.com that allow readers to keep up with those trends.

WAREHOUSING AND FULFILLMENT

The Company stores its inventory at a third party warehouse and fulfillment center located in Niles, Illinois. When the Company receives an order, the information is transmitted to the fulfillment center which picks and packs the items included in the order and ships it directly to the customer. The Company's inventory database is updated on a real-time basis, allowing the Company to display on its Web Site only those styles, sizes and colors of product available for sale. The Company strives to pick, pack and ship all of its orders within two business days.

CUSTOMER SERVICE

The Company believes that a high level of customer service and support is critical to differentiating itself from traditional off-price retailers and maximizing customer acquisition and retention efforts. The Company's customer service effort starts with its Web Site, which is designed to provide an intuitive shopping experience. An easy to use help center is available on the Web Site and is designed to answer many of customers' most frequent questions. For customers who prefer e-mail or telephone assistance, the Company's customer service representatives are available seven days a week to provide assistance. To insure that customers are satisfied with their shopping experience, the Company generally allows returns for any reason within 90 days of the sale for a full refund.

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

The Company utilizes a major Internet service provider to host Bluefly.com and provide certain hardware and software as well as year round 24 hour systems support. The server and network architecture is designed to provide high speed, reliable access 24 hours a day, 365 days a year and allow for rapid scaling of hardware and bandwidth to accommodate sudden increases in site traffic.

COMPETITION

Electronic commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high growth market. The Company's competition for online customers comes from a variety of sources, including existing land-based retailers such as The Gap, Nordstrom, and Macy's which are using the Internet to expand their channels of distribution, and less established companies such as Boo.com, which are building their brands online. In addition, the Company's competition for customers comes from traditional direct marketers such as L.L. Bean, Lands' End, J.Crew and Spiegel's, television direct marketers such as QVC, land-based off price retail stores, such as T.J. Maxx, Marshalls, Filene's Basement and Loehmanns, which may or may not use the Internet to grow their customer base, and real estate companies who own land-based retail properties such as Prime Retail. Many of these competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, the Company expects additional competitors to emerge in the future.

The Company believes that the principal competitive factors in its market include: brand recognition, selection, convenience, order delivery performance, customer service, site features, content and price. Although the Company believes that it compares favorably with its competitors, it recognizes that this market is relatively new and is evolving rapidly, and, accordingly, there can be no assurance that this will continue to be the case.

INTELLECTUAL PROPERTY

The Company relies on various intellectual property laws and contractual restrictions to protect its proprietary rights in services and technology, including confidentiality, invention assignment and nondisclosure agreements with employees and contractors. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's intellectual property without its authorization. In addition, the Company pursues the registration of its trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which the Company's services are made available online.

The Company relies on technologies that it licenses from third parties. These licenses may not continue to be available to the Company on commercially reasonable terms in the future. As a result, the Company may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely effect the Company's business, financial condition, results of operations and cash flows.

The Company does not believe that its business, sales policies or technologies infringe the proprietary rights of third parties. However, third parties have in the past and may in the future claim that the Company's business, sales policies or technologies infringe their rights. The Company expects that participants in the e-commerce market will be increasingly subject to infringement claims as the number of services and competitors in the industry grows. Any such claim, with or without merit, could be time consuming, result in costly litigation or require the Company to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to the Company or at all. As a result, any such claim of infringement against the Company could have a material adverse effect upon the Company's business, financial condition, results of operations and cash flows.

GOVERNMENTAL APPROVALS AND REGULATIONS

The Company is not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. Although the Company is not aware of any permits or licenses that are required in order for it to sell apparel and fashion accessories on the Internet, permits or licenses may be required from international, federal, state or local governmental authorities to operate or to sell certain other products on the Internet in the future. No assurances can be given that such permits or licenses will be obtainable. The Company may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurance can be made that the Company will be able to comply with such legislation or statutes. The Company's Internet operations are not currently impacted by federal, state, local and foreign environmental protection laws and regulations.

EMPLOYEES

As of March 15, 2000, the Company had 75 full-time employees and 7 part-time employees. None of the Company's employees are represented by a labor union and the Company considers its relations with its employees to be good.


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

LIMITED WORKING CAPITAL; NEED FOR ADDITIONAL FINANCING. The Company's business is capital intensive, and it needs additional financing to effect its business plan. The Company has obtained a commitment from affiliates of Soros Private Equity Partners ("Soros"), the Company's largest shareholder, to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such finacings at the time that such financing is provided (the "Soros Commitment"). The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds from the Series A Preferred Stock Financing, the Soros Note and the Company's next round of financing (whether through the Soros Commitment or otherwise) together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements through the end of 2000. However, the Company intends to seek additional debt and/or equity financing during 2000 through a public offering, private placement or otherwise in order to maximize the growth of its business. There can be no assurance that additional financing will be available to the Company upon acceptable terms, or at all. The failure to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and results of operations, and significantly slow the pace of both customer and revenue growth. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

POTENTIAL DILUTION. To the extent that the Company raises additional capital by issuing equity securities (whether through the Soros Commitment or otherwise), current shareholders of the Company may experience significant dilution. Moreover, in connection with such a transaction, the Company could issue securities that have rights senior to the rights of holders of the

Common Stock. In addition, in the event that, in connection with any private financing, the Company issues (1) Common Stock at less than $10.50 per share or
(2) securities convertible into Common Stock at a rate of less than $10.50 per share, the holders of the Series A Preferred Stock would be entitled to additional securities as a result of their anti-dilution rights under the Company's Certificate of Incorporation. See "Management's Discussion and Analysis - Liquidity and Capital Resources."

LACK OF OPERATING HISTORY OF INTERNET BUSINESS; DIFFICULTY IN FORECASTING. The Company initiated the planning of Bluefly.com in March 1998 and launched Bluefly.com in September 1998. As a result of its limited operating history, it is difficult for the Company to forecast its revenues accurately. Moreover, the Company bases its current and future expense levels and operating plans on expected revenues, and a significant portion of its expenses are, to a large extent, fixed in the short term. Accordingly, the Company may be unable to adjust its spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause its net loss in a given quarter to be greater than expected and could also cause the Company's operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of the Company's Common Stock could decline significantly.

START-UP RISKS. The Company has incurred and expects to continue to incur significant expenditures in connection with the establishment, expansion and maintenance of Bluefly.com. These expenses include advertising and marketing expenses which are necessary to attract a high volume of traffic to Bluefly.com, research and development costs and other infrastructure costs.

RECENT LOSSES; ANTICIPATED FUTURE LOSSES. The Company incurred a net loss from continuing operations of $13,257,000 in 1999 and $2,478,000 in 1998. The Company anticipates that losses will continue for the foreseeable future as it incurs and expends substantial amounts on the development, marketing, advertising and operations of Bluefly.com to build recognition and market share.

DEPENDENCE ON INDIRECT SUPPLY SOURCES; RISK OF LITIGATION. The Company purchases products both directly from brand owners, and indirectly from retailers and third party distributors. The purchase of product through indirect sources increases the risk that the Company will mistakenly purchase and sell non-authentic or damaged goods. The Company has taken steps to insure that it sells only authentic, high quality name brand products and to avoid selling any non-authentic or damaged goods. While the Company believes that its procedures are effective, the possibility for error exists and therefore it faces potential liability under applicable laws, regulations, agreements and orders for the sale of non-authentic or damaged goods. Moreover, any claim by a brand owner, with or without merit, could be time consuming, result in costly litigation and generate bad publicity for the Company. In addition, brand owners could establish procedures to limit or control the Company's ability to purchase products indirectly, and several brand owners in the U.S. have distinctive legal rights rendering them the only legal importer of their respective brands into the U.S. In the event that the Company acquires such product indirectly from distributors and other third parties who may not have complied with applicable customs laws and regulations, such goods could be subject to seizure from our inventory by U.S. customs, and the importer may have a civil action for damages against us.

DIFFICULTIES IN MANAGING GROWTH. The Company's historical growth has placed, and any further growth is likely to continue to place, a significant strain on the Company's management and administrative resources. Any failure to manage growth effectively could have a material adverse effect on the Company's business, financial condition and results of operations. The Company has grown from 27 employees in March 1999 to 82 employees in March 2000. To be successful, the Company must continue to implement management information systems and improve its operating, administrative, financial and accounting systems and controls. The Company will also need to train new employees and maintain close coordination among its executive, accounting, finance, marketing, merchandising, operations and technology organizations. Moreover, the Company's business is dependent upon its ability to expand its third party fulfillment operations, technology infrastructure and inventory levels to accommodate increases in demand, particularly during the peak holiday selling season. In addition, the Company's planned expansion efforts in these areas could cause disruptions in its business. Any failure to expand the Company's third party fulfillment operations, technology infrastructure and inventory levels at the pace needed to support customer demand could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON THIRD PARTIES AND CERTAIN RELATIONSHIPS. The Company will be heavily dependent upon its relationships with its fulfillment operations provider and Web hosting provider, as well as delivery companies like United Parcel Service of America, Inc., to service its customers' needs. The Company's business is also generally dependent upon its ability to obtain the services of programmers and Web site designers and other persons and entities necessary for the development and maintenance of Bluefly.com. The failure of the Company to obtain the services of any person or entity upon which it is dependent on satisfactory terms, or the inability to replace such relationship would have a material adverse impact on the Company's business prospects, financial condition and results of operations.

COMPETITION. Electronic commerce generally and the online retail apparel and fashion accessories market are new, rapidly changing and intensely competitive. See "Competition."

AVAILABILITY OF MERCHANDISE. Although the Company believes it has and will continue to establish relationships with vendors which will offer competitive sources of name brand apparel and fashion accessories for Bluefly.com, there can be no assurance that it will be able to obtain the quantity, selection or brand quality of items which the Company believes is necessary to operate. See "Merchandising."

UNCERTAIN ACCEPTANCE OF BRAND. The Company believes that establishing, maintaining and enhancing its brand is a critical aspect of its efforts to attract and expand its online traffic. Promotion of Bluefly.com will depend largely on the Company's success in providing a high-quality online experience supported by a high level of customer service, which cannot be assured. Establishing brand recognition will also require significant advertising and marketing expenditures. The Company's future success, and in particular its revenues and operating results, depend upon its ability to successfully execute several key aspects of its business plan. The Company must continually increase the dollar volume of transactions booked through Bluefly.com, either by generating significantly higher and continuously increasing levels of traffic to Bluefly.com or by increasing the percentage of visitors to its online sites who purchase products, or through some combination thereof. The Company must also achieve a high level of repeat purchasers. In addition, the Company must deliver a high level of customer service and compelling content. Although the Company has established relationships with portal companies such as, America Online, Lycos, The Microsoft Network, Women.com, TheGlobe.com, Inktomi and Yahoo!, there can be no assurance that these relationships can be maintained.

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

RAPID TECHNOLOGICAL CHANGE. To remain competitive, the Company must continue to enhance and improve the responsiveness, functionality and features of Bluefly.com. The online commerce industry is characterized by rapid technological change, evolving user and customer requirements and preferences, frequent new product, service and technology introductions, and the emergence of new industry standards and practices.

DEPENDENCE ON CONTINUED GROWTH OF ONLINE COMMERCE AND OF ONLINE PURCHASES OF APPAREL. The Company's future revenues and any future profits will be dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers.

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

DEPENDENCE ON KEY PERSONNEL. The Company believes its success will depend to a significant extent on the efforts and abilities of its Executive Officers. The Company has entered into employment agreements with Mr. Seiff, Mr. Barry, Mr. Stevens and Mr. Morris which expire in December 2002, July 2002, November 2003 and July 2002, respectively. The Company maintains a $1.2 million key person life insurance policy on the life of Mr. Seiff. The Company's operations will also depend to a great extent on its ability to attract new key personnel with Internet experience and retain existing key personnel in the future. The market for personnel with Internet experience is extremely competitive.

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

RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS. International sales are subject to inherent risks, including: unexpected changes in regulatory requirements and tariffs, difficulties in staffing and managing foreign operations, longer payment cycles, greater difficulty in accounts receivable collection, potentially adverse tax consequences, price controls, or other restrictions on foreign currency, differing laws governing intellectual property rights and difficulties in obtaining export and import licenses. To the extent the Company develops significant revenues from international sales, gains and losses on the conversion of foreign payments into U.S. dollars may contribute to fluctuations in the Company's results of operations and fluctuating exchange rates could cause reduced gross revenues and/or gross margins from dollar-denominated international sales.

SUBSTANTIAL OWNERSHIP BY SOROS. Soros currently owns 460,000 shares of the 500,000 outstanding shares of the Company's Series A Preferred Stock. The shares of Series A Preferred Stock owned by Soros are convertible into 876,190 shares of the Company's Common Stock (exclusive of any dividends on the Series A Preferred Stock, which may be paid, at the option of the Company, through the issuance of Common Stock), or approximately 15% of the Company's outstanding Common Stock. The holders of the Series A Preferred Stock vote on an "as-converted" basis with the holders of the Common Stock. In addition, in connection with the Soros Note and the Soros Commitment, Soros received a warrant to purchase up to 175,000 shares of Common Stock (subject to certain vesting provisions relating to the timing of the Company's next round of financing) at an exercise price equal to the value of a share of Common Stock as determined in the Company's next round of financing (the "Soros Warrant"), exercisable for a term of 5 years. By virtue of their ownership of the Series A Preferred Stock, Soros has certain rights to appoint a designee to the Company's Board of Directors, and the Company is required to get the approval of such designee prior to taking certain actions. In addition, the holders of the Series A Preferred Stock have certain pre-emptive rights to participate in future equity financings and certain anti-dilution rights which could result in the issuance of additional securities to such holders, and may purchase additional equity securities of the Company pursuant to the Soros Note and the Soros Commitment. Because of Soros' large percentage of ownership and its rights as the holder of Series A Preferred Stock, Soros may have significant influence over the Company's management and policies, such as the election of the Company's directors, the appointment of new management and the approval of any other action requiring the approval of the Company's shareholders, including any amendments to the Company's certificate of incorporation and mergers or sales of all or substantially all of the Company's assets.

SHARES ELIGIBLE FOR FUTURE SALE. The market price of the Company's Common Stock could decline as a result of future sales of substantial amounts of its Common Stock, or the perception that such sales could occur. Furthermore, the holders of the Series A Preferred Stock have the right to require the Company to register the shares of Common Stock underlying these securities under certain circumstances, which may facilitate their sale of shares in the public market.

ITEM 2.  PROPERTIES

The Company leases approximately 17,300 square feet of office space in New York City. The property is in good operating condition. The lease expires in 2009. The Company's total lease payments for the current space during 2000 will be approximately $214,000. The Company is currently seeking additional office space.

ITEM 3.  LEGAL PROCEEDINGS

The Company was named as a defendant in an action commenced by Tommy Hilfiger Licensing, Inc. ("Hilfiger") in August 1999 in the United States District Court for the Southern District of New York. In its complaint, Hilfiger specifically alleged that ten styles of Hilfiger product sold by the Company were not authentic Hilfiger merchandise and also alleged, upon information and belief, that the Company had sold other styles of Hilfiger merchandise that were not authentic. The Company sold less than $5,000 of the styles of product that Hilfiger has specifically alleged to be inauthentic. In March 2000, the Company and Hilfiger settled the lawsuit on terms acceptable to both parties. The Company does not believe that the settlement will have a material adverse effect upon its business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's Annual Meeting of Shareholders (the "Meeting") was held on December 9, 1999. At the close of business on the record date for the Meeting (which was October 28, 1999) there were 4,920,206 shares of Common Stock issued and outstanding, each entitled to one vote, and 500,000 shares of the Company's Series A Preferred Stock, $.01 par value (the "Series A Preferred Stock"), each entitled to two votes. The total number of votes entitled to vote at the Meeting was therefore 5,920,206. Holders of Common Stock and/or Series A Preferred Stock entitled to cast 5,533,418 votes were present at the Meeting, either in person or by proxy. The following individuals were elected to the Company's Board of Directors, to hold office until the Company's Annual Meeting of Shareholders in the year indicated below and until their respective successors are duly elected and qualified:

NOMINEE                    IN FAVOR        WITHHELD       TERM
-------                    --------        --------       ----

Red Burns                 5,510,093         23,325        2000
Martin Miller             5,510,093         23,325        2000
Robert G. Stevens         5,510,093         23,325        2000
E. Kenneth Seiff          5,510,093         23,325        2001
Mark H. Goldstein         5,510,093         23,325        2001
Ellin J. Saltzman         5,510,093         23,325        2001

In addition, prior to the Meeting, the holders of the Series A Preferred Stock designated Neal Moszkowski to the Board of Directors pursuant to their rights under the Company's Certificate of Incorporation.

At the Meeting, shareholders also approved certain amendments to the Company's 1997 Stock Option Plan (the "Plan") to (i) increase the aggregate number of shares of Common Stock which may be the subject of options granted pursuant to the Plan from 500,000 shares to 1,500,000 shares; (ii) decrease the number of options initially granted pursuant to the Plan to each non-employee director upon election or appointment as a director from 5,000 shares to 3,750 shares of Common Stock; and (iii) increase the size of the annual option grant made pursuant to the Plan to each non-employee director who is a member of the Board of Directors on April 30 of each year during the term of the Plan from 2,500 shares to 3,750 shares of Common Stock. Voting on this matter was as indicated below:

IN FAVOR          AGAINST        ABSTAINED        BROKER NON-VOTES
--------          -------        ---------        ----------------

2,744,864         62,558           7,751             2,718,245

                                     PART II


ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock, par value $.01 per share ("Common Stock") is quoted on The Nasdaq SmallCap Market. The following table sets forth the range of high and low bid price information for the Common Stock based on quotations from the Nasdaq SmallCap Market for the periods indicated:

          FISCAL 1998                     HIGH              LOW
          -----------                     ----              ---
          First Quarter                   $2.13            $1.94
          Second Quarter                  $6.59            $1.50
          Third Quarter                   $4.67            $1.94
          Fourth Quarter                 $24.19            $2.00


          FISCAL 1999                     HIGH              LOW
          -----------                     ----              ---
          First Quarter                  $17.88            $8.69
          Second Quarter                 $12.88            $7.50
          Third Quarter                  $14.00            $8.00
          Fourth Quarter                 $16.69            $8.50

As of March 15, 2000, there were approximately 82 holders of record of the Common Stock. The Company believes there were substantially in excess of 5,000 beneficial holders of the Common Stock as of such date.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW

The Company is a leading Internet retailer of designer fashions and home furnishings at outlet store prices. The Company offers an extensive selection of designer products from over 300 brands, which the Company believes to be the broadest selection of designer products available on the Internet.

The Company derives revenue primarily from the sale of designer products on its Web Site. Merchandise revenue is recognized when goods are shipped to the Company's customers from its third party warehouse, which occurs only after credit card authorization. For sales of merchandise, the Company is responsible for pricing, processing and fulfilling the orders. The Company processes merchandise returns and bears the credit risk for these transactions. The Company generally permits returns for any reason within 90 days of the sale. Accordingly, the Company reserves for estimated future returns and bad debt at the time of shipment based on historical data. Historically, the Company's rate of product returns and bad debt has been approximately 27%. However, the Company's future return and bad debt rates could differ significantly from historical figures.

The Company has incurred substantial costs to develop its Web Site and infrastructure. In order to expand its business, the Company intends to invest heavily in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. The Company, therefore, expects to continue to incur substantial operating losses for the foreseeable future.

In June 1999, the Company launched a house and home division, and, in July 1999, the Company launched a complete redesign of its Web Site, which, among other things, introduced a teens department and a gifts department. The Company believes that the redesigned Web Site offers consumers a better shopping experience, including significantly improved navigation and search options, larger image sizes and a faster checkout process. The redesigned Web Site can also handler larger volumes of traffic and order flow. During July and August of 1999, the Company implemented real-time credit card authorization and fraud screening software designed to increase the order fill rate and reduce fraudulent credit card charges. Throughout 1999, the Company added additional Web servers and technology to speed the Web Site's response time.

In July 1999, the Company leased an additional 8,300 square feet of space for its corporate headquarters. This additional space allowed the Company to hire more employees and move its customer service department in-house. As a result of these changes, response times to customer inquiries have improved significantly. The additional space also allowed the Company to expand its production studio space in order to nearly triple the number of products it can style, photograph and describe each week.

In August 1999, the Company moved to a larger, more robust third party warehouse and fulfillment center in order to accommodate increased inventory levels and higher order volume. The new facility has over three times the amount of square footage as was available at the Company's previous third party warehouse and fulfillment center.

In December 1999 and January 2000, the Company entered into a series of strategic alliances with fashion magazines, including Harpers' Bazaar, Esquire, Marie Claire, Metropolitan Home and Seventeen, through which the magazines provide exclusive content for the Web Site highlighting current fashion trends and products sold by Bluefly that help a customer to keep up with current trends.

The Company's quarterly net sales grew throughout 1999, from $305,000 during the first quarter, to $741,000 in the second quarter, to $863,000 in the third quarter, to approximately $3 million in the fourth quarter.

Similarly, the Company's success at converting traffic into revenues has continued throughout the year, with monthly average gross revenue per unique visitor (as measured by Media Metrix) increasing from $.70 during the first quarter, to $.93 during the second quarter, to $1.49 during the third quarter, to $2.76 during the fourth quarter. The Company believes that this increase in its ability to convert visitors into customers reflects the wide scale improvements that it made to its Web site design, technology infrastructure and merchandising mix throughout the year.

The Company also made significant strides in broadening its selection of designer products to include over 300 brands, of which over 200 have entered into direct supply relationships with the Company.

Bluefly.com was publicly launched in September 1998. In June 1998, prior to the launch of Bluefly.com, the Company discontinued its Pivot Rules division, which marketed a collection of golf sportswear in order to devote all of its resources to building Bluefly.com.

The Company has presented its financial statements in order to reflect the discontinued operations in accordance with generally accepted accounting principles. Although the start-up phase of Bluefly.com did not begin until April 1998 and the site was not launched until September 8, 1998, in accordance with generally accepted accounting principles, the Company reflected in continuing operations for 1998 (i) general and administrative expenses, (ii) interest income, and (iii) related tax provisions, all of which relate to on-going corporate activities. Accordingly, net losses from continuing operations in 1998, attributable to those aspects of the business which have continued were $197,000.

RESULTS OF OPERATIONS

NET SALES: For 1999, gross sales (revenue from product sales before any adjustment for reserves) totaled $6,871,000. The Company recorded a provision for returns and credit card chargebacks and other discounts of $1,920,000, or approximately 27.9% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns and credit card chargebacks and adjustments for uncollected sales taxes, the Company's net sales for 1999 were $4,951,000. Bluefly.com was launched in September 1998. Net sales for the period from launch to December 31, 1998 were $215,000.

COST OF SALES: Cost of sales for 1999 totaled $3,766,000, resulting in gross margin of 23.9%. Cost of sales consists of the cost of product sold to customers, in-bound shipping costs, inventory reserves and packing materials. Bluefly.com was launched in September 1998. Cost of sales for the period from launch to December 31, 1998 were $266,000, resulting in negative gross profit of $51,000. The negative gross profit in 1998 was the result of inventory reserves arising from situations during the start-up phase of Bluefly.com in which the Company pre-paid for merchandise and (i) received merchandise from suppliers that did not meet the high standards of quality set by the Company and (ii) received less than the amount purchased.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses totaled $11,424,000 for 1999, representing costs associated with online strategic marketing relationships, print and radio advertising, Web Site hosting, inventory management, including outbound shipping costs, fulfillment and customer service. Selling, marketing and fulfillment expenses for 1998 were approximately $1,121,000.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,460,000 for 1999, compared to $1,166,000 for 1998. General and administrative expenses include salaries and related expenses, recruiting fees, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in general and administrative expenses in 1999, as compared to 1998, was largely the result of an increase in employees, fees paid to consultants and search firms and legal expenses. The Company has increased its head count across all departments, growing the Company from 12 employees as of December 31, 1998 to 75 as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1999 and March 29, 2000, the Company had approximately $7.9 million and $4.0 million, respectively, of liquid assets, entirely in the form of cash and cash equivalents. As of December 31, 1999, the Company had approximately $7,020,000 of inventory.

Pursuant to the Soros Commitment, Soros has agreed, at the Company's option, to provide up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided. The Company's investment banker, Credit Suisse First Boston, is advising it in determining its most prudent financing strategy, including whether to proceed with a round of financing with Soros pursuant to the Soros Commitment, with one or more other private investors or some combination thereof. In the interim, Soros has provided the Company with $3 million in debt financing through the issuance of a note that bears interest at the rate of 8% per annum and is due in January 2002 (the "Soros Note"). The Soros Note provides that amounts due thereunder will convert into securities sold in the Company's next round of financing and will be considered as part of the $15 million of financing committed under the terms of the Soros Commitment. In connection with the Soros Commitment and the Soros Note, the Company has granted Soros the Soros Warrant, pursuant to which it has the right to purchase up to 175,000 shares of Common Stock (subject to certain vesting provisions relating to the timing of the Company's next round of financing) at an exercise price equal to the value of a share of Common Stock as determined in the Company's next round of financing, exercisable at any time during the next 5 years.

In July 1999, the Company entered into an Investment Agreement with an investor group led by affiliates of Soros Private Equity Partners, LLC (the "Soros Investment Agreement") pursuant to which it issued 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock") for an aggregate purchase price of $10 million. The Series A Preferred Stock is convertible into shares of Common Stock at a rate of $10.50 per share, and bears a cumulative compounding dividend of 8% per annum, payable upon conversion in cash or in Common Stock, at the Company's option. The Series A Preferred Stock may be converted into Common Stock at any time by the holders thereof and will automatically be converted into Common Stock if the closing price of the Common Stock is $31.50 or higher for 30 consecutive trading days, or immediately prior to the consummation of a merger or sale of all or substantially all of the assets of the Company, pursuant to which shareholders of the Company are to receive cash, securities and/or other property worth at least $31.50 per share of Common Stock. Excluding shares of Common Stock that may be issued as payment for accrued dividends, the 500,000 shares of Series A Preferred Stock will be convertible into 952,381 shares of Common Stock, subject to customary anti-dilution provisions. The Series A Preferred Stock has a liquidation preference equal to the face value of the Series A Preferred Stock plus accrued dividends and ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to dividends. The holders of the Series A Preferred Stock vote on an "as converted" basis with holders of Common Stock and have certain rights to appoint a designee to the Company's Board of Directors. Certain actions of the Company may not be taken without the approval of such designee. In addition, holders of the Series A Preferred Stock have certain registration rights with respect to the Common Stock issuable upon conversion of the Series A Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company.

In April 1999, because it had divested its golf wholesale division, the Company terminated its credit arrangement and Retail Collection Factoring Agreement with its factor. All funds deposited with the factor were transferred to the Company.

In May 1997, the Company completed an initial public offering (the "IPO") of equity securities. Pursuant to the IPO, the Company sold 1,500,000 units (the "Units"), with each Unit consisting of one share of Common Stock and one redeemable common stock purchase warrant entitling the holder thereof to purchase one share of Common Stock at $5.00 per share during the four-year period commencing on May 15, 1998 (the "Warrants"). In connection with the IPO, the Company also sold to the underwriter of the IPO, for an aggregate purchase price of $100, 150,000 Unit Purchase Options ("UPO's"), with each UPO entitling the holder thereof to purchase one Unit at an initial price of $8.00 per Unit during the four-year period commencing on May 15, 1998.

The Company had the right to redeem the Warrants at any time after they became exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeded $8.25 for a specific period of time, and upon specific notice provisions. In December 1998, the Company provided notice of its election to redeem the Warrants. Included in the redemption were 1,500,000 outstanding Warrants that were issued in connection with the IPO in May, 1997, 363,000 outstanding Warrants that were issued in connection with the Company's 1997 bridge financing, and, 135,250 Warrants that were issued in connection with the exercise of the UPO's. During December 1998, 573,250 Warrants were exercised for gross proceeds of $2,867,000 and an additional 1,412,374 Warrants were exercised in January 1999 for gross proceeds of $7,062,000. In addition,135,250 UPO's were exercised in December 1998 for gross proceeds of $1,082,000 and 900 UPO's were exercised in January 1999 for proceeds of $7,000. As of December 31, 1999, there were 11,500 UPO's outstanding.

The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds from the Series A Preferred Stock financing, the Soros Note, and the Company's next round of financing (whether through the Soros Commitment or otherwise), together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements through the end of 2000. However, the Company intends to seek additional debt and/or equity financing during 2000 through a public offering, private placement or otherwise in order to maximize the growth of its business. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and results of operations and significantly slow the pace of both customer and revenue growth. See "Risk Factors - Limited Working Capital; Need for Additional Financing" and "Potential Dilution."

As of December 31, 1999, the Company has marketing and advertising commitments of $1,695,000 through December 31, 2000. In addition, the Company believes that in order to grow the business, the Company will need to make additional marketing and advertising commitments in the future.

In order to continue to expand its customer base and establish its brand name, the Company intends over the next 12 months to expand its advertising and commerce relationships with the major portals and national publications. However, the Company's marketing budget is subject to a number of factors, including the Company's results of operations as well as the Company's ability to raise additional capital. See "Risk Factors - Limited Working Capital; Need for Additional Financing."

In order to continue to expand its product offerings, the Company intends to expand its relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. The Company expects that its suppliers will continue to include retail stores and designers that sell excess inventory as well as third party end-of-season apparel aggregators. See "Risk Factors-Limited Working Capital; Need for Additional Financing." To achieve its goal of offering a wide selection of top name brand designer clothing and fashion accessories, the Company may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors. See "Risk Factors-Availability of Merchandise."

The Company expects to hire and train additional employees for the operations and development of Bluefly.com. However, the Company's ability to hire such employees is subject to a number of factors, including the Company's results of operations as well as the Company's ability to raise additional capital.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the Commission, however, it represents interpretations and practices followed by the Division of Corporate Finance and Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

ITEM 7.  FINANCIAL STATEMENTS

(a) The following Financial Statements are attached hereto in response to
    Item 7:

       Report of Independent Accountant                                     F-2

       Independent Auditors' Report                                         F-3

       Consolidated Balance Sheets as of December 31, 1999 and 1998         F-4

       Consolidated Statements of Operations for the three years ended
                 December 31, 1999, 1998 and 1997                           F-5

       Consolidated Statements of Changes in Shareholders' Equity for
                 the three years ended December 31, 1999, 1998 and 1997     F-6

       Consolidated Statements of Cash Flows for the three years ended
                 December 31, 1999, 1998 and 1997                           F-7

       Notes to Consolidated Financial Statements                           F-9

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of Bluefly, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 7 on page 16 present fairly, in all material respects, the consolidated financial position of Bluefly, Inc. at December 31, 1999 and the results of their operations and of their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP
New York, N.Y.
February 11, 2000 (except with respect to Notes 1 and 11,
                   as to which the date is March 28, 2000)

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

As more fully discussed in Notes 1 and 9 to the financial statements, on June 25, 1998, the Company's Board of Directors adopted a plan to discontinue its golf sportswear division. Historical assets and operations of the golf sportswear division have represented a substantial portion of the Company's assets and results of operations.


M.R. Weiser&Co.LLP
March 26, 1999
New York, N.Y.

BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
DOLLARS ROUNDED TO THE NEAREST THOUSAND
---------------------------------------------------------------------------------------------------------------
                                                                                    1999               1998
                                                                                ------------       ------------
Assets

Current assets:

    Cash and cash equivalents                                                   $  7,934,000       $  2,830,000
    Funds deposited with factor                                                            -          2,264,000
    Inventories, net                                                               7,020,000            429,000
    Prepaid expenses and other current assets                                      1,080,000            624,000
    Current assets of discontinued operations                                              -            553,000
                                                                                ------------       ------------
             Total current assets                                                 16,034,000          6,700,000

Property and equipment, net                                                        1,037,000            497,000
Other assets                                                                          38,000             15,000
                                                                                ------------       ------------

                                                                                $ 17,109,000       $  7,212,000
                                                                                ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                            $  4,287,000       $    489,000
    Accrued expenses and other current liabilities                                 2,236,000            267,000
                                                                                ------------       ------------
             Total current liabilities                                             6,523,000            756,000

Deferred income taxes                                                                      -             64,000
                                                                                ------------       ------------
                                                                                   6,523,000            820,000
                                                                                ------------       ------------

Commitments and contingencies (Note 7)

Shareholders' equity:
    Preferred stock - $.01 par value; 2,000,000 shares authorized,
      500,000 shares issued and outstanding in 1999,
      (liquidation preference: $20 per share plus accrued dividends)                   5,000                  -
    Common stock - $.01 par value; 15,000,000 shares authorized,
      4,924,906 and 3,433,255 shares issued and
      outstanding, respectively                                                       49,000             34,000
    Additional paid-in capital                                                    27,763,000         10,395,000
    Accumulated deficit                                                          (17,231,000)        (4,037,000)
                                                                                ------------       ------------
                                                                                  10,586,000          6,392,000
                                                                                ------------       ------------

                                                                                $ 17,109,000       $  7,212,000
                                                                                ============       ============

             The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
DOLLARS ROUNDED TO THE NEAREST THOUSAND
----------------------------------------------------------------------------------------------------------------------
                                                                           1999              1998             1997
                                                                       ------------      ------------     ------------
Net sales                                                              $  4,951,000      $    215,000     $          -
Cost of sales                                                             3,766,000           266,000                -
                                                                       ------------      ------------     ------------

             GROSS PROFIT (LOSS)                                          1,185,000           (51,000)               -

Selling, marketing and fulfilment expenses                               11,424,000         1,121,000                -
General and administrative expenses                                       3,460,000         1,166,000          819,000
Internet business start up costs                                                  -           332,000                -
                                                                       ------------      ------------     ------------

             TOTAL OPERATING EXPENSES                                    14,884,000         2,619,000          819,000
                                                                       ------------      ------------     ------------

             OPERATING LOSS FROM CONTINUING OPERATIONS                  (13,699,000)       (2,670,000)        (819,000)

Interest and other income, net                                              440,000           142,000          123,000
                                                                       ------------      ------------     ------------

             LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        (13,259,000)       (2,528,000)        (696,000)

Income tax benefit                                                            2,000            50,000          227,000
                                                                       ------------      ------------     ------------

             LOSS FROM CONTINUING OPERATIONS                            (13,257,000)       (2,478,000)        (469,000)
                                                                       ------------      ------------     ------------

Discontinued operations - Note 9:
    Income (loss) from operations, net of income tax
      provision of $0, $105,000 and $45,000, respectively                    63,000        (1,178,000)          88,000
                                                                       ------------      ------------     ------------

             NET LOSS                                                  $(13,194,000)     $ (3,656,000)     $  (381,000)
                                                                       ============      ============      ===========

Preferred stock dividends                                                  (342,000)                -                -
                                                                       ------------      ------------     ------------

Net loss available to common shareholders                              $(13,536,000)     $ (3,656,000)    $   (381,000)
                                                                       ============      ============      ===========
Basic and diluted (loss) income per common share:
    Continuing operations                                                     (2.83)             (.89)            (.22)
    Discontinued operations                                                     .01              (.43)             .04
                                                                       ------------      ------------     ------------

             BASIC AND DILUTED LOSS PER SHARE                          $      (2.82)     $      (1.32)    $       (.18)
                                                                       ============      ============      ===========

Weighted average shares outstanding used in calculating basic
      and diluted income (loss) per common share                          4,802,249         2,770,869        2,149,315
                                                                       ============      ============     ============

                The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
DOLLARS ROUNDED TO THE NEAREST THOUSAND
------------------------------------------------------------------------------------------------------------------------------------
                                          PREFERRED STOCK,         COMMON STOCK,
                                           $.01 PAR VALUE         $.01 PAR VALUE
                                         ------------------    --------------------
                                         NUMBER OF             NUMBER OF                 ADDITIONAL      ACCUMULATED
                                          SHARES     AMOUNT     SHARES       AMOUNT    PAID-IN CAPITAL     DEFICIT         TOTAL
                                          ------     ------     ------       ------    ---------------     -------         -----
Balance at January 1, 1997                     -    $     -    1,200,000    $ 12,000    $   397,000     $          -    $   409,000

Issuance of warrants - bridge
  financing                                    -          -            -           -        138,000                -        138,000

Cancellation of warrants - bridge
  financing                                    -          -            -           -        (55,000)               -        (55,000)

Sale of units ($5.00 per share)                -          -    1,500,000      15,000      5,924,000                -      5,939,000

Net loss                                       -          -            -           -              -         (381,000)      (381,000)
                                         -------    -------    ---------    --------    -----------     ------------    -----------
Balance at December 31, 1997                   -          -    2,700,000      27,000      6,404,000         (381,000)     6,050,000

Issuance of common stock for services          -          -       24,755           -         49,000                          49,000

Issuance of common stock for exercise
  of warrants ($5.00 per share)                -          -      573,250       6,000      2,861,000                       2,867,000

Issuance of common stock for exercise
  of unit purchase options
  ($8.00 per share)                            -          -      135,250       1,000      1,081,000                       1,082,000

Net loss                                                                                                  (3,656,000)    (3,656,000)
                                         -------    -------    ---------    --------    -----------     ------------    -----------
Balance at December 31, 1998                   -          -    3,433,255      34,000     10,395,000       (4,037,000)     6,392,000

Issuance of Series A Preferred Stock
  ($20.00 per share) net of expenses
  of $57,000                             500,000      5,000            -           -      9,938,000                -      9,943,000

Exercise of warrants and stock options         -          -    1,491,651      15,000      7,381,000                -      7,396,000

Issuance of stock options to
  consultants                                  -          -            -           -         49,000                -         49,000

Net loss                                       -          -            -           -              -      (13,194,000)   (13,194,000)
                                         -------    -------    ---------    --------    -----------     ------------    -----------
BALANCE AT DECEMBER 31, 1999             500,000    $ 5,000    4,924,906    $ 49,000    $27,763,000     $(17,231,000)   $10,586,000
                                         =======    =======    =========    ========    ===========     ============    ===========


                The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
DOLLARS ROUNDED TO THE NEAREST THOUSAND
----------------------------------------------------------------------------------------------------------------
                                                                     1999             1998             1997
                                                                ---------------  --------------   --------------
Cash flows from operating activities:
    Loss from continuing operations                              $ (13,257,000)    $(2,478,000)      $ (469,000)
    Adjustments to reconcile loss from continuing operations
      to net cash provided by operating activities:
        Loss on equipment disposition                                        -           7,000            7,000
        Depreciation and amortization                                  130,000          84,000           31,000
        Common stock issued for services                                 7,000          49,000                -
        Deferred income taxes                                           50,000           5,000                -
        Non cash compensation                                           49,000               -                -
        Changes in operating assets and liabilities:
           Increase in:
             Inventories                                            (6,591,000)       (429,000)               -
             Prepaid expenses and other current assets                (507,000)       (399,000)        (128,000)
             Other assets                                              (23,000)              -                -
           (Decrease) increase in:
             Accounts payable, accrued expenses and
               other current liabilities                             5,767,000        (381,000)         756,000
             Deferred tax liability                                    (64,000)              -                -
                                                                ---------------  --------------   --------------

             NET CASH (USED IN) PROVIDED BY OPERATING
               ACTIVITIES - CONTINUING OPERATIONS                  (14,439,000)     (3,542,000)         197,000
                                                                ---------------  --------------   --------------

    Income/loss from discontinued operations                            63,000      (1,178,000)          88,000
    Adjustments to reconcile income from discontinued operations to net cash provided by (used in) operating activities:
        Loss on equipment disposal                                           -               -            3,000
        Write-down of property and equipment                                 -         259,000                -
        Write-down of prepaid expenses and other current assets              -         101,000                -
        Write-down of other assets                                           -         119,000                -
        Amortization of deferred costs for bridge financing                  -               -          293,000
        Amortization of debt discount                                        -               -           83,000
        Depreciation and amortization                                        -          44,000           45,000
        Deferred income taxes                                                -          94,000                -
        Changes in operating assets and liabilities:
           (Increase) decrease in:
             Inventories                                               187,000       1,413,000         (578,000)
             Non-factored receivables                                        -        (136,000)         (10,000)
             Prepaid expenses and other current assets                       -          70,000          (84,000)
           Increase (decrease) in:
             Income taxes receivable                                   195,000           7,000         (315,000)
                                                                ---------------  --------------   --------------

             NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES - DISCONTINUED OPERATIONS                    445,000         793,000         (475,000)
                                                                ---------------  --------------   --------------

             NET CASH USED IN OPERATING ACTIVITIES                 (13,994,000)     (2,749,000)        (278,000)
                                                                ---------------  --------------   --------------

Cash flows from investing activities - continuing operations:
    Purchase of property and equipment                                (670,000)        (88,000)        (519,000)
    Funds deposited with factor                                      2,264,000        (960,000)      (4,920,000)
    Increase of funds deposited with factor                                  -         553,000        3,063,000
                                                                ---------------  --------------   --------------

             NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES - CONTINUING OPERATIONS                    1,594,000        (495,000)      (2,376,000)
                                                                ---------------  --------------   --------------

                The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
DOLLARS ROUNDED TO THE NEAREST THOUSAND
----------------------------------------------------------------------------------------------------------------
                                                                      1999            1998             1997
                                                                ---------------  --------------   --------------
Cash flows from investing activities - discontinued operations:
    Purchase of property and equipment                          $            -   $     (22,000)   $    (236,000)
    Trademark costs                                                          -          (1,000)          (7,000)
                                                                ---------------  --------------   --------------

             NET CASH USED IN INVESTING ACTIVITIES -
               DISCONTINUED OPERATIONS                                       -         (23,000)        (243,000)
                                                                ---------------  --------------   --------------

             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     1,594,000        (518,000)      (2,619,000)
                                                                ---------------  --------------   --------------

Cash flows from financing activities - continuing operations:
    Net proceeds from issuance of Preferred Stock                    9,943,000               -                -
    Net proceeds from warrant redemption and unit purchase options   7,130,000       3,949,000                -
    Net proceeds from option exercise                                  260,000               -                -
    Net proceeds from initial public offering                                -               -        5,939,000
    Deferred costs association with initial public offering                  -               -           53,000
                                                                ---------------  --------------   --------------
             NET CASH PROVIDED BY FINANCING ACTIVITIES -
               CONTINUING OPERATIONS                                17,333,000       3,949,000        5,992,000
                                                                ---------------  --------------   --------------

Cash flows from financing activities - discontinued operations:
    Net change in due to/from factor                                   171,000       2,093,000       (2,211,000)
    Repayments of bridge financing                                           -               -       (1,500,000)
    Repayments of notes payable and short-tem loan                           -               -         (644,000)
    Net proceeds from bridge financing                                       -               -        1,207,000
    Deferred costs associated with bridge financing                          -               -           75,000
                                                                ---------------  --------------   --------------

             NET CASH PROVIDED BY (USED IN) FINANCING
               ACTIVITIES - DISCONTINUED OPERATIONS                    171,000       2,093,000       (3,073,000)
                                                                ---------------  --------------   --------------

             NET CASH PROVIDED BY FINANCING ACTIVITIES              17,504,000       6,042,000        2,919,000
                                                                ---------------  --------------   --------------

Net increase in cash                                                 5,104,000       2,775,000           22,000

Cash balance - beginning of year                                     2,830,000          55,000           33,000
                                                                ---------------  --------------   --------------

             CASH BALANCE - END OF YEAR                         $    7,934,000   $   2,830,000    $      55,000
                                                                ==============   =============    =============

Supplemental disclosure of cash flow information:

    Cash paid during the year for:
      Interest                                                               -   $       8,000    $      75,000
                                                                ==============   =============    =============
      Income taxes                                              $       17,000   $       5,000    $     125,000
                                                                ==============   =============    =============
    Non-cash transactions:
      Issuance of warrants in connection with bridge financing               -   $           -    $     138,000
                                                                ==============   =============    =============
      Cancellation of warrants in connection with
         bridge financing                                                    -   $           -    $      55,000
                                                                ==============   =============    =============
      Exchange of goods for services provided                   $       19,000
                                                                ==============

                The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

1.  THE COMPANY

    The Company is an internet retailer of designer fashions and home accessories at outlet store prices. The full service Web store ("Bluefly.com" or "Web Site") sells over 300 brands of designer apparel, accessories and house and home products at discounts of up to 75%. Bluefly.com, which launched in September 1998, also offers information on current fashion trends.

    The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. During 1999, the Company received additional financing of approximately $17 million. Should the need arise, the Company has received a commitment from a preferred stockholder to finance anticipated working capital deficiencies up to $15 million, if any, through December 31, 2000. Management believes that its current funds and the funds under commitment from a preferred stockholder will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2000. If anticipated operating results are not achieved, the Company intends to obtain additional equity or debt financings. If such financings are not available on terms acceptable to the Company, the Company will delay or reduce its expenditures in order for it to meet its obligations.

    On June 25, 1998, the Company's Board of Directors voted to discontinue the operations of its golf sportswear division and devote all of the Company's energy and resources to building Bluefly.com. See Note 9.

    Effective October 29, 1998, the Company's shareholders approved a resolution to change the name of the Company from Pivot Rules, Inc. to Bluefly, Inc.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION
    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

    REVENUE RECOGNITION
    The Company recognizes revenue on product sales when goods are shipped to the customer.

    Net sales include reductions for estimated returns, uncollectible accounts and sales discounts. The Company does not record proceeds received for shipping and handling as sales.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the SEC, however, it represents interpretations and practices followed by the Division of Corporation Finance and the Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company does not believe that the interpretations outlined in SAB 101 will have an impact on the Company's revenue recognition policies.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    RISKS AND UNCERTAINTIES
    The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks and uncertainties include, but are not limited to, the following: the competitive nature of the business and the potential for competitors with greater resources to enter such business; the Company's limited operating history and need for additional financing; consumer acceptance of the Internet as a medium for purchasing apparel; rapid technological change of online commerce and the potential for security risks; governmental regulation and legal uncertainties, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

    USE OF ESTIMATES
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include inventory valuation and reserves for returns and allowance for doubtful accounts. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS
    The Company considers all short-term marketable securities having an original maturity of three months or less to be cash equivalents.

    INVENTORIES
    Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method.

    PROPERTY AND EQUIPMENT
    Property and equipment are stated at cost. Equipment and software is depreciated on a straight-line basis over three to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are expensed as incurred.

    INCOME TAXES
    The Company recognizes deferred tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is realized in income in the period that includes the enactment date. In addition, valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

    LONG-LIVED ASSETS
    The Company's policy is to evaluate long-lived assets and certain identifiable intangibles for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets. The Company has not identified any such impairment of assets.

    STOCK BASED COMPENSATION
    The Company applies Statement of Financial Accounting Standards No. ("SFAS") 123 "Accounting for Stock Based Compensation," in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. In connection with stock option grants to employees, no compensation expense has been recorded in fiscal years 1999, 1998 and 1997, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    NET LOSS PER SHARE
    The Company has adopted SFAS No. 128, "Earnings Per Share." Basic earnings
    (loss) per share excludes dilution and is computed by dividing earnings
    (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

    Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options to purchase 1,110,150 shares of Common Stock and Preferred Stock convertible into 952,381 of Common Stock shares were not included in the computation of diluted earnings per share because the result of the exercise of such inclusion would be antidilutive.

    ADVERTISING
    Advertising costs are expensed as incurred. Advertising expenses for the years ended December 31, 1999 and 1998 amounted to approximately $6,540,000 and $443,000 respectively. For the year ended December 31, 1997, the Company incurred approximately $908,000 in advertising expense relating to the discontinued operations.

    FULFILLMENT
    The Company utilizes a third party to perform all of its order fulfillment. For the years ended December 31, 1999 and 1998, fulfillment expenses totaled $557,000 and $54,000, respectively. These amounts are included in selling, marketing and fulfillment expenses in the statements of operations.

    RESEARCH AND DEVELOPMENT
    Research and development costs, incurred in connection with enhancements to the Web Site, prior to technological feasibility, are expensed when incurred. During the years ended December 31, 1999 and 1998 amounts charged to research and development expense amounted to $146,000 and $347,000 respectively.

    COMPREHENSIVE INCOME
    In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS No.130"). This statement requires companies to classify items of other comprehensive income by their nature in the financial statements and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No.130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company has had no other comprehensive income items to report.

    START UP COSTS
    In June 1998, the Company adopted Statement of Position ("SOP") 98-5 "Reporting on the Costs of Start-Up Activities." Startup activities include
    (i) one-time activities relating to the introduction of a new product or service, conducting business in a new territory, conducting business with a new class of customer or commencing a new operation and (ii) organization costs. Start-up activities are expensed as incurred. For the year ended December 31, 1998, $332,000 of start up costs relating to the formation of the Internet business were expensed as incurred.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    FAIR VALUE OF FINANCIAL INSTRUMENTS
    The carrying amounts of the Company's financial instruments, including cash and cash equivalents, funds deposited with factor, accounts payable and accrued liabilities, approximate fair value due to their short maturities.

    RECLASSIFICATIONS
    Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

3.  PROPERTY AND EQUIPMENT

    As of December 31, 1999 and 1998, property and equipment for continuing operations consist of the following:

                                                  1999              1998

    Leasehold improvements                     $  488,000        $  287,000
    Office equipment                              308,000           167,000
    Computer equipment and software               471,000           142,000
                                               ----------        ----------
                                                1,267,000           596,000
        Less accumulated depreciation             230,000            99,000
                                               ----------        ----------
                                               $1,037,000        $  497,000
                                               ==========        ==========

    Depreciation and amortization of property and equipment was approximately $130,000, $84,000 and $31,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

4.  PREPAID EXPENSES AND OTHER CURRENT ASSETS

    As of December 31, 1999 and 1998, prepaid expenses and other current assets consist of the following:

                                                  1999              1998

    Due from credit card companies             $  350,000        $   27,000
    Other current assets                          453,000            68,000
    Prepaid expenses                              213,000           424,000
    Income taxes receivable                        34,000            55,000
    Other receivables                              30,000                 -
    Deferred income tax                                 -            50,000
                                               ----------        ----------
                                               $1,080,000        $  624,000
                                               ==========        ==========

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

5.  ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

    As of December 31, 1999 and 1998, accounts payable, accrued expenses and other current liabilities consist of the following:

                                                    1999              1998

    Accounts payable                             $4,287,000        $  489,000
    Accrued expenses                                646,000           105,000
    Provision for returns and bad debt              868,000            47,000
    Accrued media expenses                          407,000                 -
    Salary and bonus accrual                        315,000           115,000
                                                 ----------        ----------
                                                 $6,523,000        $  756,000
                                                 ==========        ==========

6.  INCOME TAXES

    The components of the provision (benefit) for income taxes is comprised of the following:

                                       CONTINUING OPERATIONS
                          ---------------------------------------------
                             1999              1998              1997
    Current
        Federal           $  (2,000)        $ (55,000)        $(220,000)
        State                     -                 -            (7,000)
                          ---------         ---------         ---------
                             (2,000)          (55,000)         (227,000)
                          =========         =========         =========
    Deferred
        Federal           $       -         $   3,000         $   1,000
        State                     -             2,000            (1,000)
                          ---------         ---------         ---------
                                  -             5,000                 -
                          ---------         ---------         ---------
                          $  (2,000)        $ (50,000)        $(227,000)
                          =========         =========         =========

                                      DISCONTINUED OPERATIONS
                          ---------------------------------------------
                             1999              1998              1997
    Current
        Federal           $       -         $  11,000         $  45,000
        State                     -                 -                 -
                          ---------         ---------         ---------
                                  -            11,000            45,000
                          ---------         ---------         ---------
    Deferred
        Federal           $       -         $  81,000         $       -
        State                     -            13,000                 -
                          ---------         ---------         ---------
                                  -            94,000                 -
                          ---------         ---------         ---------
                          $       -         $ 105,000         $  45,000
                          =========         =========         =========

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                        1999           1998

    Deferred tax assets
        Net operating losses                        $ 6,222,000    $   920,000
        Foreign tax credits                              13,000              -
        Depreciation and amortization                   216,000              -
        Accounts receivable and inventory reserves       95,000         50,000
        Other                                             4,000              -
                                                    -----------    -----------
                                                      6,550,000        970,000
            Valuation Allowance                      (6,550,000)      (920,000)
                                                    -----------    -----------
                                                                        50,000
    Deferred tax liability
        Tax over book depreciation                            -        (64,000)
                                                    -----------    -----------

                 NET DEFERRED TAX ASSET (LIABILITY) $         -    $   (14,000)
                                                    ==========     ===========

    The Company has tax credit carryforwards of $13,000 which have expiration dates through 2001. In addition, the Company has approximately $15,785,000 of net operating loss carryforwards which have expiration dates through 2019. The Company provided a full valuation allowance on the entire deferred tax asset balance due to the uncertainty regarding the realizability of these assets due to recent losses.

    The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

                                                 1999       1998       1997

    Statutory federal income tax rate          (34.00)%   (34.00)%   (34.00)%
    State taxes, net of federal tax benefit     (5.40)      0.40       1.70
    Other                                        0.20          -          -
    Valuation allowance on deferred tax asset   39.18      35.10          -
                                                -----      -----      -----
    Effective tax rate                          (0.02)%     1.50%    (32.30)%
                                                -----      -----      -----

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

7.  COMMITMENTS AND CONTINGENCIES

    EMPLOYMENT CONTRACTS
    The Company has entered into certain employment contracts, which expire through December 31, 2003. As of December 31, 1999, the Company's aggregate commitment for future base salary under these employment contracts is:

    2000                                                          $1,045,000
    2001                                                           1,045,000
    2002                                                             767,000
    2003                                                             182,000
                                                                  ----------

               TOTAL                                              $3,039,000
                                                                  ----------

    OPERATING LEASES
    The Company leases equipment and space under various leases which expire beginning 2000 through 2009. Rent expense aggregated approximately $156,000, $78,000 and $95,000 for the years ended December 31, 1999, 1998 and 1997. As of December 31, 1999, future minimum rentals, excluding utilities, are as follows:

    2000                                                          $1,902,000
    2001                                                           1,150,000
    2002                                                             215,000
    2003                                                             219,000
    2004                                                             224,000
    Thereafter                                                       898,000
                                                                  ----------

               TOTAL                                              $4,608,000
                                                                  ----------

    MARKETING AND ADVERTISING COMMITMENTS
    As of December 31, 1999, the Company has advertising and marketing commitments in connection with its online and offline relationships of approximately $1,695,000 through December 31, 2000.

    LEGAL PROCEEDINGS
    The Company is, from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the business, financial condition, operating results or cash flows of the Company.

    The Company was named as a defendant in an action commenced by Tommy Hilfiger Licensing, Inc. ("Hilfiger") in August 1999 in the United States District Court for the Southern District of New York. In its complaint, Hilfiger specifically alleged that ten styles of Hilfiger product sold by the Company were not authentic Hilfiger merchandise and also alleged, upon information and belief, that the Company had sold other styles of Hilfiger merchandise that were not authentic. The Company sold less than $5,000 of the styles of product that Hilfiger has specifically alleged to be inauthentic. Subsequent to year end, the Company and Hilfiger settled the lawsuit on terms acceptable to both parties. The Company does not believe that the settlement will have a material adverse effect upon its business, financial condition or results of operations.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

8.  SHAREHOLDER'S EQUITY

    AUTHORIZED SHARES
    In May 1997, the Company's Board of Directors authorized for issuance 2,000,000 shares of preferred stock, $.01 par value per share, and increased the aggregate number of shares of Common Stock, $.01 par value per share ("Common Stock"), authorized for issuance from 10,000,000 shares to 15,000,000 shares.

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

    The Series A Preferred Stock may be converted into Common Stock at any time by the holders thereof and will automatically be converted into Common Stock if the closing price of the Common Stock is $31.50 or higher for 30 consecutive trading days, or immediately prior to the consummation of a merger or sale of all or substantially all of the assets of the Company pursuant to which shareholders of the Company are to receive cash, securities and/or other property worth at least $31.50 per share of Common Stock of the Company. Excluding shares of Common Stock that may be issued as payment for accrued dividends, the 500,000 shares of Series A Preferred Stock are convertible into 952,381 shares of Common Stock, subject to customary antidilution provisions. The holders of the Series A Preferred Stock have certain rights to appoint a designee to the Company's Board of Directors. Certain actions of the Company may not be taken without the approval of such designee. In addition, holders of the Series A Preferred Stock have certain registration rights with respect to the Common Stock issuable upon conversion of the Series A Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company.

    INITIAL PUBLIC OFFERING
    In May 1997, the Company completed an initial public offering ("IPO") of 1,500,000 units ("Units"), each Unit consisting of one share of the Company's Common Stock and one redeemable common stock purchase warrant ("Warrants"). The Company received net proceeds of $5,939,000 (which are net of underwriting costs and expenses), of which approximately $2,032,000 was used to repay Company indebtedness, including the repayment of notes issued by the Company in connection with the bridge financing. The funds from the IPO were deposited with the Company's Factor and invested at a rate of 1.75% below prime. As a result of the repayment of the notes issued in the bridge financing, the Company has written-off $83,000 of unamortized debt discount and $256,000 of unamortized debt issuance costs.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    UNIT PURCHASE OPTIONS
    In May 1997, the Company sold to the underwriter of the IPO, for an aggregate purchase price of $100, 150,000 Unit Purchase Options ("UPO's"). Each UPO entitles the holder thereof to purchase one Unit. The UPO's are exercisable initially at a price of $8.00 per Unit during the four-year period commencing on May 15, 1998. During the fourth quarter of 1998, 135,250 UPO's were exercised and during 1999, 3,250 UPO's were exercised. As of December 31, 1999, there were 11,500 UPO's outstanding.

    WARRANTS
    In connection with the Company's IPO, the Company issued 1,500,000 units ("Units"), with each Unit consisting of one share of common stock and one redeemable common stock purchase warrants ("Warrant"). These Warrants entitled the holders to purchase one share of Common Stock at $5.00 per share during the four-year period commencing May 15, 1998; all Warrants became exercisable on such date. The Company had the right to redeem the Warrants at any time after they became exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeded $8.25 for a specific period of time, and upon specific notice provisions. On
    December 21, 1998, the Company provided notice of its election to redeem the Warrants. In the first quarter of 1999, 1,412,374 Warrants were exercised, resulting in proceeds of $7,062,000. Substantially all of the Warrants included in the Units were exercised prior to the redemption.

    BRIDGE FINANCING
    On January 2, 1997, the Company issued 15 units, each consisting of one convertible subordinated secured promissory note in the principal amount of $100,000 per unit ("Note") and warrants to purchase 40,000 shares of common stock of the Company, no par value, at an exercise price of $2.50 per share ("Bridge Warrants"), for gross proceeds of $1,500,000. Net proceeds amounted to $1,207,000, after agency expenses and brokerage fees, but before additional debt issuance costs. A portion of the gross proceeds has been allocated to the Bridge Warrants based on an estimate of their fair market value, resulting in approximately $138,000 of original issue discount and a $138,000 increase in paid-in capital.

    The Notes bore interest at the rate of 10% per annum. from January 2, 1997 through April 30, 1997, and thereafter at the rate of 12% per annum, until such notes were repaid from the proceeds of the Company's IPO.

    In May 1997, the Bridge Warrant holders surrendered 237,000 out of the 600,000 Bridge Warrants issued in connection with the bridge financing. The cancellation of such Bridge Warrants resulted in a reduction of interest expense, and additional paid-in capital of $55,000. The remaining Bridge Warrants were converted in May 1997 (on a one-for-one basis) into warrants with the same terms as the warrants sold in the IPO.

    STOCK OPTION PLAN
    In May 1997, the Company's Board of Directors adopted a stock option plan (the "Plan") for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted. Vesting terms of the options range from immediately to a ratable vesting period of four years. In 1999, the Company amended the plan in order to increase the maximum number of shares that may be granted under the Plan to 1,500,000.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    The following table summarizes the Company's stock option activity:

                                                  NUMBER           WEIGHTED
                                                    OF              AVERAGE
                                                  SHARES        EXERCISE PRICE

Options granted                                      117,000       $    5.00
Options canceled                                     (24,500)           5.00
                                              ---------------

Balance at December 31, 1997                          92,500            5.00
Options granted                                      221,100            2.73
Options canceled                                     (53,625)           4.05
                                              ---------------

Balance at December 31, 1998                         259,975            3.27
                                              ---------------
Options granted                                      958,050           11.90
Options canceled                                     (40,000)          12.04
Options exercised                                    (67,875)           4.12
                                              ---------------

Balance at December 31, 1999                       1,110,150           10.35
                                              ---------------

Eligible for exercise at December 31, 1998            96,694            4.21
                                              ---------------
Eligible for exercise at December 31, 1999           169,763            7.15
                                              ---------------

    The stock options are exercisable in different periods commencing in 1998 through 2009.

    Additional information with respect to the outstanding options as of December 31, 1999, is as follows:

                          OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                  ------------------------------------   --------------  -------------------------------
                                          WEIGHTED           WEIGHTED                         WEIGHTED
   RANGE OF                               AVERAGE             AVERAGE                          AVERAGE
   EXERCISE            OPTIONS           REMAINING           EXERCISE         OPTIONS         EXERCISE
    PRICES           OUTSTANDING      CONTRACTUAL LIFE         PRICE        EXERCISABLE         PRICE

$2.16-$3.22              163,600         8.52 Years           $ 2.59           80,542          $ 2.48
$5.00                     28,500         6.25 Years             5.00           26,750            5.00
$8.34-$9.66              169,250         9.60 Years             9.12            9,104            9.10
$10.28-$13.81            514,700         9.89 Years            11.24            5,942           10.77
$14.38-$16.60            234,100         9.13 Years            15.07           47,425           15.09
                       ---------                                              -------
$2.16-$16.60           1,110,150         9.43 Years            10.35          169,763            7.15

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    The Company does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 1999, 1998 and 1997 was approximately $8.6 million, $332,000 and $112,000, respectively. The Company calculated the minimum fair value of each option grant on the date of the grant using the minimum value option pricing model as prescribed by SFAS
    No. 123. The following assumptions were used in applying the model:

                                                                     YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                            1999              1998              1997
    Risk-free interest rates                             4.80-6.55%        4.46-5.72%        5.98-6.67%
    Expected lives (in years)                                6                 6                 6
    Dividend yield                                           0%                0%                0%
    Expected volitility                                     62%               49%               40%

    Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                                                     YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------
                                                            1999              1998              1997
    Basic and diluted net loss as reported              $13,194,000       $ 3,656,000       $   381,000
    Basic and diluted net loss per share, as reported   $      2.82       $      1.32       $      0.18
    Basic and diluted net loss, pro forma               $14,009,000       $ 3,988,000       $   493,000
    Basic and diluted net loss per share, pro forma     $      2.92       $      1.44       $      0.23

    As of December 31, 1999 the Company has reserved an aggregate of 2,085,531 shares of Common Stock for the exercise of the UPO's, Stock Options and the conversion of Preferred Stock.

9.  DISCONTINUED OPERATIONS

    The operating loss from discontinued operations of $1,178,000 in 1998 includes a $479,000 loss relating to the write down of the assets of the golf sportswear division. The Company does not anticipate any future losses from its discontinued operations.

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    The disposal of the golf sportswear division has been accounted for as a discontinued operation and, accordingly, its net assets have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

    Information relating to the discontinued operations of the golf sportswear division for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                                  DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                     1999              1998              1997
                                                                  -----------       -----------       -----------
    Net sales                                                     $         -       $ 3,914,000       $10,323,000
    Cost of sales                                                           -         3,838,000         7,392,000
                                                                  -----------       -----------       -----------
                 GROSS PROFIT                                               -            76,000         2,931,000

    Income from adjustments to allowances and
        accruals                                                       67,000                 -                 -

    Selling, marketing, design and administrative                       8,000         1,155,000         2,200,000
    Writedown of property and equipment                                     -           379,000                 -
                                                                  -----------       -----------       -----------
                 OPERATING INCOME (LOSS)                               59,000        (1,458,000)          731,000

    Income from sale of trademarks                                          -           400,000                 -
    Other income (expenses)                                             4,000           (15,000)         (305,000)
    Amortization and write-off of deferred costs
        for bridge financing                                                -                 -          (293,000)
                                                                  -----------       -----------       -----------
                 INCOME (LOSS) BEFORE PROVISION
                   FOR INCOME TAXES                                    63,000        (1,073,000)          133,000

    Provision for income taxes                                              -          (105,000)          (45,000)
                                                                  -----------       -----------       -----------

                 NET INCOME (LOSS)                                $    63,000       $(1,178,000)      $    88,000
                                                                  -----------       -----------       -----------

    The net assets of the golf sportswear division included in the accompanying balance sheet at December 31, 1998 are as follows:

                                                                DECEMBER 31,
                                                                   1998

    Due from factor                                              $  171,000
    Non-factored receivables                                        187,000
    Income taxes receivable                                         195,000
                                                                 ----------
                 TOTAL CURRENT ASSETS OF
                   DISCONTINUED OPERATIONS                       $  553,000
                                                                 ----------

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

    The Company's liabilities will not be assumed by others, therefore, in accordance with the accounting standards for the presentation of discontinued operations all such liabilities are recorded as continuing operations.

10. CONCENTRATION

    The Company acquired approximately 14.6% and 40.6%, respectively, for the years ended December 31, 1999, and 1998 of its inventory from one supplier.

11. SUBSEQUENT EVENTS

    Subsquent to year end, the Company has obtained a commitment from affiliates of Soros Private Equity Partners ("Soros") to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financings is provided (the "Soros Commitment"). The Company's investment banker, Credit Suisse First Boston, is advising it in determining its most prudent strategy for financing, including whether to proceed with a round of financing with Soros pursuant to the Soros commitment, with one or more private investors, or some combination thereof. In the interim, Soros has provided the Company with $3 million in debt financing in a note that bears interest at a rate of 8% per annum and is due in January 2002 (the "Soros Note"). The Soros Note provides that amounts due thereunder will convert into securities sold in the Company's next round of financing and will be considered as part of the $15 million of financing committed under the terms of the Soros Committment. In connection with the Soros Committment and Soros Note, the Company has granted Soros a warrant pursuant to which it has the right to purchase up to 175,000 shares of Common Stock (subject to certain vesting provisions relating to the timing of the Company's next round of financing) at an exercise price equal to the value of a share of Common Stock as determined in the Company's next round of financing, exercisable at any time during the next 5 years.

                                    PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The executive officers and directors of the Company, their ages and their positions are as follows:

NAME                     AGE    POSITION
----                     ---    --------
E. Kenneth Seiff         35     Chairman of the Board of Directors, Chief Executive Officer,
                                President and Treasurer

Patrick C. Barry         37     Chief Financial Officer and Executive Vice President

Jonathan B. Morris       32     Executive Vice President and Secretary

Robert G. Stevens        46     Executive Vice President and Director

Red Burns                74     Director

Mark H. Goldstein        38     Director

Martin Miller            69     Director

Neal Moszkowski          33     Director

Ellin J. Saltzman        62     Director

E. KENNETH SEIFF, the founder of the Company, has served as the Company's Chairman of the Board, Chief Executive Officer and Treasurer since its inception in April 1991. He became President of the Company in October 1996.

PATRICK C. BARRY has served as an Executive Vice President of the Company since July 1998 and as Chief Financial Officer of the Company since August 1998. From June 1996 to July 1998, Mr. Barry served as the Chief Financial Officer and the Vice President of Operations of Audible, Inc., an Internet commerce and content provider. From March 1995 to June 1996, Mr. Barry was the Chief Financial Officer of Warner Music Enterprises, a direct marketing subsidiary of Time Warner, Inc. From July 1993 to March 1995, Mr. Barry served as Controller of Book-of-the-Month Club, a direct marketing subsidiary of Time Warner, Inc.

JONATHAN B. MORRIS has served as an Executive Vice President and Secretary of the Company since June 1998. From November 1995 to June 1998, Mr. Morris was an attorney with Brown, Raysmann, Millstein, Felder & Steiner LLP, a New York based law firm which specializes in Internet and technology law. From September 1993 to November 1995, Mr. Morris was an attorney with Mudge, Rose, Guthrie, Alexander & Ferdon, a New York based law firm.

ROBERT G. STEVENS has served as a Director of the Company since December 1996 and as an Executive Vice President of the Company since December 1999. From December 1994 to December 1999, Mr. Stevens was a Vice President of Mercer Management Consulting, Inc. ("Mercer"), a management consulting firm. From November 1992 to December 1994, Mr. Stevens was a Principal at Mercer.

GOLDIE BURNS (AKA RED BURNS) has served as a Director of the Company since August 1998. Since September 1993, Ms. Burns has served as the Chairman of the Interactive Telecommunications Program at New York University, where she is currently Chairman and Professor of the Interactive Telecommunications Program and has been named the Tokyo Broadcasting System Chair.

MARK H. GOLDSTEIN has served as a Director of the Company since December 1999. Since August 1999, Mr. Goldstein has served as an Internet Executive at Softbank Holdings ("Softbank"), a venture capital fund that specializes in investments in Internet companies, and since December 1999, he has served as the Chief Executive Officer of Bluelight.com, a joint venture of K-Mart and Softbank. From September 1997 to July 1999, Mr. Goldstein served as the Chief Executive Officer of Impulse Buy Network, a developer of direct marketing applications for the Internet, that was acquired by Inktomi Corporation in April 1999. From September 1995 to March 1997, Mr. Goldstein served as Executive Vice President of Firefly Networks, a software development subsidiary of Microsoft Corporation.

MARTIN MILLER has served as a Director of the Company since July 1991. Since October 1997, Mr. Miller has been a partner in the Belvedere Fund, L.P., a fund of hedge funds. From September 1986 to October 1997, Mr. Miller was President and a director of Baxter International, Inc., a New York based apparel wholesaler. From January 1990 to April 1996, Mr. Miller was Chairman of Ocean Apparel, Inc., a Florida based sportswear firm.

NEAL MOSZKOWSKI has served as a Director of the Company since August 1999. Since August 1998, Mr. Moszkowski has been a partner of Soros Private Equity Partners LLC ("Soros"). Prior to joining Soros, Mr. Moszkowski was an Executive Director of Goldman Sachs International and a Vice President of Goldman Sachs & Co., an investment banking firm, in its Principal Investment Area. He joined Goldman Sachs & Co. in August 1993. Mr. Moszkowski is also a Director of Integra Life Sciences Holdings Corporation, a biotechnology company, and MedicaLogic, Inc., a medical records company.

ELLIN J. SALTZMAN has served as a Director of the Company since December 1999. From 1994 to 1997, Ms. Saltzman served as Vice President and Corporate Fashion Director for The Limited, Inc. From 1992 to 1994, she served as Senior Vice President and Fashion Director for Bergdorf Goodman. From 1989 to 1992, she served as Senior Vice President and Corporate Fashion Director for R.H. Macy & Co., and from 1974 to 1989, she held the same position with Saks Fifth Avenue. Since 1997, Ms. Saltzman has been an independent consultant to various companies in the fashion industry.

The Board of Directors has established an Audit Committee ("Audit Committee") comprised of Neal Moszkowski and Martin Miller. The Audit Committee is responsible for recommending to the Board of Directors the appointment of the Company's outside auditors, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions.

The Board of Directors has also established an Option Plan/Compensation Committee ("Option Plan/Compensation Committee") consisting of Neal Moszkowski, Mark H. Goldstein and Martin Miller. The Option Plan/Compensation Committee administers the Company's 1997 Stock Option Plan ("Plan"), establishes the compensation levels for executive officers and key personnel and oversees the Company's bonus plans.

The Company's executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Ms. Burns and Messrs. Miller, Stevens and Moszkowski hold office as a Director of the Company until the next annual meeting of the Company or until their successors have been duly elected and qualified, and Messrs. Seiff and Goldstein and Ms. Saltzman hold office as a Director of the Company until the annual meeting of the Company in 2001 or until their successors have been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

The Company maintains a "key person" life insurance policy in the amount of $1.2 million on the life of Mr. Seiff.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers and persons who beneficially own more than ten percent of the Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission (the "Commission") initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Company with copies of all such reports. To the Company's knowledge, based solely on a review of copies of such reports furnished to the Company and certain representations of the Reporting Persons, the Company believes that during the 1999 fiscal year all Reporting Persons complied with all applicable
Section 16(a) reporting requirements, except as set forth in the following sentence. Mr. Goldstein's and Ms. Saltzman's initial statements of beneficial ownership on Form 3 were inadvertently filed late, but were filed on January 10, 2000, and a statement of change in beneficial ownership on Form 4 of Mr. Seiff, reflecting the exercise of options to purchase 3,000 shares of Common Stock by Mr. Seiff's wife, was inadvertently filed late, but was filed on September 21, 1999.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company's directors are paid a cash stipend of $500 for each board or committee meeting attended in person and are reimbursed for expenses incurred on behalf of the Company. Prior to January 1999, each non-employee director received an option to purchase 5,000 shares of Common Stock under the Plan at the time that such director was appointed (the "Initial Grant") and an annual grant of an option to purchase 3,750 shares of Common Stock under the Plan (the "Annual Grant"). Commencing in January 1999, the Initial Grant for non-employee directors was decreased from 5,000 shares to 3,750 shares, and the Annual Grant for non-employee directors was increased from 3,750 shares to 5,000 shares. In addition, on January 27, 1999, the Company's then-current non-employee directors also received a one-time option grant of 2,000 shares.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation paid by the Company during the fiscal years ended December 31, 1999, 1998 and 1997 to the Company's Chief Executive Officer and the two other executive officers of the Company who received a total compensation from the Company in excess of $100,000 in 1999 (the "Named Executive Officers").

                                                               ANNUAL COMPENSATION                     LONG TERM COMPENSATION
                                                   ---------------------------------------------    ------------------------------
                                                                                                               AWARDS
                                                                                                               ------
                                                                                                                     SECURITIES
                                                                                OTHER ANNUAL         RESTRICTED      UNDERLYING
NAME AND PRINCIPAL POSITION                YEAR      SALARY        BONUS        COMPENSATION        STOCK AWARDS      OPTIONS
---------------------------                ----      ------        -----        ------------        ------------      -------
E. Kenneth Seiff                           1999     $206,519      $25,491          $1,000                $--          100,000(1)(3)
Chief Executive Officer, President and     1998     $165,000      $25,000          $1,000                $--           25,000(1)
       Treasurer                           1997     $164,461      $ --             $1,000                $--             --

Patrick C. Barry                           1999     $150,958      $25,491          $  590                $--           99,900(2)(3)
Chief Financial Officer and Executive      1998     $ 59,076      $ --             $   --                $--           55,100(2)
       Vice President                      1997     $  --         $ --             $   --                $--             --

Jonathan B. Morris                         1999     $150,958      $25,491          $  330                $--          100,000(2)(3)
Executive Vice President                   1998     $ 47,423      $ --             $   --                $--           55,000(2)
                                           1997     $  --         $ --             $   --                $--             --

----------
(1) Options granted at an exercise price equal to 110% of the fair market value on the date of grant.

(2) Options granted at an exercise price equal to 100% of the fair market value on the date of grant.

(3) Represents options granted in January 1999 for the 1998 fiscal year and options granted in December 1999 for the 1999 fiscal year.


EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with each of the Named Executive Officers. Each such employment agreement provides for a base salary, subject to increase by the Board of Directors, and an annual bonus to be determined by the Board of Directors. Mr. Seiff's employment agreement provides that, at the discretion of the Board of Directors, all or part of such bonus may be paid through the issuance to Mr. Seiff of capital stock of the Company, provided that at the request of Mr. Seiff, a portion of such bonus sufficient to pay any income taxes arising from such bonus will be paid in cash rather than in capital stock of the Company. Mr. Seiff's base salary under his employment agreement is $250,000, and the base salaries of Messrs. Morris and Barry under their respective employment agreements are currently $175,000. Mr. Seiff's employment agreement expires in January 2003, Mr. Morris' employment agreement expires in July 2002 and Mr. Barry's employment agreement expires in July 2002. Each such employment agreement obligates the Company to make certain severance payments in connection with a termination of such Named Executive Officer's employment, other than for cause, not exceeding five months' salary, except as set forth below. In the case of Mr. Seiff, the Company would be obligated to pay Mr. Seiff an amount equal to the total amount due to him during the remaining term of the contract. Mr. Seiff's employment agreement also provides for the immediate vesting of any stock options held by him in the event that certain events classified as a "Change In Control" occur. In addition, the Company maintains a $1.2 million key person life insurance policy on the life of Mr. Seiff.

OPTIONS GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options under the Plan to the Named Executives Officers during the fiscal year ended December 31, 1999:

                                INDIVIDUAL GRANTS

                       NUMBER OF SECURITIES        % OF TOTAL OPTIONS
                        UNDERLYING OPTIONS       GRANTED TO EMPLOYEES IN      EXERCISE OR
 NAME                       GRANTED (#)              FISCAL YEAR (%)         BASE PRICE ($)    EXPIRATION DATE
 ----                       -----------              ---------------         --------------    ---------------
 E. Kenneth Seiff             50,000                      5.4%                  $16.60             1/22/04
                              50,000                      5.4%                  $12.34             12/22/04

 Patrick C. Barry             49,900                      5.4%                  $15.09             1/22/09
                              50,000                      5.4%                  $11.22             12/22/09

 Jonathan B. Morris           50,000                      5.4%                  $15.09             1/22/09
                              50,000                      5.4%                  $11.22             12/22/09

 The Company does not currently grant stock appreciation rights.

 OPTION HOLDINGS

 The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and the unexercised options held at December 31, 1999. None of the Named Executive Officers exercised any outstanding options during the fiscal year ended December 31, 1999.

                       SECURITIES UNDERLYING UNEXERCISED        VALUE OF UNEXERCISED IN-THE-MONEY
                        OPTIONS AT DECEMBER 31, 1999 (#)         OPTIONS AT DECEMBER 31, 1999 ($)
                        --------------------------------         --------------------------------
NAME                    EXERCISABLE         UNEXERCISABLE     EXERCISABLE           UNEXERCISABLE
                        -----------         -------------     -----------           -------------
E. Kenneth Seiff          36,457                88,543          $203,825               $      0
Patrick C. Barry          30,945               124,055          $157,317               $286,954
Jonathan B. Morris        37,391               117,609          $193,057               $206,158

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 15, 2000, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                               NUMBER OF SHARES
NAME (1)                                                      BENEFICIALLY OWNED    PERCENTAGE (2)
--------                                                      ------------------    --------------
E. Kenneth Seiff                                                   545,780(3)(4)        11.0%
Red Burns                                                           10,750(5)             *
Mark H. Goldstein                                                      --                 --
Martin Miller                                                       16,250(6)(7)          *
Neal Moszkowski (8)                                                    --                 --
Ellin J. Saltzman                                                      --                 --
Robert G. Stevens                                                   40,687(9)             *
Patrick C. Barry                                                    39,694(10)            *
Jonathan B. Morris                                                  58,170(11)           1.2%
Quantum Industrial Partners LDC                                    848,400(12)          14.7%
George Soros                                                       876,190(13)          15.1%
All directors and executive officers as a group (9 persons)        711,330(14)          14.3%

----------------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Includes 3,000 shares of Common Stock held by Nicole Seiff, the wife of E. Kenneth Seiff, as to which Mr. Seiff disclaims beneficial ownership.

(4) Includes 40,623 shares of Common Stock issuable upon exercise of options granted under the Plan.

(5) Includes 10,750 shares of Common Stock issuable upon exercise of options granted under the Plan.

(6) Includes 3,000 shares of Common Stock held by Madge Miller, the wife of Martin Miller, as to which Mr. Miller disclaims beneficial ownership.

(7) Includes 13,250 shares of Common Stock issuable upon exercise of options granted under the Plan.

(8) Mr. Moszkowski's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, New York, New York 10106.

(9) Includes 25,748 shares of Common Stock issuable upon exercise of options granted under the Plan.

(10) Includes 39,694 shares of Common Stock issuable upon exercise of options granted under the Plan.

(11) Includes 45,307 shares of Common Stock issuable upon exercise of options granted under the Plan.

(12) Represents 848,400 shares of Common Stock issuable upon conversion of 445,410 shares of Series A Preferred Stock (the "QIP Shares") held in the name of Quantum Industrial Partners LDC ("QIP"). QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. The sole general partner of QIP is QIH Management Investor L.P., a Delaware limited partnership ("QIHMI"), which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management, Inc., a Delaware corporation ("QIH Management"). George Soros, the sole shareholder of QIH Management, has entered into an agreement with Soros Fund Management LLC, a Delaware limited liability company ("SFM LLC"), pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, and Stanley F. Druckenmiller, as Lead Portfolio

     Manager of SFM LLC, may each be deemed to have shared voting power and shared investment power with respect to the QIP Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Messrs. Soros and Druckenmiller may be deemed to be the beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.

(13) Represents both (i) 27,790 shares of Common Stock issuable upon conversion of 14,590 shares of Series A Preferred Stock (the "SFMDI Shares") held in the name of SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI"), and (ii) the QIP Shares referenced in Note 13 above. As managing member of SFMDI, Mr. Soros may also be deemed the beneficial owner of the SFMDI Shares. The principal address of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.

(14) Includes 175,372 shares of Common Stock issuable upon exercise of options granted under the Plan.

         SERIES A PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series A Preferred Stock of the Company as of March 15, 2000, for (i) each person who is known by the Company to own beneficially more than 5% of the Series A Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                NUMBER OF SHARES
NAME (1)                                                       BENEFICIALLY OWNED   PERCENTAGE (2)
--------                                                       ------------------   --------------
E. Kenneth Seiff                                                       --               --
Red Burns                                                              --               --
Mark H. Goldstein                                                      --               --
Martin Miller                                                          --               --
Neal Moszkowski (3)                                                    --               --
Ellin J. Saltzman                                                      --               --
Robert G. Stevens                                                      --               --
Patrick C. Barry                                                       --               --
Jonathan B. Morris                                                     --               --
Quantum Industrial Partners LDC                                     445,410(4)         89.1%
George Soros                                                        460,000(5)         92.0%
All directors and executive officers as a group (9 persons)            --               --

----------------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.

(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

(3) Mr. Moszkowski's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106.

(4)  Represents the QIP Shares held in the name of QIP. QIP is a Cayman
     Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM
     LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, and Stanley F. Druckenmiller, as Lead Portfolio Manager of SFM LLC, may each be deemed to have shared voting power and shared investment power with respect to the QIP Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Messrs. Soros and Druckenmiller may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.

(5) Represents both (i) the SFMDI Shares held in the name of SFMDI and (ii) the QIP Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 1999, the Company entered into an employment agreement with Robert
G. Stevens, a director of the Company. Mr. Stevens has agreed to serve as the Company's Executive Vice President for a term of four years, which began in December 1999. Mr. Stevens will receive an annual base salary of $175,000, subject to increase by the Board of Directors and an annual bonus to be determined by the Board of Directors. Mr. Stevens has also been granted an option to purchase 100,000 shares of Common Stock. Mr. Stevens' option is exercisable at the fair market value of the Common Stock on the date of the grant and vests monthly over a four year period according to the following schedule: 12.5% of the option vests on the six-month anniversary of the date of grant and 2.0833% of the option vests each month thereafter until the option has completely vested.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB:

EXHIBIT NO.   DESCRIPTION
-----------   -----------
  3.1 (a)     Restated Certificate of Incorporation of the Company.

  3.2 (e)     Amended and Restated By-Laws of the Company.

  3.3 (e)     Certificate of Amendment of the Company's Certificate of Incorporation dated October 28, 1998.

  3.4 (d)     Certificate of Amendment of the Company's Certificate of Incorporation dated July 27, 1999.

  4.1         Form of Senior Convertible Note

  10.1        Employment Agreement by and between the Company and E. Kenneth Seiff, dated December 29, 1999.

  10.2        Amended and Restated 1997 Stock Option Plan.

  10.3 (b)    Lease Agreement by and between the Company and John R. Perlman, et al., dated as of May 5, 1997.

  10.4 (c)    Employment Agreement dated as of July 13, 1998 by and between the Company and Patrick Barry.

  10.5 (c)    Employment Agreement dated as of June 15, 1998 by and between the Company and Jonathan Morris.

  10.6 (c)    Agreement dated as of May 13, 1998 by and between the Company and Kaufman Patricof Enterprises ("KPE").

  10.7 (c)    Amendment to Agreement dated August 17, 1998 between the Company and KPE.

  10.8 (d)    Investment Agreement among the Company, Quantum Industrial Partners LDC, SFM Domestic Investments LLC and Pilot
              Capital Corp., dated July 27, 1999.

  10.9 (d)    Lease by and between the Company and Adams & Co. Real Estate, Inc., dated March 22, 1999.

 +10.10 (e)   Service Agreement by and between the Company and Marketing-Out-Of-The-Box, Inc., dated August 16, 1999.

  10.11       Employment Agreement dated as of November 3, 1999 by and between the Company and Robert G. Stevens.

  10.12(f)    Trademark Purchase Agreement, dated as of September 14, 1998, by and between the Company and Klear Knit Sales
              Inc.

  10.13       Note and Warrant Purchase Agreement, dated as of March 28, 2000, by and among The Company, Quantum
              Industrial Partners LDC and SFM Domestic Investments LLC.

  16.1 (g)    Letter from M.R. Weiser & Co., LLP to Bluefly, Inc.

  21.1        Subsidiaries of the Registrant.

  27          Financial Data Schedule.


 (a) - Incorporated by reference to the Company's Form SB-2 registration statement and amendments thereto (File No. 333-22895).
 (b) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended March 31, 1997.
 (c) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended September 30, 1998.
 (d) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended June 30, 1999.
 (e) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended September 30, 1999.
 (f) - Incorporated by reference to the Company's report filed on Form 8-K, dated September 15, 1999.
 (g) - Incorporated by reference to the Company's report filed on Form 8-K, dated December 9, 1999.
  + Confidential treatment granted as to certain portions of this Exhibit. Such portions have been redacted.

(b)  Reports on Form 8-K

The Company filed a report on Form 8-K, dated December 9, 1999, regarding a Change in the Company's Certifying Accountant.

                                   SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    BLUEFLY, INC.

                                    By:  /s/ E. Kenneth Seiff
                                         -------------------------
                                         E. Kenneth Seiff
                                         Chief Executive Officer and President



________________, 2000

                In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signature                     Title                                                Date
---------                     -----                                                ----

/s/ E. Kenneth Seiff
-------------------------
E. Kenneth Seiff              Chairman of the Board of Directors, Chief       __________, 2000
                              Executive Officer, President,
                              and Treasurer (Principal Executive Officer)

/s/ Patrick C. Barry
-------------------------
Patrick C. Barry              Chief Financial Officer                         __________, 2000
                              (Principal Accounting Officer)

/s/ Red Burns
-------------------------
Red Burns                                    Director                         __________, 2000

/s/ Martin Miller
-------------------------
Martin Miller                                Director                         __________, 2000

/s/ Robert G. Stevens
-------------------------
Robert G. Stevens                            Director                         __________, 2000

/s/ Neal Moszkowski
-------------------------
Neal Moszkowski                              Director                         __________, 2000


/s/ Mark H. Goldstein
-------------------------
Mark H. Goldstein                            Director                         __________, 2000


/s/ Ellin J. Saltzman
-------------------------
Ellin J. Saltzman                            Director                         __________, 2000