Form 10QSB/A
period 1999-09-30
BLUEFLY INC
filed 2000-05-15
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 FORM 10-QSB/A

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



                              Reason For Amendment

This Form 10-QSB/A (this "Amendment") amends and supplements the Form 10-QSB (the "Original 10-QSB") filed by Bluefly, Inc., a New York corporation (the "Company"), on November 9, 1999. The sole purpose of this Amendment is to amend and revise Part I Item 1 and Part II Item 6 of the Original Form 10-QSB to read in their entirety as set forth below in connection with the Company's decision to revise its consolidated financial statements for the nine months ended September 30, 1999, to clarify the redemption features of the Series A Convertible Preferred Stock. See Note 7 of the Consolidated Financial Statements.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                  FORM 10QSB/A




                                                                                PAGE
                                                                                ----
Part I. Financial Information

Item 1. Financial Statements

         Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
                  December 31, 1998                                               3

         Consolidated Statements of Operations for the nine months ended
                  September 30, 1999 and 1998 (unaudited)                         4

         Consolidated Statements of Operations for the three months ended
                  September 30, 1999 and 1998 (unaudited)                         5

         Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1999 and 1998 (unaudited)                         6

         Notes to Consolidated Financial Statements                               8





Part II. Other Information



Item 6.  Exhibits and Reports on Form 8-K                                        12

Signatures                                                                       13



PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                 SEPTEMBER 30,        DECEMBER 31,
                                                                     1999                 1998
                                                                     ----                 ----
                                                             (Revised- See Note 7)
                                                                  (Unaudited)

                                               ASSETS
Current assets
    Cash                                                           $12,847,000       $ 2,830,000
    Funds deposited with factor                                             --         2,264,000
    Inventories                                                      4,454,000           429,000
    Prepaid expenses and other current assets                          875,000           527,000
    Deferred income taxes                                               50,000            50,000
    Current assets of discontinued operations                               --           553,000
                                                                  -------------     ------------
          Total current assets                                      18,226,000         6,653,000

Property and equipment, net                                            892,000           497,000

Other assets                                                            37,000            15,000
                                                                  -------------      -----------

                                                                   $19,155,000        $7,165,000
                                                                  =============      ===========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
    Accounts payable                                                $2,639,000          $605,000
    Accrued expenses and other current liabilities                     303,000           104,000
                                                                  ------------       -----------
             Total current liabilities                               2,942,000           709,000

Deferred income taxes                                                   64,000            64,000
                                                                  ------------       -----------
                                                                     3,006,000           773,000
                                                                  ------------       -----------


Commitments and contingencies (Note 5)


Redeemable Preferred stock -$.01 par value; 2,000,000 shares authorized and 500,000 shares issued and outstanding in 1999
     (liquidation preference: $20 per share plus
     accrued dividends)                                              9,943,000                --

Shareholders' equity:
    Common stock -$.01 par value; 15,000,000 authorized and
       4,905,206 and 3,433,255 issued and outstanding,
       respectively                                                     49,000            34,000
    Additional paid-in capital                                      17,699,000        10,395,000

    Accumulated deficit                                            (11,542,000)       (4,037,000)
                                                                   -----------       -----------
                                                                     6,206,000         6,392,000
                                                                   -----------       -----------
                                                                   $19,155,000        $7,165,000
                                                                  =============      ===========


   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                             NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                     -----------------------------------
                                                                          1999              1998
                                                                          ----              ----
Net sales                                                               $1,909,000            $4,000
Cost of sales                                                            1,454,000            53,000
                                                                       ------------      ------------
     Gross profit (loss)                                                   455,000           (49,000)



Selling, marketing and fulfillment expenses                              6,301,000           329,000
General and administrative expenses                                      2,016,000           676,000
Internet start up costs                                                         --           327,000
                                                                       ------------      ------------
      Total                                                             (8,317,000)       (1,332,000)

Operating loss from continuing operations                               (7,862,000)       (1,381,000)

Interest income                                                            294,000           111,000
                                                                       ------------      ------------

Loss from continuing operations                                         (7,568,000)       (1,270,000)
                                                                       ------------      ------------

Discontinued operations - Note 4
     Income (loss) from operations                                          63,000        (1,029,000)

    Estimated loss on disposal, including provision for operating losses through disposal date, less applicable income
    tax benefit of $0                                                           --          (120,000)
                                                                       ------------      ------------

Income (loss) from discontinued operations                                  63,000        (1,149,000)
                                                                       ------------      ------------

Net loss                                                               $(7,505,000)      $(2,419,000)
                                                                       ------------      ------------

Preferred stock dividends                                                 (140,000)                --
                                                                       ------------      ------------

Net loss available to common shareholders                              $(7,645,000)      $(2,419,000)
                                                                       ============      ============

Basic and diluted (loss) income per common share
     Continuing operations                                                   (1.62)             (.47)
     Discontinued operations                                                   .01              (.38)
     Estimated loss on disposal                                                 --              (.04)
                                                                          --------          ---------
           Net loss per common share                                       $ (1.61)          $  (.89)
                                                                          =========         =========

Weighted average shares outstanding                                      4,763,074         2,705,994
                                                                         =========         =========




   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                    -----------------------------------
                                                                           1999              1998
                                                                           ----              ----
Net sales                                                                 $873,000             4,000
Cost of sales                                                              656,000            53,000
                                                                        ----------         ---------
     Gross profit (loss)                                                   217,000           (49,000)



Selling, marketing and fulfillment expenses                              2,674,000           203,000
General and administrative expenses                                      1,003,000           230,000
Internet start up costs                                                         --           224,000
                                                                        ----------         ---------
                                                                                --
     Total                                                              (3,677,000)         (657,000)

   Operating loss from continuing operations                            (3,460,000)         (706,000)

Interest income                                                            111,000            30,000
                                                                        ----------         ---------

Loss from continuing operations                                         (3,349,000)         (676,000)
                                                                        ----------         ---------

Discontinued operations - Note 4
     Income from operations                                                     --            51,000

    Estimated loss on disposal, including provision for operating losses through disposal date, less applicable income
    tax benefit of $0                                                           --                --
                                                                        ----------         ---------
Income from discontinued operations                                             --            51,000
                                                                        ----------         ---------
Net loss                                                               $(3,349,000)        $(625,000)
                                                                        ----------         ---------

Preferred stock dividends                                                 (140,000)               --
                                                                        ----------         ---------

Net loss available to common shareholders                              $(3,489,000)        $(625,000)
                                                                       ============        ==========

Basic and diluted (loss) per common share

     Continuing operations                                                    (.71)             (.25)
     Discontinued operations                                                    --               .02
     Estimated loss on disposal                                                 --                --
                                                                        ----------         ---------
           Net loss per common share                                        $ (.71)           $ (.23)
                                                                           ========           =======

Weighted average shares outstanding                                       4,901,749        2,717,788
                                                                          =========        =========


   The accompanying notes are an integral part of these financial statements.

                      BLUEFLY, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)


                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                          ----------------------------------
                                                                                               1999              1998
                                                                                               ----              ----
Cash flows from operating activities

  Loss from continuing operations                                                          $(7,568,000)     $ (1,270,000)
  Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
     Depreciation and amortization                                                              83,000            62,000
     Common stock issued for research and development                                            7,000            49,000

     Changes in operating assets and liabilities:

     (Increase) decrease in
          Inventories                                                                       (4,025,000)         (266,000)
          Prepaid expenses and other current assets                                           (348,000)         (154,000)
          Other assets                                                                         (22,000)               --
     Increase (decrease) in
          Accounts payable, accrued expenses and other current liabilities                   2,233,000          (648,000)
                                                                                           ------------      ------------
    Net cash used in operating activities - continuing operations                           (9,640,000)       (2,227,000)
                                                                                           -----------       ------------


  Income (loss) from discontinued operations                                                    63,000        (1,149,000)
  Adjustments to reconcile income (loss) from discontinued operations to net cash provided by operating activities:
        Write-down of property and equipment                                                        --           245,000
        Write-down of prepaid expenses and other current assets                                     --           101,000
        Write-down of other assets                                                                  --           119,000
        Depreciation and amortization                                                               --            44,000

        Changes in operating assets and liabilities:

          (Increase) decrease in
             Inventories                                                                            --         1,293,000
             Non-factored receivables                                                          187,000           (31,000)
             Prepaid expenses and other current assets                                              --            62,000
        Increase (decrease) in                                                                      --
               Deferred tax asset                                                                   --            34,000
               Income taxes receivable/payable                                                 195,000            (4,000)
                                                                                           -----------       ------------
Net cash provided by operating activities - discontinued operations                            445,000           714,000
                                                                                           -----------       ------------

Net cash used in operating activities                                                       (9,195,000)       (1,513,000)
                                                                                           -----------       ------------



   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                          ------------------------------
                                                                                               1999           1998
                                                                                               ----           ----
Cash flows from investing activities - continuing operations
  Purchase of property and equipment                                                         (478,000)         (82,000)
  Trademark costs                                                                                 --            (8,000)
  Funds deposited with factor                                                               2,264,000          429,000
                                                                                           ----------       ----------

Net cash provided by investing activities - continuing operations                           1,786,000          339,000
                                                                                           ----------       ----------

Cash flows from investing activities - discontinued operations
  Purchase of property and equipment                                                               --          (22,000)
  Trademark costs                                                                                  --           (1,000)
                                                                                           ----------       ----------
Net cash used in investing activities - discontinued operations                                    --          (23,000)
                                                                                           ----------       ----------

Net cash provided by investing activities                                                   1,786,000          316,000
                                                                                           ----------       ----------

Cash flows from financing activities - continuing operations
  Net proceeds from warrant redemption and unit purchase option                             7,067,000              --
  Net proceeds from option exercises                                                          245,000              --
  Net proceeds from issuance of Preferred Stock                                             9,943,000              --
                                                                                           ----------       ----------
Net cash provided by financing activities - continuing operations                          17,255,000              --
                                                                                           ----------       ----------

Cash flows from financing activities - discontinued operations
  Net change in due to/from factor                                                            171,000       1,487,000
                                                                                           ----------       ----------
Net cash provided by financing activities - discontinued operations                           171,000       1,487,000
                                                                                           ----------       ----------

Net cash provided by financing activities                                                  17,426,000       1,487,000
                                                                                           ----------       ----------

Net increase in cash                                                                       10,017,000         290,000
Cash balance - December 31                                                                  2,830,000          55,000
                                                                                           ----------       ----------
Cash balance - September 30                                                               $12,847,000       $ 345,000
                                                                                          ===========       ==========

Supplemental disclosure of cash flow information:
   Cash paid during the  period for:
         Interest                                                                          $       --       $  32,000
                                                                                          ===========       ==========
         Income taxes                                                                      $   15,383       $   3,000
                                                                                          ===========       ==========

       Non cash transactions:
             Exchange of goods for services provided                                       $   19,000       $      --
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

Information relating to the discontinued operations of the golf sportswear division for the nine months ended September 30, 1999 and 1998 is as follows:

                                                             SEPTEMBER 30,      SEPTEMBER 30,
                                                                  1999              1998
                                                                  ----              ----
                                                              (Unaudited)        (Unaudited)
Net sales                                                      $      --          $3,696,000
Cost of sales                                                         --           3,706,000
                                                               ---------          ----------
     Gross (loss)                                                     --             (10,000)

Income from adjustments to allowances and accruals                67,000                  --

Selling, marketing, design and administrative                      8,000           1,017,000
Write down of property and equipment                                  --             364,000
                                                               ---------          ----------
Operating income (loss)                                           59,000          (1,391,000)
Other income                                                       4,000             396,000
                                                               ---------          ----------
    Income (loss) before provision for income taxes               63,000            (995,000)
    Provision for income taxes                                        --              34,000
                                                               ---------          ----------

    Income (loss)                                              $  63,000         $(1,029,000)
                                                               =========         ===========

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



NOTE 6 - SHAREHOLDERS' EQUITY AND REDEEMABLE EQUITY


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


The Series A Preferred Stock may be converted into Common Stock at any time by the holders thereof and will automatically be converted into Common Stock if the closing price of the Common Stock is $31.50 or higher for 30 consecutive trading days, or immediately prior to the consummation of a merger or sale of all or substantially all of the assets of the Company pursuant to which shareholders of the Company are to receive cash, securities and/or other property worth at least $31.50 per share of Common Stock of the Company. Excluding shares of Common Stock that may be issued as payment for accrued dividends, the 500,000 shares of Series A Preferred Stock are convertible into 952,381 shares of Common Stock, subject to customary anti- dilution provisions. The holders of the Series A Preferred Stock have certain rights to appoint a designee to the Company's Board of Directors. Certain actions of the Company may not be taken without the approval of such designee. In addition, holders of the Series A Preferred Stock have certain registration rights with respect to the Common Stock issuable upon conversion of the Series A Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company.


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

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


NOTE 7 - EFFECTS OF REVISED REPORTING OF REDEEMABLE EQUITY


As discussed in Note 6 above the Company issued 500,000 shares of Series A Convertible Preferred Stock in July 1999. The Series A Convertible Preferred Stock is subject to optional redemption upon a change in control of the Company that results in the holders of the Series A Convertible Preferred Stock receiving cash or marketable securities with an aggregate value of less than 3 times the conversion price of the Series A Preferred Stock.

Although the Company believes that the likelihood of redemption occurring is remote, it has revised its financial statements as of September 30, 1999 and December 31, 1999 to account for the Series A Convertible Preferred Stock, pursuant to the SEC Accounting Series Release No. 268, as redeemable equity on the accompanying balance sheet.

The revision of the financial statements for the matter described above had no effect on the Company's net loss, total assets, total liabilities or cash position. The Company's redeemable equity, total shareholders' equity at September 30, 1999, as previously reported and as revised, are as follows:

                                                            September 30, 1999
                                                            ------------------
Redeemable equity - previously reported                         $        --
Adjustment related to the presentation of the Series A
     Convertible Preferred Stock as redeemable                    9,943,000
                                                                -----------
As revised                                                      $ 9,943,000
                                                                ===========
Shareholders' equity - previously reported                      $16,149,000
Adjustment related to the presentation of the Series A
     Convertible Preferred Stock as redeemable                   (9,943,000)
                                                                -----------
As revised                                                      $ 6,206,000
                                                                ===========

Part II Other Information

Item 6 Exhibits and Reports on Form 8-K

(a) EXHIBIT NO.       DESCRIPTION
---------------       -----------
        3.5           Amended and Restated Bylaws of the Company

     +10.18 Service Agreement by and between the Company and Marketing Out Of the Box, Inc. dated August 16, 1999

         27           Revised Financial Data Schedule.

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


                                               BLUEFLY, INC.

                                               By:  /s/ E. Kenneth Seiff
                                                    --------------------
                                                    E. Kenneth Seiff
                                                    President


                                               By:  /s/ Patrick C. Barry
                                                    --------------------
                                                    Patrick C. Barry
                                                    Chief Financial Officer



May 15, 2000