Form 10KSB/A
period 1999-12-31
BLUEFLY INC
filed 2000-05-15
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

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

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                              Reason For Amendment

This Form 10-KSB/A (this "Amendment") amends and supplements the Form 10-KSB (the "Original 10-KSB") filed by Bluefly, Inc., a New York corporation (the "Company"), on March 30, 2000. The sole purpose of this Amendment is to amend and revise Part II Item 7 and Part III Item 13 of the Original Form 10-KSB to read in their entirety as set forth below in connection with the Company's decision to revise its consolidated financial statements for the year ended December 31, 1999, to clarify the redemption features of the Series A Convertible Preferred Stock. See Note 12 of the Consolidated Financial Statements.

                                  FORM 10KSB/A
                                TABLE OF CONTENTS
PART II

Item 7. Financial Statements

PART III

Item 13. Exhibits and Reports on Form 8-K

Item 7. Financial Statements

(a) The following Financial Statements are attached hereto in response to
    Item 7:

         Report of Independent Accountant                                    F-1

         Independent Auditors' Report                                        F-2

         Consolidated Balance Sheets  as of  December 31, 1999 and 1998      F-3

         Consolidated Statements of Operations for the three years
            ended December 31, 1999, 1998 and 1997                           F-4

         Consolidated Statements of Changes in Shareholders' Equity
            and Redeemable Preferred Stock for the three years
            ended December 31, 1999, 1998 and 1997                           F-5

         Consolidated Statements of Cash Flows for the three years
            ended December 31, 1999, 1998 and 1997                           F-6

         Notes to Consolidated Financial Statements                          F-8

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

As discussed in Note 12 to the accompanying financial statements, the Company has revised the consolidated financial statements as of December 31, 1999 to present $9,943,000 of preferred stock as redeemable preferred stock outside of shareholders' equity.



PricewaterhouseCoopers LLP
New York, N.Y.
February 11, 2000 (except with respect to Notes 1 and 11, as to which the date is March 28, 2000 and except with respect to Note 12, as to which the date is May 12, 2000)

                          INDEPENDENT AUDITORS' REPORT

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

M.R. Weiser & Co. LLP
March 26, 1999
New York, N.Y.

BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

                                                                            1999               1998
                                                                   (Revised See Note 12)
ASSETS
Current assets:
    Cash and cash equivalents                                            $ 7,934,000        $ 2,830,000
    Funds deposited with factor                                                    -          2,264,000
    Inventories, net                                                       7,020,000            429,000
    Prepaid expenses and other current assets                              1,080,000            624,000
    Current assets of discontinued operations                                      -            553,000
                                                                         -----------        -----------
             Total current assets                                         16,034,000          6,700,000

Property and equipment, net                                                1,037,000            497,000
Other assets                                                                  38,000             15,000
                                                                         -----------        -----------

                                                                         $17,109,000        $ 7,212,000
                                                                         -----------        -----------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                     $ 4,287,000        $   489,000
    Accrued expenses and other current liabilities                         2,236,000            267,000
                                                                         -----------        -----------
             Total current liabilities                                     6,523,000            756,000

Deferred income taxes                                                              -             64,000
                                                                         -----------        -----------
                                                                           6,523,000            820,000
                                                                         -----------        -----------

Commitments and contingencies (Note 7)

Redeemable preferred stock - $.01 par value;
    2,000,000 shares authorized, 500,000 shares issued
    and outstanding in 1999, (liquidation preference:
    $20 per share plus accrued dividends)                                  9,943,000                  -

Shareholders' equity:
    Common stock - $.01 par value; 15,000,000 shares authorized,
      4,924,906 and 3,433,255 shares issued and
      outstanding, respectively                                               49,000             34,000
    Additional paid-in capital                                            17,825,000         10,395,000
    Accumulated deficit                                                  (17,231,000)        (4,037,000)
                                                                         -----------        -----------
                                                                             643,000          6,392,000
                                                                         -----------        -----------

                                                                         $17,109,000        $ 7,212,000
                                                                         -----------        -----------

        The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

                                                                           1999              1998             1997

Net sales                                                              $  4,951,000      $    215,000     $          -
Cost of sales                                                             3,766,000           266,000                -
                                                                       ------------      ------------     ------------

             GROSS PROFIT (LOSS)                                          1,185,000           (51,000)               -

Selling, marketing and fulfillment expenses                              11,424,000         1,121,000                -
General and administrative expenses                                       3,460,000         1,166,000          819,000
Internet business start up costs                                                  -           332,000                -
                                                                       ------------      ------------     ------------

             TOTAL OPERATING EXPENSES                                    14,884,000         2,619,000          819,000
                                                                       ------------      ------------     ------------

             OPERATING LOSS FROM CONTINUING OPERATIONS                  (13,699,000)       (2,670,000)        (819,000)

Interest and other income, net                                              440,000           142,000          123,000
                                                                       ------------      ------------     ------------

             LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES        (13,259,000)       (2,528,000)        (696,000)

Income tax benefit                                                            2,000            50,000          227,000
                                                                       ------------      ------------     ------------

             LOSS FROM CONTINUING OPERATIONS                            (13,257,000)       (2,478,000)        (469,000)
                                                                       ------------      ------------     ------------

Discontinued operations - Note 9:
    Income (loss) from operations, net of income tax
      provision of $0, $105,000 and $45,000, respectively                    63,000        (1,178,000)          88,000
                                                                       ------------      ------------     ------------

             NET LOSS                                                  $(13,194,000)     $ (3,656,000)    $   (381,000)
                                                                       ------------      ------------     ------------

Preferred stock dividends                                                  (342,000)                -                -
                                                                       ------------      ------------     ------------

Net loss available to common shareholders                              $(13,536,000)     $ (3,656,000)    $   (381,000)
                                                                       ------------      ------------     ------------
Basic and diluted (loss) income per common share:
    Continuing operations                                                     (2.83)             (.89)            (.22)
    Discontinued operations                                                     .01              (.43)             .04
                                                                       ------------      ------------     ------------

             BASIC AND DILUTED LOSS PER SHARE                          $      (2.82)     $      (1.32)    $       (.18)
                                                                       ------------      ------------     ------------

Weighted average shares outstanding used in calculating basic
      and diluted income (loss) per common share                          4,802,249         2,770,869        2,149,315
                                                                       ------------      ------------     ------------

        The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND
REDEEMABLE PREFERRED STOCK
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

                                                 REDEEMABLE           COMMON STOCK,
                                               PREFERRED STOCK       $.01 PAR VALUE
                                            --------------------  ---------------------
                                            NUMBER OF               NUMBER OF               ADDITIONAL     ACCUMULATED
                                             SHARES      AMOUNT      SHARES     AMOUNT   PAID-IN CAPITAL     DEFICIT         TOTAL
Balance at January 1, 1997                        -          $ -   1,200,000   $ 12,000     $ 397,000            $ -      $ 409,000

Issuance of warrants - bridge financing           -            -           -          -       138,000              -        138,000

Cancellation of warrants - bridge financing       -            -           -          -       (55,000)             -        (55,000)

Sale of units ($5.00 per share)                   -            -   1,500,000     15,000     5,924,000              -      5,939,000

Net loss                                          -            -           -          -             -       (381,000)      (381,000)
                                            -------   ----------   ---------   --------  ------------   ------------     ----------
Balance at December 31, 1997                      -            -   2,700,000     27,000     6,404,000       (381,000)     6,050,000

Issuance of common stock for services             -            -      24,755          -        49,000                        49,000

Issuance of common stock for exercise of
    warrants ($5.00 per share)                    -            -     573,250      6,000     2,861,000                     2,867,000

Issuance of common stock for exercise of
    unit purchase options ($8.00 per share)       -            -     135,250      1,000     1,081,000                     1,082,000

Net loss                                                                                                  (3,656,000)    (3,656,000)
                                            -------   ----------   ---------   --------  ------------   ------------     ----------
Balance at December 31, 1998                      -            -   3,433,255     34,000    10,395,000     (4,037,000)     6,392,000

Issuance of Series A Preferred Stock
    ($20.00 per share) net of expenses
    of $57,000                              500,000    9,943,000           -          -             -              -              -

Exercise of warrants and stock options            -            -   1,491,651     15,000     7,381,000              -      7,396,000

Issuance of stock options to consultants          -            -           -          -        49,000              -         49,000

Net loss                                          -            -           -          -             -    (13,194,000)   (13,194,000)
                                            -------   ----------   ---------   --------  ------------   ------------     ----------
Balance at December 31, 1999 (Revised
    - See Note 12)                          500,000   $9,943,000   4,924,906   $ 49,000  $ 17,825,000   $(17,231,000)    $  643,000
                                            -------   ----------   ---------   --------  ------------   ------------     ----------

        The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

                                                                      1999            1998             1997
Cash flows from operating activities:
    Loss from continuing operations                              $ (13,257,000)    $(2,478,000)      $ (469,000)
    Adjustments to reconcile loss from continuing operations
      to net cash provided by operating activities:
        Loss on equipment disposition                                        -           7,000            7,000
        Depreciation and amortization                                  130,000          84,000           31,000
        Common stock issued for services                                 7,000          49,000                -
        Deferred income taxes                                           50,000           5,000                -
        Non cash compensation                                           49,000               -                -
        Changes in operating assets and liabilities:
           Increase in:
             Inventories                                            (6,591,000)       (429,000)               -
             Prepaid expenses and other current assets                (507,000)       (399,000)        (128,000)
             Other assets                                              (23,000)              -                -
           (Decrease) increase in:
             Accounts payable, accrued expenses and
               other current liabilities                             5,767,000        (381,000)         756,000
             Deferred tax liability                                    (64,000)              -                -
                                                                 -------------     -----------       ----------

             NET CASH (USED IN) PROVIDED BY OPERATING
               ACTIVITIES - CONTINUING OPERATIONS                  (14,439,000)     (3,542,000)         197,000
                                                                 -------------     -----------       ----------

    Income/loss from discontinued operations                            63,000      (1,178,000)          88,000
    Adjustments to reconcile income from discontinued operations to net cash provided by (used in) operating activities:
        Loss on equipment disposal                                           -               -            3,000
        Write-down of property and equipment                                 -         259,000                -
        Write-down of prepaid expenses and other current assets              -         101,000                -
        Write-down of other assets                                           -         119,000                -
        Amortization of deferred costs for bridge financing                  -               -          293,000
        Amortization of debt discount                                        -               -           83,000
        Depreciation and amortization                                        -          44,000           45,000
        Deferred income taxes                                                -          94,000                -
        Changes in operating assets and liabilities:
           (Increase) decrease in:
             Inventories                                               187,000       1,413,000         (578,000)
             Non-factored receivables                                        -        (136,000)         (10,000)
             Prepaid expenses and other current assets                       -          70,000          (84,000)
           Increase (decrease) in:
             Income taxes receivable                                   195,000           7,000         (315,000)
                                                                 -------------     -----------       ----------

             NET CASH PROVIDED BY (USED IN) OPERATING
               ACTIVITIES - DISCONTINUED OPERATIONS                    445,000         793,000         (475,000)
                                                                 -------------     -----------       ----------

             NET CASH USED IN OPERATING ACTIVITIES                 (13,994,000)     (2,749,000)        (278,000)
                                                                 -------------     -----------       ----------

Cash flows from investing activities - continuing operations:
    Purchase of property and equipment                                (670,000)        (88,000)        (519,000)
    Funds deposited with factor                                      2,264,000        (960,000)      (4,920,000)
    Increase of funds deposited with factor                                  -         553,000        3,063,000
                                                                 -------------     -----------       ----------

             NET CASH PROVIDED BY (USED IN) INVESTING
               ACTIVITIES - CONTINUING OPERATIONS                    1,594,000        (495,000)      (2,376,000)
                                                                 -------------     -----------       ----------

        The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

                                                                       1999            1998             1997
Cash flows from investing activities - discontinued operations:
    Purchase of property and equipment                             $         -     $   (22,000)      $ (236,000)
    Trademark costs                                                          -          (1,000)          (7,000)
                                                                   -----------     -----------       ----------

             NET CASH USED IN INVESTING ACTIVITIES -
               DISCONTINUED OPERATIONS                                       -         (23,000)        (243,000)
                                                                   -----------     -----------       ----------

             NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES     1,594,000        (518,000)      (2,619,000)
                                                                   -----------     -----------       ----------

Cash flows from financing activities - continuing operations:
    Net proceeds from issuance of Preferred Stock                    9,943,000               -                -
    Net proceeds from warrant redemption and unit purchase options   7,130,000       3,949,000                -
    Net proceeds from option exercise                                  260,000               -                -
    Net proceeds from initial public offering                                -               -        5,939,000
    Deferred costs association with initial public offering                  -               -           53,000
                                                                   -----------     -----------       ----------
             NET CASH PROVIDED BY FINANCING ACTIVITIES -
               CONTINUING OPERATIONS                                17,333,000       3,949,000        5,992,000
                                                                   -----------     -----------       ----------

Cash flows from financing activities - discontinued operations:
    Net change in due to/from factor                                   171,000       2,093,000       (2,211,000)
    Repayments of bridge financing                                           -               -       (1,500,000)
    Repayments of notes payable and short-term loan                          -               -         (644,000)
    Net proceeds from bridge financing                                       -               -        1,207,000
    Deferred costs associated with bridge financing                          -               -           75,000
                                                                   -----------     -----------       ----------

             NET CASH PROVIDED BY (USED IN) FINANCING
               ACTIVITIES - DISCONTINUED OPERATIONS                    171,000       2,093,000       (3,073,000)
                                                                   -----------     -----------       ----------

             NET CASH PROVIDED BY FINANCING ACTIVITIES              17,504,000       6,042,000        2,919,000
                                                                   -----------     -----------       ----------

Net increase in cash                                                 5,104,000       2,775,000           22,000

Cash balance - beginning of year                                     2,830,000          55,000           33,000
                                                                   -----------     -----------       ----------

             CASH BALANCE - END OF YEAR                            $ 7,934,000     $ 2,830,000       $   55,000
                                                                   -----------     -----------       ----------

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                               -     $     8,000       $   75,000
                                                                   -----------     -----------       ----------
      Income taxes                                                 $    17,000     $     5,000       $  125,000
                                                                   -----------     -----------       ----------
    Non-cash transactions:
      Issuance of warrants in connection with bridge financing               -     $         -       $  138,000
                                                                   -----------     -----------       ----------
      Cancellation of warrants in connection with bridge financing           -     $         -       $   55,000
                                                                   -----------     -----------       ----------
      Exchange of goods for services provided                      $    19,000
                                                                   -----------

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

         The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. During 1999, the Company received additional financing of approximately $17 million. Should the need arise, the Company has received a commitment from a preferred stockholder to finance anticipated working capital deficiencies up to $15 million, if any, through December 31, 2000. Management believes that its current funds and the funds under commitment from a preferred stockholder will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2000. If anticipated operating results are not achieved, the Company intends to obtain additional equity or debt financings. If such financings are not available on terms acceptable to the Company, the Company will delay or reduce its expenditures in order to meet its obligations.

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

3.       PROPERTY AND EQUIPMENT

         As of December 31, 1999 and 1998, property and equipment for continuing operations consist of the following:

                                                       1999              1998
Leasehold improvements                              $  488,000         $ 287,000
Office equipment                                       308,000           167,000
Computer equipment and software                        471,000           142,000
                                                    ----------         ---------
                                                     1,267,000           596,000
    Less accumulated depreciation                      230,000            99,000
                                                    ----------         ---------
                                                    $1,037,000         $ 497,000
                                                    ----------         ---------

         Depreciation and amortization of property and equipment was approximately $130,000, $84,000 and $31,000, for the years ended December 31, 1999, 1998 and 1997, respectively.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         As of December 31, 1999 and 1998, prepaid expenses and other current assets consist of the following:

                                                    1999              1998
Due from credit card companies                   $  350,000         $  27,000
Other current assets                                453,000            68,000
Prepaid expenses                                    213,000           424,000
Income taxes receivable                              34,000            55,000
Other receivables                                    30,000                 -
Deferred income tax                                       -            50,000
                                                 ----------         ---------
                                                 $1,080,000         $ 624,000
                                                 ----------         ---------

5.       ACCOUNTS PAYABLE, ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         As of December 31, 1999 and 1998, accounts payable, accrued expenses and other current liabilities consist of the following:

                                                    1999              1998
Accounts payable                                 $4,287,000         $ 489,000
Accrued expenses                                    646,000           105,000
Provision for returns and bad debt                  868,000            47,000
Accrued media expenses                              407,000                 -
Salary and bonus accrual                            315,000           115,000
                                                 ----------         ---------
                                                 $6,523,000         $ 756,000
                                                 ----------         ---------

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

6.       INCOME TAXES

         The components of the provision (benefit) for income taxes is comprised of the following:

                                  CONTINUING OPERATIONS
                    ---------------------------------------------------
                            1999             1998               1997

Current
    Federal              $  (2,000)        $ (55,000)        $(220,000)
    State                        -                 -            (7,000)
                    ---------------  ----------------  ----------------
                            (2,000)          (55,000)         (227,000)
                    ---------------  ----------------  ----------------

Deferred
    Federal              $       -         $   3,000         $   1,000
    State                        -             2,000            (1,000)
                    ---------------  ----------------  ----------------
                                 -             5,000                 -
                    ---------------  ----------------  ----------------

                         $  (2,000)        $ (50,000)        $(227,000)
                    ---------------  ----------------  ----------------

                                 DISCONTINUED OPERATIONS
                    ---------------------------------------------------
                            1999             1998               1997

Current
    Federal              $       -         $  11,000         $  45,000
    State                        -                 -                 -
                    ---------------  ----------------  ----------------
                                 -            11,000            45,000
                    ---------------  ----------------  ----------------

Deferred
    Federal              $       -         $  81,000         $       -
    State                        -            13,000                 -
                    ---------------  ----------------  ----------------
                                 -            94,000                 -
                    ---------------  ----------------  ----------------

                         $       -         $ 105,000         $  45,000
                    ---------------  ----------------  ----------------

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

         Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                         1999          1998
Deferred tax assets
    Net operating losses                             $ 6,222,000     $ 920,000
    Foreign tax credits                                   13,000             -
    Depreciation and amortization                        216,000             -
    Accounts receivable and inventory reserves            95,000        50,000
    Other                                                  4,000             -
                                                     -----------     ---------
                                                       6,550,000       970,000
        Valuation Allowance                           (6,550,000)     (920,000)
                                                     -----------     ---------
                                                                        50,000
Deferred tax liability
    Tax over book depreciation                                 -       (64,000)
                                                     -----------     ---------
             NET DEFERRED TAX ASSET (LIABILITY)      $         -     $ (14,000)
                                                     -----------     ---------

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

         The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

                                               1999         1998          1997
Statutory federal income tax rate             (34.00)%     (34.00)%     (34.00)%
State taxes, net of federal tax benefit        (5.40)        0.40         1.70
Other                                           0.20            -            -
Valuation allowance on deferred tax asset      39.18        35.10            -
                                            ---------     --------    ---------
Effective tax rate                             (0.02)%       1.50%      (32.30)%
                                            ---------     --------    ---------

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

8.       SHAREHOLDER'S EQUITY AND REDEEMABLE EQUITY

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

         The following table summarizes the Company's stock option activity:

                                                     NUMBER           WEIGHTED
                                                       OF             AVERAGE
                                                     SHARES        EXERCISE PRICE
Options granted                                      117,000          $    5.00
Options canceled                                     (24,500)              5.00
                                                   ----------

Balance at December 31, 1997                          92,500               5.00
                                                   ----------
Options granted                                      221,100               2.73
Options canceled                                     (53,625)              4.05
                                                   ----------

Balance at December 31, 1998                         259,975               3.27
                                                   ----------
Options granted                                      958,050              11.90
Options canceled                                     (40,000)             12.04
Options exercised                                    (67,875)              4.12
                                                   ----------

Balance at December 31, 1999                       1,110,150              10.35
                                                   ----------

Eligible for exercise at December 31, 1998            96,694               4.21
                                                   ----------
Eligible for exercise at December 31, 1999           169,763               7.15
                                                   ----------

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

                                                                        YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------
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

         Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------
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

         Information relating to the discontinued operations of the golf sportswear division for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                               DECEMBER 31,    DECEMBER 31,    DECEMBER 31,
                                                                   1999            1998            1997
Net sales                                                         $     -       $ 3,914,000     $10,323,000
Cost of sales                                                           -         3,838,000       7,392,000
                                                                  -------       -----------     -----------
             GROSS PROFIT                                               -            76,000       2,931,000

Income from adjustments to allowances and
    accruals                                                       67,000                 -               -

Selling, marketing, design and administrative                       8,000         1,155,000       2,200,000
Writedown of property and equipment                                     -           379,000               -
                                                                  -------       -----------     -----------
             OPERATING INCOME (LOSS)                               59,000        (1,458,000)        731,000

Income from sale of trademarks                                          -           400,000               -
Other income (expenses)                                             4,000           (15,000)       (305,000)
Amortization and write-off of deferred costs
    for bridge financing                                                -                 -        (293,000)
                                                                  -------       -----------     -----------
             INCOME (LOSS) BEFORE PROVISION
               FOR INCOME TAXES                                    63,000        (1,073,000)        133,000

Provision for income taxes                                              -          (105,000)        (45,000)
                                                                  -------       -----------     -----------

             NET INCOME (LOSS)                                    $63,000       $(1,178,000)    $    88,000
                                                                  -------       -----------     -----------

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

11.      SUBSEQUENT EVENTS

         Subsequent to year end, the Company has obtained a commitment from affiliates of Soros Private Equity Partners ("Soros") to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided (the "Soros Commitment"). The Company's investment banker, Credit Suisse First Boston, is advising it in determining its most prudent strategy for financing, including whether to proceed with a round of financing with Soros pursuant to the Soros commitment, with one or more private investors, or some combination thereof. In the interim, Soros has provided the Company with $3 million in debt financing, in a note that bears interest at a rate of 8% per annum and is due in January 2002 (the "Soros Note"). The Soros Note provides that amounts due thereunder will convert into securities sold in the Company's next round of financing and will be considered as part of the $15 million of financing committed under the terms of the Soros Commitment. In connection with the Soros Commitment and Soros Note, the Company has granted Soros a warrant pursuant to which it has the right to purchase up to 175,000 shares of Common Stock (subject to certain vesting provisions relating to the timing of the Company's next round of financing) at an exercise price equal to the value of a share of Common Stock as determined in the Company's next round of financing, exercisable at any time during the next 5 years.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
--------------------------------------------------------------------------------

12.      EFFECTS OF REVISED REPORTING OF REDEEMABLE EQUITY

         As described in Note 8, the Company issued 500,000 shares of Series A Preferred Stock in July 1999. The Series A Convertible Preferred Stock is subject to optional redemption upon a change in control of the Company that results in the holders of Series A Convertible Preferred Stock receiving cash or marketable securities with an aggregate value of less than 3 times the conversion price of the Series A Preferred Stock.

         Although the Company believes that the likelihood of redemption occurring is remote, it has revised the financial statements as of December 31, 1999 to account for the Series A Convertible Preferred Stock pursuant to the SEC Accounting Series Release No. 268, as redeemable equity on the accompanying balance sheet.

         The revision of the financial statements for the matter described above had no effect on the Company's net loss, total assets, total liabilities, or cash position. The Company's redeemable equity, total shareholders' equity at December 31, 1999, as previously reported and as revised, are as follows:

                                                             December 31, 1999
 Redeemable equity - previously reported                       $        --
 Adjustment related to the presentation of the Series A
      Convertible Preferred Stock as redeemable                  9,943,000
                                                               -----------
 As revised                                                    $ 9,943,000
                                                               ===========

 Shareholders' equity - previously reported                    $10,586,000
 Adjustment related to the presentation of the Series A
      Convertible Preferred Stock as redeemable                 (9,943,000)
                                                               -----------
 As revised                                                    $   643,000
                                                               ===========

                                    PART III

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Annual Report on Form 10-KSB:

EXHIBIT NO.   DESCRIPTION

3.1(a)        Restated Certificate of Incorporation of the Company.

3.2(e)        Amended and Restated By-Laws of the Company.

3.3(e) Certificate of Amendment of the Company's Certificate of Incorporation dated October 28, 1998.

3.4(d) Certificate of Amendment of the Company's Certificate of Incorporation dated July 27, 1999.

4.1           Form of Senior Convertible Note.

10.1 Employment Agreement by and between the Company and E. Kenneth Seiff, dated December 29, 1999.

10.2          Amended and Restated 1997 Stock Option Plan.

10.3(b) Lease Agreement by and between the Company and John R. Perlman, et al., dated as of May 5, 1997.

10.4(c) Employment Agreement dated as of July 13, 1998 by and between the Company and Patrick Barry.

10.5(c) Employment Agreement dated as of June 15, 1998 by and between the Company and Jonathan Morris.

10.6(c) Agreement dated as of May 13, 1998 by and between the Company and Kaufman Patricof Enterprises ("KPE").

10.7(c) Amendment to Agreement dated August 17, 1998 between the Company and KPE.

10.8(d) Investment Agreement among the Company, Quantum Industrial Partners LDC, SFM Domestic Investments LLC and Pilot Capital Corp., dated July 27, 1999.

10.9(d) Lease by and between the Company and Adams & Co. Real Estate, Inc., dated March 22, 1999.

+10.10(e)     Service Agreement by and between the Company and
              Marketing-Out-Of-The-Box, Inc., dated August 16, 1999.

10.11 Employment Agreement dated as of November 3, 1999 by and between the Company and Robert G. Stevens.

10.12(f) Trademark Purchase Agreement, dated as of September 14, 1998, by and between the Company and Klear Knit Sales Inc.

10.13 Note and Warrant Purchase Agreement, dated as of March 28, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

16.1(g)       Letter from M.R. Weiser & Co., LLP to Bluefly, Inc.

21.1          Subsidiaries of the Registrant.

27            Revised Financial Data Schedule.

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

                                       BLUEFLY, INC.

                                       By: /s/ E. Kenneth Seiff
                                           -------------------------------------
                                           E. Kenneth Seiff
                                           Chief Executive Officer and President



May 15, 2000

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                              Date
---------                       -----                                              ----
/s/ E. Kenneth Seiff
----------------------------
E. Kenneth Seiff                Chairman of the Board of Directors, Chief          May 15, 2000
                                Executive Officer, President,
                                and Treasurer (Principal Executive Officer)

/s/ Patrick C. Barry
----------------------------
Patrick C. Barry                Chief Financial Officer                            May 15, 2000
                                (Principal Accounting Officer)

/s/ Red Burns
----------------------------
Red Burns                       Director                                           May 15, 2000

/s/ Martin Miller
----------------------------
Martin Miller                   Director                                           May 15, 2000

/s/ Robert G. Stevens
----------------------------
Robert G. Stevens               Director                                           May 15, 2000

/s/ Neal Moszkowski
----------------------------
Neal Moszkowski                 Director                                           May 15, 2000

/s/ Mark H. Goldstein
----------------------------
Mark H. Goldstein               Director                                           May 15, 2000

/s/ Ellin J. Saltzman
----------------------------
Ellin J. Saltzman               Director                                           May 15, 2000