Form 10-Q
period 2000-03-31
BLUEFLY INC
filed 2000-05-15
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended March 31, 2000


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

                     ---------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


As of May 10, 2000, the issuer had outstanding 4,924,906 of shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS


                                                                                 PAGE
                                                                                 ----
Part I . Financial Information

 Item 1.  Financial Statements


          Consolidated Balance Sheets as of March 31, 2000 and
                  December 31, 1999 (unaudited)                                    3

          Consolidated Statements of Operations for the three months ended
                   March 31, 2000 and 1999 (unaudited)                             4

          Consolidated Statements of Cash Flows for the three months ended
                   March 31, 2000 and 1999 (unaudited)                             5

          Notes to Consolidated Financial Statements (unaudited)                   7


 Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                       8

 Part II. Other Information                                                       11

 Item 6.  Exhibits and Reports on Form 8-K                                        11

 Signatures                                                                       12


PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS


                                  BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                           MARCH 31,     DECEMBER 31,
                                                             2000            1999
                                                        -------------- --------------
                                                                       (REVISED)(1)
                                     ASSETS
Current assets
 Cash                                                    $  3,909,000    $  7,934,000
 Inventories                                                7,462,000       7,020,000
 Accounts receivable                                          799,000         381,000
 Prepaid expenses                                             315,000         212,000
 Other current assets                                         586,000         487,000
                                                        -------------- --------------
  Total current assets                                     13,071,000      16,034,000

Property and equipment, net                                 1,107,000       1,037,000

Other assets                                                   38,000          38,000
                                                        -------------- --------------
                                                         $ 14,216,000    $ 17,109,000
                                                        ============== ==============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
 Accounts payable                                        $  4,684,000    $  4,287,000
 Accrued expenses and other current liabilities             1,612,000       2,236,000
                                                        -------------- --------------
  Total current liabilities                                 6,296,000       6,523,000

Note payable (net of $133,000 of unamortized discount)      2,867,000              --
                                                        -------------- --------------
                                                            9,163,000       6,523,000
                                                        -------------- --------------
Commitments and contingencies (Note 5)

Redeemable preferred stock--$.01 par value;
 2,000,000 shares authorized and 500,000 shares
 issued and outstanding (liquidation preference:
 $20 per share plus accrued dividends)                      9,943,000       9,943,000

Shareholders' equity (deficit)
 Common stock--$.01 par value; 15,000,000 shares
  authorized and 4,924,906 shares issued and
  outstanding                                                  49,000          49,000
 Additional paid-in capital                                17,959,000      17,825,000
 Accumulated deficit                                      (22,898,000)    (17,231,000)
                                                        -------------- --------------
                                                           (4,890,000)        643,000
                                                        -------------- --------------
                                                         $ 14,216,000    $ 17,109,000
                                                        ============== ==============


The accompanying notes are an integral part of these consolidated financial statements.

(1) The Company has revised its consolidated financial statements for the year ended December 31, 1999, to clarify treatment of the redemption features of the Series A Convertible Preferred Stock. See Item 7 of Part II of the Form 10KSB/A filed by the Company on May 15, 2000.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        THREE MONTHS ENDED
                                                            MARCH 31,
                                                  ------------------------------
                                                       2000            1999
                                                  -------------- --------------
Net sales                                           $ 3,558,000    $   305,000
Cost of sales                                         2,712,000        253,000
                                                  -------------- --------------
 Gross profit                                           846,000         52,000

Selling, marketing and fulfillment expenses           5,317,000        863,000
General and administrative expenses                   1,267,000        494,000
                                                  -------------- --------------
 Total                                               (6,584,000)    (1,357,000)

Operating loss from continuing operations            (5,738,000)    (1,305,000)
Interest income, net of interest expense                 71,000         70,000
                                                  -------------- --------------
Loss from continuing operations                      (5,667,000)    (1,235,000)
                                                  -------------- --------------
Discontinued operations--Note 2
 Income from discontinued operations                         --         63,000
                                                  -------------- --------------
Net loss                                            $(5,667,000)   $(1,172,000)
                                                  -------------- --------------
Preferred stock dividends                              (200,000)            --
                                                  -------------- --------------
Net loss available to common shareholders           $(5,867,000)   $(1,172,000)
                                                  ============== ==============
Basic and diluted (loss) income per common share
 Continuing operations                                    (1.19)          (.27)
 Discontinued operations                                     --            .01
                                                  -------------- --------------
  Net loss per common share                         $     (1.19)   $      (.26)
                                                  ============== ==============
Weighted average shares outstanding                   4,924,906      4,516,900
                                                  ============== ==============




The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)



                                                                          THREE MONTHS ENDED
                                                                              MARCH 31,
                                                                    ------------------------------
                                                                         2000            1999
                                                                    -------------- --------------
Cash flows from operating activities

 Loss from continuing operations                                      $(5,667,000)   $(1,235,000)
 Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
  Depreciation and amortization                                            56,000         23,000
  Common stock issued for services                                             --          7,000
  Changes in operating assets and liabilities:
  (Increase) decrease in
   Inventories                                                           (442,000)      (725,000)
   Accounts receivable                                                   (418,000)       (50,000)
   Other current assets                                                   (99,000)        12,000
   Prepaid expenses                                                      (103,000)        93,000
  Increase (decrease) in
   Accounts payable                                                       397,000         36,000
   Accrued expenses and other current liabilities                        (624,000)        23,000
                                                                    -------------- --------------
 Net cash used in operating activities--continuing operations          (6,900,000)    (1,816,000)
                                                                    -------------- --------------

Income from discontinued operations                                            --         63,000
Adjustments to reconcile income from discontinued operations to net cash provided by operating activites:
  Changes in operating assets and liabilities:
   (Increase) decrease in
    Non-factored receivables                                                   --        187,000
   Increase (decrease) in
    Income taxes receivable                                                    --         25,000
                                                                    -------------- --------------
Net cash provided by operating activities--discontinued operations             --        275,000
                                                                    -------------- --------------
Net cash used in operating activities                                  (6,900,000)    (1,541,000)
                                                                    -------------- --------------



The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED
                                                                           MARCH 31,
                                                                  ---------------------------
                                                                       2000          1999
                                                                  ------------- ------------
Cash flows from investing activities
 Purchase of property and equipment                                   (125,000)      (60,000)
 Funds deposited with factor                                                --      (451,000)
                                                                  ------------- ------------
Net cash used in investing activities                                 (125,000)     (511,000)
                                                                  ------------- ------------

Cash flows from financing activities--continuing operations
 Proceeds from notes payable                                         3,000,000            --
 Net proceeds from warrant redemption                                       --     7,062,000
 Net proceeds from unit purchase option exercises                           --         5,000
                                                                  ------------- ------------
Net cash provided by financing activities--continuing operations     3,000,000     7,067,000
                                                                  ------------- ------------
Cash flows from financing activities--discontinued operations
 Net change in due to factor                                                --       171,000
                                                                  ------------- ------------
Net cash provided by financing activities--discontinued operations          --       171,000
                                                                  ------------- ------------
Net cash provided by financing activities                            3,000,000     7,238,000
                                                                  ------------- ------------
Net (decrease) increase in cash                                     (4,025,000)    5,186,000
Cash balance--beginning of period                                    7,934,000     2,830,000
                                                                  ------------- ------------
Cash balance--end of period                                        $ 3,909,000    $8,016,000
                                                                  ============= ============
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
  Income taxes                                                     $        --    $    1,000
                                                                  ============= ============






The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000



NOTE 1 - BASIS OF PRESENTATION


The accompanying consolidated financial statements include the accounts of Bluefly, Inc. (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying notes included in the Company's Form 10-KSB/A for the year ended December 31, 1999. There have been no changes in significant accounting policies since December 31, 1999.


NOTE 2 - THE COMPANY


The Company is an Internet retailer of designer fashions and home accessories at outlet store prices. The full service Web store ("Bluefly.com" or "Web Site") sells over 350 brands of designer apparel, accessories and house and home products at discounts of up to 75%. Bluefly.com, which launched in September 1998, also offers information on current fashion trends.

In June 1998, the Company's Board of Directors voted to discontinue the operations of its golf sportswear division and devote all of the Company's energy and resources to building Bluefly.com.

NOTE 3 - NOTES PAYABLE

The Company has obtained a commitment from affiliates of Soros Private Equity Partners ("Soros") to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided (the "Soros Commitment"). The Company's investment banker, Credit Suisse First Boston, is advising it in determining its most prudent strategy for financing, including whether to proceed with a round of financing with Soros pursuant to the Soros Commitment, or otherwise. In March 2000, affiliates of Soros provided the Company with $3 million in debt financing, in the form of a note that bears interest at a rate of 8% per annum and is due in January 2002 (the "Soros Note"). The Soros Note provides that amounts due thereunder will convert into securities sold in the Company's next round of financing and will be considered as part of the $15 million of financing committed under the terms of the Soros Commitment. In connection with the Soros Commitment and Soros Note, the Company has granted Soros a warrant (the "Soros Warrant") pursuant to which Soros has the right to purchase up to 175,000 shares of Common Stock (subject to certain vesting provisions relating to the timing of the Company's next round of financing) at an exercise price equal to the value of a share of Common Stock as determined in the Company's next round of financing, exercisable at any time during the next 5 years. The warrants issued in connection with the Soros Note have been valued at $134,000 using the Black Scholes option model and accordingly, the Company has recorded a charge to additional paid in capital and related debt discount. The Soros Warrant expires five years after issuance.

NOTE 4 - EARNINGS (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants to purchase 1,265,595 shares of Common Stock and Preferred Stock convertible into 952,381 shares of Common Stock were not included in the computation of diluted earnings per share because the result of the exercise of such would be antidilutive.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

MARKETING AND ADVERTISING COMMITMENTS

The Company has advertising and marketing commitments through December 31, 2000 of approximately $2.0 million. These amounts include payments due in connection with the Company's online marketing relationships as well as print advertising commitments.

NOTE 6 - RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading Internet retailer of designer fashions and home furnishings at outlet store prices. The Company offers an extensive selection of designer products from over 350 brands, which the Company believes to be the broadest selection of designer products available on the Internet.

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

The Company's quarterly net sales increased to $3,558,000 for the first quarter of 2000, an increase of 17% compared to sales during the fourth quarter of 1999 of $3,042,000. The Company's quarterly net sales grew throughout 1999, from $305,000 during the first quarter to $741,000 in the second quarter, to $863,000 in the third quarter, to approximately $3 million in the fourth quarter.

The Company's quarterly sales increased by 17% in the first quarter of 2000 as compared to the fourth quarter of 1999, despite the fact that, for apparel retailers, the fourth quarter typically results in the highest volume, while the first quarter is typically a much slower quarter. The Company believes that this growth in sales was driven, in large part, by investments made in its technology and operations infrastructure during the second half of 1999, which allowed it to deliver a superior customer experience during the 1999 Holiday season. The Company further believes that its ability to deliver a superior customer experience during the 1999 Holiday season has resulted in a high number of repeat customers during the first quarter and positive "word of mouth" marketing from existing customers to new users, both of which allow for more efficient customer acquisition.

Positive trends in several key metrics also suggest that the Company's performance during the 1999 Holiday season has been an effective customer and revenue acquisition tool. The Company acquired 32,000 customers in the first quarter of 2000, which exceeds the number of customers added in the fourth quarter of 1999 and brings the Company's total active customer base (i.e. customers who have purchased in the past 12 months) to 87,500. Similarly, repeat customers accounted for approximately 42% of sales during the first quarter, the highest level the Company has ever recorded. On average, repeat customers placed 3 orders in the first quarter of 2000.

According to Media Metrix data, Bluefly.com attracted 387,000 average monthly visitors during the first quarter of 2000, approximately 118% higher than traffic during the same period in 1999. Gross revenue per unique visitor was $4.20 for the first quarter, 588% higher than the same period a year ago.

Bluefly.com was launched in September 1998. In June 1998, prior to the launch of Bluefly.com, the Company discontinued its Pivot Rules division, which marketed a collection of golf sportswear in order to devote all of its resources to building Bluefly.com.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999.

NET SALES: For the three months ended March 31, 2000, gross sales (revenue from product sales before any adjustment for reserves) totaled $4,878,000. The Company recorded a provision for returns and credit card chargebacks and other discounts of $1,320,000, or approximately 27% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, the Company's net sales for the first quarter of 2000 were $3,558,000. This represents an increase of over 1067% compared to net sales for the three month period ended March 31, 1999, in which net sales totaled $305,000.

COST OF SALES: Cost of sales for the three months ended March 31, 2000 totaled $2,712,000, resulting in gross margin of approximately 23.8%. Cost of sales consists of the cost of product sold to customers, in-bound shipping costs, inventory reserves and packing materials. Cost of sales for the three months ended March 31, 1999 were $253,000, resulting in gross margin of 17%. The gross margin percentage was effected positively by improvements in the Company's overall merchandising strategy, and purchasing leverage and was offset by 60 basis points as a result of the Company's first ever promotion and 90 basis points by certain other promotional activities.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses totaled $5,317,000 for the three months ended March 31, 2000, representing costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, including outbound shipping costs, fulfillment and customer service. Approximately 68% of selling, marketing and fulfillment expenses in the quarter related to advertising expenses. Selling, marketing and fulfillment expenses for the same period in 1999 were approximately $863,000.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1,267,000 for the three months ended March 31, 2000 compared to $494,000 for the same period in 1999. General and administrative expenses include salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in general and administrative expenses in the first quarter 2000, as compared to 1999, was largely the result of an increase in employees, and their related benefits as well as increased professional fees. The Company has increased its head count across all departments, growing the Company from 26 employees as of March 31, 1999 to 84 as of March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had approximately $3.9 million of cash. At March 31, 2000, the Company had $7,462,000 of inventory, of which approximately 8% was purchased in the latter part of March for Mother's and Father's Day promotions. This inventory was not offered for sale on the Web Site until April 2000.

Pursuant to the Soros Commitment, Soros has agreed, at the Company's option, to provide up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided. The Company's investment banker, Credit Suisse First Boston, is advising it in determining its most prudent financing strategy, including whether to proceed with a round of financing with Soros pursuant to the Soros Commitment, or otherwise. In March 2000, Soros provided the Company with $3 million in debt financing through the issuance of a note that bears interest at the rate of 8% per annum and is due in January 2002 (the "Soros Note"). The Soros Note provides that amounts due thereunder will convert into securities sold in the Company's next round of financing and will be considered as part of the $15 million of financing committed under the terms of the Soros Commitment. In connection with the Soros Commitment and the Soros Note, the Company has granted Soros the Soros Warrant, pursuant to which Soros has the right to purchase up to 175,000 shares of Common Stock (subject to certain vesting provisions relating to the timing of the Company's next round of financing) at an exercise price equal to the value of a share of Common Stock as determined in the Company's next round of financing, exercisable at any time during the next 5 years. The warrants issued in connection with the Soros Note have been valued at $134,000 using the Black Scholes option pricing model and accordingly, the Company has recorded a charge to additional paid in capital, and related debt discount. The Soros Warrant expires five years after issuance. The Company anticipates obtaining additional debt financing of $3 million from Soros pursuant to the Soros commitment during May 2000, and issuing additional warrants to Soros in connection with such financing.

The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds from the Soros Note, and the Company's next round of financing (whether through the Soros Commitment or otherwise), together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements through the end of 2000. However, the Company intends to seek additional debt and/or equity financing during 2000 through a public offering, private placement or otherwise in order to maximize the growth of its business. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and results of operations and significantly slow the pace of both customer and revenue growth.

As of March 31, 2000, the Company has marketing and advertising commitments of $2.0 million through December 31, 2000. In addition, the Company believes that in order to grow the business, the Company will need to make additional marketing and advertising commitments in the future. However, the Company's marketing budget is subject to a number of factors, including the Company's results of operations as well as the Company's ability to raise additional capital.

In order to continue to expand its product offerings, the Company intends to expand its relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. The Company expects that its suppliers will continue to include designers and retail stores that sell excess inventory as well as third party end-of-season apparel aggregators. To achieve its goal of offering a wide selection of top name brand designer clothing and fashion accessories, the Company may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors.

The Company expects to hire and train additional employees for the operations and development of Bluefly.com. However, the Company's ability to hire such employees is subject to a number of factors, including the Company's results of operations as well as the Company's ability to raise additional capital.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the Commission, however, it represents interpretations and practices followed by the Division of Corporate Finance and Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws. The Company believes that the interpretations outlined in SAB 101 did not have an impact on the Company's revenue recognition policies.

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



                                              BLUEFLY, INC.

                                              By: /s/ E. Kenneth Seiff
                                                  -------------------------
                                                  E. Kenneth Seiff
                                                  President

                                              By: /s/ Patrick C. Barry
                                                  -------------------------
                                                  Patrick C. Barry
                                                  Chief Financial Officer






May 15, 2000