Form 10-Q
period 2000-06-30
BLUEFLY INC
filed 2000-08-14
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q




(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended June 30, 2000


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

                     ---------------------------------------


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



As of August 10, 2000, the issuer had outstanding 4,924,906 shares of Common Stock, $.01 par value.


Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS


                                                                                     PAGE
                                                                                     ----
Part I. Financial Information

Item 1. Financial Statements

        Consolidated Balance Sheets as of June 30, 2000 (unaudited) and
                 December 31, 1999                                                     3

        Consolidated Statements of Operations for the six months ended
                 June 30, 2000 and 1999 (unaudited)                                    4

        Consolidated Statements of Operations for the three months ended
                 June 30, 2000 and 1999 (unaudited)                                    5

        Consolidated Statements of Cash Flows for the six months ended
                 June 30, 2000 and 1999 (unaudited)                                    6

        Notes to Consolidated Financial Statements                                     8


Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                                      9

Part II. Other Information                                                            13

Item 2.  Changes in Securities and Use Of Proceeds                                    13

Item 6.  Exhibits and Reports on Form 8-K                                             13

Signatures                                                                            14


PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                                   JUNE 30,         DECEMBER 31,
                                                                                     2000               1999
                                                                                     ----               ----
                          ASSETS
Current assets
   Cash                                                                           $ 3,933,000       $ 7,934,000
   Inventories, net                                                                 7,496,000         7,020,000
   Accounts receivable                                                                862,000           381,000
   Prepaid expenses                                                                   533,000           212,000
   Other current assets                                                               214,000           487,000
                                                                                  -----------       ----------
          Total current assets                                                     13,038,000        16,034,000

Property and equipment, net                                                         1,458,000         1,037,000

Other assets                                                                           38,000            38,000
                                                                                  -----------       -----------

                                                                                 $14,534,000        $17,109,000
                                                                                 ============       ===========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
   Accounts payable                                                              $ 3,708,000        $ 4,287,000
   Accrued expenses and other current liabilities                                  2,178,000          2,236,000
                                                                                 -----------        -----------
       Total current liabilities                                                   5,886,000          6,523,000

Note payable (net of $317,000 of unamortized discount)                             8,683,000                 --
                                                                                 -----------        -----------
                                                                                  14,569,000          6,523,000
                                                                                 -----------        -----------
Commitments (Note 5)

Redeemable preferred stock - $.01 par value; 2,000,000
   shares authorized and 500,000 shares issued and
   outstanding (liquidation preference: $20 per share plus                        10,684,000         10,285,000
   accrued dividends)

Shareholders' equity (deficit)
   Common stock - $.01 par value; 15,000,000 shares
     authorized and 4,924,906 shares issued and
     outstanding                                                                      49,000             49,000
  Additional paid-in capital                                                      17,431,000         17,483,000
  Accumulated deficit                                                            (28,199,000)       (17,231,000)
                                                                                 -----------        -----------
                                                                                 (10,719,000)           301,000
                                                                                 -----------        -----------

                                                                                 $14,534,000        $17,109,000
                                                                                 ===========        ===========

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                              SIX MONTHS ENDED
                                                                                  JUNE 30,
                                                                     -----------------------------------
                                                                          2000              1999
                                                                          ----              ----
Net sales                                                            $   7,885,000      $  1,046,000
Cost of sales                                                            5,982,000           799,000
                                                                     -------------      ------------
     Gross profit                                                        1,903,000          247,000



Selling, marketing and fulfillment expenses                             10,421,000         3,603,000
General and administrative expenses                                      2,458,000         1,035,000
                                                                     -------------    --------------
      Total                                                            (12,879,000)       (4,638,000)

Operating loss from continuing operations                              (10,976,000)       (4,391,000)

Interest income, net of interest expense                                     8,000           172,000
                                                                     -------------    --------------

Loss from continuing operations                                        (10,968,000)       (4,219,000)
                                                                     -------------    --------------

Discontinued operations - Note 2

      Income from discontinued operations                                      --            63,000
                                                                     ------------     -------------
Net loss                                                             $(10,968,000)    $  (4,156,000)

Preferred stock dividends                                                (399,000)               --
                                                                     ------------     -------------
Net loss available to common shareholders                            $(11,367,000)    $  (4,156,000)
                                                                     ============     =============

Basic and diluted (loss) income per common share
     Continuing operations                                                $ (2.31)          $ (0.90)
     Discontinued operations                                                   --               .01
                                                                          -------           -------
           Net loss per common share                                      $ (2.31)          $ (0.89)
                                                                          =======           =======

Weighted average common shares outstanding                              4,924,906         4,692,587
                                                                        =========         =========





   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                             THREE MONTHS ENDED
                                                                                  JUNE 30,
                                                                     -----------------------------------
                                                                          2000              1999
                                                                          ----              ----
Net sales                                                            $   4,327,000     $     741,000
Cost of sales                                                            3,270,000           546,000
                                                                     --------------    -------------
     Gross profit                                                        1,057,000           195,000



Selling, marketing and fulfillment expenses                              5,104,000         2,740,000
General and administrative expenses                                      1,191,000           541,000
                                                                     -------------     -------------
      Total                                                             (6,295,000)       (3,281,000)

Operating loss                                                          (5,238,000)       (3,086,000)

Interest (expense) income, net                                             (63,000)          102,000
                                                                     -------------     -------------

Net loss                                                              $ (5,301,000)     $ (2,984,000)


Preferred stock dividends                                                 (199,000)               --
                                                                      ------------      ------------

Net loss available to common shareholders                             $ (5,500,000)     $ (2,984,000)
                                                                      ============      ============

Basic and diluted loss per common share                                     $(1.12)          $ (0.61)
                                                                            ======           =======

Weighted average common shares outstanding                               4,924,906         4,866,343
                                                                         =========         =========





   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED
                                                                                                        JUNE 30,
                                                                                           ----------------------------------
                                                                                                  2000           1999
                                                                                                  ----           ----

Cash flows from operating activities

  Loss from continuing operations                                                          $(10,968,000)    $ (4,219,000)
  Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
     Depreciation and amortization                                                              308,000           49,000
     Common stock issued for services                                                                --            7,000
     Changes in operating assets and liabilities:
     (Increase) decrease in
          Inventories                                                                          (476,000)      (1,879,000)
          Accounts receivable                                                                  (481,000)          36,000
          Other current assets                                                                  273,000         (125,000)
          Prepaid expenses                                                                     (321,000)          71,000
     Increase (decrease) in
          Accounts payable                                                                     (579,000)        (120,000)
          Accrued expenses and other current liabilities                                        (58,000)         529,000
                                                                                           ------------    -------------
    Net cash used in operating activities - continuing operations                           (12,302,000)      (5,651,000)
                                                                                           ------------    -------------


  Income from discontinued operations                                                                --           63,000
  Adjustments to reconcile income from discontinued operations to net cash provided by operating activities:
          Changes in operating assets and liabilities:
            (Increase) decrease in
               Non-factored receivables                                                              --         187,000
            Increase (decrease) in
               Income taxes payable                                                                  --         195,000
                                                                                           ------------    ------------

Net cash provided by operating activities - discontinued operations                                  --         445,000
                                                                                           ------------    ------------


Net cash used in operating activities                                                       (12,302,000)     (5,206,000)
                                                                                           ------------    ------------








   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                       SIX MONTHS ENDED
                                                                                                           JUNE 30,
                                                                                               ----------------------------------
                                                                                                    2000              1999
                                                                                                    ----              ----


Cash flows from investing activities
  Purchase and placement into service of property and equipment                                  (699,000)          (216,000)
  Funds deposited with factor                                                                          --          2,264,000
                                                                                               ----------         ----------


Net cash (used in) provided by investing activities                                              (699,000)         2,048,000
                                                                                               ----------         ----------

Cash flows from financing activities - continuing operations
  Proceeds from notes payable                                                                   9,000,000                --
  Net proceeds from warrant redemption                                                                 --          7,062,000
  Net proceeds from unit purchase option and option exercises                                          --            197,000
                                                                                               ----------         ----------
Net cash provided by financing activities - continuing operations                               9,000,000          7,259,000
                                                                                               ----------         ----------

Cash flows from financing activities - discontinued operations
  Net change in due to/from factor                                                                     --            171,000
                                                                                               ----------         ----------
Net cash provided by financing activities - discontinued operations                                    --            171,000
                                                                                               ----------         ----------


Net cash provided by financing activities                                                       9,000,000          7,430,000
                                                                                               ----------         ----------

Net (decrease) increase in cash                                                                (4,001,000)         4,272,000
Cash balance - beginning of period                                                              7,934,000          2,830,000
                                                                                               ----------         ----------
Cash balance - end of period                                                                   $3,933,000         $7,102,000
                                                                                               ==========         ==========

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Income taxes                                                                          $       --         $    1,000
                                                                                               ==========         ==========






   The accompanying notes are an integral part of these financial statements.

                                 BLUEFLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 310 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-KSB/A for the year ended December 31, 1999. There have been no changes in significant accounting policies since December 31, 1999. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources to fund operations. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and results of operations.


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


NOTE 3 - NOTES PAYABLE

In March 2000, the Company obtained a commitment from affiliates of Soros Private Equity Partners ("Soros") to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided (the "Soros Commitment"). As of June 30, 2000, Soros had provided the Company with an aggregate of $9 million in debt financing pursuant to the Soros Commitment, in the form of notes that bear interest at a rate of 8% per annum and are due in January 2002 (the "Soros Notes"). The Soros Notes provide that amounts due thereunder will convert into securities sold in the Company's next round of equity financing in which it raises at least $10 million (the "Next Round of Financing"). In connection with the Soros Commitment and Soros Notes, the Company has granted Soros warrants (the "Soros Warrants") pursuant to which Soros has the right to purchase up to 275,000 shares of Common Stock at an exercise price equal to the value of a share of Common Stock as determined in the Company's Next Round of Financing, exercisable at any time during the 5 years following issuance. The Soros Warrants have been valued at $347,000 using the Black Scholes option model and, accordingly, the Company has recorded a charge to additional paid in capital and related debt discount.


NOTE 4 - EARNINGS (LOSS) PER SHARE

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants to purchase 1,463,290 shares of Common Stock and Preferred Stock convertible into 952,381 shares were not included in the computation of diluted earnings per share because the result of the exercise of such would be antidilutive.

                                 BLUEFLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000



NOTE 5 - COMMITMENTS

MARKETING AND ADVERTISING COMMITMENTS

The Company has advertising and marketing commitments through December 31, 2000 of approximately $900,000. These amounts include payments due in connection with the Company's online marketing relationships as well as print advertising commitments.


NOTE 6 - RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The Company is a leading Internet retailer of designer fashions and home furnishings at outlet store prices. The Company offers an extensive selection of designer products from over 350 brands.

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

The Company's quarterly net sales increased to $4,327,000 for the second quarter of 2000, an increase of over 480% compared to net sales during the second quarter of 1999 of $741,000, and an increase of approximately 22% compared to net sales during the first quarter of 2000 of $3,558,000.

According to Media Metrix data, Bluefly.com had 402,000 average monthly unique visitors during the second quarter of 2000, approximately 9% higher than the 369,000 average monthly unique visitors attracted during the second quarter of 1999 and approximately 4% higher than the 387,333 average monthly unique visitors attracted during the first quarter of 2000. During the quarter, the Company added more than 36,000 new customers, over a 365% increase over the 7,700 customers added in the second quarter of 1999 and a 10% increase over the 32,600 customers added in the first quarter of 2000. Repeat customers accounted for approximately 46% of the Company's revenues, up from 40% in the second quarter of 1999 and 41% in the first quarter of 2000.

Gross revenue per unique visitor was $4.92 for the second quarter, 429% higher than the $0.93 gross revenue per unique visitor generated in the second quarter of 1999 and 17% higher than the $4.20 gross revenue per unique visitor generated in the first quarter of 2000. Customer acquisition costs (which the Company defines as total advertising expenditures during the quarter (excluding staff related costs) divided by new customers acquired in the quarter) decreased to $73.21 during the second quarter of 2000. This represents an improvement of approximately 70% from the Company's $239.46 customer acquisition costs during the second quarter of 1999 and an improvement of approximately 30% from the Company's $103.89 customer acquisition costs during the first quarter of 2000.

In order to accommodate increased inventory levels and higher volumes of order fulfillment, the Company is in the process of moving to a larger more robust fulfillment center. The Company expects the move to be complete by the end of the summer with minimal disruption to its fulfillment operations, although there can be no assurance that this will be the case.

                                 BLUEFLY, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 2000


Bluefly.com was launched in September 1998. In June 1998, prior to the launch of Bluefly.com, the Company discontinued its Pivot Rules division, which marketed a collection of golf sportswear in order to devote all of its resources to building Bluefly.com.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

NET SALES: For the six months ended June 30, 2000, gross sales (revenue from product sales before any adjustment for reserves) totaled $10,865,000. The Company recorded a provision for returns and credit card chargebacks and other discounts of $2,980,000, or approximately 27% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, the Company's net sales for the six months ended June 30, 2000 were $7,885,000. This represents an increase of over 653% compared to net sales for the same period in 1999, in which net sales totaled $1,046,000.

COST OF SALES: Cost of sales for the six months ended June 30, 2000 totaled $5,982,000, resulting in gross margin of approximately 24.1%. Cost of sales consists of the cost of product sold to customers, in-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 1999 were $799,000, resulting in gross margin of 23.6%. The Company believes that the increase in gross margin is the result of improvements in the Company's bad debt recovery as well as revenue generated from certain promotional activities, partially offset by commission costs that were not incurred in 1999.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses totaled $10,421,000 for the six months ended June 30, 2000, representing costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, including outbound shipping costs (net of shipping revenue), fulfillment costs and customer service. Of the total selling, marketing and fulfillment expenses for the six months ended June 30, 2000, approximately $690,000 relates to fulfillment costs, and approximately $392,000 represents outbound shipping costs (net of shipping revenue). Marketing expenses related to online and print advertising for the six months ended June 30, 2000, totaled approximately $6,030,000 while Web site hosting costs totaled approximately $1,044,000. Selling, marketing and fulfillment expenses for the same period in 1999 were approximately $3,603,000. Of the total selling, marketing and fulfillment expenses for the six months ended June 30, 1999, approximately $127,000 relates to fulfillment costs, and approximately $25,000 represents outbound shipping costs (net of shipping revenue). Marketing expenses related to online and print advertising totaled approximately $2,166,000 while Web site hosting costs totaled approximately $449,000 for the six months ended June 30, 1999.

The increase in fulfillment costs and outbound shipping costs in this period compared to 1999, is largely attributable to increased sales volume, while the increase in Web site hosting costs results from the Company's desire to improve the speed of its Web site and effectively handle growth in traffic to the Web site. Marketing expenses as a percentage of total selling marketing and fulfillment expenses, increased for the six month period ended June 30, 2000 by approximately 2% as compared to the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $2,458,000 for the six months ended June 30, 2000 compared to $1,035,000 for the same period in 1999. General and administrative expenses include salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in general and administrative expenses in this period, as compared to 1999, was largely the result of an increase in employees, and their related benefits as well as increased professional fees. The Company has increased its head count across all departments, growing the Company from 39 employees as of June 30, 1999 to 90 as of June 30, 2000.

FOR THE THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999

NET SALES: For the three months ended June 30, 2000, gross sales (revenue from product sales before any adjustment for reserves) totaled $5,987,000. The Company recorded a provision for returns and credit card chargebacks and other discounts of $1,660,000, or approximately 28% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, the Company's net sales for the second quarter of 2000 were $4,327,000. This represents an increase of over 480% compared to net sales for the three month period ended June 30, 1999, in which net sales totaled $741,000.

COST OF SALES: Cost of sales for the three months ended June 30, 2000 totaled $3,270,000, resulting in gross margin of approximately 24.4%. Cost of sales consists of the cost of product sold to customers, in-bound shipping costs, inventory reserves and packing materials. Cost of sales for the three months ended June 30, 1999 were $546,000, resulting in gross margin of 26.3%. The Company believes that the

                                 BLUEFLY, INC.
                                 JUNE 30, 2000


gross margin decrease is the result of increased inventory reserves, commissions and cost of packing materials for the three months ended June 30, 2000 compared to the same period last year. These increases in cost were partially offset by improvements in the Company's bad debt reserves and revenue from certain promotional activities.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses totaled $5,104,000 for the three months ended June 30, 2000, representing costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, including outbound shipping costs (net of shipping revenue), fulfillment and customer service. Fulfillment expenses for the three months ended June 30, 2000 totaled approximately $387,000, while the costs of outbound shipping net of the related shipping revenue totaled $214,000. Marketing expenses related to online and print advertising totaled approximately $2.6 million. Selling, marketing and fulfillment expenses for the same period in 1999 were approximately $2,740,000. Fulfillment expenses for the three months ended June 30, 1999 totaled approximately $80,000, while the costs of outbound shipping net of the related shipping revenue totaled $23,000. Marketing expenses related to online and print advertising for the three months ended June 30, 1999 were approximately $1,852,000.

The increase in fulfillment costs and outbound shipping costs in this period compared to 1999, is largely attributable to increased sales volume, while the increase in Web site hosting costs results from the Company's desire to improve the speed of its Web site and effectively handle the growth in traffic to the Web site. Marketing expenses as a percentage of total selling marketing and fulfillment expenses, decreased for the three month period ended June 30, 2000 by approximately 16% as compared to the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1,191,000 for the three months ended June 30, 2000 compared to $541,000 for the same period in 1999. General and administrative expenses include salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in general and administrative expenses in the second quarter 2000, as compared to 1999, was largely the result of an increase in employees, and their related benefits as well as increased professional fees. The Company has increased its head count across all departments, growing the Company from 39 employees as of June 30, 1999 to 90 as of June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had approximately $7.15 million of working capital, of which approximately $3.9 million was in the form of cash. In addition, as of June 30, 2000, the Company had $6.0 million of cash available under the Soros Commitment described below.

In March 2000, the Company obtained a commitment from affiliates of Soros Private Equity Partners ("Soros") to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided (the "Soros Commitment"). As of June 30, 2000, Soros had provided the Company with an aggregate of $9 million in debt financing pursuant to the Soros Commitment, in the form of notes that bear interest at a rate of 8% per annum and are due in January 2002 (the "Soros Notes"). The Soros Notes provide that amounts due thereunder will convert into securities sold in the Company's next round of equity financing in which it raises at least $10 million (the "Next Round of Financing"). In connection with the Soros Commitment and Soros Notes, the Company has granted Soros warrants (the "Soros Warrants") pursuant to which Soros has the right to purchase up to 275,000 shares of Common Stock at an exercise price equal to the value of a share of Common Stock as determined in the Company's Next Round of Financing, exercisable at any time during the 5 years following issuance. The Soros Warrants have been valued at $347,000 using the Black Scholes option model and, accordingly, the Company has recorded a charge to additional paid in capital and related debt discount.

The Company has been advised by the Nasdaq Stock Market, Inc. ("Nasdaq") and the Boston Stock Exchange, that it is not in compliance with their respective continued listing requirements because of its failure to satisfy Nasdaq's minimum net tangible assets requirement and the Boston Stock Exchange's minimum shareholders' equity requirement. Nasdaq and the Boston Stock Exchange have taken the position that, for purposes of continued listing requirements, the Company's Series A Convertible Preferred Stock, par value $.01 per share (the "Series A Preferred Stock"), should not be included among the tangible assets or shareholders' equity of the Company because it is redeemable preferred stock. The Company has responded by stating, that among other things, that it has entered into a letter of intent with the principal holder of the Series A Preferred Stock, pursuant to which the parties have mutually agreed to negotiate, in good faith, within forty-five days of the date of such letter, an amendment to the Series A Preferred Stock that enables the Company to reflect the Series A Preferred Stock as shareholders' equity on its balance sheet. The Company is currently in negotiations with respect to such amendment, although there can be no assurances that such negotiations will result in an appropriate amendment. Based upon the Company's net worth as of June 30, 2000, continued compliance with Nasdaq's net tangible asset requirement and the Boston Stock Exchange's minimum shareholders' equity requirement will also require, in addition to the amendment of the Series A Preferred Stock, the conversion into shareholders' equity of the Soros Notes or additional equity financing from a third party. The Company is currently in discussions with respect to the conversion of the Soros Notes into an equity instrument, but there can be no assurance that such discussions will result in the conversion of the Soros Notes into shareholders'

                                 BLUEFLY, INC.
                                 JUNE 30, 2000



equity. At the current market price of the Common Stock, conversion of the $9.0 million indebtedness into Common Stock would result in Soros owning greater than 50% of the outstanding Common Stock. Any such negotiated arrangement would require shareholder approval under applicable Nasdaq rules.

As of June 30, 2000, the Company has marketing and advertising commitments of approximately $900,000 through December 31, 2000. In addition, the Company believes that in order to grow the business, the Company will need to make additional marketing and advertising commitments in the future. However, the Company's marketing budget is subject to a number of factors, including it's results of operations as well as it's ability to raise additional capital.

In order to continue to expand its product offerings, the Company intends to expand its relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. The Company expects that its suppliers will continue to include designers and retail stores that sell excess inventory as well as third party end-of-season apparel aggregators. To achieve its goal of offering a wide selection of top name brand designer clothing and fashion accessories, the Company may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors. Due to the Company's limited working capital, a number of its suppliers have limited the Company's payment terms and, in some cases, have required the Company to pay for merchandise in advance of delivery.

The Company expects to hire and train additional employees for the operations and development of Bluefly.com. However, the Company's ability to hire such employees is subject to a number of factors, including the Company's results of operations as well as the Company's ability to raise additional capital.

The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds from the Soros Note, and the remaining amount of the Soros Commitment, together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements through the end of 2000. However, the Company intends to seek additional debt and/or equity financing during 2000 through a public offering, private placement or otherwise in order to maximize the growth of its business. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

The Board of Directors has authorized a special committee, consisting of independent members of the Board, to review and evaluate the Company's strategic alternatives for maximizing shareholder value. Those alternatives include, but are not limited to, raising additional equity, entering into a strategic partnership or joint venture and/or a sale of the Company. The special committee has engaged Credit Suisse First Boston as its financial advisor.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 1999, the Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain of the Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. SAB 101 is not a rule or interpretation of the Commission; however, it represents interpretations and practices followed by the Division of Corporate Finance and Office of the Chief Accountant in administering the disclosure requirements of the Federal securities laws.

The Emerging Issues Task Force ("EITF") of the Financial Accounting Standards Board has addressed the "Accounting Treatment for Shipping and Handling Revenue and Costs" in Issue 00-10. During its meetings it has reached a final consensus that amounts billed, if any, for shipping and handling should be included in revenue. However the EITF did not reach a conclusion on the treatment of the related costs of shipping and handling.

According to SAB 101B, the implementation date for Issue 00-10, is the fourth quarter of a registrant's fiscal year beginning after December 15, 1999 and requires companies to reclassify all prior periods to conform with the current period presentation. The Company will apply the interpretations outlined in SAB 101, and EITF Issue 00-10, and believes that the application will not have a significant impact on the Company's revenue recognition policies.


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe," "project," "expect," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation

                                 BLUEFLY, INC.
                                 JUNE 30, 2000





Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-QSB, and 10-KSB. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; the competitive nature of the business and the potential for competitors with greater resources to enter such business; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; the startup nature of the Internet business; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

PART II  - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Soros Commitment and the Soros Notes, the Company has granted Soros warrants to purchase an aggregate of 275,000 shares of Common Stock. The Soros Warrants will have an exercise price equal to the value of a share of Common Stock as determined in the Company's Next Round of Financing, and are exercisable for a period of five years from issuance. The issuance of the Soros Warrants was deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. Soros represented their intentions to acquire the securities for investment only and not with any distribution thereof and appropriate legends were fixed to the Soros Warrants in connection therewith. The proceeds of the Soros Notes are being used for working capital purposes.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      The following is a list of exhibits filed as part of this Report:

     EXHIBIT NO.           DESCRIPTION
     -----------           -----------
         10.14  Lease by and between the Company and Adams & Co. Real Estate, Inc. dated May 4, 2000
         10.15  Note and Warrant Purchase Agreement, dated May 16, 2000, by and among the Company, Quantum
                Industrial Partners LDC and SFM Domestic Investments LLC
         10.16  Note and Warrant Purchase Agreement, dated June 28,
                2000, by and among the Company, Quantum Industrial
                Partners LDC and SFM Domestic Investments LLC
         10.17  Bluefly, Inc. 2000 Stock Option Plan
         10.18  Letter Agreement, dated as of June 22, 2000, by and between the Company and Soros Private Equity
                Partners, LLC
            27  Financial Data Schedule.


(b)      Reports on Form 8-K.

The Company filed no reports on Form 8-K during the period covered by this report.

                                 BLUEFLY, INC.
                                 JUNE 30, 2000





                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            BLUEFLY, INC.

                            By: /s/  E. Kenneth Seiff
                                ---------------------
                                E. Kenneth Seiff
                                President


                            By: /s/ Patrick C. Barry
                                ---------------------
                                Patrick C. Barry
                                Chief Financial Officer


August 14, 2000