Form 10-Q
period 2000-09-30
BLUEFLY INC
filed 2000-11-14
CIK 1030896

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2000


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

                     ---------------------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 9, 2000, the issuer had outstanding 4,924,906 shares of Common Stock, $.01 par value.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2000 (unaudited)
               and December 31, 1999                                          3

         Consolidated Statements of Operations for the nine months ended
               September 30, 2000 and 1999 (unaudited)                        4

         Consolidated Statements of Operations for the three months ended
               September 30, 2000 and 1999 (unaudited)                        5

         Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2000 and 1999 (unaudited)                        6

         Notes to Consolidated Financial Statements                           8


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            9

Part II. Other Information                                                   13

Item 2.  Changes in Securities and Use Of Proceeds                           13

Item 6.  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                   15

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     2000           1999
                                                                     ----           ----
                            ASSETS
Current assets
    Cash                                                         $    906,000    $  7,934,000
    Inventories, net                                                7,934,000       7,020,000
    Accounts receivable                                               886,000         381,000
    Prepaid expenses                                                  763,000         212,000
    Other current assets                                              136,000         487,000
                                                                 ------------    ------------
        Total current assets                                       10,625,000      16,034,000

Property and equipment, net                                         1,294,000       1,037,000

Other assets                                                          150,000          38,000
                                                                 ------------    ------------
                                                                 $ 12,069,000    $ 17,109,000
                                                                 ============    ============


          LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                             $  2,962,000    $  4,287,000
    Accrued expenses and other current liabilities                  2,086,000       2,236,000
                                                                 ------------    ------------
        Total current liabilities                                   5,048,000       6,523,000

Note payable (net of $321,000 of unamortized discount)             11,679,000              --
                                                                 ------------    ------------
                                                                   16,727,000       6,523,000
                                                                 ------------    ------------
Commitments

Redeemable preferred stock - $.01 par value; 2,000,000 shares authorized and 500,000 shares issued and outstanding
    (liquidation preference:  $20 per share plus accrued           10,886,000      10,285,000
    dividends)

Shareholders' equity (deficit)
    Common stock - $.01 par value; 15,000,000 shares
        authorized and 4,924,906 shares issued and
        outstanding                                                    49,000          49,000
    Additional paid-in capital                                     17,387,000      17,483,000
    Accumulated deficit                                           (32,980,000)    (17,231,000)
                                                                 ------------    ------------
                                                                  (15,544,000)        301,000
                                                                 ------------    ------------
                                                                 $ 12,069,000    $ 17,109,000
                                                                 ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                         NINE MONTHS ENDED
                                                           SEPTEMBER 30,
                                                   ----------------------------
                                                       2000            1999
                                                       ----            ----
Net sales                                          $ 11,100,000    $  1,909,000
Cost of sales                                         8,603,000       1,455,000
                                                   ------------    ------------
     Gross profit                                     2,497,000         454,000



Selling, marketing and fulfillment expenses          14,310,000       6,267,000
General and administrative expenses                   3,765,000       2,038,000
                                                   ------------    ------------
      Total                                         (18,075,000)     (8,305,000)

Operating loss from continuing operations           (15,578,000)     (7,851,000)

Interest (expense) income, net                         (171,000)        283,000

Loss from continuing operations                     (15,749,000)     (7,568,000)
                                                   ------------    ------------

Discontinued operations - Note 2

      Income from discontinued operations                    --          63,000
                                                   ------------    ------------

Net loss                                           $(15,749,000)   $ (7,505,000)

Preferred stock dividends                              (601,000)       (140,000)
                                                   ------------    ------------
Net loss available to common shareholders          $(16,350,000)   $ (7,645,000)
                                                   ============    ============

Basic and diluted (loss) income per common share
     Continuing operations                         $      (3.32)   $      (1.62)
     Discontinued operations                                 --             .01
                                                   ------------    ------------
           Net loss per common share               $      (3.32)   $      (1.61)
                                                   ============    ============

Weighted average common shares outstanding            4,924,906       4,763,074
                                                   ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                  THREE MONTHS ENDED
                                                     SEPTEMBER 30,
                                              --------------------------
                                                  2000           1999
                                              -----------    -----------
Net sales                                     $ 3,215,000    $   863,000
Cost of sales                                   2,621,000        656,000
                                              -----------    -----------
     Gross profit                                 594,000        207,000

Selling, marketing and fulfillment expenses     3,889,000      2,664,000
General and administrative expenses             1,307,000      1,003,000
                                              -----------    -----------
      Total                                    (5,196,000)    (3,667,000)

Operating loss                                 (4,602,000)    (3,460,000)

Interest (expense) income, net                   (179,000)       111,000
                                              -----------    -----------

Net loss                                      $(4,781,000)   $(3,349,000)

Preferred stock dividends                        (202,000)      (140,000)
                                              -----------    -----------

Net loss available to common shareholders     $(4,983,000)   $(3,489,000)
                                              ===========    ===========

Basic and diluted loss per common share       $     (1.01)   $     (0.71)
                                              ===========    ===========

Weighted average common shares outstanding      4,924,906      4,901,749
                                              ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                              ----------------------------
                                                                                  2000            1999
                                                                              ------------    ------------
Cash flows from operating activities

  Loss from continuing operations                                             $(15,749,000)   $ (7,568,000)

  Adjustments to reconcile loss from continuing operations to net cash used in operating activities:
     Depreciation and amortization                                                 560,000          83,000
     Common stock issued for service                                                    --           7,000
     Changes in operating assets and liabilities:
     (Increase) decrease in
          Inventories                                                             (914,000)     (4,025,000)
          Accounts receivable                                                     (505,000)       (553,000)
          Other current assets                                                     352,000          (9,000)
          Prepaid expenses                                                        (551,000)        (68,000)
          Other assets                                                             (25,000)        (22,000)
     Increase (decrease) in
          Accounts payable                                                      (1,325,000)      2,036,000
          Accrued expenses and other current liabilities                          (150,000)        479,000
                                                                              ------------    ------------
    Net cash used in operating activities - continuing operations              (18,307,000)     (9,640,000)
                                                                              ------------    ------------


  Income from discontinued operations                                                   --          63,000
  Adjustments to reconcile income from discontinued operations to net cash provided by operating activities:
      Changes in operating assets and liabilities:
          (Increase) decrease in
             Non-factored receivables                                                   --         187,000
          Increase (decrease) in
             Income taxes payable                                                       --         195,000
                                                                              ------------    ------------

Net cash provided by operating activities - discontinued operations                     --         445,000
                                                                              ------------    ------------
Net cash used in operating activities                                          (18,307,000)     (9,195,000)
                                                                              ------------    ------------

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                         ----------------------------
                                                                             2000            1999
                                                                         ------------    ------------
Cash flows from investing activities
  Purchase of property and equipment                                         (721,000)       (478,000)
  Funds deposited with factor                                                      --       2,264,000
                                                                         ------------    ------------

Net cash (used in) provided by investing activities                          (721,000)      1,786,000
                                                                         ------------    ------------

Cash flows from financing activities - continuing operations
    Proceeds from notes payable                                            12,000,000              --
    Net proceeds from warrant redemption and unit purchase option                  --       7,067,000
    Net proceeds from option exercises                                             --         245,000
    Net proceeds from issuance of Preferred Stock                                  --       9,943,000
                                                                         ------------    ------------

Net cash provided by financing activities - continuing operations          12,000,000      17,255,000
                                                                         ------------    ------------

Cash flows from financing activities - discontinued operations
  Net change in due to/from factor                                                 --         171,000
                                                                         ------------    ------------
Net cash provided by financing activities - discontinued operations                --         171,000
                                                                         ------------    ------------

Net cash provided by financing activities                                  12,000,000      17,426,000
                                                                         ------------    ------------

Net (decrease) increase in cash                                            (7,028,000)     10,017,000
Cash balance - beginning of period                                          7,934,000       2,830,000
                                                                         ------------    ------------
Cash balance - end of period                                             $    906,000    $ 12,847,000
                                                                         ============    ============

Supplemental disclosure of cash flow information:
     Cash paid during the period for:
         Income taxes                                                    $         --    $     15,000
                                                                         ============    ============

   The accompanying notes are an integral part of these financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 3.10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-KSB/A for the year ended December 31, 1999. There have been no changes in significant accounting policies since December 31, 1999. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources to fund operations. Although the Company has entered into definitive agreements relating to new financing (see Note 4 below), there can be no assurance that such financing will be consummated, or that any additional financing or other sources of capital will be available to the Company upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at outlet store prices. The Company's full service Web store ("Bluefly.com" or "Web Site") sells over 350 brands of designer apparel, accessories and house and home products at discounts of up to 75%. Bluefly.com, which launched in September 1998, also offers information on current fashion trends.

In June 1998, the Company's Board of Directors voted to discontinue the operations of its golf sportswear division and devote all of the Company's energy and resources to building Bluefly.com.

NOTE 3 - NOTES PAYABLE

In March 2000, the Company obtained a commitment from affiliates of Soros Private Equity Partners ("Soros") to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided (the "Soros Commitment"). As of September 30, 2000, Soros had provided the Company with an aggregate of $12 million in convertible debt financing pursuant to the Soros Commitment, in the form of notes that bear interest at a rate of 8% per annum and are due in January 2002 (the "Soros Notes"). In October 2000, the Company received the final $3 million of the Soros Commitment in the form of additional Soros Notes, bringing the aggregate principal amount of the Soros Notes outstanding to $15 million. Under the terms of the New Soros Financing (as hereinafter defined) the Soros Notes would convert into preferred stock. See
Note 4 below. In connection with the Soros Commitment and Soros Notes, the Company has granted Soros warrants (the "Soros Warrants") pursuant to which Soros has the right to purchase up to 375,000 shares of Common Stock at an exercise price equal to $2.29, exercisable at any time during the 5 years following issuance. The Soros Warrants have been valued at $465,000 using the Black Scholes option pricing model and, accordingly, the Company has recorded a credit to additional paid in capital and a debt discount, which is being amortized over the life of the debt.

NOTE 4 - NEW SOROS FINANCING

On November 13, 2000, the Company entered into an agreement with Soros pursuant to which affiliates of Soros have agreed to invest up to an additional $15 million in the Company, subject to certain conditions (the "New Soros Financing"). Under the terms of the agreement, Soros has invested an additional $5 million in the form of a note (the "New Note"), convertible into preferred stock at a price of $2.34 per share. The agreement requires the Company to offer the public shareholders of the Company, as of a date to be determined, the right to purchase up to an aggregate of $20 million of Common Stock at $2.34 per share. If the public shareholders purchase less than $20 million of Common Stock, Soros would purchase the difference between $20 million and the amount purchased by the public shareholders, up to a total $10 million, all at the rate of $2.34 per share. As part of the transaction, and subject to shareholder approval, the Soros Notes (referred to in Note 3), as well as the New Note, would be converted into preferred stock at a price of $2.34 per share, and the conversion price of the preferred stock previously issued to

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

Soros and other investors would be reduced to $2.34 per share. All of the preferred stock would earn dividends at the rate of 8% per year, payable in cash or stock, at the Company's option, upon conversion. The preferred stock issued pursuant to the New Soros Financing would be convertible into shares of Common Stock of the Company on a one-for-one basis.

Assuming the transaction is consummated, Soros would own a majority of the Company's voting and equity interests. In addition, the preferred stock will provide Soros with veto rights over certain Company actions and will allow Soros to control any vote of the Company's board of directors.

Closing of the New Soros Financing requires approval by the shareholders of the Company and is subject to certain other closing conditions. The New Note bears interest at the rate of 11% until it is converted. There can be no assurance that the shareholders will approve the New Soros Financing or that the New Soros Financing will be consummated. If it is not consummated, the Soros Notes and the New Note are due and payable on May 1, 2001.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company has determined Earnings (Loss) Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants to purchase 2,677,481 shares of Common Stock and Preferred Stock convertible into 952,381 shares of Common Stock were not included in the computation of diluted earnings per share because the result of the exercise of such would be antidilutive.

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

The Company derives revenue primarily from the sale of designer products on its Web Site. Revenue is recognized when goods are shipped to the Company's customers, which occurs only after credit card authorization. The Company processes merchandise returns and bears the credit risk for these transactions. The Company generally permits returns for any reason within 90 days of the sale. Accordingly, the Company reserves for estimated future returns and bad debt at the time of shipment based on historical data. However, the Company's future return and bad debt rates could differ significantly from historical patterns.

The Company has incurred substantial costs to develop its Web Site and infrastructure. In order to expand its business, the Company intends to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. The Company, therefore, expects to continue to incur substantial operating losses for the foreseeable future.

The Company's quarterly net sales increased to $3,215,000 for the third quarter of 2000, an increase of over 273% compared to net sales during the third quarter of 1999 of $863,000. In addition, average order size increased to $100.86 from $95.83 for the same period in the prior year.

According to Media Metrix data, Bluefly.com had approximately 376,000 average monthly unique visitors during the third quarter of 2000, approximately 39% higher than the 271,000 average monthly unique visitors attracted during the third quarter of 1999. During the quarter, the Company added approximately 24,500 new customers, a 164% increase over the 9,280 customers added in the third

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2000

quarter of 1999. Repeat customers accounted for approximately 51% of the Company's revenues, up from 35% in the third quarter of 1999.

Gross revenue per unique visitor was $4.01 for the third quarter, 167% higher than the $1.50 gross revenue per unique visitor generated in the third quarter of 1999. Customer acquisition costs (which the Company defines as total advertising expenditures during the quarter (excluding staff related costs) divided by new customers acquired in the quarter) improved 68% to $57.45 per new customer during the third quarter of 2000 from $178.66 per new customer acquisition cost during the third quarter of 1999.

In order to accommodate increased inventory levels and higher volumes of order fulfillment, the Company moved to a larger, more robust fulfillment center. The new facility has over four times the amount of square footage available than in the old facility. The Company completed the move in early October 2000.

Bluefly.com was launched in September 1998. In June 1998, prior to the launch of Bluefly.com, the Company discontinued its Pivot Rules division, which marketed a collection of golf sportswear in order to devote all of its resources to building Bluefly.com.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: For the nine months ended September 30, 2000, gross sales (revenue from product sales before any adjustment for reserves) totaled $15,411,000. The Company recorded a provision for returns and credit card chargebacks and other discounts of $4,311,000, or approximately 28% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, the Company's net sales for the nine months ended September 30, 2000 were $11,100,000. This represents an increase of over 481% compared to net sales for the same period in 1999, in which net sales totaled $1,909,000.

COST OF SALES: Cost of sales for the nine months ended September 30, 2000 totaled $8,603,000, resulting in gross margin of approximately 22.5%. Cost of sales consists of the cost of product sold to customers, in-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 1999 were $1,455,000, resulting in gross margin of 23.8%. The Company believes that the decrease in gross margin resulted from the reduction of sales price of certain items that the Company sought to
(i) sell before its move to its new fulfillment center, as well as (ii) convert into cash needed for holiday buys. This decrease in margin was partially offset by revenue generated from certain promotional programs that were not in place in 1999.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses totaled $14,310,000 for the nine months ended September 30, 2000, representing costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, fulfillment costs, outbound shipping costs (net of shipping revenue), and customer service. Of the total selling, marketing and fulfillment expenses for the nine months ended September 30, 2000, marketing expenses related to online and print advertising totaled approximately $7,397,000 while Web site hosting costs totaled approximately $1,593,000. Approximately $1,280,000 of the total relates to fulfillment costs, and approximately $426,000 represents outbound shipping costs (net of shipping revenue). Selling, marketing and fulfillment expenses for the same period in 1999 were approximately $6,267,000. Of the total selling, marketing and fulfillment expenses for the nine months ended September 30, 1999, marketing expenses related to online and print advertising totaled approximately $3,824,000 while Web site hosting costs totaled approximately $243,000. Approximately $290,000 of the total related to fulfillment costs, and approximately $105,000 represents outbound shipping costs (net of shipping revenue).

The increase in fulfillment costs and outbound shipping costs in this period compared to the same period in 1999, is largely attributable to increased sales volume as well as the move to the new fulfillment center as there was some overlap in costs during the month of August due to the Company's need to maintain the old fulfillment center as the new fulfillment center was commencing operations. The increase in Web site hosting costs results from the Company's efforts to improve the speed of its Web site and effectively handle growth in traffic to the Web site. Marketing expenses related to online and print advertising as a percentage of total selling, marketing and fulfillment expenses, decreased for the nine month period ended September 30, 2000 by approximately 9% as compared to the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $3,765,000 for the nine months ended September 30, 2000 compared to $2,038,000 for the same period in 1999. General and administrative expenses include salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in general and administrative expenses in this period, as compared to 1999, was largely the result of an increase in employees, and their related benefits as well as increased professional fees. The Company has increased its head count across all departments. The average number of employees

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2000

employed by the Company for the nine month period ended September 30, 1999 was 30, compared to the average number of employees employed by the Company for the nine month period ended September 30, 2000 of 85.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

NET SALES: For the three months ended September 30, 2000, gross sales (revenue from product sales before any adjustment for reserves) totaled $4,546,000. The Company recorded a provision for returns and credit card chargebacks and other discounts of $1,331,000, or approximately 29% of gross sales. The reserve allowance takes into account the Company's 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, the Company's net sales for the third quarter of 2000 were $3,215,000. This represents an increase of over 272% compared to net sales for the three month period ended September 30, 1999, in which net sales totaled $863,000.

COST OF SALES: Cost of sales for the three months ended September 30, 2000 totaled $2,621,000, resulting in gross margin of approximately 18.5%. Cost of sales consists of the cost of product sold to customers, in-bound shipping costs, inventory reserves and packing materials. Cost of sales for the three months ended September 30, 1999 were $656,000, resulting in gross margin of approximately 24%. The Company believes that the decrease in gross margin resulted from the reduction of sales price of certain items that the Company sought to (i) sell before its move to its new fulfillment center as well as (ii) convert into cash needed for holiday buys. This decrease in margin was partially offset by revenue generated from certain promotional programs that were not in place in 1999.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses totaled $3,889,000 for the three months ended September 30, 2000, representing costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, fulfillment costs, outbound shipping costs (net of shipping revenue), and customer service. Of the total selling, marketing and fulfillment costs for the three months ended September 30, 2000, marketing expenses related to online and print advertising totaled approximately $1,407,000, while fulfillment expenses totaled approximately $589,000. The costs of outbound shipping net of the related shipping revenue totaled $34,000. Selling, marketing and fulfillment expenses for the same period in 1999 were approximately $2,664,000. Marketing expenses related to online and print advertising for the three months ended September 30, 1999 were approximately $1,657,000. Fulfillment expenses for the three months ended September 30, 1999 totaled approximately $163,000 while the costs of outbound shipping net of the related shipping revenue totaled $81,000.

The increase in fulfillment costs in this period, compared to 1999, is largely attributable to increased sales volume as well as the move to the new fulfillment center as there was some overlap in costs during the month of August due to the Company's need to maintain the old fulfillment center as the new fulfillment center was commencing operations. Outbound shipping costs (net of the related revenue) decreased compared to the prior period as the Company raised its shipping fee during July, from $3.95 to $5.95. The increased revenue served to offset the overall shipping costs. The increase in Web site hosting costs results from the Company's efforts to improve the speed of its Web site and effectively handle the growth in traffic to the Web site. Marketing expenses related to online and print advertising as a percentage of total selling, marketing and fulfillment expenses, decreased for the three month period ended September 30, 2000 by approximately 26% as compared to the same period in 1999.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses were $1,307,000 for the three months ended September 30, 2000 compared to $1,003,000 for the same period in 1999. General and administrative expenses include salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. The increase in general and administrative expenses in the third quarter 2000, as compared to 1999, was largely the result of an increase in employees and their related benefits as well as increased professional fees. The Company has increased its head count across all departments, growing the Company from 56 employees as of September 30, 1999 to 88 as of September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had approximately $5.58 million of working capital, of which approximately $900,000 was in the form of cash. As of September 30, 2000, the Company had $3.0 million of cash available under the Soros Commitment described below. In October 2000, the Company drew down on the remaining $3.0 million under the Soros Commitment.


In March 2000, the Company obtained a commitment from affiliates of Soros Private Equity Partners ("Soros") to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided (the "Soros Commitment"). As of September 30, 2000, Soros had provided the Company with an aggregate of $12 million in debt financing pursuant to the Soros Commitment, in the form of notes that bear interest at a rate of 8% per annum and are due in January 2002 (the "Soros Notes"). In October 2000, the Company received the final $3.0 million under the Soros Commitment in the form of additional Soros Notes, bringing the aggregate principal amount of Soros Notes to $15 million. Under the terms of the New Soros Financing (as hereinafter defined), the Soros Notes would convert into preferred stock. See discussion below. In connection with the

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2000

Soros Commitment and Soros Notes, the Company has granted Soros warrants (the "Soros Warrants") pursuant to which Soros has the right to purchase up to 375,000 shares of Common Stock at an exercise price equal to $2.29, exercisable at any time during the 5 years following issuance. The Soros Warrants have been valued at $465,000 using the Black Scholes option pricing model and, accordingly, the Company has recorded a credit to additional paid in capital and a debt discount, that is being amortized over the life of the debt.

On November 13, 2000, the Company entered into an agreement with Soros pursuant to which affiliates of Soros have agreed to invest up to an additional $15 million in the Company, subject to certain conditions (the "New Soros Financing"). Under the terms of the agreement, Soros has invested an additional $5 million in the form of a note (the "New Note"), convertible into preferred stock at a price of $2.34 per share. The agreement requires the Company to offer the public shareholders of the Company, as of a date to be determined, the right to purchase up to an aggregate of $20 million of Common Stock at $2.34 per share. If the public shareholders purchase less than $20 million of Common Stock, Soros would purchase the difference between $20 million and the amount purchased by the public shareholders, up to a total $10 million, all at the rate of $2.34 per share. As part of the transaction, and subject to shareholder approval, the Soros Notes, as well as the New Note, would be converted into preferred stock at a price of $2.34 per share, and the conversion price of the preferred stock previously issued to Soros and other investors would be reduced to $2.34 per share. All of the preferred stock would earn dividends at the rate of 8% per year, payable in cash or stock, at the company's option, upon conversion. The preferred stock issued pursuant to the New Soros Financing would be convertible into shares of Common Stock of the Company on a one-for-one basis.

Assuming the transaction is consummated, Soros would own a majority of the Company's voting and equity interests. In addition, the preferred stock will provide Soros with veto rights over certain company actions and will allow Soros to control any vote of the Company's board of directors.

Closing of the New Soros Financing requires approval by the shareholders of the Company and is subject to certain other closing conditions. The New Note bears interest at the rate of 11% until it is converted. There can be no assurance that the shareholders will approve the New Soros Financing or that the New Soros Financing will be consummated. If it is not consummated, the Soros Notes and the New Note are due and payable on May 1, 2001.

In June 2000, the Company was advised by the Nasdaq Stock Market, Inc. ("Nasdaq") and the Boston Stock Exchange, that it is not in compliance with their respective continued listing requirements (the "Listing Requirements") because of its failure to satisfy Nasdaq's minimum net tangible assets requirement and the Boston Stock Exchange's minimum shareholders' equity requirement. The Company believes that the consummation of the New Soros Financing would allow it to re-attain compliance with the Listing Requirements. However, there can be no assurances that the New Soros Financing will be consummated or that Nasdaq or the Boston Stock Exchange will allow the Company to remain listed until the consummation of the New Soros Financing.

As of September 30, 2000, the Company has marketing and advertising commitments of approximately $1.2 million through December 31, 2000. In addition, the Company believes that in order to grow the business, the Company will need to make additional marketing and advertising commitments in the future. However, the Company's marketing budget is subject to a number of factors, including its results of operations as well as its ability to raise additional capital.

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

The Company anticipates that the proceeds from the Soros Notes, the initial $5 million of the New Soros Financing, together with existing resources and cash generated from operations, should be sufficient to satisfy the Company's current cash requirements through the first quarter of 2001. However, the Company intends to seek additional debt and/or equity financing in order to maximize the growth of its business. The Company is exploring a secured inventory line of credit. There can be no assurance that any additional financing or other sources of capital will be available to the Company upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and results of operations.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2000

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

According to SAB 101B, the implementation date for Issue 00-10, is the fourth quarter of a registrant's fiscal year beginning after December 15, 1999 and requires companies to reclassify all prior periods to conform with the current period presentation. The Company will apply the interpretations outlined in SAB 101, and EITF Issue 00-10, in the fourth quarter of 2000, and will retroactively reclassify shipping and handling revenues to conform with the new required presentation.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-QSB, and 10-KSB. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; the competitive nature of the business and the potential for competitors with greater resources to enter such business; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; potential adverse effects on gross margin resulting from mark downs and allowances; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services, including uncertainty arising from a lack of operating history with the company's new fulfillment center; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

PART II  - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In connection with the Soros Commitment and the Soros Notes, the Company has granted Soros warrants to purchase an aggregate of 375,000 shares of Common Stock. The Soros Warrants have an exercise price of $2.29 and are exercisable for a period of five years from issuance. The Company has granted warrants to purchase 50,000 shares of Common Stock (the "Supplier Warrants") to a supplier in return for an agreement that provides the Company with preferred pricing of, and access to, the supplier's product. The Supplier Warrants have an exercise price of $3.72 per share and are exercisable for a period of five years. The issuance of the Soros Warrants and the Supplier Warrants were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as a transaction by an issuer not involving any public offering. The holder thereon represented their intentions to acquire the securities for investment only and not with a view to any distribution thereof and appropriate legends were fixed to the Soros Warrants and the Supplier Warrants in connection therewith. The proceeds of the Soros Notes are being used for working capital purposes.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2000

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Report:

EXHIBIT NO.   DESCRIPTION
-----------   -----------

   +10.19 Service Agreement by and between the Company and Distribution Associates, Inc. dated July 27, 2000

    10.20 Note and Warrant Purchase Agreement, dated August 21, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC

    10.21 Note and Warrant Purchase Agreement, dated October 2, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC

    10.22 Letter Agreement, dated as of October 12, 2000, by and between the Company and Soros Private Equity Partners, LLC (incorporated by reference to the Company's Report on Form 8-K dated October 17,
              2000)

    10.23 Investment Agreement, dated as of November 13, 2000, by and among the Company, Newco, Quantum Industrial Partners LDC and SFM Domestic Investments LLC

    27        Financial Data Schedule.


+ Confidential treatment requested as to certain portions of this Exhibit. Such portions have been redacted.

(b) Reports on Form 8-K:

On October 17, 2000 the Company filed a Form 8-K under Item 5 announcing that it had entered into a non-binding letter of intent with Soros Private Equity Partners relating to a proposed investment in the Company by affiliates of Soros Private Equity Partners.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2000

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

November 14, 2000