Form 10-K
period 2000-12-31
BLUEFLY INC
filed 2001-04-02
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ______ to______

                        Commission File Number: 333-22895

                     ---------------------------------------

                                  BLUEFLY, INC.
                (Name of registrant as specified in its charter)


           Delaware                                 13-3612110
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)


        42 West 39th Street, New York, NY                     10018
      (Address of principal executive offices)              (Zip Code)

                  Registrant's telephone number: (212) 944-8000

                     ---------------------------------------


Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, par value $.01 per share

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 28, 2001, there were 9,205,331 shares of Common Stock, $.01 par value of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 28, 2001 based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation SmallCap Market was approximately $11,950,000.

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Bluefly, Inc. is a leading Internet retailer of designer fashion brands at discounted prices. We sell over 450 brands of designer apparel, fashion accessories and home products at discounts that typically range between 25% and 75% off comparable retail prices. In the 12 months of calendar year 2000, we offered over 55,000 different types of items for sale in categories such as men's, women's and children's clothing and accessories as well as house and home accessories. Since its inception, www.bluefly.com has served over 185,000 customer accounts in over 20 countries.

We were incorporated in 1991 under the laws of the state of New York as Pivot Corporation. In 1994, we changed our name to Pivot Rules, Inc. In May of 1997, we completed our initial public offering, and our common stock is listed on the Nasdaq SmallCap Market under the symbol "BFLY." In May of 1998, our board of directors approved the start-up of the Bluefly.com web site. In June 1998, we discontinued our golf sportswear division, Pivot Rules, in order to devote all of our energy and resources to building Bluefly.com. The web site was publicly launched in September 1998. In October 1998, shortly after selling the Pivot Rules brand and trademarks, we changed our name to Bluefly, Inc. to match the name of the Company's website. On February 2, 2001, we reincorporated in Delaware through a merger with a wholly owned subsidiary, which was approved by our shareholders at the annual meeting of our shareholders held on February 1, 2001. Our executive offices are located at 42 West 39th Street, New York, New York 10018 and our telephone number is (212) 944-8000. Our Internet address is www.bluefly.com.

In this report, the terms "we", "us", "Bluefly" and the "Company" refer to Bluefly, Inc. and its predecessors, subsidiaries and affiliates, unless the context indicates otherwise.

RECENT DEVELOPMENTS

The New Soros Financing. On November 13, 2000, we entered into an investment agreement (the "Investment Agreement") with Quantum Industrial Partners LDC ("Quantum") and SFM Domestic Investments LLC ("SFM"), both affiliates of Soros Private Equity Partners LLC (collectively referred to herein with Quantum and SFM as "Soros"), pursuant to which Soros agreed to convert $15 million of our indebtedness to Soros into an equity interest in us and to make an additional investment in us of $15 million, subject to certain conditions. The conversion of the indebtedness and the additional investment by Soros are referred to as the "Soros Investment". As part of the Soros Investment, we issued to Soros shares of Common Stock and shares of a newly-designated Series B Convertible Preferred Stock ("Series B Preferred Stock") of the Company. See also, "Market for Common Equity and Related Stockholder Matters - Recent Sale Of Unregistered Securities."

The Investment Agreement provides for the Soros Investment to be consummated in three closings. At the first closing in November 2000, Soros purchased subordinated convertible promissory notes (the "New Notes") in an aggregate principal amount of $5 million from us and exchanged senior convertible promissory notes of the Company in an aggregate principal amount of $15 million for subordinated convertible promissory notes (the "Amended Notes" and together with the New Notes, the "Notes"). At the second closing on February 5, 2001, the principal amount of and all interest accrued on the Notes were converted into shares of Series B Preferred Stock at a price of $2.34 per share. At the third closing on March 28, 2001, Quantum and SFM paid the purchase price for 4,273,504 shares of Common Stock of the Company the aggregate amount of approximately $10 million pursuant to its Standby Commitment (defined below) related to the Rights Offering (defined below). See also, "The Rights Offering".

The Rights Offering. On February 7, 2001, pursuant to the Investment Agreement, we commenced an offering of rights (the "Rights Offering") to purchase up to 8,547,009 shares of Common Stock of the Company. In connection therewith, we distributed to all holders of our Common Stock as of February 7, 2001 (the "Record Date") 1.735 rights (the "Rights") for each share of Common Stock that they owned as of that date. Each right entitled such shareholder to purchase one share of Common Stock for a subscription price of $2.34 per share.

Under the Investment Agreement, Quantum and SFM had agreed to purchase a total dollar amount of shares equal to the difference between $20 million and the aggregate total dollar amount of shares purchased by our shareholders in the Rights Offering, provided that, in no event would Quantum and SFM be required to purchase more than $10 million of Common Stock in the aggregate (the "Standby Commitment"). The Rights Offering ended at 5 p.m., New York City time, on March 26, 2001. The public shareholders subscribed for 6,921 shares in the Rights Offering for aggregate proceeds of approximately $16,000. In accordance with the Standby Commitment, Quantum and SFM purchased 4,273,504 shares of Common Stock of the Company for an aggregate amount of $10 million on March 28, 2001 at a price of $2.34 per share. Immediately after the closing of the Rights Offering, Soros beneficially owned approximately 78% of our outstanding Common Stock.

The Rosenthal Financing. On March 30, 2001, we entered into a Financing Agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal will provide to us certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to our suppliers (the "Loan Facility"). The maximum amount available under the Loan Facility is an amount equal to the lower of (i) the Soros Guarantee (defined below) plus the lower of (x) $2 million or (y) the lower of (1) 20% of the book value of our inventory or (2) the full liquidation value of our inventory or (ii) $10 million. Initial availability under the Loan Facility is $3.5 million.

We also agreed to pay Rosenthal (a) an annual facility fee equal to 1% of the maximum inventory facility available under the Loan Facility and (b) certain fees to open letters of credit and guarantees in an amount equal to 1/2 of 1% of the face amount of the letter of credit or guaranteee plus, 1/4 of 1% of the face amount of such letters of credit or guarantees for each thirty (30) days on a portion such letters of credit or guarantees are open. Rosenthal also agreed to charge our suppliers a factoring fee not to exceed 2% of the gross invoiced amount.

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien (the "Rosenthal Lien") on substantially all of our assets, including control of all of our cash accounts upon an event of default and certain of our cash accounts in the event that the total amount of monies loaned to us under the Loan Facility exceeds 90% of the undrawn amount of the Standby Letter of Credit (defined below) for more than 10 days. We also issued to Rosenthal a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34, exercisable for five years.

In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a Standby Letter of Credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at our request, Soros will issue another Standby Letter of Credit for up to an additional $1.5 million. As used herein, the term "Soros Guarantee" means the total face amount of all S tandby Letters of Credit which Soros is maintaining in connection with the Loan Facility and the term "Standby Letter of Credit" shall mean any standby letter of credit issued by Soros in favor of Rosenthal in connection with the Loan Facility.

In consideration for the Soros Guarantee, we granted to Soros a lien (the "Soros Lien"), subordinated to the Rosenthal Lien, on substantially all of our assets, and we issued to Soros a warrant (the "Soros Upfront Warrant") to purchase 100,000 shares of our Common Stock at an exercise price equal to the average closing price of our Common Stock on the 10 days preceding September 15, 2001, exercisable for ten years beginning on September 15, 2001.

Subject to certain conditions, if we default on any of our obligations under the Financing Agreement, Rosenthal has the right to draw upon the Standby Letter of Credit to satisfy any such obligations. If and when Rosenthal draws on the Standby Letter of Credit, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Standby Letter of Credit plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Standby Letter of Credit during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Standby Letter of Credit, we will be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of our Common Stock on the 10 days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the 10 days preceding the latter of (a) 10 days after the date of issuance and (b) September 15, 2001. See also "Management's Discussion and Analysis of Financial Conditions and Results of Operations Liquidity and Capital Resources".

Under the Financing Agreement, Soros has the right to purchase all of our obligations from Rosenthal (the "Buyout Option") at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Standby Letter of Credit as consideration to Soros for the purchase of such obligations.

BUSINESS STRATEGY

Bluefly strives to be the "Store of First Resort for Fashion" by offering the most compelling combination of selection, value, service and convenience. By selectively acquiring end-of- season and excess inventory of high-end designer fashion and offering products in a friendly, convenient, upscale environment, we believe that we are creating a hybrid retail environment that combines the best of the three traditional retail channels: full price department stores; catalogs; and traditional off-price stores.

Each of the three traditional retail channels offers something different to consumers. Full price department stores typically offer a wide selection of top designer products and make substantial efforts to provide good customer service. Often missing from the full price department store experience are convenience (of necessity, consumers must travel to and from the full price store, which in some instances can take several hours) and discounts (while full price stores generally have price mark-downs, their typical discount to the consumer is significantly lower than that of off-price stores). While catalogs offer convenience and typically offer good customer service, they generally do not offer discounts or a wide selection of designer products (many catalogs, such as J.Crew, Lands' End, and Victoria Secret, tend to be "vertical brands" selling but one brand of products). Off-price stores, such as T.J. Maxx and Ross Stores, typically offer significant discounts to the customer but do not offer the designer brand selection and customer service of full price department stores or the convenience of catalogs.

Bluefly seeks to combine the best that these three traditional channels have to offer with added benefits offered only by the Internet. At Bluefly.com, we intend to offer the designer selection of a full price department store, the customer service of a high-end retailer or catalog, the discounts of an off-price store, the convenience of 24/7 shopping from home or the office, and sophisticated search and sort functionality made possible by the Internet. We recognize that we will not be able to satisfy all of our customers, all of the time, but then no retailer can. Our proposition to the consumer is simply this:
"Come to Bluefly.com first for all of your fashion needs. We will do our best to exceed your expectations and, if we have what you are looking for, you will receive top designer merchandise at a discount and outstanding customer service in a friendly, convenient, upscale environment. In those instances (which we hope to be rare) where our designer selection does not meet your needs, your cost will be the few minutes it took to browse or search our Web Site." In this regard, we hope to become the "Store of First Resort for Fashion."

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 350 top designer brands from which we purchase inventory directly. We recognize that liquidating excess inventory can be a

"necessary evil" and that brand dilution can occur when a brand's product is offered in a traditional discount environment. We would like to make the liquidation of excess inventory an enjoyable experience rather than a distasteful one. We intend to do this by treating our suppliers with honesty and respect and by creating a high-end retail environment that offers only a premium matrix of brands. In doing so, we hope that Bluefly's younger, affluent customer base will come to understand our suppliers' brands as the designer intended.

We do not believe that we can become the "Store of First Resort for Fashion" without using the Internet as a platform. The direct marketing of excess and end-of-season apparel, fashion accessories and home products requires a cost-effective medium that can display a large number of products, many of which are in limited supply, and some of which are neither available in all sizes nor easily replenished. We believe print catalogs are not well suited to this task. The paper, printing, mailing and other production costs of a print catalog can be significant. To support these costs, a traditional cataloger typically requires products that are replenishable, available in a full range of sizes and in substantial quantities. Similarly, retailing on television is costly and requires substantial quantities of products that are available in all sizes in order for it to be an economical medium. In addition, the number of items that can be displayed on television is limited, and television does not allow viewers to search for products that interest them.

The Internet, however, can be a far less expensive and far more effective medium. By using the Internet as our platform, the number of items that we offer is not limited by the high costs of printing and mailing. With the Internet, we can automatically update product images as new products arrive and other items sell out. By integrating real-time databases containing information about both inventory and customers' size and brand preferences, we can create a personalized shopping environment and allow our customers to search for the products that specifically interest them. In addition, we are able to maintain an upscale environment through the design of a single online storefront.

We believe we have created a customer experience that is fundamentally better than that offered by traditional off-price retailers. Similarly, we believe that our upscale atmosphere, professional photography and premium brand matrix create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels.

THE ONLINE APPAREL MARKET

The dramatic growth of e-commerce has been widely reported and is expected to continue. In September 2000, Forrester Research, Inc. ("Forrester") estimated that online purchases by U.S. consumers will grow from approximately $44.8 billion in 2000 to $207 billion by 2004, representing a compound annual growth rate of approximately 47%. International Data Corporation estimated that the number of total online purchasers will grow from approximately 31 million in 1998 to 183 million in 2003, representing a compound annual growth rate of 43%. We believe that a number of factors will contribute to the growth of e-commerce, including (i) shoppers' growing familiarity and comfort with shopping online;
(ii) the proliferation of devices to access the Internet, and (iii) technological advances that make navigating the Internet faster and easier. According to Forrester, online apparel sales reached $5 billion in 2000 and are expected to reach nearly $32 billion in 2004. We believe that the market for online sales of apparel is growing faster than many other retail categories as a result of a confluence of trends, including (i) the growth of the number of women online, (ii) the expansion of online traffic from technology oriented users to users with mainstream demographics and (iii) the development of sophisticated tools to search complex product categories such as apparel.

In August 2000, Jupiter Media Metrix ("Jupiter") reported that the number of women online in the U.S. surpassed that of men for the first time ever in the first quarter of 2000, and that the online population of women as a whole is growing more rapidly than the online population overall. Since women, according to Jupiter, spend almost three times as much as men on the remote purchase of apparel, the Company believes that the increasing number of women online is likely to fuel the growth of online apparel sales. In addition, as the online audience expands from technology savvy pioneers to include mainstream consumers, demand for online goods and services should more closely mimic the general population's demands, and categories such as apparel will likely benefit disproportionately. In light of these factors, Jupiter projected that the apparel category will be one of the fastest growing product categories online through 2002. Of course, there can be no assurance that such expectations will prove to be correct or that they will have a positive effect on our business.

CATALOG SALES AS A PREDICTOR OF FUTURE GROWTH

In many respects, shopping for apparel online is similar to purchasing apparel through a print catalog. In both cases, the tactile experience is absent from the transaction and shoppers must make purchase decisions on the basis of a photograph and a textual description. While we believe that sophisticated database technology, personalization technology, and the interactivity of the Web will ultimately make the Internet a far more compelling medium than catalogs, we also believe that the success of apparel sales via catalogs is a good predictor of the future success of apparel sales via the Internet.

In this regard, it is worth noting that, according to a 1997 report by the Direct Marketing Association, apparel and accessories was the largest product category sold via catalogs and represented approximately $16 billion, or 34%, of the industry's $48 billion of consumer sales. The success of companies such as J.Crew and Lands' End is perhaps the best evidence that people are prepared to purchase clothing and accessories remotely despite the fact that no catalog can convey the tactile element of clothing or provide a fitting room in which consumers can try on clothing.

MARKETING

We have implemented an aggressive advertising and marketing campaign to increase awareness of our brand and acquire new customers. We are seeking to position ourselves as the fashion consumer's store of first resort, combining the service and selection found at high-end retailers with savings typically available only at off-price stores or company-owned outlet stores. We seek to incorporate this branding effort into all aspects of our operations, including advertising, customer service, site experience, packaging and delivery. We acquire new customers through multiple channels, including traditional and online advertising, direct marketing and strategic online relationships. We have established strategic marketing alliances with many of the most visited Web Sites and portals, including AOL, MSN, and Yahoo!.

MERCHANDISING

Our merchandising efforts are led by a team of buyers who hail from such venerable retailers as Saks Fifth Avenue, Bergdorf Goodman and Henri Bendel. We buy merchandise directly from designers as well as from retailers and other third party, indirect resources. Currently, we offer products from more than 450 top, name brand designers, which we believe to be the widest selection of designers available from any online store. We have established direct supply relationships with over 350 such designers. We believe that we have been successful in opening up over 350 direct supply relationships, in part, because we have devoted substantial resources to establishing Bluefly.com as a high-end retail environment. In this regard, we are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers to liquidate their excess inventory.

For a number of reasons, we believe that our inventory risk can be lower than that of traditional retailers:

o By centralizing our inventory, we believe that we will be able to optimize inventory turns because we will not be forced to anticipate sales by region or allocate merchandise between multiple locations.

o Our Web Site captures a tremendous amount of customer data that we can use to optimize our purchase of inventory.

o Unlike traditional brick-and-mortar retailers and catalogs, we can change the pricing of our products almost instantaneously and can price products based on supply and demand.

o Unlike traditional brick-and-mortar retailers, which have a limited amount of shelf space, significant rent payments and attendant sales personnel costs, we hold inventory in a warehouse with a lower per square foot rental charge, lower personnel costs and more shelf space. These factors create lower inventory carrying costs.

WAREHOUSING AND FULFILLMENT

In October we moved all our inventory to a third party warehouse and fulfillment center located in Virginia from one in Illinois. When we receive an order, the information is transmitted to the fulfillment center which picks and packs the items included in the order and ships it directly to the customer. Our inventory database is updated on a real-time basis, allowing us to display on our Web Site only those styles, sizes and colors of product available for sale. We strive to pick, pack and ship all of our orders within 48 hours of receipt of the order. In December 2000, during our peak weeks of the holiday season, 98% of our orders shipped within 24 hours.

CUSTOMER SERVICE

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts. Our customer service effort starts with our Web Site, which is designed to provide an intuitive shopping experience. An easy to use help center is available on the Web Site and is designed to answer many of customers' most frequently asked questions. For customers who prefer e-mail or telephone assistance, customer service representatives are available seven days a week to provide assistance. To insure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 90 days of the sale for a full refund. During the course of the year, we implemented a number of initiatives with our customers that were designed to automate key areas of information and reduce customer contacts while increasing satisfaction. During the past year, our customer contact ratio has declined from over 1.0 contacts per order to about 0.4 contacts per order.

TECHNOLOGY

We have implemented a broad array of state-of-the-art technology that facilitate Web Site management, complex database search functionality, customer interaction and personalization, transaction processing, fulfillment and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology ("SSL") such that all data is transmitted via a fully DES 128-bit encrypted session.

We utilize a major Internet service provider to host Bluefly.com and provide certain hardware and software as well as year- round 24-hour systems support. The server and network architecture is designed to provide high speed, reliable access 24 hours a day, 365 days a year and allow for rapid scaling of hardware and bandwidth to accommodate sudden increases in site traffic.

COMPETITION

Electronic commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high- growth market. Our competition for online customers comes from a variety of sources, including existing land-based retailers such as The Gap, Nordstrom, and Macy's which are using the Internet to expand their channels of distribution, and less established companies such as Ashford, which are building their brands online. In addition, our competition for customers comes from traditional direct marketers such as L.L. Bean, Lands' End, J.Crew and Spiegel's, television direct marketers such as QVC, land-based off-price retail stores, such as T.J. Maxx, Marshalls, Filene's Basement and Loehmanns, which may or may not use the Internet in the future to grow their customer base. Many of these competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, we expect additional competitors to emerge in the future.

We believe that the principal competitive factors in our market include: brand recognition, merchandise selection, price, convenience, customer service, order delivery performance, site features, and content. Although we believe that we compare favorably with our competitors, we recognize that this market is relatively new and is evolving rapidly, and, accordingly, there can be no assurance that this will continue to be the case.

INTELLECTUAL PROPERTY

We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in services and technology, including confidentiality, invention assignment and nondisclosure agreements with employees and contractors. Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally. However, effective intellectual property protection may not be available in every country in which the services are made available online.

We rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely effect our business, financial condition, results of operations and cash flows.

We do not believe that our business, sales policies or technologies infringe the proprietary rights of third parties. However, third parties have in the past and may in the future claim that our business, sales policies or technologies infringe their rights. We expect that participants in the e-commerce market will be increasingly subject to infringement claims as the number of services and competitors in the industry grows. Any such claim, with or without merit, could be time consuming, result in costly litigation or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements might not be available on terms acceptable to us, or at all. As a result, any such claim of infringement against us could have a material adverse effect upon our business, financial condition, results of operations and cash flows.

GOVERNMENTAL APPROVALS AND REGULATIONS

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. Although we are not aware of any permits or licenses that are required in order for us to sell apparel and fashion accessories on the Internet, permits or licenses may be required from international, federal, state or local governmental authorities to operate or to sell certain other products on the Internet in the future. No assurances can be given that such permits or licenses will be obtainable. We may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurance can be made that we will be able to comply with such legislation or statutes. Our Internet operations are not currently impacted by federal, state, local and foreign environmental protection laws and regulations.

EMPLOYEES

As of March 15, 2001, we had 77 full-time employees and 9 part-time employees. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

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

WE HAVE GRANTED A LIEN ON SUBSTANTIALLY ALL OF OUR ASSETS. On March 30, 2001, we entered into a Financing Agreement with Rosenthal pursuant to which Rosenthal would provide us with certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to our suppliers. Under the terms of the Financing Agreement, we gave a first priority lien to Rosenthal on substantially all of our assets, including our cash balances, and a subordinated lien on the same assets to Soros in exchange for its agreement to guarantee a portion of the Loan Facility. If we are unable to meet certain obligations under the Financing Agreement, we will be in default under such agreement in which event Rosenthal, or Soros to the extent that Soros purchases our obligations from Rosenthal pursuant to the Buyout Option in the Financing Agreement, would be entitled, among other things, to sell the assets on which it has a lien to satisfy our obligations to Rosenthal or Soros, as the case may be. See also, "Recent Developments - The Rosenthal Financing."

Our ability to make payments under the Financing Agreement will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness under the Financing Agreement.

WE ARE MAKING A SUBSTANTIAL INVESTMENT IN OUR BUSINESS AND MAY NEED TO RAISE ADDITIONAL FUNDS. Our business is capital intensive and we may need additional financing to effect our business plan. We anticipate, based on current plans and assumptions relating to our operations, that the proceeds from prior financings, including the proceeds of our recent offering, together with existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of 2001. In March 2001, we entered into a Financing Agreement for a secured inventory line of credit - See "Recent Developments - The Rosenthal Financing." However, we intend to seek additional debt and/or equity financing in order to maximize the growth of our business. The environment for raising investment capital by companies in the Internet industry has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and results of operations.

OUR LIMITED OPERATING HISTORY MAKES FORECASTING OUR REVENUES DIFFICULT. Having launched Bluefly.com in September 1998 we have a limited operating history and it is therefore difficult for us to forecast our revenues accurately. We base our current and future expense levels and operating plans on expected revenues, but in the short term a significant portion of our expenses are fixed. Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net loss in a given quarter to be greater than expected and could also cause our operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock could decline significantly.

WE HAVE A HISTORY OF LOSSES AND EXPECT THAT LOSSES WILL CONTINUE IN THE FUTURE. As of December 31, 2000, we had an accumulated deficit of $38,340,000. We incurred net losses from continuing operations of $21,109,000 and $13,257,000 and $2,478,000 for the years ended December 31, 2000, 1999 and 1998, respectively. We have incurred substantial costs to develop our Web Site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain.

If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

WE ARE DEPENDENT ON INDIRECT SUPPLY SOURCES WHICH INCREASES OUR RISK OF LITIGATION. We purchase merchandise both directly from brand owners and indirectly from retailers and third party distributors. The purchase of merchandise from parties other than the brand owners increases the risk that we will mistakenly purchase and sell non-authentic or damaged goods. We have taken steps to ensure that we sell only authentic, high quality name brand products and to avoid selling any non-authentic or damaged goods. While we believe that our procedures are effective, the possibility for error exists and therefore we face potential liability under applicable laws, regulations, agreements and orders for the sale of non-authentic or damaged goods. Moreover, any claims by a brand owner, with or without merit, could be time consuming, result in costly litigation and generate bad publicity for us.

BRAND OWNERS COULD ESTABLISH PROCEDURES TO LIMIT OUR ABILITY TO PURCHASE PRODUCTS INDIRECTLY. Brand owners have and are likely to, continue to implement procedures to limit or control off-price retailers' ability to purchase products indirectly. In addition, several brand owners in the U.S. have distinctive legal rights rendering them the only legal importer of their respective brands into the U.S. If we acquire such product indirectly from distributors and other third parties who may not have complied with applicable customs laws and regulations, such goods could be subject to seizure from our inventory by U.S. Customs Service, and the importer may have a civil action for damages against us. See "Risk Factors - We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk."

OUR GROWTH MAY PLACE A SIGNIFICANT STRAIN ON OUR MANAGEMENT AND ADMINISTRATIVE RESOURCES AND CAUSE DISRUPTIONS IN OUR BUSINESS. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our management and administrative resources. Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations. We have grown from twelve employees in January 1999 to 86 employees in March 2001. To be successful, we must continue to implement management information systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, merchandising, operations and technology functions. Moreover, our business is dependent upon our ability to expand our third-party fulfillment operations, customer service operations, technology infrastructure, and inventory levels to accommodate increases in demand, particularly during the peak holiday selling season. Our planned expansion efforts in these areas could cause disruptions in our business. Any failure to expand our third-party fulfillment operations, customer service operations, technology infrastructure and inventory levels at the pace needed to support customer demand could have a material adverse effect on our business, financial condition and results of operations.

WE ARE HEAVILY DEPENDENT ON THIRD-PARTY RELATIONSHIPS. We are heavily dependent upon our relationships with our fulfillment operations provider and Web hosting provider, as well as delivery companies like UPS and the United States Postal Service to service our customers' needs. We began using a new fulfillment operations provider in August 2000 and have a limited operating history with it. The failure of our fulfillment operations provider, Web hosting provider or delivery companies to properly perform their services for us could have a material adverse effect on our business, prospects, financial condition and results of operations. Our business is also generally dependent upon our ability to obtain the services of other persons and entities necessary for the development and maintenance of our business. If we fail to obtain the services of any such person or entities upon which we are dependent on satisfactory terms, or we are unable to replace such relationship, it would have a material adverse impact on our business, prospects, financial condition and results of operations.

CERTAIN EVENTS COULD RESULT IN SIGNIFICANT DILUTION OF YOUR OWNERSHIP OF OUR COMMON STOCK. As of December 31, 2000, there were outstanding options to purchase 4,750,885 shares of common stock issued under our 1997 and 2000 Stock Option Plans, warrants to purchase 375,000 shares issued to Soros, and additional warrants and options to purchase an aggregate of 73,000 shares of common stock. On March 30, 2001, in consideration for the Soros Guarantee, we issued to Soros, among other things, a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to the average closing price of our Common Stock on the 10 days preceding September 15, 2001. In additionn, to the extent that Rosenthal draws on the Standby Letter of Credit (i) during the continuance of a default under the Financing Agreement, or (ii) at any time that the total amount of outstanding Rosenthal Loans exceed 90% of the Standby Letter of Credit or we will be required, among other things, in each such instance to issue to Soros another Contingent Warrant exercisable at a discount to market. See "Certain Transactions". As consideration for the Loan Facility, we issued to Rosenthal a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34, exercisable for five years. The exercise of our outstanding options and warrants and in particular the exercise of any Contingent Warrant would dilute the then existing shareholders' percentage ownership of our stock, and any sales in the public market of common stock underlying such securities could adversely affect prevailing market prices for the Common Stock.

The 500,000 shares of Series A Preferred Stock outstanding are convertible into 4,273,504 shares of common stock (plus any shares of common stock issued upon conversion in payment of any accrued and unpaid dividends on the Series A Preferred Stock). As of March 15, 2001, 8,910,782 shares of Series B Preferred Stock are outstanding, which shares are convertible into an aggregate of 8,910,782 shares of common stock (plus any shares of common stock issued upon conversion in payment of any accrued and unpaid dividends on the Series B

Preferred Stock). The Series B Preferred Stock contain antidilution provisions which, subject to certain exceptions, would reduce the conversion price of the Series B Preferred Stock to the price at which we issue or sell new securities in the future, should those new securities be issued or sold for less than $2.34 per share.

WE ARE IN COMPETITION WITH COMPANIES MUCH LARGER THAN OURSELVES. Electronic commerce generally and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market and is rapidly changing and intensely competitive. Our competition for online customers comes from a variety of sources including:

o existing land-based, full price retailers, such as The Gap, Nordstrom, Saks Fifth Avenue and Macy's, which are using the Internet to expand their channels of distribution;

o less established companies, such as Ashford, which are building their brands online;

o traditional direct marketers, such as L.L. Bean, Lands' End, J. Crew and Spiegel's;

o    television direct marketers such as QVC; and

o traditional off-price retail stores such as T.J. Maxx, Marshalls, Ross, Filene's Basement and Loehmanns, which may or may not use the Internet to grow their customer base.

We expect competition in our industry to intensify, and believe that the list of competitors will grow. Many of our competitors and potential competitors have longer operating histories, significantly greater resources, greater brand name recognition and more firmly established supply relationships. We believe that the principal competitive factors in our market include:

o    brand recognition;

o    merchandise selection;

o    price;

o    convenience;

o    customer service;

o    order delivery performance;

o    site features; and

o    content.

Although we believe we compare favorably with our competitors, we recognize that this market is relatively new and is evolving rapidly. There can be no assurance that we will be able to compete successfully against competitors and future competitors, and competitive pressures faced by us may have a material adverse effect on our business, prospects, financial condition and results of operations.

WE DO NOT HAVE LONG TERM CONTRACTS WITH OUR VENDORS AND THEREFORE THE AVAILABILITY OF MERCHANDISE IS AT RISK. Although we believe we can establish and maintain relationships with brand owners and third-party distributors of merchandise who will offer competitive sources of merchandise, there can be no assurance that we will be able to obtain the quantity, selection or brand quality of items that we believe is necessary. For the year ended December 31, 2000 and 1999 the Company acquired approximately 15.3% and 14.6%, respectively of its inventory from one supplier. We have no agreements controlling the long term availability of merchandise or the continuation of particular pricing practices. Our contracts with suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our business, prospects, financial condition and results of operation would be materially, adversely affected. See also, "Risk Factors - Brand Owners Could Establish Procedures to Limit Our Ability to Purchase Products Indirectly."

WE ARE NEW TO THE INDUSTRY AND NEED TO ESTABLISH BRAND NAME RECOGNITION. We believe that establishing, maintaining and enhancing our brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well established brands in online services or the retail apparel industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of Bluefly.com will depend largely on our success in providing a high quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain

Bluefly.com in response to competitive pressures, we may find it necessary to increase substantially our advertising and marketing expenditures. If we are unable to provide high quality online services or customer support, or otherwise fail to promote and maintain Bluefly.com, or if we incur excessive expenses in an attempt to promote and maintain Bluefly.com, our business, prospects, financial condition and results of operations would be materially adversely affected.

WE MAY NOT BE ABLE TO IMPLEMENT OUR GROWTH STRATEGY. Our future success, and in particular our revenues and operating results, depend upon our ability to successfully execute several key aspects of our business plan. We must continually increase the dollar volume of transactions booked through Bluefly.com, either by generating significantly higher and continuously increasing levels of traffic to Bluefly.com or by increasing the percentage of visitors to our online sites who purchase products, or through some combination thereof. We must also achieve a high level of repeat purchasers. In addition, we must deliver a high level of customer service and compelling content. There can be no assurance that we will be effective in increasing:

o    the dollar volume of products purchased through Bluefly.com;

o    traffic to Bluefly.com;

o    the percentage of visitors who purchase products; or

o    the number of repeat purchasers.

The failure to do one or more of the foregoing would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

DUE TO OUR USE OF THE INTERNET AND WEB SERVERS AS PRESENTATION VEHICLES, OUR SUCCESS DEPENDS ON CONTINUED DEVELOPMENT AND MAINTENANCE OF THESE TECHNOLOGIES BY OTHER COMPANIES. The Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of technologies that provide access to the Internet and improve the performance of Internet services. To the extent that the Internet and other online services, such as AOL, continue to experience significant growth in their number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will have sufficient bandwidth or other technical features to support the increased demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and Bluefly.com in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected or if the infrastructure for the Internet and other online services does not effectively support growth that may occur, our business prospects, financial condition and results of operations would be materially adversely affected.

THERE CAN BE NO ASSURANCE THAT OUR TECHNOLOGY SYSTEMS WILL BE ABLE TO HANDLE INCREASED TRAFFIC. A key element of our strategy is to generate a high volume of traffic on, and use of, Bluefly.com. Accordingly, the satisfactory performance, reliability and availability of Bluefly.com, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues will depend on the number of visitors who shop on Bluefly.com and the volume of orders we can handle. Unavailability of our Web Site or reduced order fulfillment performance would reduce the volume of goods sold and the attractiveness of our merchandise and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on Bluefly.com or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of Bluefly.com or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis.

WE OPERATE IN A RAPIDLY CHANGING, HIGHLY COMPETITIVE MARKET AND WE MAY NOT HAVE ADEQUATE RESOURCES TO

COMPETE SUCCESSFULLY. To remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of Bluefly.com. The online commerce industry is characterized by:

o    rapid technological change;

o    evolving user and customer requirements and preferences;

o    frequent new product, service and technology introductions; and

o    the emergence of new industry standards and practices.

Each of these characteristics could render the technology we use obsolete. Our future success will depend, in part, on our ability to:

o    license leading technologies useful in our business;

o    enhance our Web Site;

o develop new services and technologies that address the increasingly sophisticated and varied needs of our prospective customers; and

o respond to technological advances and emerging industry standards and practices on a cost effective and timely basis.

If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business prospects, financial condition and results of operations would be materially adversely affected.

OUR BUSINESS WILL SUFFER IF ONLINE APPAREL COMMERCE IS NOT WIDELY ACCEPTED. Our future revenues and any future profits are dependent upon the widespread acceptance and use of the Internet and other online services as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and other online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Internet and other online services as a medium of commerce and, in particular, online apparel commerce. Demand and market acceptance for recently introduced services and products over the Internet are subject to a high level of uncertainty and there exist few proven services and products. We rely, and will continue to rely, on consumers who have historically used traditional means of commerce to purchase merchandise. Our success depends on consumer acceptance and utilization of the Internet as a place to shop for apparel.

UNEXPECTED CHANGES IN FASHION TRENDS CAN AFFECT OUR BUSINESS. Fashion trends can change rapidly, and our business is sensitive to such changes. There can be no assurance that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels or higher markdowns, either of which would have a material adverse effect on our business, financial condition and results of operations.

WE WILL BE SUBJECT TO CYCLICAL VARIATIONS IN THE APPAREL MARKET. The apparel industry historically has been subject to substantial cyclical variations, furthermore Internet usage slows down in the summer months. We and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales. Recently, the retail apparel market has suffered a downturn in sales requiring many retailers to significantly reduce prices and discount merchandise. The current downturn and any future downturn, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our business, financial condition and operating results.

WE MAY BE SUBJECT TO HIGHER RETURN RATES. We recognize that purchases of apparel and fashion accessories over the

Internet may be subject to higher return rates than traditional store bought merchandise. We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with Internet shopping. If return rates are higher than expected, our business, prospects, financial condition and results of operations could be materially adversely affected.

OUR SUCCESS IS LARGELY DEPENDENT UPON OUR EXECUTIVE PERSONNEL. We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. We have entered into employment agreements with each of our executive officers, with expiration dates ranging from July 2002 to November 2003. We maintain a $1,200,000 key person life insurance policy on our Chief Executive Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, prospects, financial condition and results of operations.

OUR SUCCESS IS DEPENDENT UPON OUR ABILITY TO ATTRACT NEW KEY PERSONNEL. Our operations will also depend to a great extent on our ability to attract new key personnel with Internet experience and retain existing key personnel in the future. The market for personnel with Internet experience is extremely competitive. Our failure to attract additional qualified employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

THERE ARE INHERENT RISKS INVOLVED IN EXPANDING OUR OPERATIONS. We may choose to expand our operations by developing new Web Sites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered, expanding our market presence through relationships with third parties, adopting non-Internet based channels for distributing our products, or consummating acquisitions or investments. Expansion of our operations in this manner would require significant additional expenses and development, operations and editorial resources and would strain our management, financial and operational resources. There can be no assurance that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Web Site, including Bluefly.com, which is not favorably received by consumer or trade customers could damage our reputation.

WE MAY BE UNABLE TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS AND WE MAY BE LIABLE FOR INFRINGING THE INTELLECTUAL PROPERTY RIGHTS OF OTHERS. Third parties may infringe or misappropriate our trademarks or other proprietary rights, which could have a material adverse effect on our business, results of operations or financial condition. While we enter into confidentiality agreements with our employees, consultants and strategic partners and generally control access to and distribution of our proprietary information, the steps we have taken to protect our proprietary rights may not prevent misappropriation. Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been and we expect to continue to be, subject to claims alleging infringement of the trademarks and other intellectual property rights of third parties. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. We could also incur substantial costs in asserting our intellectual property or proprietary rights.

WE CANNOT GUARANTEE THE PROTECTION OF OUR INTELLECTUAL PROPERTY. Our intellectual property is critical to our success, and we rely on trademark, copyright, and trade secret protection to protect our proprietary rights. We are pursuing registration service marks in the United States and abroad. Effective trademark, copyright and trade secret protection may not be available in every country in which our products will be available. We intend to effect appropriate registrations internationally and domestically as we expand our operations. There can be no assurance that the United States or foreign jurisdictions will afford us any protection for our intellectual property. There also can be no assurance that any of our intellectual property rights will not be challenged, invalidated or circumvented. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

UNAUTHORIZED SECURITY BREACHES TO OUR SERVICE COULD HARM OUR BUSINESS. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. In addition, we maintain an extensive confidential database of customer profiles and transaction information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, business, operating results and financial condition. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

OUR BUSINESS COULD BE HARMED BY CONSUMERS' CONCERNS ABOUT THE SECURITY OF TRANSACTIONS OVER THE INTERNET. Concerns over the security of transactions conducted on the Internet and commercial online services and the privacy of users may also inhibit the growth of the Internet and commercial online services, especially as a means of conducting commercial transactions.

WE FACE LEGAL UNCERTAINTIES RELATING TO THE INTERNET IN GENERAL AND TO OUR INDUSTRY IN PARTICULAR AND MAY BECOME SUBJECT TO COSTLY GOVERNMENT REGULATION. We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, it is possible that laws and regulations may be adopted that would apply to the Internet and other online services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may decrease the growth of the Internet or other online services, which could, in turn, decrease the demand for our products and services and increase our cost of doing business, or otherwise have a material adverse effect on our business, prospects, financial condition and results of operations.

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and online commerce could have a material adverse effect on our business, prospects, financial condition and results of operations. If we were alleged to have violated federal, state or foreign, civil or criminal law, even if we could successfully defend such claims, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

WE FACE UNCERTAINTIES RELATING TO SALES AND OTHER TAXES. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Virginia and New York. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as our company that engage in online commerce. In addition, any new operation in states outside Virginia and New York could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could have a material adverse effect on our business, prospects, financial condition and results of operations.

QUANTUM INDUSTRIAL PARTNERS LDC AND SFM DOMESTIC INVESTMENTS LLC OWN A MAJORITY OF OUR STOCK. Quantum Industrial Partners LDC and SFM Domestic Investments LLC beneficially own, in the aggregate, Preferred Stock and warrants convertible into approximately 78% of our common stock. The holders of Preferred Stock vote on an "as-converted" basis with the holders of the common stock. By virtue of their ownership of Preferred Stock, Quantum Industrial Partners LDC and SFM Domestic Investments LLC have the right to appoint two designees to our Board of Directors, each of whom has seven votes on any matter voted upon by our Board of Directors. Collectively, these two designees have 14 out of 19 possible votes on each matter voted upon by our Board of Directors. In addition, we are required to obtain the approval of holders of preferred stock prior to taking certain actions. The holders of the Preferred Stock have certain pre-emptive rights to participate in future equity financings and certain anti-dilution rights which could result in the issuance of additional securities to such holders. In view of their large percentage of ownership and rights as the holders of Preferred Stock, Quantum Industrial Partners LDC and SFM Domestic Investments LLC, effectively control our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our shareholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger.

CHANGE OF CONTROL COVENANT AND LIQUIDATION PREFERENCE OF SERIES A PREFERRED STOCK AND SERIES B PREFERRED STOCK. We have agreed with Quantum Industrial Partners LDC and SFM Domestic Investments LLC, that for so long as any shares of Series A Preferred Stock or Series B Preferred Stock are outstanding, we will not take any action to approve or otherwise facilitate any merger, consolidation or change of control, unless provisions have been made for the holders of Series A Preferred Stock and Series B Preferred Stock to receive from the acquiror an amount in cash equal to their respective aggregate liquidation preference of the Series A Preferred Stock and Series B Preferred Stock. The Series A liquidation preference is $10,000,000 (plus any accrued and unpaid dividends) and the Series B liquidation preference is at least $20,000,000 (plus any accrued and unpaid dividends) and is increased by $10,000,000, the amount purchased by Quantum Industrial Partners LDC and SFM Domestic Investments LLC, pursuant to their participation in the Rights Offering.

THE HOLDERS OF OUR COMMON STOCK MAY BE ADVERSELY AFFECTED BY THE RIGHTS OF HOLDERS OF PREFERRED STOCK THAT MAY BE ISSUED IN THE FUTURE. Our certificate of incorporation and by-laws, as amended, contain certain provisions that may delay, defer or prevent a takeover. Our Board of Directors has the authority to issue up to 15,500,000 additional shares of preferred stock, and to determine the price, rights, preferences and restrictions, including voting rights, of those shares, without any further vote or action by the shareholders. Accordingly, our Board of Directors is empowered, without approval of the holders of common stock, to issue preferred stock, for any reason and at any time, with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and other characteristics as they may deem necessary. The rights of holders of common stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

ITEM 2.  PROPERTIES

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The lease expires in 2010. Our total lease payments for the current space during 2001 will be approximately $396,000.

ITEM 3.  LEGAL PROCEEDINGS

On March 27, 2001, we were served with a summons and complaint filed on March 23, 2001 in the Superior Court of California (Alameda County). Michael DiPirro
v. Bluefly, Inc. and Does 1 through 1000 (distributors and manufacturers of lead crystalware). Among other things, the complaint alleges that the defendants knowingly and intentionally exposed individuals in California to lead by selling lead crystalware in California without proper warnings in violation of California's Safe Drinking Water and Toxic Enforcement Act of 1986 ("Proposition 65"). The plaintiff is seeking civil penalties of $2,500 per day per violation and alleges that the defendants have been engaged in conduct which violates Proposition 65 since April 1997.

We believe that we have valid and strong defenses to this claim and we do not believe that the ultimate disposition of this claim will have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of shareholders for the year 2000 on February 1, 2001. At such meeting, we submitted the following proposals to a vote of our shareholders:

     1. the reincorporation of the Company from a New York corporation to a Delaware corporation (the "Reincorporation");

     2. the issuance of at least 8,547,009 shares of our newly-designated Series B Convertible Preferred Stock and up to 4,273,504 shares of our Common Stock to certain affiliates of Soros Private Equity Partners LLC, and the change of control in the Company resulting therefrom (the "Soros Issuance");

     3. the election of three Class I directors, subject to the approval of the Soros Issuance (the "Election");

     4.  amendments to our 1997 Stock Option Plan (as amended, the "Plan") to:
         (i) increase the aggregate number of shares of Common Stock which may be the subject of options granted under the Plan from 1,500,000 shares to 5,400,000 shares and (ii) increase the number of shares as to which any participant may be granted options in any fiscal year from 100,000 shares to one million shares (the "Plan Amendments"); and

     5. ratification of appointment of PricewaterhouseCoopers LLP, as independent accountants of the Company for the fiscal year ended December 31, 2000, ("Appointment of Accountants")

Red Burns, Martin Miller and Robert G. Stevens were elected to serve as Class I directors of the Company until our annual meeting of shareholders in 2003. Ms. Burns resigned as a director of the Company effective as of February 5, 2001 in order to allow the designee of the holders of the Company's newly-issued Series B Convertible Preferred Stock to serve as a director. As a result of the consummation of the Reincorporation, the board of directors of the Company is no longer classified and, therefore, Messrs. Miller and Stevens will serve as directors of the Company until the next annual meeting of the shareholders. The votes for the election were tabulated as follows:


    Nominee                         For                 Against
    -------                         ---                 -------
    Red Burns                       5,688,881           96,135
    Martin Miller                   5,689,071           95,945
    Robert G. Stevens               5,688,471           96,545

The Soros Issuance, the Plan Amendments and the Appointment of Accountants were approved by the shareholders, having received a majority of the votes cast by the shareholders entitled to vote at the meeting. The Reincorporation was approved by the shareholders, having received two-thirds of the vote entitled to be voted at the meeting. The votes for each of these proposals were tabulated as follows:


Proposal                         For        Against    Abstained      Unvoted
- --------                         ---        -------    ---------      -------

Reincorporation               4,067,134     47,045      21,596       1,649,241
Soros Issuance                4,060,114     46,736      28,925       1,649,241
Plan Amendments               5,634,624    126,007      24,385          --
Appointment of Accountants    5,695,685     71,677      17,654          --


                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock, par value $.01 per share ("Common Stock") is quoted on The Nasdaq SmallCap Market and the Boston Stock Exchange. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market:

         FISCAL 1999                     HIGH              LOW
         -----------                     ----              ---
         First Quarter                  $17.88            $8.69
         Second Quarter                 $12.88            $7.50
         Third Quarter                  $14.00            $8.00
         Fourth Quarter                 $16.69            $8.50


         FISCAL 2000                     HIGH              LOW
         -----------                     ----              ---
         First Quarter                  $15.98            $7.50
         Second Quarter                 $ 9.50            $1.78
         Third Quarter                  $ 4.75            $1.84
         Fourth Quarter                  $2.94            $0.44


HOLDERS

As of March 28, 2001, there were approximately 84 holders of record of the Common Stock. We believe that there were more than 5,000 beneficial holders of the Common Stock as of such date.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

RECENT SALE OF UNREGISTERED SECURITIES

On November 13, 2000, the Corporation entered into an Investment Agreement with Quantum and SFM, affiliates of Soros Private Equity Partners LLC. The Investment Agreement provides for Soros, on the terms and subject to the conditions set forth in the Investment Agreement, to convert $15 million of the Corporation's indebtedness into an equity interest in the Corporation and to make an additional equity investment in the Corporation of up to $15 million (the conversion of indebtedness and additional investment are referred to as the "Soros Investment").

The Investment Agreement provides for the Soros Investment to be consummated at three closings, the first of which occurred simultaneously with the signing of the Investment Agreement on November 13, 2000. At the first closing, Soros purchased from the Company New Notes in the aggregate principal amount of $5 million, for cash, and exchanged outstanding senior convertible promissory notes in the aggregate principal amount of $15 million, which had been issued to Soros pursuant to the Note and Warrant Purchase Agreement, dated as of March 28, 2000, by and between Soros and the Company, for subordinated convertible promissory notes of equal principal amount. The Notes were convertible into shares of Series B Preferred Stock at the rate of $2.34 per share. The Amended Notes bore interest at the rate of 8% per annum and the New Notes bore interest at the rate of 11% per annum, in each case, subject to adjustment. The Notes were to mature on May 1, 2001 (the "Maturity Date").

The principal amount of and all interest accrued on the Notes was automatically converted at the second closing under the Investment Agreement into shares of the Company's Series B Convertible Preferred Stock, par value $.01 per share, at the rate of $2.34 per share.

Pursuant to the Investment Agreement, upon the effectiveness of the Reincorporation, which occurred on February 2, 2001, the terms of the Company's Series A Convertible Preferred Stock, par value $.01 per share, were amended to reduce the conversion price thereof to $2.34 per share and to delete the provision which had resulted in the Series A Preferred Stock being characterized as an instrument subject to redemption at the option of the holder. In addition, the terms of the Series A Preferred Stock were amended to give the director nominated by the holders of Series A Preferred Stock seven votes on matters that come before the Board of Directors. The director nominated by the holders of Series B Stock is also entitled to seven votes on matters that come before the Board of Directors.

On March 30, 2001, we entered into the Financing Agreement with Rosenthal. See "Description of Business - Recent Developments - The Rosenthal Financing." In connection therewith, we issued to Rosenthal a warrant to purchase 50,000 shares of our Common Stock at an exercise price of 2.34 per share. The Rosenthal Warrant is for a term of five years beginning March 30, 2001.

In addition, in connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros. See also, "Description of Business - Recent Developments - The Rosenthal Financing." Under the Reimbursement Agreement, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to the average closing price of our Common Stock on the 10 days preceding September 15, 2001. The Soros Upfront Warrant is for a term of ten years beginning March 30, 2001.

The issuances of the Series B Preferred Shares, the Rosenthal Warrant and the Soros Warrant were exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as it was a transaction not involving a public offering. Soros represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate restrictive legends were affixed to the certificates representing the shares issued in these transactions. We made available to Soros written information about us in accordance with Rule 502 of the Securities Act and advised Soros of the limitations on resale of such securities. In addition, Soros was offered the opportunity, prior to purchasing any securities, to ask questions of, and receive answers from, the Company concerning the terms and conditions of the transaction and to obtain additional relevant information about the Company. The amendment of the terms of the Series A Preferred Stock was exempt from registration under the Act, pursuant to Section 3(a) (9) of the Act, as the amended Series A Preferred Stock was exchanged exclusively with holders of the Company's Series A Preferred Stock and no commission or other renumeration was paid or given directly or indirectly for soliciting such exchange.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of future results. All data in thousands except share data:

                                                                  Year Ended December 31,
                                                                  -----------------------
                                                      2000           1999          1998          1997
                                                      ----           ----          ----          ----
   Statement of Operations Data:
   Net sales                                      $    17,512    $     5,109    $       243    $      --
   Cost of sales                                       14,018          4,554            297           --
                                                  -----------    -----------    -----------    -----------
            Gross profit (Loss)                         3,494            555            (54)          --

   Selling, marketing and fulfillment expenses         18,797         10,794          1,118           --
   General and administrative expenses                  5,296          3,450          1,166            819
   Internet business start up costs                      --             --              332
                                                  -----------    -----------    -----------    -----------
            Total operating expenses                   24,093         14,244          2,616            819

   Operating loss from continuing operations          (20,599)       (13,689)        (2,670)          (819)
            Loss from continuing operations           (21,109)       (13,257)        (2,478)          (469)

            Net loss                                  (21,109)       (13,194)        (3,656)          (381)
   Basic and diluted (loss) income per share:     $     (4.45)   $     (2.82)   $     (1.32)   $      (.18)

            Continuing Operations                       (4.45)         (2.83)          (.89)          (.22)
            Discontinued Operations                      --              .01           (.43)           .04
   Basic and diluted weighted average shares        4,924,906      4,802,249      2,770,869      2,149,315
   outstanding available to common stockholders

   Balance Sheet Data:

                                                    As of December 31,
                                                    ------------------
                                               2000         1999         1998
                                               ----         ----         ----

   Cash                                     $ 5,350      $ 7,934       $2,830

   Inventories, net                           7,294        7,020          429

   Other current assets                       1,704        1,080          624

   Total Assets                              15,868       17,109        7,212

   Other current liabilities                  6,131        6,523          756

   Notes Payable, net                        19,698            -            -

   Redeemable Preferred Stock                11,088       10,286            -

   Shareholders' equity (deficit)          (21,049)          300        6,392

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in "Risk Factors" or faulty assumptions on our part. In addition, the following discussion should be read in conjunction with the audited financial statements and the related notes thereto included elsewhere in this report.

OVERVIEW

Bluefly is a leading Internet retailer of designer fashion at discounted prices. We sell over 450 brands of designer clothing, fashion accessories and home products at discounts ranging from 25% to 75% off of retail prices. We were incorporated in 1991 under the laws of the state of New York as Pivot Corporation. In 1994, we changed our name to Pivot Rules, Inc. We had our initial public offering in May of 1997. In June 1998, we discontinued our golf sportwear line to devote our time and resources to building Bluefly.com, a Web site to sell end of season and excess inventory of apparel and accessories. We launched the Web site in September 1998 and changed our name to Bluefly, Inc. in October 1998. In February 2001, we changed our state of incorporation from New York to Delaware.

We derive revenue primarily from the sale of designer products on our Web Site. Revenue is recognized when goods are received by our customers, which occurs only after credit card authorization. We generally permit returns for any reason within 90 days of the sale. Accordingly, we reserve for estimated future returns and bad debt at the time of shipment based on historical data. However, our future return and bad debt rates could differ significantly from historical patterns.

We have incurred substantial costs to develop our Web Site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future.

We have grown rapidly since launching our Web Site in September 1998. Our net sales increased over 242% to $17,512,000 for the year ended December 31, 2000 from $5,109,000 for the year ended December 31, 1999. In the fourth quarter of 2000, our net revenues increased by approximately 87% to $5,761,000 from $3,082,000 in the fourth quarter of 1999. In addition, our net loss for the fourth quarter of 2000 decreased to $5,360,000, or $1.13 per share, from $5,689,000, or $1.20 per share, in the fourth quarter of 1999. This decrease was due to an increase in gross margin and a decrease in both selling, marketing and fulfillment expense and general and administrative expenses as a percentage of revenue.

In accordance with Emerging Issue Task Force Issue No. 00-10 we have included in net revenue, revenues from shipping and handling. Out-bound shipping costs are included in cost of goods sold. These amounts were previously offset against each other and included in selling, marketing and fulfillment expenses in the Statement of Operations. All prior periods have been reclassified to conform with this presentation.

We have incurred net losses of $21,109,000, or $4.45 per share, for the year ended December 31, 2000 as compared to $13,194,000, or $2.83 per share, for the year ended December 31, 1999. This increase in net loss reflects increased (i) marketing costs to attract new customers and build brand awareness (ii) technology costs as a result of the continued expansion and upgrade of our Web Site and associated systems to manage our growth in revenue and process customer orders and payments and (iii) general and administrative expenses as a result of increased headcount. In addition, this increase in net loss also reflects an increase in our fulfillment expenses as a result of our move to a more robust fulfillment center. These increases were partially offset by the increase in gross margin for the year.

New customer acquisition cost for the year ended December 31, 2000 decreased by nearly 46% to approximately $71 from approximately $132 for 1999. For the year ended December 31, 2000, we acquired 130,359 new customers, up approximately 153% from the 51,514 new customers acquired in 1999.

Gross revenue per average monthly unique visitor (as measured by Jupiter) increased by 170% to $4.59 for the year ended December 31, 2000 from $1.70 in 1999. The average order size (excluding shipping and handling revenue) grew by approximately 11% to approximately $105 for the year ended December 31, 2000 from $94.60 for 1999.

The percentage of annual sales from repeat customers increased by approximately 33% to 48% for the year ended December 31,

2000 from 36% in 1999.

We have presented our financial statements in order to reflect the discontinued operations in accordance with generally accepted accounting principles. Although the start-up phase of Bluefly.com did not begin until April 1998 and the site was not launched until September 8, 1998, in accordance with generally accepted accounting principles, we reflected in continuing operations for 1998 (i) general and administrative expenses, (ii) interest income, and (iii) related tax provisions, all of which relate to on-going corporate activities. Accordingly, net losses from continuing operations in 1998, attributable to those aspects of the business which have continued were $197,000.

RESULTS OF OPERATIONS

FOR THE YEAR ENDED DECEMBER 31, 2000 COMPARED TO THE YEAR ENDED DECEMBER 31,
1999

NET SALES: Gross sales, which consists primarily of revenue from product sales and shipping and handling revenue, (before any adjustment for reserves or promotional discounts) totaled $25,006,000 for the year ended December 31, 2000. We recorded a provision for returns and credit card chargebacks and other discounts of $7,494,000, or approximately 30% of gross sales. The reserve allowance takes into account our 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2000 were $17,512,000. This represents an increase of over 242% compared to net sales for the year ended December 31, 1999, in which net sales totaled $5,109,000.

COST OF SALES: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2000 totaled $14,018,000, resulting in gross margin of approximately 20.0%. Cost of sales for the year ended December 31, 1999 were $4,554,000, resulting in gross margin of 10.9%. We believe that the increase in gross margin (now that out-bound shipping costs are included in costs of good sold rather than as a part of selling marketing and fulfillment expenses) resulted primarily from our limiting the amount of free shipping that we offered our customers during fiscal 2000 and from improved product margins.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses consists of costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, fulfillment costs, and customer service. Selling, marketing and fulfillment expenses totaled $18,797,000 for the year ended December 31, 2000. Of the total selling, marketing and fulfillment expenses for the year ended December 31, 2000, marketing expenses related to online and print advertising totaled approximately $9,278,000, Web Site hosting costs totaled approximately $2,218,000 and fulfillment costs totaled approximately $2,286,000. Selling, marketing and fulfillment expenses for the year ended December 31, 1999 were approximately $10,794,000. Of the total selling, marketing and fulfillment expenses for year ended December 31, 1999, marketing expenses related to online and print advertising totaled approximately $6,787,000, Web site hosting costs totaled approximately $639,000; and fulfillment costs totaled approximately $557,000.

The increased marketing expenses related to online and print advertising resulted from our efforts to increase our customer base. The increase in Web Site hosting costs resulted from our efforts to improve the speed of our Web Site and effectively handle growth in traffic to the Web Site. The increased fulfillment costs were largely attributable to the increased sales volume and our need to maintain two fulfillment centers during the months of August and September when we were transitioning our operations.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2000 were $5,296,000 as compared to $3,450,000 for the year ended December 31, 1999. The increase in general and administrative expenses was largely the result of an increase in the number of our employees, and their related benefits as well as increased professional fees. In addition, in July 2000 we increased our office space by leasing an additional floor. We increased the number of our employees across all departments. The average number of people we employed for the year ended December 31, 2000 was 89, compared to 75 for the year ended December 31, 1999.

INTEREST EXPENSE AND OTHER INCOME, NET: Interest expense and other income, net, for the year ended December 31, 2000 totaled $510,000. This amount represents interest expense of $676,000, related to the interest on the notes payable that were issued during fiscal 2000. It is presented net of interest income of $166,000, which represents interest earned on the cash balance. For the year ended December 31, 1999, interest income totaled $430,000 and related primarily to the interest earned on the cash balance during the year.

FOR THE YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31,
1998

NET SALES: Gross sales, which consists primarily of revenue from product sales and shipping and handling revenue, (before any adjustment for reserves or promotional discounts) totaled $7,073,000 for the year ended December 31, 1999. We recorded a provision for returns and credit card chargebacks and other discounts of $1,964,000, or approximately 27.8% of gross sales. The reserve allowance takes into account our 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns and credit card chargebacks and adjustments for uncollected sales taxes, our net sales for 1999 were $5,109,000. Bluefly.com was launched in September 1998. Net sales for the period from launch to December 31, 1998 were $243,000.

COST OF SALES: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves and packing materials. Cost of sales for the year ended December 31, 1999 totaled $4,554,000, resulting in gross margin of 10.9%. Bluefly.com was launched in September 1998. Cost of sales for the period from launch to December 31, 1998 were $297,000, resulting in negative gross profit of $54,000. The negative gross profit in 1998 was the result of inventory reserves arising from situations during the start-up phase of Bluefly.com in which we pre-paid for merchandise and (i) received merchandise from suppliers that did not meet our high standards of quality and/or (ii) received less than the amount purchased.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses consists of the costs associated with online strategic marketing relationships, print and radio advertising, Web Site hosting, inventory management, fulfillment and customer service. Selling, marketing and fulfillment expenses for the year ended December 31, 1999 totaled $10,794,000. Selling, marketing and fulfillment expenses for the period from launch to December 31,1998 were approximately $1,118,000.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include salaries and related expenses, recruiting fees, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 1999 were $3,450,000 compared to $1,166,000 for 1998. The increase in general and administrative expenses in 1999, as compared to 1998, was largely the result of an increase in employees, fees paid to consultants and search firms and legal expenses. We increased the number of our employees across all departments, growing from 12 employees as of December 31, 1998 to 75 as of December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 2000, the Company had approximately $5.3 million, of liquid assets, entirely in the form of cash and cash equivalents. As of December 31, 2000, the Company had negative working capital of approximately $11.5 million. This was primarily attributable to the approximately $20 million of convertible notes payable being included in current liabilities. In February 2001, these notes converted into equity. At March 28, 2001, we had approximately $11.5 million of cash and approximately $15.4 million of working capital.

In March 2000, we obtained a commitment from Soros to provide, at our option, up to $15 million of financing at any time during the year 2000 on terms reflecting market rates for such financings at the time such financing is provided. As of December 31, 2000, Soros had provided us with the aggregate principal amount of $15 million in convertible debt financing pursuant to the Soros Commitment, in the form of notes that bear interest at a rate of 8% per annum and are due in May 2001. Under the terms of the New Soros Financing, the Soros Notes converted into preferred stock on February 5, 2001. In connection with the Soros Commitment and Soros Notes, we granted Soros Warrants pursuant to which Soros has the right to purchase up to 375,000 shares of Common Stock at an exercise price equal to $2.29 per share, exercisable at any time during the five years following issuance. The Soros Warrants have been valued at $467,000 using the Black Scholes option pricing model and, accordingly, we have recorded a credit to additional paid in capital and a debt discount, that is being amortized over the life of the debt.

On November 13, 2000, we entered into the New Soros Financing pursuant to which affiliates of Soros agreed to invest up to an additional $15 million in us, subject to certain conditions. Under the terms of the agreement, in November 2000, Soros invested an additional $5 million in the form of a promissory note, convertible into preferred stock at a rate of $2.34 per share. The agreement required us to offer the public shareholders of the Company, as of February 7, 2001, the right to purchase up to an aggregate of $20 million of Common Stock at $2.34 per share. If the public shareholders purchased less than $20 million of Common Stock, Soros would purchase the difference between $20 million and the amount purchased by the public shareholders, up to a total $10 million, all at the rate of $2.34 per share. As part of the transaction, the Soros Notes, as well as the New Note, converted into preferred stock at the rate of $2.34 per share, and the conversion price of the preferred stock previously issued to Soros and other investors was reduced to $2.34 per share. All of the preferred stock earns dividends at the rate of 8% per year, payable in cash or stock, at the Company's option, upon conversion. The preferred stock issued pursuant to the New Soros Financing is convertible into shares of Common Stock of the Company on a one-for-one basis, subject to antidilution.

Pursuant to the New Soros Financing, Quantum and SFM had agreed to purchase a total dollar amount of shares equal to the difference between $20 million and the aggregate total dollar amount of shares purchased by our shareholders in the Rights Offering, provided that, in no event would Quantum and SFM be required to purchase more than $10 million of Common Stock in the aggregate. The Rights Offering ended at 5 p.m., New York City time, on March 26, 2001. The public shareholders subscribed to purchase 6,921 shares in the Rights Offering for aggregate proceeds of $16,000. In accordance with the Standby Commitment, Quantum and SFM purchased an aggregate of 4,273,504 shares of Common Stock of the Company for an aggregate amount of $10 million on March 28, 2001 at a price of $2.34 per share. Immediately after the closing of the Rights Offering Soros beneficially owned approximately 78% of the outstanding Common Stock.

On March 30, 2001, we entered into a Financing Agreement with Rosenthal pursuant to which Rosenthal will provide to us certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to our suppliers. The maximum amount available under the Loan Facility is an amount equal to the lower of (i) the Soros Guarantee (defined below) plus the lower of (x) $2 million or (y) the lower of (1) 20% of the book value of our inventory or (2) the full liquidation value of our inventory or (ii) $10 million. Interest accrues monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. Initial availability under the Loan Facility is $3.5 million.

We also agreed to pay Rosenthal (a) an annual facility equal to 1% of the maximum inventory facility available under the Loan Facility and (b) certain fees to open letters of credit and guarantees in an amount equal to 1/2 of 1% of the face amount of the letter of credit or guarantee plus, 1/4 of 1% of the face amount of such letters of credit or guarantees for each thirty (30) days or a portion such letters of credit or guarantees are open.

In consideration of the Loan Facility, among other things, we granted to Rosenthal a first priority lien (the "Rosenthal Lien") on substantially all of our assets, including control of all of our cash accounts upon an event of default, and certain of our cash accounts in the event that the total amount of monies loaned to use under the Loan Facility exceeds 90% of the undrawn amount of the Standby Letter of Credit (defined below) for more than 10 days. We also issued to Rosenthal a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34 exercisable for five years.

In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a Standby Letter of Credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at our request, Soros will issue another Standby Letter of Credit for up to an additional $1.5 million. In consideration for the Soros Guarantee, we granted the Soros Lien subordinated to the Rosenthal Lien on substantially all of our assets, and we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to the average closing price of our Common Stock on the 10 days preceding September 15, 2001, exercisable for ten years beginning on September 15, 2001.


Subject to certain conditions, if we default on any of our obligations under the Financing Agreement, Rosenthal has the right to draw upon such Standby Letter of Credit to satisfy any such obligations. If and when Rosenthal draws on the Standby Letter of Credit, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Standby Letter of Credit plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Standby Letter of Credit during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Standby Letter of Credit, we will be required to issue to Soros a Contingent Warrant to purchase the number of shares of our Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average of the closing price of our Common Stock on the 10 days preceding the date of issuance of such warrant. Each contingent warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the 10 days preceding the latter of 10 days after the date of issuance and September 15, 2001.

Under the Financing Agreement, Soros has the right to purchase all of our obligations from Rosenthal at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Standby Letter of Credit as consideration to Soros for the purchase of such obligtions.

As of December 31, 2000, we had marketing and advertising commitments of approximately $1.8 million through December 31, 2001. We believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of Bluefly.com. However, our marketing budget and our ability to hire such employees is subject to a number of factors, including our results of operations as well as our ability to raise additional capital.

In order to continue to expand our product offerings, we intend to expand our relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. We expect that our suppliers will continue to include designers and retail stores that sell excess inventory as well as third-party end-of-season apparel aggregators. To achieve our goal of offering a wide selection of top name brand designer clothing and fashion accessories, we may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors. Due to our limited working capital, a number of its suppliers have limited our payment terms and, in some cases, have required us to pay for merchandise in advance of delivery. See also, "Risk Factors - We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk."

We anticipate that the proceeds from the New Soros Financing, the Rights Offering and the Financing Agreement together with existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of 2001. However, we may seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and results of operations. See also, "Risk Factors
- - Limited Working Capital; Need for Additional Financing" and "-- Potential Dilution."

RECENT ACCOUNTING PRONOUNCEMENTS

In November 2000, the Financial Accounting Standard Board Task Force issued Emerging Issues Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 addresses the issue with respect to income statement classification of amounts billed to a customer for shipping and handling. Prior periods have been reclassified to conform with EITF 00-10, and the adoption of EITF 00-10 did not have a material effect on our financial statements.

In March 2000, the Financial Accounting Standard Board ("FASB") issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") which provides guidance for applying APB Opinion No.25. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The adoption of FIN 44 did not have a material effect on our financial statements.

In December 1999, the staff of the Securities and Exchange Commission of the United States issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101 summarizes certain views of the staff in applying generally accepted accounting principles to revenue recognition in the financial statements. We adopted SAB 101 and the adoption did not have a material effect on our revenue recognition policies.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and our convertible notes payable. Due to the short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

ITEM 8.  FINANCIAL STATEMENTS

(a) Index to the Financial Statements

       Report of Independent Accountants                                  F-2

       Independent Auditors' Report                                       F-3

       Consolidated Balance Sheets  as of  December 31, 2000 and 1999     F-4

       Consolidated Statements of Operations for the three years
          ended December 31, 2000, 1999 and 1998                          F-5

       Consolidated Statements of Changes in Shareholders' (Deficit)
          Equity and Redeemable Preferred Stock for the three
          years ended December 31, 2000, 1999 and 1998                    F-6

       Consolidated Statements of Cash Flows for the three years
          ended December 31, 2000, 1999 and 1998                          F-7

       Notes to Consolidated Financial Statements                         F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of Bluefly, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bluefly, Inc. and its subsidiary at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.




PricewaterhouseCoopers LLP
New York, N.Y.
March 30, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Shareholders of Bluefly, Inc.:

We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of Bluefly, Inc. for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of Bluefly, Inc.'s operations and its cash flows for the year ended December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

As more fully discussed in Notes 1 and 10 to the financial statements, on June 25, 1998, the Company's Board of Directors adopted a plan to discontinue its golf sportswear division. Historical assets and operations of the golf sportswear division have represented a substantial portion of the Company's assets and results of operations.



M.R. Weiser&Co. LLP
March 26, 1999
New York, N.Y.

BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

                                                 2000                      1999
ASSETS

Current assets:
   Cash and cash equivalents                  $ 5,350,000           $ 7,934,000
   Inventories, net                             7,294,000             7,020,000
   Prepaid expenses and other current assets    1,704,000             1,080,000
                                              -----------           -----------
      Total current assets                     14,348,000            16,034,000
Property and equipment, net                     1,326,000             1,037,000
Other assets                                      194,000                38,000
                                              -----------           -----------
      Total assets                            $15,868,000           $17,109,000
                                              ===========           ===========
LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
   Accounts payable                           $ 3,593,000           $ 4,287,000
   Accrued expenses and other current
      liabilities                               2,538,000             2,236,000
   Convertible notes payable, net of
      unamortized discount                     19,698,000                    --
                                              -----------           -----------
      Total liabilities                        25,829,000             6,523,000
                                              -----------           -----------
Commitments and contingencies (Note 7)

Redeemable Convertible Series A Preferred
   Stock -- $.01 par value; 2,000,000 shares
   authorized, 500,000 shares issued and
   outstanding in 2000 and 1999, (liquidation
   preference: $20 per share plus accrued
   dividends)                                  11,088,000            10,286,000

Shareholders' (deficit) equity:
   Common stock -- $.01 par value; 15,000,000
      shares authorized, 4,924,906 shares issued
      and outstanding in 2000 and 1999,
      respectively                                 49,000                49,000
   Additional paid-in capital                  17,242,000            17,482,000
   Accumulated deficit                        (38,340,000)          (17,231,000)
                                              -----------           -----------
      Total shareholders' (deficit) equity    (21,049,000)              300,000
                                              -----------           -----------
      Total liabilities and shareholders'
         (deficit) equiy                      $15,868,000           $17,109,000
                                              ===========           ===========

                   The accompanying notes are an integral part of these consolidated financial statements

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

                                                             2000                1999              1998
Net sales                                              $   17,512,000       $    5,109,000     $    243,000
Cost of sales                                              14,018,000            4,554,000          297,000
                                                       --------------       --------------     ------------

     GROSS PROFIT (LOSS)                                    3,494,000              555,000          (54,000)

Selling, marketing and fulfillment expenses                18,797,000           10,794,000        1,118,000
General and administrative expenses                         5,296,000            3,450,000        1,166,000
Internet business start up costs                                   --                   --          332,000
                                                       --------------       --------------     ------------
     TOTAL OPERATING EXPENSES                              24,093,000           14,244,000        2,616,000
                                                       --------------       --------------     ------------
     OPERATING LOSS FROM CONTINUING EXPENSES              (20,599,000)         (13,689,000)      (2,670,000)

Interest (expense) and other income, net of interest
  income of $166,000 in 2000, and interest expense
  of $0 in 1999 and 1998                                     (510,000)             430,000          142,000
                                                       --------------       --------------     ------------

     LOSS FROM CONTINUING OPERATIONS BEFORE INCOME
       TAXES                                              (21,109,000)         (13,259,000)      (2,528,000)

Income tax benefit                                                 --                2,000           50,000
                                                       --------------       --------------     ------------

     LOSS FROM CONTINUING OPERATIONS                      (21,109,000)         (13,257,000)      (2,478,000)

Discontinued operations -- Note 10:
  Income (loss) from operations, net of income tax
    provision of $0, $0 and $105,000, respectively                 --               63,000       (1,178,000)
                                                       --------------       --------------     ------------

     NET LOSS                                          $  (21,109,000)      $  (13,194,000)    $ (3,656,000)
                                                       ==============       ==============     ============

     Preferred stock dividends                               (802,000)            (343,000)              --
                                                       --------------       --------------     ------------

     Net loss available to common shareholders         $  (21,911,000)      $  (13,537,000)    $ (3,656,000)
                                                       ==============       ==============     ============

Basic and diluted (loss) income per common share:
  Continuing operations                                         (4.45)               (2.83)            (.89)
  Discontinued operations                                          --                  .01             (.43)
                                                       --------------       --------------     ------------

      BASIC AND DILUTED LOSS PER SHARE                 $        (4.45)      $        (2.82)     $     (1.32)
                                                       ==============       ==============     ============

Weighted average number of shares outstanding used
  in calculating basic diluted income (loss) per
  common share                                             4,924,906             4,802,249        2,770,869
                                                       --------------       --------------     ------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' (DEFICIT) EQUITY
AND REDEEMABLE PREFERRED STOCK
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------


                                                REDEEMABLE           COMMON STOCK,
                                              PREFERRED STOCK       $.01 PAR VALUE
                                          ---------------------  ---------------------
                                          NUMBER OF               NUMBER OF               ADDITIONAL     ACCUMULATED
                                           SHARES      AMOUNT       SHARES     AMOUNT   PAID-IN CAPITAL    DEFICIT       TOTAL

Balance at January 1, 1998                      -   $        -    2,700,000   $ 27,000   $ 6,404,000    $   (381,000)  $  6,050,000

Issuance of common stock for services           -            -       24,755          -        49,000               -         49,000

Issuance of common stock for exercise of
  warrants and unit purchase options            -            -      708,500      7,000     3,942,000               -      3,949,000

Net loss                                        -            -            -          -             -      (3,656,000)    (3,656,000)
                                          --------  ----------   ----------- ----------  -----------   --------------  ------------

Balance at December 31, 1998                    -            -    3,433,255     34,000    10,395,000      (4,037,000)     6,392,000

Issuance of Series A Preferred Stock
  ($20.00 per share) net of expenses
  of $57,000                              500,000    9,943,000            -          -             -               -              -

Accrued dividends on Series A Preferred
  Stock                                         -      343,000            -          -      (343,000)              -       (343,000)

Exercise of warrants and stock options          -            -    1,491,651     15,000     7,381,000               -      7,396,000

Issuance of stock options to consultants        -            -            -          -        49,000               -         49,000

Net loss                                        -            -            -          -             -     (13,194,000)   (13,194,000)
                                          --------  ----------   ----------- ----------  -----------   --------------  ------------

Balance at December 31, 1999              500,000   10,286,000    4,924,906     49,000    17,482,000     (17,231,000)       300,000
                                          --------  ----------   ----------- ----------  -----------   --------------  ------------

Issuance of warrants in connections with
  Convertible Notes                             -            -            -          -       467,000               -        467,000

Issuance of warrants to supplier                -            -            -          -        95,000               -         95,000

Accrued dividends on Series A Preferred
  Stock                                         -      802,000            -          -      (802,000)              -       (802,000)

Net loss                                        -            -            -          -             -     (21,109,000)   (21,109,000)
                                          --------  ----------   ----------- ----------  -----------   --------------  ------------

Balance at December 31, 2000              500,000   $11,088,000   4,924,906  $  49,000   $17,242,000    $(38,340,000)  $(21,049,000)
                                          --------  -----------  ----------- ----------  -----------   --------------  ------------



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------


                                                                2000                1999              1998
Cash flows from operating activities:
   Loss from continuing operations                       $  (21,109,000)      $  (13,257,000)   $   (2,478,000)
   Adjustments to reconcile loss from continuing
     operations to net cash used in operating
     activities:
        Loss on equipment disposition                                --                   --             7,000
        Depreciation and amortization                           766,000              130,000            84,000
        Common stock issued for services                             --                7,000            49,000
        Deferred income taxes                                        --               50,000             5,000
        Non cash compensation                                        --               49,000                --
        Changes in operating assets and liabilities:
          (Increase) decrease in:
             Inventories                                       (274,000)          (6,591,000)         (429,000)
             Prepaid expenses and other current assets         (624,000)            (507,000)         (399,000)
             Other assets                                       (75,000)             (23,000)               --
          (Decrease) increase in:
             Accounts payable, accrued expenses and
               other current liabilities                       (392,000)           5,767,000          (381,000)
             Deferred tax liability                                  --              (64,000)               --
                                                         --------------        -------------     -------------

             NET CASH USED IN OPERATING ACTIVITES --
               CONTINUING OPERATIONS                        (21,708,000)         (14,439,000)       (3,542,000)
                                                         --------------        -------------     -------------
Income/loss from discontinued operations                              --               63,000       (1,178,000)
Adjustments to reconcile income from discontinued
   operations to net cash provided by (used in)
   operating activities:
         Write-down of property and equipment                        --                   --           259,000
         Write-down of prepaid expenses and other
           current assets                                            --                   --           101,000
         Write-down of other assets                                  --                   --           119,000
         Depreciation and amortization                               --                   --            44,000
         Deferred income taxes                                       --                   --            94,000
         Changes in operating assets and liabilities:
           (Increase) decrease in:
              Inventories                                            --               187,000        1,413,000
              Non-factored receivables                               --                    --         (136,000)
              Prepaid expenses and other current assets              --                    --           70,000
            Increase (decrease) in
              Income taxes receivable                                --               195,000            7,000
                                                         --------------        --------------     -------------

              NET CASH PROVIDED BY OPERATING
                ACTIVITIES -- DISCONTINUED OPERATIONS                --               445,000          793,000
                                                         --------------        --------------     -------------

              NET CASH USED IN OPERATING ACTIVITIES         (21,708,000)          (13,994,000)      (2,749,000)
                                                         ==============        ==============     =============
Cash flows from investing activities -- continuing
   operations:
   Purchase of property and equipment                          (876,000)             (670,000)         (88,000)
   Funds deposited with factor                                       --             2,264,000         (960,000)
   Increase of funds deposited with factor                           --                    --          553,000
                                                         --------------        --------------     -------------

              NET CASH PROVIDED BY (USED IN)
                INVESTING ACTIVITIES -- CONTINUING
                OPERATIONS                                     (876,000)            1,594,000         (495,000)
                                                         --------------        --------------     -------------


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
DOLLARS ROUNDED TO THE NEAREST THOUSANDS
- --------------------------------------------------------------------------------

                                                           2000                      1999                       1998
Cash flows from investing activities--discontinued
   operations:
   Purchase of property and equipment                      $ --                      $ --                   $(22,000)
   Trademark costs                                           --                        --                     (1,000)
                                                       --------                   -------                  ---------
      NET CASH USED IN INVESTING ACTIVITIES --
         DISCONTINUED OPERATIONS                             --                        --                    (23,000)
                                                       --------                   -------                  ---------
      NET CASH PROVIDED BY (USED IN) INVESTING
         ACTIVITIES                                    (876,000)                 1,594,000                  (518,000)
                                                    ===========                ===========                ==========
Cash flows from financing activities -- continuing
   operations:
   Net proceeds from issuance of Preferred Stock                                 9,943,000                        --
   Net proceeds from warrant redemption and unit
      purchase options                                                           7,130,000                 3,949,000
   Net proceeds from convertible notes payable       20,000,000                    260,000                        --
                                                     ----------                  ---------                 ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES --
         CONTINUING OPERATIONS                       20,000,000                 17,333,000                 3,949,000
                                                    ===========                ===========                ==========
Cash flows from financing activities --
   discontinued operations:
   Net change in due to/from factor                         --                     171,000                 2,093,000
                                                     ----------                 ----------                 ---------
      NET CASH PROVIDED BY (USED IN) FINANCING
         ACTIVITIES -- DISCONTINUED OPERATIONS              --                     171,000                 2,093,000
                                                     ----------                 ----------                 ---------
      NET CASH PROVIDED BY FINANCING ACTIVITIES      20,000,000                 17,504,000                 6,042,000
                                                    ===========                ===========                ==========
Net (decrease) increase in cash and cash
   equivalents                                       (2,584,000)                 5,104,000                 2,775,000
Cash and cash equivalents -- beginning of year        7,934,000                  2,830,000                    55,000
                                                     ----------                 ----------                 ---------
      CASH AND CASH EQUIVALENTS -- END OF YEAR      $ 5,350,000                $ 7,934,000                $2,830,000
                                                    ===========                ===========                ==========
Supplemental disclosure of cash flow information:
   Cash paid during the year for:
      Interest                                              --                          --                $    8,000
                                                    ===========                ===========                ==========
      Income taxes                                  $    25,000                $    17,000                $    5,000
                                                    ===========                ===========                ==========
   Non-cash transactions:
      Issuance of warrants in connection with
         convertible notes payable                  $   467,000                $        --                $       --
                                                    ===========                ===========                ==========
      Issuance of warrant to supplier               $    95,000                $        --                $       --
                                                    ===========                ===========                ==========
      Exchange of goods for services provided       $        --                $    19,000                $       --
                                                    ===========                ===========                ==========

                 The accompanying notes are an integral part of
                    these consolidated financial statements

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

1.       THE COMPANY

         The Company is an internet retailer of designer fashions and home accessories at outlet store prices. The full service Web store ("Bluefly.com" or "Web Site") sells over 450 brands of designer apparel, accessories and house and home products at discounts of up to 75%. Bluefly.com, which launched in September 1998, also offers information on current fashion trends.

         The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources of financing to fund operations. As more fully described in Note 11, subsequent to year end, the Company received gross proceeds of approximately $10 million in connection with its offering, and entered into a financing agreement with a lender. Management believes that its current funds, the proceeds from the offering and the funds under commitment from the financing agreement will be sufficient to enable the Company to meet its planned expenditures through at least December 31, 2001. If anticipated operating results are not achieved, the Company may obtain additional equity or debt financings. If such financings are not available on terms acceptable to the Company, the Company will delay or reduce its expenditures in order to meet its obligations.

         On June 25, 1998, the Company's Board of Directors voted to discontinue the operations of its golf sportswear division and devote all of the Company's energy and resources to building Bluefly.com. See Note 10.

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

         REVENUE RECOGNITION
         The Company recognizes revenue on product sales when goods are received by the customer. Net sales include product revenue and revenue received for shipping and handling, less reductions for estimated returns, uncollectible accounts and sales discounts. In November 2000, the Financial Accounting Standards Board ("FASB") Task Force issued Emerging Issue Task Force 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF 00-10"). EITF 00-10 addresses the issue as to the income statement classification of amounts billed to a customer for shipping and handling. The adoption of EITF 00-10 did not have a material effect on the Company's financial statements. Prior to December 31, 2000, the Company did not record proceeds received for shipping and handling as sales, instead it presented these amounts net of their related costs, as a component of selling, marketing and fulfillment costs. Prior periods have been reclassified to conform with current year presentation.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

         In December 1999, the staff of the Securities and Exchange Commission of the United States issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements". SAB 101 summarizes certain views of the staff in applying generally accepted accounting principles to revenue recognition in the financial statements. The Company adopted SAB 101, and the adoption did not have a material effect on the Company's revenue recognition.

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

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

         STOCK BASED COMPENSATION
         The Company applies Statement of Financial Accounting Standards No. ("SFAS") 123 "Accounting for Stock Based Compensation," in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. In connection with stock option grants to employees, no compensation expense has been recorded in fiscal years 2000, 1999 and 1998, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

         In March 2000, the Financial Accounting Standard Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") which provides guidance for applying APB Opinion No. 25. FIN 44 applies prospectively to new awards, exchanges of awards in a business combination, modifications to outstanding awards and changes in grantee status on or after July 1, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

         NET LOSS PER SHARE
         The Company calculated net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

         Diluted earnings (loss) per share is computed by dividing earnings
         (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options, warrants and unit purchase options to purchase 5,198,885 shares of Common Stock and Preferred Stock convertible into 952,381 of Common Stock shares were not included in the computation of diluted earnings per share because the result of the exercise of such inclusion would be antidilutive.

         MARKETING EXPENSES
         In addition to marketing salaries, marketing expenses consist of online advertising, print advertising as well as the related production costs and are expensed as incurred. Marketing expenses (excluding marketing salaries) for the years ended December 31, 2000, 1999 and 1998 amounted to approximately $9,278,000, $6,787,000 and $443,000, respectively.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

         FULFILLMENT
         The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2000, 1999 and 1998, fulfillment expenses totaled $2,286,000, $557,000 and $54,000, respectively. These amounts are included in selling, marketing and fulfillment expenses in the statement of operations.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS
         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, funds deposited with factor, other assets, accounts payable, accrued liabilities, and convertible notes payable approximate fair value due to their short maturities.

         RECLASSIFICATIONS
         Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.


3.       PROPERTY AND EQUIPMENT

         As of December 31, 2000 and 1999, property and equipment for continuing operations consist of the following:

                                                     2000           1999

         Leasehold improvements                 $   501,000     $   488,000
         Office equipment                           388,000         308,000
         Computer equipment and software          1,254,000         471,000
                                                -----------     -----------
                                                  2,143,000       1,267,000
           Less accumulated depreciation            817,000         230,000
                                                -----------     -----------
                                                $ 1,326,000     $ 1,037,000
                                                -----------     -----------

         Depreciation and amortization of property and equipment was approximately $587,000, $130,000 and $84,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

4.       PREPAID EXPENSES AND OTHER CURRENT ASSETS

         As of December 31, 2000 and 1999, prepaid expenses and other current assets consist of the following:

                                                     2000           1999

         Due from credit card companies         $   767,000     $   350,000
         Deferred offering costs                    368,000               -
         Prepaid expenses                           303,000         213,000
         Other current assets                       172,000         453,000
         Income taxes receivable                          -          34,000
         Other receivables                           94,000          30,000
                                                -----------     -----------
                                                $ 1,704,000     $ 1,080,000
                                                -----------     -----------

5.       ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

         As of December 31, 2000 and 1999, accrued expenses and other current liabilities consist of the following:

                                                     2000           1999

         Provision for returns                  $ 1,134,000     $   868,000
         Accrued expenses                           531,000         646,000
         Salary and bonus accrual                   374,000         315,000
         Accrued media expenses                     356,000         407,000
         Deferred revenue                           143,000               -
                                                -----------     -----------
                                                $ 2,538,000     $ 2,236,000
                                                -----------     -----------

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

6.       INCOME TAXES

         The components of the provision (benefit) for income taxes is comprised of the following:

                                               CONTINUING OPERATIONS
                                       --------------------------------------
                                         2000          1999          1998

         Current
           Federal                     $      -     $  (2,000)     $ (55,000)
           State                              -             -              -
                                       --------     ---------      ---------
                                              -        (2,000)       (55,000)
                                       --------     ---------      ---------
         Deferred
           Federal                     $      -             -          3,000
           State                              -             -          2,000
                                       --------     ---------      ---------
                                              -             -          5,000
                                       --------     ---------      ---------

                                       $      -     $  (2,000)     $ (50,000)
                                       --------     ---------      ---------

                                               DISCONTINUED OPERATIONS
                                       --------------------------------------
                                         2000          1999          1998

         Current
           Federal                     $      -     $       -      $  11,000
           State                              -             -              -
                                       --------     ---------      ---------
                                              -             -         11,000
                                       --------     ---------      ---------
         Deferred
           Federal                     $      -             -         81,000
           State                              -             -         13,000
                                       --------     ---------      ---------
                                              -             -         94,000
                                       --------     ---------      ---------

                                       $      -     $       -      $ 105,000
                                       --------     ---------      ---------

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

Significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                                                            2000        1999

         Deferred tax assets
           Net operating losses                       $ 14,224,000  $ 6,222,000
           Foreign tax credits                              13,000       13,000
           Depreciation and amortization                   292,000      216,000
           Accounts receivable and inventory reserves      219,000       95,000
           Accrued bonuses                                  46,000            -
           Other                                             4,000        4,000
                                                      ------------  -----------
                                                        14,798,000    6,550,000
             Valuation Allowance                       (14,798,000)  (6,550,000)
                                                      ------------  -----------
               NET DEFERRED TAX ASSET (LIABILITY)     $          -  $         -
                                                      ------------  -----------


The Company has tax credit carryforwards of $13,000 which have expiration dates through 2001. In addition, the Company has approximately $36,093,000 of net operating loss carryforwards which have expiration dates through 2020. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

         The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

                                                     2000       1999     1998

         Statutory federal income tax rate          (34.00)%  (34.00)%  (34.00)%
         State taxes, net of federal tax benefit     (5.24)    (5.40)     0.40
         Other                                        0.08      0.20         -
         Valuation allowance on deferred tax asset   39.16     39.18     35.10
                                                    -------   -------   ------

         Effective tax rate                              - %   (0.02)%    1.50 %
                                                    -------   -------   ------

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

7.       COMMITMENTS AND CONTINGENCIES

         EMPLOYMENT CONTRACTS
         The Company has entered into certain employment contracts, which expire through December 31, 2003. As of December 31, 2000, the Company's aggregate commitment for future base salary under these employment contracts is:

         2001                                               $ 1,235,000
         2002                                                   867,000
         2003                                                   233,000
                                                           -------------

             TOTAL                                          $ 2,335,000
                                                           -------------

         OPERATING LEASES
         The Company leases equipment and space under various leases which expire at various dates beginning in 2001 and running through 2010. Rent expense aggregated approximately $345,000, $156,000 and $78,000 for the years ended December 31, 2000, 1999 and 1998, respectively. As of December 31, 2000, future minimum payments, excluding utilities, are as follows:


         2001                                           $ 1,677,000
         2002                                               932,000
         2003                                               421,000
         2004                                               434,000
         2005                                               434,000
         Thereafter                                       1,671,000
                                                        ------------

             TOTAL                                      $ 5,569,000
                                                        ------------

         MARKETING AND ADVERTISING COMMITMENTS
         As of December 31, 2000, the Company has advertising and marketing commitments in connection with its online and offline relationships of approximately $1,758,000 through December 31, 2001.

         LEGAL PROCEEDINGS
         The Company is, from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the business, financial condition, operating results or cash flows of the Company.

         On March 27, 2001, the Company received a summons alleging that it knowingly and intentionally violated California's Safe Drinking
         Water and Toxic Enforcement Act of 1986. The plaintiff is seeking civil penalties of $2,500 per day since April 1997. Management believes that the ultimate disposition of this claim will not have a material effect on the Company's financial condition or results of operations.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

8.       SHAREHOLDER'S (DEFICIT) EQUITY AND REDEEMABLE EQUITY

         AUTHORIZED SHARES
         As of December 31, 2000, the Company was incorporated in the state of New York and had authorized for issuance 2,000,000 shares of preferred stock, $.01 par value per share, and 15,000,000 shares of common stock, $.01 par value per share ("Common Stock"). Subsequent to year end and pursuant to the Second Soros Investment Agreement (as defined below), the Company reincorporated in the state of Delaware, increased the number of authorized shares of preferred stock, $.01 par value per share, to 25,000,000 in the aggregate and increased the number of authorized shares of Common Stock to 40,000,000 in the aggregate. The preferred stock is designated as follows: 500,000 shares of Series A Convertible Preferred Stock, (the "Series A Preferred Stock"), 9,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") and 15,500,000 shares undesignated and available for issuance.

         SERIES A CONVERTIBLE PREFERRED STOCK
         On July 27, 1999, the Company entered into an investment agreement (the "First Soros Investment Agreement") with an investor group led by affiliates of Soros Private Equity Partners, LLC ("Soros") pursuant to which the Company issued 500,000 shares of Series A Convertible Preferred Stock (the "Original Series A Preferred Stock") for an aggregate purchase price of $10 million. The Original Series A Preferred Stock was convertible into shares of Common Stock at a rate of $10.50 per share, and bore cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. The Original Series A Preferred Stock has a liquidation preference equal to its face value plus accrued dividends and ranked senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends.

         Excluding shares of Common Stock that may be issued as payment of accrued and unpaid dividends, the 500,000 shares of Original Series A Preferred Stock were convertible into 952,381 shares of Common Stock, subject to certain antidilution provisions. The holders of the Original Series A Preferred Stock had the right to appoint a designee to the Company's Board of Directors and the Company was prohibited from taking certain actions without the approval of the holders of the majority of the Original Series A Preferred Stock. In addition, holders of the Original Series A Preferred Stock had registration rights with respect to the Common Stock issuable upon conversion of the Original Series A Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company.

         As of December 31, 2000, the Original Series A Preferred Stock had been characterized as an instrument subject to optional redemption upon a change in control of the Company, and accordingly was classified as redeemable equity and not included in shareholders' equity. Subsequent to year end and pursuant to the Second Soros Investment Agreement, upon the effectiveness of the reincorporation of the Company as a Delaware corporation, the terms of the Original Series A Preferred Stock were amended to adjust the conversion price to $2.34 per share and to remove those provisions that prevented it from being included in permanent equity (as amended the "Amended Series A Preferred Stock"). See Note 11 for the unaudited pro forma balance sheet that reflects the consummation of the transactions contemplated by the Second Soros Investment Agreement.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

         Excluding shares of Common Stock that may be issued as payment of accrued and unpaid dividends, the 500,000 shares of Amended Series A Preferred Stock are convertible into 4,273,504 shares of Common Stock subject to certain antidilution provisions, and bear a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. The Amended Series A Preferred Stock has a liquidation preference equal to its face value plus accrued dividends and ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends. The holders of the Amended Series A Preferred Stock have the right to appoint a designee to the Company's Board of Directors and the Company is prohibited from taking certain actions without the approval of the holders of the majority of the Amended Series A Preferred Stock. In addition, holders of the Amended Series A Preferred Stock have registration rights with respect to the Common Stock issuable upon conversion of the Amended Series A Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company.

         SERIES B CONVERTIBLE PREFERRED STOCK
         On November 13, 2000, the Company entered into a second investment agreement with Soros (the "Second Soros Investment Agreement") pursuant to which affiliates of Soros agreed to invest up to an additional $15 million in the Company, subject to certain conditions (the "Soros Investment"). Under the terms of the Second Soros Investment Agreement, in November 2000, Soros invested an additional $5 million in the form of a promissory note (the "New Note"), convertible into Series B Preferred Stock at a rate of $2.34 per share. On February 5, 2001, upon the second closing under the Second Soros Investment Agreement, the principal amount of, and the interest accrued and unpaid on, Soros Notes (as defined below in the heading "Soros Warrants") and the New Note were converted into shares of Series B Preferred Stock at a rate of $2.34 per share. See Note 11 for the unaudited pro forma balance sheet that reflects the consummation of the transactions contemplated by the Second Soros Investment Agreement.

         Excluding shares of Common Stock that may be issued as payment of accrued and unpaid dividends, the shares of Series B Preferred Stock are convertible into shares of Common Stock on a one-to-one basis, subject to certain antidilution provisions, and bear a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. The Series B Preferred Stock has a liquidation preference equal to its face value plus accrued dividends plus an amount equal the amount funded by Soros pursuant to its Standby Commitment in the Rights Offering (as defined below under the heading "Rights Offering") and ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends. The holders of the Series B Preferred Stock have the right to appoint a designee to the Company's Board of Directors and the Company is prohibited from taking certain actions without the approval of the holders of the majority of the Series B Preferred Stock. In addition, holders of the Series B Preferred Stock and certain pre-emptive rights with respect to future issuances of capital stock by the Company.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

         RIGHTS OFFERING
         Pursuant to the Second Soros Investment Agreement, on February 7, 2001 the Company offered the public shareholders of the Company, as of February 7, 2001, the right to purchase up to an aggregate of $20 million in Common Stock at $2.34 per share (the "Rights Offering"). The Second Soros Investment Agreement provided for Soros to purchase the difference between $20 million and the amount of Common Stock purchased by the public shareholders in the Rights Offering, up to a total $10 million, all at the rate of $2.34 per share (the "Standby Commitment"). The Rights Offering was completed on March 26, 2001. The public shareholders subscribed for 6,921 shares in the Rights Offering for aggregate proceeds of approximately $16,000. In accordance with the Standby Commitment, Soros purchased 4,273,504 shares of Common Stock of the Company for an aggregate amount of $10 million on March 28, 2001 at a price of $2.34 per share. Immediately after the closing of the Rights Offering, Soros beneficially owned approximately 78% of the outstanding Common Stock.

         SOROS WARRANTS
         In March 2000, the Company obtained a commitment from affiliates of Soros to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided (the "Soros Commitment"). During 2000, Soros provided the Company with the aggregate principal amount of $15 million in convertible debt financing pursuant to the Soros Commitment, in the form of notes that bore interest at a rate of 8% per annum and were due in May 2001 (the "Soros Notes"). On February 5, 2001, pursuant to the Second Soros Investment Agreement, the Soros Notes were converted into Series B Preferred Stock, as described above. In connection with the Soros Commitment and the issuance of the Soros Notes, the Company granted Soros warrants (the "Soros Warrants") pursuant to which Soros has the right to purchase up to 375,000 shares of Common Stock at an exercise price equal to $2.29 per share, exercisable at any time during the five years following issuance. The Soros Warrants have been valued at $467,000 using the Black Scholes option pricing model and, accordingly, the Company has recorded the issuance of the warrants as a credit to additional paid in capital and recognized a debt discount, which is being amortized over the life of the Notes.

         UNIT PURCHASE OPTIONS AND WARRANTS
         In May 1997, the Company sold to the underwriter of the Company's Initial Public Offering ("IPO"), for an aggregate purchase price of $100, 150,000 Unit Purchase Options ("UPO's"). Each UPO entitles the holder thereof to purchase one Unit. The UPO's are exercisable initially at a price of $8.00 per Unit during the four-year period commencing on May 15, 1998. During the fourth quarter of 1998, 135,250 UPO's were exercised and during 1999, 3,250 UPO's were exercised. As of December 31, 2000, there were 11,500 UPO's outstanding.

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

         first quarter of 1999, 1,412,374 Warrants were exercised, resulting in proceeds of $7,062,000. Substantially all of the Warrants included in the Units were exercised prior to the redemption.

         STOCK OPTION PLAN
         In July 2000, the Company's Board of Directors adopted a stock option plan (the "2000 Plan") and in May 1997, the Company's Board of Directors adopted a stock option plan (the "1997 Plan"). The Plans were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted. Vesting terms of the options range from immediately to a ratable vesting period of four years. The 2000 Plan has 1,500,000 shares authorized for issuance. During 2001, the Company amended the 1997 Plan in order to increase the maximum number of shares that may be granted under the Plan to 5,400,000.

         The following table summarizes the Company's stock option activity:




                                                              NUMBER        WEIGHTED
                                                                OF           AVERAGE
                                                              SHARES      EXERCISE PRICE

         Balance at January 1, 1999                           259,975           3.27
                                                           -----------
         Options granted                                      958,050          11.90
         Options canceled                                     (40,000)         12.04
         Options exercised                                    (68,875)          4.12
                                                           -----------

         Balance at December 31, 1999                       1,109,150          10.35
                                                           -----------
         Options granted                                    3,746,362           2.98
         Options canceled                                    (104,627)          7.21
         Options exercised                                          -              -
                                                           -----------
         Balance at December 31, 2000                       4,750,885           4.61

         Eligible for exercise at December 31, 1998            96,694           4.21
                                                           -----------
         Eligible for exercise at December 31, 1999           169,763           7.15
                                                           -----------
         Elibible for exercise at December 31, 2000           644,457           7.23
                                                           -----------

         The stock options are exercisable in different periods commencing in 1998 through 2010.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

         Additional information with respect to the outstanding options as of December 31, 2000, is as follows:

                                   OPTIONS OUTSTANDING                                 OPTIONS EXERCISABLE
                           ------------------------------------   ------------   -------------------------------
                                                 WEIGHTED           WEIGHTED                         WEIGHTED
            RANGE OF                             AVERAGE             AVERAGE                          AVERAGE
            EXERCISE          OPTIONS           REMAINING           EXERCISE         OPTIONS         EXERCISE
             PRICES         OUTSTANDING      CONTRACTUAL LIFE         PRICE        EXERCISABLE         PRICE

         $0.63 - $3.28       3,803,712         9.62 Years           $ 2.88             317,220         $ 2.74
         $5.00 - $5.22          47,250         7.79 Years             5.09              27,625           5.00
         $8.34 - $9.66         170,823         8.64 Years             9.09              59,283           9.10
         $10.28 - $11.28       440,200         8.88 Years            11.06             124,304          11.04
         $12.13 - $14.38        75,000         8.95 Years            12.87              24,990          13.09
         $15.09 - $16.60       213,900         8.07 Years            15.48              91,035          15.55
                           ------------                                            ------------
         $0.63 - $16.60      4,750,885         9.42 Years             4.61             644,457           7.23

         The Company does not recognize compensation expense for stock options granted at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 2000, 1999 and 1998 was approximately $7.8 million, $8.6 million and $332,000, respectively. The Company calculated the fair value of each option grant on the date of the grant using the Black Scholes option pricing model as prescribed by SFAS No. 123. The following assumptions were used in applying the model:

                                                YEAR ENDED DECEMBER 31,
                                       -----------------------------------------
                                          2000            1999           1998

         Risk-free interest rates      5.16 -6.81%     4.80-6.55%     4.46-5.72%
         Expected lives (in years)         6                6              6
         Dividend yield                    0%               0%             0%
         Expected volitility              80%              62%             49%

         Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       --------------------------------------------------
                                                                           2000                1999              1998
         Basic and diluted net loss as reported                        $ 21,109,000        $ 13,194,000       $ 3,656,000
         Basic and diluted net loss per share, as reported             $       4.45        $       2.82       $      1.32
         Basic and diluted net loss, pro forma                         $ 22,611,000        $ 14,009,000       $ 3,988,000
         Basic and diluted net loss per share, pro forma               $       4.59        $       2.92       $      1.44

         As of December 31, 2000 the Company has reserved an aggregate of 6,151,266 shares of Common Stock for the exercise of the UPO's, Stock Options and the conversion of Preferred Stock.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

9.       CONCENTRATION

         The Company acquired approximately 15.3% and 14.6%, respectively, for the years ended December 31, 2000, and 1999 of its inventory from one supplier.

10.      DISCONTINUED OPERATIONS

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

         The disposal of the golf sportswear division has been accounted for as a discontinued operation and, accordingly, its operating results are segregated and reported as discontinued operations in the accompanying consolidated statements of operations and cash flows.

         Information relating to the discontinued operations of the golf sportswear division for the years ended December 31, 2000, 1999 and 1998 are as follows:


                                                              DECEMBER 31,      DECEMBER 31,      DECEMBER 31,
                                                                  2000              1999              1998

         Net sales                                             $       -        $        -      $  3,914,000
         Cost of sales                                                 -                 -         3,838,000
                                                             ------------       -----------     -------------
                      GROSS PROFIT                                     -                 -            76,000

         Income from adjustments to allowances and
             accruals                                                  -            67,000                 -

         Selling, marketing, design and administrative                 -             8,000         1,155,000
         Writedown of property and equipment                           -                 -           379,000
                                                             ------------       -----------     -------------
                      OPERATING INCOME (LOSS)                          -            59,000        (1,458,000)

         Income from sale of trademarks                                -                 -           400,000
         Other income (expenses)                                       -             4,000           (15,000)
         Amortization and write-off of deferred costs
             for bridge financing                                      -                 -                 -
                                                             ------------       -----------     -------------
                      INCOME (LOSS) BEFORE PROVISION
                        FOR INCOME TAXES                               -            63,000        (1,073,000)

         Provision for income taxes                                    -                 -          (105,000)
                                                             ------------       -----------     -------------

                      NET INCOME (LOSS)                        $       -        $   63,000      $ (1,178,000)
                                                             ------------       -----------     -------------

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

11.      SUBSEQUENT EVENTS

         RIGHTS OFFERING
         On November 13, 2000, the Company entered into the Second Soros Agreement pursuant to which affiliates of Soros agreed to invest up to an additional $15 million in the Company, subject to certain conditions. Under the terms of the agreement, Soros initially invested an additional $5 million in the form the New Note, convertible into preferred stock at a price of $2.34 per share. Soros also exchanged
         $15 million of Amended Notes issued to it for subordinated convertible promissory notes of equal principal amount. The agreement required the Company to offer the public shareholders of the Company, the right to purchase up to an aggregate of $20 million of common stock. Soros would purchase the difference between $20 million and the amount purchased by the public shareholders, up to a total of $10 million, all at a rate of $2.34 per share. As part of the transaction, on February 5, 2001, the Amended Notes as well as the New Note, converted into shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a rate of $2.34 per share, and the conversion price of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") previously issued to Soros and other investors was reduced to $2.34 per share. The public shareholders subscribed for 6,921 shares in the Rights Offering for aggregate proceeds of approximately $16,000. In accordance with the Standby Commitment, Soros purchased 4,273,504 shares of Common Stock of the Company for an aggregate amount of $10 million on March 28, 2001 at a price of $2.34 per share. Immediately after the closing of the Rights Offering, Soros beneficially owned approximately 78% of the outstanding Common Stock. The table below reflects the Company's Balance Sheet had the transactions described above occurred on December 31, 2000.

         The pro forma adjustment reflects: (i) the conversion of the Amended Notes and the New Notes into Series B Preferred Stock at a price of $2.34 per share, after giving effect to the remaining unamortized discount of $302,000 and the conversion of accrued interest on both the Amended Notes and New Notes of $851,000 through February 5, 2001 into shares of Series B Preferred Stock; (ii) the recording of a beneficial conversion feature of approximately $5,556,000 in connection with the conversion of the Amended Notes into Series B Preferred Stock. This amount is charged to additional paid-in capital and offset against accumulated deficit in accordance with EITF 98-5; and (iii) the conversion of the Series A Preferred Stock into permanent equity and the reduction of the conversion price from $10.50 to $2.34 resulting in the recording of approximately $7,771,000 to additional paid-in capital. The corresponding charge to accumulated deficit was broken out as follows: $5,000,000 was classified as debt discount on the New Note, $2,149,000 was classified as interest expense and $622,000 was assigned to dividends, and was a result of certain changes made to the Certificate of Designation for the Series A Preferred Stock in connection with the second closing of the Investment Agreement. The pro forma adjustment also reflects the reclassification of the Series A Preferred Stock from redeemable Preferred Stock into permanent equity at a new conversion price of $2.34.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------

                                                                                            Pro Forma
                                                                                           As Adjusted
                                                                                           (Unaudited)
                                                                                           -----------
Cash                                                                                           15,350
Inventory, net                                                                                  7,294
Other current assets                                                                            1,704
Property and equipment, net                                                                     1,326
Other assets                                                                                      194
                                                                                           -----------
     Total Assets                                                                          $   25,868

Accounts Payable and Accrued Liabilities                                                        5,280

Notes Payable, net - Amended Notes                                                                  -

New Notes                                                                                           -
                                                                                           -----------
     Total Liabilities                                                                          5,280

Redeemable Preferred Stock Series A,                                                                -
     $.01 par value, 500,000 and 0 shares authorized and 500,000 and 0 shares issued and outstanding, actual and pro forma, respectively

Shareholders' equity:

Convertible Preferred Stock Series A,                                                               5
     $.01 par value, 0 and 500,000 shares authorized and 0 and 500,000 shares issued and outstanding, actual and pro forma, respectively

Convertible Preferred Stock Series B,                                                              89
    $.01 par value, 0 and 9,000,000 shares authorized actual and pro forma, respectively; 0 and 8,910,782 shares issued and outstanding, actual and pro forma, respectively

Common Stock - $.01 par value, 15,000,000 and                                                      92
    40,000,000 shares authorized actual and pro forma respectively;
    4,924,906 issued and outstanding actual and 9,205,331 shares pro forma, respectively

Additional Paid In Capital                                                                     72,069

Accumulated Deficit                                                                           (51,667)
                                                                                           -----------
    Total Shareholders' Equity                                                                 20,588
                                                                                           -----------
    Total Liabilities and Shareholders' Equity                                             $   25,868
                                                                                           -----------

FINANCING AGREEMENT

On March 30, 2001, the Company entered into a Financing Agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal will provide to the Company certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility"). The maximum amount available under the Loan Facility is an amount equal to the lower of (i) the Soros Guarantee (defined below) plus the lower of (x) $2 million or (y) the lower of (1) 20% of the book value of the Company's inventory or (2) the full liquidation value of the Company's inventory or (ii) $10 million. The Company will pay interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%.

The Company also agreed to pay Rosenthal (a) an annual facility fee equal to 1% of the maximum inventory facility available under the Loan Facility and (b) certain fees to open letters of credit and guarantees in an amount equal to 1/2 of 1% of the face amount of the letter of credit or guarantee plus, 1/4 of 1% of the face amount of such letters of credit or guarantees for each thirty (30) days or a portion such letter of credit or guarantees are open. Rosenthal also agreed to charge the Company's suppliers a factoring fee not to exceed 2% of the gross invoiced amount.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------


In consideration for the Loan Facility, among other things, the Company granted to Rosenthal a first priority lien (the "Rosenthal Lien") on substantially all of its assets, including control of all of the Company's cash accounts upon an event of default and certain of its cash accounts in the event that the total amount of monies loaned the Company under the Loan Facility exceeds 90% of the undrawn amount of the Standby Letter of Credit (defined below) for more than 10 days. The Company issued to Rosenthal a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.34 exercisable for five years.

In connection with the Loan Facility, the Company entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a Standby Letter of Credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at the Company's request, Soros will issue another Standby Letter of Credit for up to an additional $1.5 million. As used herein, the term "Soros Guarantee" means the total face amount of all Standby Letters of Credit which Soros is maintaining in connection with the Loan Facility and the term "Standby Letter of Credit" shall mean any standby letter of credit issued by Soros in favor of Rosenthal in connection with the Loan Facility. In consideration for the Soros Guarantee, the Company granted to Soros a lien (the "Soros Lien") subordinated to the Rosenthal Lien on substantially all of the Company's assets, and issued to Soros a warrant (the "Soros Upfront Warrant") to purchase 100,000 shares of the Company's Common Stock at an exercise price equal to the average closing price of the Company's Common Stock on the 10 days preceeding September 15, 2001, exercisable for ten years beginning on September 15, 2001.

Under the Financing Agreement, Soros has the right to purchase all of the Company's obligations from Rosenthal (the "Buyout Option") at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Standby Letter of Credit as consideration for Soros to purchase such obligations.

Subject to certain conditions, if the Company defaults on any of its obligations under the Financing Agreement, Rosenthal has the right to draw upon the Standby Letter of Credit to satisfy any such obligations. If and when Rosenthal draws on the Standby Letter of Credit, pursuant to the terms of the Reimbursement Agreement, the Company would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Standby Letter of Credit plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Standby Letter of Credit during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Standby Letter of Credit, the Company will be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of the Company's Common Stock on the 10 days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of the Company's Common Stock on the 10 days preceding the latter of (a) 10 days after the date of issuance and (b) September 15, 2001.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2000
DOLLARS ROUNDED TO THE NEAREST THOUSAND
- --------------------------------------------------------------------------------


12.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         Amounts in thousands, except per share data

                                                                  Quarter Ended

               2000                         March 31         June 30         September 30     December 31
               ----                         --------         -------         ------------     -----------

Net Revenues                               $  3,736         $  4,560           $  3,455        $  5,761
                                        ===================================================================
Gross Profit                               $    668         $    843           $    560        $  1,423
                                        ===================================================================
Net Loss                                   $ (5,667)        $ (5,301)          $ (4,781)       $ (5,360)
                                        ===================================================================

Loss per
common share-basic                         $  (1.19)        $  (1.12)          $  (1.01)       $  (1.13)
                                        ===================================================================
Loss per
common share-diluted                       $  (1.19)        $  (1.12)          $  (1.01)       $  (1.13)
                                        ===================================================================


                                                                  Quarter Ended

               1999                         March 31         June 30         September 30     December 31
               ----                         --------         -------         ------------     -----------

Net Revenues                               $    336         $    795           $    896        $  3,082
                                        ===================================================================
Gross Profit                               $     51         $    171           $    126        $    207
                                        ===================================================================
Net Loss                                   $ (1,172)        $ (2,984)          $ (3,349)       $ (5,689)
                                        ===================================================================

(Loss) per
common share-basic:
  Continued Operations                     $  (0.27)        $  (0.61)          $  (0.71)       $  (1.20)
  Discontinued Operations                      0.01
                                        -------------------------------------------------------------------
                                           $  (0.26)        $  (0.61)          $  (0.71)       $  (1.20)
                                        ===================================================================

(Loss) Earnings per
common share-diluted:
  Continued Operations                     $  (0.27)        $  (0.61)          $  (0.71)       $  (1.20)
  Discontinued Operations                      0.01
                                        -------------------------------------------------------------------
                                           $  (0.26)        $  (0.61)          $  (0.71)       $  (1.20)
                                        ===================================================================


**Amounts have been reclassified in accordance with EITF 00-10

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT

The executive officers and directors of the Company, their ages and their positions are as follows:

    NAME                     AGE    POSITION
    ----                     ---    --------

    E. Kenneth Seiff         36     Chairman of the Board of Directors, Chief
                                    Executive Officer, President and Treasurer
    Patrick C. Barry         38     Chief Financial Officer and Chief Operating
                                    Officer
    Jonathan B. Morris       33     Executive Vice President and Secretary
    Robert G. Stevens        47     Executive Vice President and Director
    Red Burns                75     Director
    Mark H. Goldstein        40     Director
    Martin Miller            70     Director
    Neal Moszkowski          35     Director
    Ellin J. Saltzman        63     Director
    David Wassong            30     Director
    Lorne Weil               54     Director


E. KENNETH SEIFF, the founder of the Company, has served as the Company's Chairman of the Board, Chief Executive Officer and Treasurer since its inception in April 1991. He became President of the Company in October 1996.

PATRICK C. BARRY has served as an Executive Vice President of the Company since July 1998 and as Chief Financial Officer of the Company since August 1998. In September 2000, Mr. Barry assumed the role of the Chief Operating Officer. From June 1996 to July 1998, Mr. Barry served as the Chief Financial Officer and the Vice President of Operations of Audible, Inc., an Internet commerce and content provider. From March 1995 to June 1996, Mr. Barry was the Chief Financial Officer of Warner Music Enterprises, a direct marketing subsidiary of Time Warner, Inc. From July 1993 to March 1995, Mr. Barry served as Controller of Book-of-the-Month Club, a direct marketing subsidiary of Time Warner, Inc.

JONATHAN B. MORRIS has served as an Executive Vice President and Secretary of the Company since June 1998. From November 1995 to June 1998, Mr. Morris was an attorney with Brown, Raysmann, Millstein, Felder & Steiner LLP, a New York based law firm which specializes in Internet and technology law. From September 1993 to November 1995, Mr. Morris was an attorney with Mudge, Rose, Guthrie, Alexander & Ferdon.

ROBERT G. STEVENS has served as a Director of the Company since December 1996 and as an Executive Vice President of the Company since December 1999. From December 1994 to December 1999, Mr. Stevens was a Vice President of Mercer Management Consulting, Inc. ("Mercer"), a management consulting firm. From November 1992 to December 1994, Mr. Stevens was a Principal at Mercer.

GOLDIE BURNS (AKA RED BURNS) served as a Director of the Company from August 1998 to February 2001. Since September 1993, Ms. Burns has served as the Chairman of the Interactive Telecommunications Program at New York University, where she is currently Chairman and Professor of the Interactive Telecommunications Program and has been named the Tokyo Broadcasting System Chair. On February 5, 2001, Ms. Burns resigned as a Director in order to allow the designee of the Company's newly-issued Series B Preferred Stock to serve as a Director.

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

NEAL MOSZKOWSKI has served as a Director of the Company since August 1999 and is the Series A Preferred Stock designee. Mr. Moszkowski has been a partner of Soros Private Equity Partners LLC ("Soros") since August 1998. Prior to joining Soros, Mr. Moszkowski was an Executive Director of Goldman Sachs International and a Vice President of Goldman Sachs & Co., an investment banking firm, in its Principal Investment Area. He joined Goldman Sachs & Co. in August 1993. Mr. Moszkowski is also a Director of Integra Life Sciences Holdings, Inc., a medical products company, and Medscape, Inc., a medical data, information and technology company.

ELLIN J. SALTZMAN served as a Director of the Corporation from December 1999 to February 2001. Ms. Saltzman served as Vice President and Corporate Fashion Director of The Limited, Inc. from 1994 to 1997. From 1992 to 1994, Ms. Saltzman served as Senior Vice President and Fashion Director for Bergdorf Goodman. From 1989 to 1992, she served as Senior Vice President and Corporate Fashion Director for R.H. Macy & Co., and from 1974 to 1989, she held the same position with Saks Fifth Avenue. Since 1997, Ms. Saltzman has been an independent consultant to various companies in the fashion industry. Ms. Saltzman resigned from her position as a Director of the Corporation, effective as of February 1, 2001 and is now a Fashion Director at the Company.

DAVID WASSONG was appointed as a Director in February 2001 and is the Series B Preferred Stock designee. Mr. Wassong has been a partner of Soros since June 1998. Prior to joining Soros, from July 1997 to June 1998, Mr. Wassong was Vice President, and previously Associate, at Lauder Gaspar Ventures, LLC, a media, entertainment and telecommunications-focused venture capital fund. From September 1995 to June 1997, Mr. Wassong attended the Wharton School, The University of Pennsylvania, and received his Masters in Business Management. Mr. Wassong is also a director of iExplore, inc., NUSIGN Industries and Meteor Mobile Comminucations.

LORNE WEIL was appointed as a Director of the Corporation, effective as of February 1, 2001. Mr Weil has served as Chief Executive Officer of Autotote Corporation, a supplier of computerized gaming systems and related equipment, since April 1992 and as President of that Company since August 1997. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Mr. Weil is currently a director of Autotote Corporation, Fruit of the Loom, Inc., General Growth Properties, Inc. and XESystems Inc., a subsidiary of Xerox Corporation. Mr. Weil was unanimously elected by the directors of the corporation to fill the vacancy created by Ms. Saltzman's resignation on February 1, 2001.

The Board of Directors has established an Audit Committee ("Audit Committee") comprised of Martin Miller and Lorne Weil. The Audit Committee is responsible for recommending to the Board of Directors the appointment of the Company's outside auditors, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions.

The Board of Directors has also established an Option Plan/Compensation Committee ("Option Plan/Compensation Committee") consisting of Lorne Weil, Neal Moszkowski and Martin Miller. The Option Plan/Compensation Committee administers the Company's 1997 Stock Option Plan (the "1997 Plan") and the Company's 2000 Stock Option Plan (the "2000 Plan" and together with the 1997 Plan the "Plans"), establishes the compensation levels for executive officers and key personnel and oversees the Company's bonus plans.

The Company's executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Each director holds office as a director of the Company until the next annual meeting of the Company or until his successor has been duly elected and qualified. There are no family relationships among any of the executive officers or directors of the Company.

The Company maintains a "key person" life insurance policy in the amount of $1.2 million on the life of Mr. Seiff.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors and executive officers and persons who beneficially own more than ten percent of the Common Stock (collectively, the "Reporting Persons") to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Corporation with copies of all such reports. To the Corporation's knowledge, based solely on a review of copies of such reports furnished to the Corporation and certain representations of the Reporting Persons, the Corporation believes that during the 2000 fiscal year all Reporting Persons complied with all applicable Section 16(a) reporting requirements.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

The Company's directors are paid a cash stipend of $500 for each board or committee meeting attended in person and are reimbursed for expenses incurred on behalf of the Company. Each non-employee director receives an option to purchase 3,750 shares of Common Stock under the 1997 Plan at the time that such director is appointed and an annual grant of an option to purchase 3,750 shares of Common Stock under the 1997 Plan.

As compensation for his service as Chairman of the Option Plan/Compensation Committee, Mr. Weil was granted, upon the commencement of his service as a director, an option to purchase 50,000 shares of Common Stock Under the 1997 Plan.

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation paid by the Company during the fiscal years ended December 31, 2000, 1999 and 1998 to the Company's Chief Executive Officer and the three other executive officers of the Company who received a total compensation from the Company in excess of $100,000 in the year 2000 (the "Named Executive Officers").

                                                                  ANNUAL COMPENSATION                   LONG TERM COMPENSATION
                                                      ---------------------------------------------  ------------------------------
                                                                                                                AWARDS
                                                                                                                ------
                                                                                                                      SECURITIES
                                                                                   OTHER ANNUAL       RESTRICTED      UNDERLYING
NAME AND PRINCIPAL POSITION                   YEAR      SALARY        BONUS        COMPENSATION      STOCK AWARDS      OPTIONS
- ---------------------------                   ----      ------        -----        ------------           -------      -------
E. Kenneth Seiff                              2000    $250,367      $     --          $1,000              $--          980,000(1)(3)
Chief Executive Officer, President            1999     $206,519     $ 25,491          $1,000              $--          100,000(1)(4)
       and Treasurer                          1998     $165,000     $ 25,000          $1,000              $--           25,000(1)

Patrick C. Barry                              2000     $175,433     $     --          $  590              $--          489,912(2)(3)

Chief Financial Officer and Chief             1999     $150,958     $ 25,491          $  590              $--           99,900(2)(4)
          Operating Officer                   1998     $ 59,076     $     --          $   --              $--           55,100(2)


Jonathan B. Morris                            2000     $175,433     $     --          $  330              $--          490,000(2)(3)
Executive Vice President                      1999     $150,958     $ 25,491          $  330              $--          100,000(2)(4)
                                              1998     $ 47,423     $     --          $   --              $--           55,000(2)

Robert G. Stevens                             2000     $168,000     $     --          $   --              $--          490,000(2)(3)
Executive Vice President                      1999     $     --     $     --          $   --              $--          100,000(2)
                                              1998     $     --     $     --          $   --              $--

(1) Options granted at an exercise price equal to 110% of the fair market value on the date of grant.
(2) Options granted at an exercise price equal to 100% of the fair market value on the date of grant.
(3) Represents options granted during fiscal year 2000 for services performed in fiscal 2000.
(4) Represents options granted in January 1999 for the 1998 fiscal year and options granted in December 1999 for the 1999 fiscal year.

EMPLOYMENT AGREEMENTS

The Company has entered into employment agreements with each of the Named Executive Officers. Each such employment agreement provides for a base salary, subject to increase by the Board of Directors, and an annual bonus to be determined by the Board of Directors. Mr. Seiff's employment agreement provides that, at the discretion of the Board of Directors, all or part of such bonus may be paid through the issuance to Mr. Seiff of capital stock of the Company, provided that at the request of Mr. Seiff, a portion of such bonus sufficient to pay any income taxes arising from such bonus will be paid in cash rather than in capital stock of the Company. Mr. Seiff's base salary under his employment agreement is $250,000, and the base salaries of Messrs. Barry, Morris, and Stevens under their respective employment agreements are currently $225,000. Mr. Seiff's employment agreement expires in January 2003, Mr. Barry's employment agreement expires in July 2002, Mr. Morris' employment agreement expires in July 2002, and Mr. Stevens' employment agreement expires in January 2003. Each such employment agreement obligates the Company to make certain severance payments in connection with a termination of such Named Executive Officer's employment, other than for cause, not exceeding five months' salary, except as set forth below. In the case of Mr. Seiff, the Company would be obligated to pay Mr. Seiff an amount equal to the total amount due to him during the remaining term of the contract. Mr. Seiff's employment agreement also provides for the immediate vesting of any stock options held by him in the event that certain events classified as a "Change In Control" occur. In addition, the Company maintains a $1.2 million key person life insurance policy on the life of Mr. Seiff.

OPTIONS GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options under the Plans to the Named Executives Officers during the fiscal year ended December 31, 2000:

                                                     INDIVIDUAL GRANTS
                                                     -----------------

                                     NUMBER OF SECURITIES        % OF TOTAL OPTIONS
                                      UNDERLYING OPTIONS       GRANTED TO EMPLOYEES IN      EXERCISE OR
      NAME                                GRANTED (#)              FISCAL YEAR (%)         BASE PRICE ($)    EXPIRATION DATE
      ----                                -----------              ---------------         --------------    ---------------
      E. Kenneth Seiff                      150,000                     4.02%                  $3.23             7/11/05
                                            500,000                    13.41%                  $3.06             10/11/05
                                            330,000                     8.85%                  $3.06             10/11/05

      Patrick C. Barry                      150,000                     4.02%                  $2.94             7/11/10
                                            289,912                     7.78%                  $2.78             10/11/10
                                            50,000                      1.34%                  $2.78             10/11/10

      Jonathan B. Morris                    150,000                     4.02%                  $2.94             7/11/10
                                            290,000                     7.78%                  $2.78             10/11/10
                                            50,000                      1.34%                  $2.78             10/11/10

      Robert G. Stevens                     150,000                     4.02%                  $2.94             7/11/10
                                            290,000                     7.78%                  $2.78             10/11/10
                                            50,000                      1.34%                  $2.78             10/11/10

The Company does not currently grant stock appreciation rights.

OPTION HOLDINGS

The following table sets forth information with respect to the Named Executive Officers concerning the exercise of options during the last fiscal year and the unexercised options held at December 31, 2000. None of the Named Executive Officers exercised any outstanding options during the fiscal year ended December 31, 2000.

                                      SECURITIES UNDERLYING UNEXERCISED            VALUE OF UNEXERCISED IN-THE-MONEY
                                       OPTIONS AT DECEMBER 31, 2000 (#)             OPTIONS AT DECEMBER 31, 2000 ($)
                                       --------------------------------             --------------------------------
      NAME                             EXERCISABLE         UNEXERCISABLE         EXERCISABLE           UNEXERCISABLE
                                       -----------         -------------         -----------           -------------
      E. Kenneth Seiff                   111,458              993,542                $ 0                    $ 0
      Patrick C. Barry                   119,700              525,212                $ 0                    $ 0
      Jonathan B. Morris                 110,208              534,792                $ 0                    $ 0
      Robert G. Stevens                   89,292              513,958                $ 0                    $ 0

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 15, 2000, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.


                                                                         NUMBER OF SHARES
  NAME (1)                                                              BENEFICIALLY OWNED    PERCENTAGE (2)
  --------                                                              ------------------    --------------
  E. Kenneth Seiff                                                         820,358(3)(4)        15.66%
  Red Burns                                                                 14,500(5)             *
  Mark H. Goldstein                                                          3,750(6)             *
  Martin Miller                                                             20,000(7)(8)          *
  Neal Moszkowski (9)                                                        7,500(10)            *
  Ellin Saltzman                                                             7,500(11)            *
  David Wassong (9)                                                            -                  -
  Lorne Weil                                                                   -                  -
  Robert G. Stevens                                                        181,461(12)          3.57%
  Patrick C. Barry                                                         223,145(13)          4.33%
  Jonathan B. Morris                                                       255,697(14)          4.95%
  Quantum Industrial Partners LDC                                       12,424,736(15)(18)     71.61%
  George Soros                                                          12,832,264(16)(18)     73.82%
  All directors and executive officers as a group (9 persons)            1,511,910(17)         25.66%

- ----------------
    *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Includes 3,000 shares of Common Stock held by Nicole Seiff, the wife of E. Kenneth Seiff, as to which Mr. Seiff disclaims beneficial ownership.
(4) Includes 315,201 shares of Common Stock issuable upon exercise of options granted under the Plan.
(5) Includes 14,500 shares of Common Stock issuable upon exercise of options granted under the Plan. On February 5, 2001, Ms. Burns resigned as a Director in order to allow the designee of the Company's newly-issued Series B Preferred Stock to serve as a Director.
(6) Includes 3,750 shares of Common Stock issuable upon exercise of options granted under the Plan.
(7) Includes 3,000 shares of Common Stock held by Madge Miller, the wife of Martin Miller, as to which Mr. Miller disclaims beneficial ownership.
(8) Includes 17,000 shares of Common Stock issuable upon exercise of options granted under the Plan.
(9) Messrs. Moszkowski and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, New

     York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock, respectively. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Common Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(10) Includes 7,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(11) Includes 7,500 shares of Common Stock issuable upon exercise of options granted under the Plan. Ms. Saltzman resigned from her position as a Director of the Corporation, effective as of February 1, 2001 and is now a Fashion Director at the Company.
(12) Includes 158,522 shares of Common Stock issuable upon exercise of options granted under the Plan.
(13) Includes 223,145 shares of Common Stock issuable upon exercise of options granted under the Plan.
(14) Includes 242,834 shares of Common Stock issuable upon exercise of options granted under the Plan.
(15) Represents 8,254,700 shares of Common Stock issuable upon conversions of 8,254,700 shares of Series B Preferred Stock; 3,806,923 shares of Common Stock issuable upon conversion of the 445,410 shares Series A Preferred Stock; 363,112.50 shares of Common Stock issuable upon exercise of warrants; (collectively, the "QIP Shares") held in the name of Quantum Industrial Partners LDC ("QIP"). Excludes shares of Common Stock and warrants issued pursuant to the Standby Commitment on March 28, 2001 and the Rosenthal Financing on March 30, 2001, respectively. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. The sole general partner of QIP is QIH Management Investor L.P., a Delaware limited partnership ("QIHMI"), which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management, Inc., a Delaware corporation ("QIH Management"). George Soros, "Mr. Soros" the sole shareholder of QIH Management, has entered into an agreement with Soros Fund Management LLC, a Delaware limited liability company ("SFM LLC"), pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be the beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(16) Represents 270,941 shares of Common Stock issuable on conversion of 270,941 shares of Series B Preferred Stock; 124,700 shares of Common Stock issuable on conversion of 14,590 shares of Series A Preferred Stock; 11,887.50 shares of Common Stock issuable upon exercise of warrants; (the "SFMDI Shares") held in the name of SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI"), and (ii) the QIP Shares referenced in
     Note 15 above. Excludes shares of Common Stock issued pursuant to the Standby Commitment on March 28, 2001. As managing member of SFMDI, Mr. Soros may also be deemed the beneficial owner of the SFMDI Shares. The principal address of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(17) Includes 967,951 shares of Common Stock issuable upon exercise of options granted under the Plan. Shares held by Ms. Burns and Ms. Saltzman's are not included in this amount as they resigned their positions as Directors in February 2001.
(18) See "Risk Factors - Quantum Industrial Partners LDC and SFM Domestic Investments LLC Own a Majority of Our Stock; Change of Control Covenant and Liquidation Preference of Series A Preferred Stock And Series B Preferred Stock."

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

                                                                         NUMBER OF SHARES
     NAME (1)                                                           BENEFICIALLY OWNED    PERCENTAGE (2)
     --------                                                           ------------------    --------------
     E. Kenneth Seiff                                                            -                  -
     Mark H. Goldstein                                                           -                  -
     Red Burns                                                                   -                  -
     Martin Miller                                                               -                  -
     Neal Moszkowski (3)                                                         -                  -

                                                                         NUMBER OF SHARES
     NAME (1)                                                           BENEFICIALLY OWNED    PERCENTAGE (2)
     --------                                                           ------------------    --------------
     Ellin Saltzman                                                              -                  -
     David Wassong (3)                                                           -                  -
     Lorne Weil                                                                  -                  -
     Robert G. Stevens                                                           -                  -
     Patrick C. Barry                                                            -                  -
     Jonathan B. Morris                                                          -                  -
     Quantum Industrial Partners LDC                                        445,410(4)(6)         89.1%
     George Soros                                                           460,000(5)(6)         92.0%
     All directors and executive officers as a group (9 persons)                 -                  -

- ----------------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series A Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the QIP Shares held in the name of QIP. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) the SFMDI Shares held in the name of SFMDI and (ii) the QIP Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Quantum Industrial Partners LDC and SFM Domestic Investments LLC Own a Majority of Our Stock; Change of Control Covenant and Liquidation Preference of Series A Preferred Stock And Series B Preferred Stock"

SERIES B PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series B Preferred Stock of the Company as of March 15, 2000, for (i) each person who is known by the Company to own beneficially more than 5% of the Series A Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                    NUMBER OF SHARES
     NAME (1)                                                      BENEFICIALLY OWNED    PERCENTAGE (2)
     --------                                                      ------------------    --------------
     E. Kenneth Seiff                                                         -               -
     Red Burns                                                                -               -


                                                                    NUMBER OF SHARES
     NAME (1)                                                      BENEFICIALLY OWNED    PERCENTAGE (2)
     --------                                                      ------------------    --------------
     Mark H. Goldstein                                                        -               -
     Martin Miller                                                            -               -
     Neal Moszkowski (3)                                                      -               -
     Ellin Saltzman                                                           -               -
     David Wassong (3)                                                        -               -
     Lorne Weil                                                               -               -
     Robert G. Stevens                                                        -               -
     Patrick C. Barry                                                         -               -
     Jonathan B. Morris                                                       -               -
     Quantum Industrial Partners LDC                                     8,254,700(4)(6)    96.58%
     George Soros                                                        8,525,641(5)(6)    99.75%
     All directors and executive officers as a group (9 persons)              -               -

- ----------------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("Commission") and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series B Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the QIP Shares held in the name of QIP. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) the SFMDI Shares held in the name of SFMDI and (ii) the QIP Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Quantum Industrial Partners LDC and SFM Domestic Investments LLC Own a Majority of Our Stock; Change of Control Covenant and Liquidation Preference of Series A Preferred Stock And Series B Preferred Stock."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to the New Soros Financing, Quantum and SFM had agreed to purchase a total dollar amount of shares equal to the difference between $20 million and the aggregate total dollar amount of shares purchased by our shareholders in the Rights Offering, provided that, in no event would Quantum and SFM be required to purchase more than $10 million of Common Stock in the aggregate. The Rights Offering ended at 5 p.m., New York City time, on March 26, 2001. The public shareholders subscribed for 6,921 shares in the Rights Offering for aggregate proceeds of $16,000. In accordance with the Standby Commitment, Quantum and SFM purchased 4,273,504 shares of Common Stock of the Company for an aggregate amount of

$10 million on March 28, 2001 at a price of $2.34 per share. Immediately after the closing of the offering Soros beneficially owned approximately 78% of the outstanding Common Stock.

Pursuant to the Note and Warrant Purchase Agreement dated as of March 28, 2000, by and among the Corporation, QIP and SFMDI, Soros committed to provide to the Corporation, at the Corporation's option, up to $15 million of financing at any time during the year 2000 on terms reflecting market rates for such financings at the time such financing is provided. From March 2000 through October 2000, the Corporation received this $15.0 million under the Soros Commitment in the form of notes that bear interest at a rate of 8% per annum and are due in May 2001. In connection with the issuance of those notes, the Corporation granted Soros warrants to purchase up to 375,000 shares of Common Stock at an exercise price equal to $2.29 per share, exercisable at any time during the 5 years following issuance. Those warrants were valued at $465,000 using the Black Scholes option pricing model. Pursuant to the Investment Agreement, the notes issued under the Soros Commitment have been amended and, as amended, are referred to as the "Amended Notes" in the section above entitled "The Soros Investment." Reference is made to that section for a complete description of the Investment Agreement.

In December 2000, Ellin J. Saltzman, a director of the Corporation, agreed to serve as the Corporation's Fashion Director. As compensation for her services as Fashion Director, Ms. Saltzman will receive an annual base salary of $72,000, subject to increase by the Board of Directors, and has received a signing bonus of $14,000. Ms. Saltzman has also been granted an option to purchase 20,000 shares of Common Stock. Ms. Saltzman's option is exercisable at the fair market value of the Common Stock on the date of the grant and vests monthly over four-year period according to the following schedule: 12.5% of the options vests on the six-month anniversary of the date of the grant and 2.0833% of the option vests each month thereafter until the option has completely vested. Ms. Saltzman has resigned as a director of the Corporation, effective as of February 1, 2001.

In connection with the Loan Facility we entered into with Rosenthal, with Soros pursuant to which Soros agreed to issue a Standby Letter of Credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee the Company's obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at our request, Soros will issue another Standby Letter of Credit for up to an additional $1.5 million. In consideration for the Soros Guarantee, we granted to Soros a lien subordinated to the Rosenthal Lien on substantially all of our assets, and we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to the average closing price of our Common Stock on the 10 days preceding September 15, 2001, exercisable for ten years beginning on September 15, 2001.

Under the Financing Agreement, Soros has the right to purchase all of our obligations from Rosenthal at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Standby Letter of Credit as consideration for Soros' purchase of such obligations.

Subject to certain conditions, if we default on any of our obligations under the Financing Agreement, Rosenthal has the right to draw upon such Standby Letter of Credit to satisfy any such obligations. If and when Rosenthal draws on the Standby Letter of Credit, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Standby Letter of Credit plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Standby Letter of Credit during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Standby Letter of Credit, we will be required to issue to Soros another warrant to purchase the number of shares of our Common Stock equal to the quotient of
(a) any amounts drawn under the Soros Guarantee and (b) 75% of the average of the closing price of our Common Stock on the 10 days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the current market price of our Common Stock as of the latter of 10 days after the date of issuance and September 15, 2001.

ITEM 14.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

   EXHIBIT NO.     DESCRIPTION
   -----------     -----------

   3.1             Certificate of Incorporation of the Company.

   3.2             By-Laws of the Company.

   10.1(d)         Employment Agreement by and between the Company and E.
                   Kenneth Seiff, dated December 29, 1999.

   10.2(d)         Amended and Restated 1997 Stock Option Plan.

   10.3(a)         Lease Agreement by and between the Company and John R.
                   Perlman, et al., dated as of May 5, 1997.

   10.4(b) Employment Agreement dated as of July 13, 1998 by and between the Company and Patrick Barry.

   10.5(b) Employment Agreement dated as of June 15, 1998 by and between the Company and Jonathan Morris.

   10.6(d) Employment Agreement dated as of November 3, 1999 by and between the Company and Robert G. Stevens.

   10.7(c) Investment Agreement among the Company, Quantum Industrial Partners LDC, SFM Domestic Investments LLC and Pilot Capital Corp., dated July 27, 1999.

   10.8(c) Lease by and between the Company and Adams & Co. Real Estate, Inc., dated March 22, 1999.

   10.9(g) Trademark Purchase Agreement, dated as of September 14, 1998, by and between the Company and Klear Knit Sales Inc.

   10.10(d) Note and Warrant Purchase Agreement, dated as of March 28, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

   10.11(e) Lease by and between the Company and Adams & Co. Real Estate, Inc., dated May 4, 2000.

   10.12(e) Note and Warrant Purchase Agreement, dated as of May 16, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

   10.13(e) Note and Warrant Purchase Agreement, dated as of June 28, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

   10.14(f)        Bluefly, Inc. 2000 Stock Option Plan.

   10.15(e) Letter Agreement, dated June 22, 2000, by and between the Company and Soros Private Equity Partners LLC

   +10.16(f)       Service Agreement by and between the Company and Distribution
                   Associates, Inc., dated July 27, 2000

   10.17(f) Note and Warrant Purchase Agreement, dated as of August 21, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

   10.18(f) Note and Warrant Purchase Agreement, dated as of October 2, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

   10.19(h) Letter Agreement, dated October, 12, 2000 by and between the Company, Soros Private Equity Partners, LLC

   10.20(f) Investment Agreement dated November 13, 2000 by and among the Company, Newco, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

   10.21 Financing Agreement dated March 30, 2001 between the Company and Rosenthal & Rosenthal, Inc.

   10.22 Reimbursement Agreement dated March 30, 2001 between the Company, Quantum Industrial Partners LDC and SFM Domestic Investment LLC.

   10.23           Warrant dated March 30, 2001 issued to Rosenthal & Rosenthal,
                   Inc.

   10.24           Warrant dated March 30, 2001 issued to Quantum Industrial
                   Partners LDC.

   10.25           Warrant dated March 30, 2001 issued to SFM Domestic
                   Investments LLC.

   21.1            Subsidiaries of the Registrant.

(a) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended March 31, 1997.
(b) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended September 30, 1998.
(c) - Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended June 30, 1999.
(d) - Incorporated by reference to the Company's Annual report filed on Form 10-KSB for the year ended December 31, 1999.
(e) - Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2000.
(f) - Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2000.
(g) - Incorporated by reference to the Company's report filed on Form 8-K, dated September 15, 1999.
(h) - Incorporated by reference to the Company's report filed on Form 8-K, dated October 17, 2000.
 + Confidential treatment granted as to certain portions of this Exhibit. Such portions have been redacted.

     (d) Reports on Form 8-K

The Company filed a report on Form 8-K, dated October 17, 2000 regarding a non binding letter of intent relating to a proposed investment in us by affiliates of Soros Private Equity Partners LLC.

The Company filed a report on Form 8-K, dated November 20, 2000 concerning a report of our independent accountants updated for subsequent events.

The Company filed a report on Form 8-K, dated February 6, 2001 concerning the second closing of the investment agreement between us and affiliates of Soros Private Equity Partners LLC and the change in control resulting therefrom.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BLUEFLY, INC.

                                              By: /s/ E. Kenneth Seiff
                                                  ------------------------------
                                                  E. Kenneth Seiff
                                                  Chief Executive Officer and
                                                  President


March 30, 2001


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                      Title                              Date
- ---------                      -----                              ----

/s/ E. Kenneth Seiff           Chairman of the Board of           March 30, 2001
- -------------------------      Directors, Chief Executive
E. Kenneth Seiff               Officer, President, and Treasurer
                               (Principal Executive Officer)


/s/ Patrick C. Barry           Chief Financial Officer and        March 30, 2001
- -------------------------      Chief Operating Officer
Patrick C. Barry               (Principal Accounting Officer)




/s/ Martin Miller              Director                           March 30, 2001
- -------------------------
Martin Miller


/s/ Robert G. Stevens          Director                           March 30, 2001
- -------------------------
Robert G. Stevens


/s/ Neal Moszkowski            Director                           March 30, 2001
- -------------------------
Neal Moszkowski


/s/ Mark H. Goldstein          Director                           March 30, 2001
- -------------------------
Mark H. Goldstein


/s/ David Wassong              Director                           March 30, 2001
- -------------------------
David Wassong


/s/ Lorne Weil                 Director                           March 30, 2001
- -------------------------
Lorne Weil