Form 10-Q
period 2001-03-31
BLUEFLY INC
filed 2001-05-14
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2001


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

                     ---------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



As of May 11, 2001, the issuer had outstanding 9,205,331 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS



                                                                                     PAGE
                                                                                     ----
Part I . Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 2001 (unaudited) and
              December 31, 2000                                                         3

         Consolidated Statements of Operations for the three months ended
              March 31, 2001 and 2000 (unaudited)                                       4

         Consolidated Statements of Changes in Shareholders' Equity (Deficit)
              and Redeemable Preferred Stock for the year ended December
              31, 2000 and for the three months ended March 31, 2001(unaudited)         5

         Consolidated Statements of Cash Flows for the three months ended
              March 31, 2001 and 2000 (unaudited)                                       6

         Notes to Consolidated Financial Statements                                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                 9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    13

Part II. Other Information                                                             13

Item 1.  Legal Proceedings                                                             13

Item 2.  Changes in Securities and Use Of Proceeds                                     14

Item 3.  Defaults Upon Senior Securities                                               14

Item 4.  Submission of Matters to a Vote of Security Holders                           14

Item 5.  Other Information                                                             15

Item 6.  Exhibits and Reports on Form 8-K                                              15

Signatures                                                                             16


PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                                   BLUEFLY, INC.
                                            CONSOLIDATED BALANCE SHEETS

                                                                                           MARCH 31,        DECEMBER 31,
                                                                                             2001               2000
                                                                                             ----               ----
                                                                                          (Unaudited)
                                                          ASSETS
Current assets
    Cash                                                                                  $ 10,554,000      $  5,350,000
    Inventories, net                                                                         6,452,000         7,294,000
    Accounts receivable                                                                        904,000           861,000
    Prepaid expenses                                                                           768,000           303,000
    Other current assets                                                                       600,000           540,000
                                                                                          ------------      ------------
          Total current assets                                                              19,278,000        14,348,000

Property and equipment, net                                                                  1,188,000         1,326,000

Other assets                                                                                   153,000           194,000
                                                                                          ------------      ------------

                                                                                          $ 20,619,000      $ 15,868,000
                                                                                          ============      ============

                                  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                                                      $  2,276,000      $  3,593,000
    Accrued expenses and other current liabilities                                           1,956,000         2,538,000
    Note payable (net of $302,000 of unamortized discount)                                          --        19,698,000
                                                                                          ------------      ------------
          Total current liabilities                                                          4,232,000        25,829,000

Commitments and contingencies


 Redeemable preferred stock - $.01 par value; 2,000,000 shares authorized and 0 and 500,000 shares issued and outstanding as of March 31, 2001 and December
    31, 2000, respectively (liquidation preference: $20 per share plus accrued
    dividends)                                                                                      --        11,088,000

Shareholders' equity (deficit)

    Series A Preferred stock - $.01 par value; 500,000 shares authorized and
       500,000 and 0 shares issued and outstanding as of March 31, 2001 and
       December 31, 2000, respectively (liquidation preference: face value plus
       accrued dividends)                                                                        5,000                --

    Series B Preferred stock - $.01 par value; 9,000,000 shares authorized and
       8,910,782 and 0 shares issued and outstanding as of March 31, 2001 and
       December 31, 2000, respectively (liquidation preference: face value plus
       accrued dividends, plus $10,000,000)                                                     89,000                --

    Common stock - $.01 par value; 40,000,000 shares authorized and 9,205,331 and
       4,924,906 shares issued and outstanding as of March 31, 2001 and December 31,
       2000, respectively                                                                       92,000            49,000

    Additional paid-in capital                                                              72,194,000        17,242,000
    Accumulated deficit                                                                    (55,993,000)      (38,340,000)
                                                                                          ------------      ------------
          Total shareholders' equity (deficit)                                              16,387,000       (21,049,000)
                                                                                          ------------      ============
          Total liabilities and shareholders' equity (deficit)                            $ 20,619,000      $ 15,868,000
                                                                                          ============      ============


  The accompanying notes are an integral part of these consolidated financial statements.

                                       BLUEFLY, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                        (Unaudited)

                                                                             THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                     --------------------------------
                                                                          2001              2000
                                                                          ----              ----
Net sales                                                            $  4,646,000      $  3,736,000
Cost of sales                                                           3,363,000         3,068,000
                                                                     ------------      ------------
     Gross profit                                                       1,283,000           668,000


Selling, marketing and fulfillment expenses                             3,541,000         5,139,000
General and administrative expenses                                     1,651,000         1,267,000
                                                                     ------------      ------------

      Total                                                             5,192,000         6,406,000


Operating loss                                                         (3,909,000)       (5,738,000)

Interest income                                                            63,000            73,000

Interest expense (includes a $13,007,000 one-time, non-cash charge in connection with the conversion of debt and redeemable
    preferred equity to permanent equity)                             (13,185,000)           (2,000)
                                                                     ------------      ------------

Net loss                                                             $(17,031,000)     $ (5,667,000)


Preferred stock dividends                                              (1,066,000)         (200,000)
                                                                     ------------      ------------

Net loss available to common shareholders                            $(18,097,000)     $ (5,867,000)
                                                                     ============      ============

Basic and diluted loss per common share                                    $(3.57)           $(1.19)
                                                                           ======            ======


Weighted average common shares outstanding                              5,067,587         4,924,906
                                                                        =========         =========



  The accompanying notes are an integral part of these consolidated financial statements.

                                                   BLUEFLY, INC.
        CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK
               YEAR ENDED DECEMBER 31, 2000 AND FOR THE THREE MONTHS ENDED MARCH 31, 2001(UNAUDITED)

                                                                   Series A            Series B
                                                                Preferred Stock     Preferred Stock         Common Stock
                                   Redeemable Preferred Stock    $.01 par value     $.01 par value         $.01 par value
                                   --------------------------    --------------     --------------         --------------
                                                                Number             Number
                                   Number of                      of                 of                 Number
                                     shares         Amount      shares   Amount    shares    Amount    of shares    Amount
                                     ------         ------      ------   ------    ------    ------    ---------    ------
Balance at December 31, 1999        500,000    $ 10,286,000         --   $   --          --  $    --   4,924,906   $49,000
Issuance of warrants in
   connection with Convertible
   Notes                                 --              --         --       --          --       --          --        --
Issuance of warrants to supplier         --              --         --       --          --       --          --        --
Accrued dividends on Series A
   Preferred Stock                       --         802,000         --       --          --       --          --        --

Net loss                                 --              --         --       --          --       --          --        --
                                 ----------    ------------    -------   ------  ----------  -------   ---------   -------
Balance at December 31, 2000        500,000      11,088,000         --       --          --       --   4,924,906    49,000
Conversion of Redeemable
   Preferred Stock to Preferred
   Stock Series A                  (500,000)    (11,088,000)   500,000    5,000          --       --          --        --
Conversion of debt to Preferred
   Stock Series B                        --              --         --       --   8,910,782   89,000          --        --
Sale of common stock in
   connection with Rights
   Offering ($2.34 per share)
   net of $350,000 of expenses           --              --         --       --          --       --   4,280,425    43,000
Issuance of warrants to lender           --              --         --       --          --       --          --        --
Issuance of warrants in
   exchange for services                 --              --         --       --          --       --          --        --
Issuance of warrants to investor         --              --         --       --          --       --          --        --

Net loss                                 --              --         --       --          --       --          --        --
                                 ----------    ------------    -------   ------  ----------  -------   ---------   -------
Balance at March 31, 2001                --    $         --    500,000   $5,000   8,910,782  $89,000   9,205,331   $92,000
                                 ----------    ------------    =======   ======  ==========  =======   =========   =======




                                         Additional
                                          Paid-in      Accumulated
                                          capital        Deficit         Total
                                          -------        -------         -----
Balance at December 31, 1999            $17,482,000  $(17,231,000)   $    300,000
Issuance of warrants in
   connection with Convertible
   Notes                                    467,000            --         467,000
Issuance of warrants to supplier             95,000            --          95,000
Accrued dividends on Series A
   Preferred Stock                         (802,000)           --        (802,000)

Net loss                                         --   (21,109.000)    (21,109.000)
                                        -----------  ------------    ------------
Balance at December 31, 2000             17,242,000   (38,340,000)    (21,049,000)
Conversion of Redeemable
   Preferred Stock to Preferred
   Stock Series A                        18,852,000      (622,000)     18,235,000
Conversion of debt to Preferred
   Stock Series B                        26,318,000            --      26,407,000
Sale of common stock in
   connection with Rights
   Offering ($2.34 per share)
   net of $350,000 of expenses            9,622,000            --       9,665,000
Issuance of warrants to lender               45,000            --          45,000
Issuance of warrants in
   exchange for services                     41,000            --          41,000
Issuance of warrants to investor             74,000            --          74,000

Net loss                                         --   (17,031,000)    (17,031,000)
                                        -----------  ------------    ------------
Balance at March 31, 2001               $72,194,000  $(55,993,000)   $ 16,387,000
                                        ===========  ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                   BLUEFLY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                    (Unaudited)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                ----------------------------------
                                                                                       2001              2000
                                                                                       ----              ----


Cash flows from operating activities

  Net loss                                                                        $(17,031,000)     $ (5,667,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     202,000            56,000
     Warrants issued for service                                                        41,000                --
     Interest expense on conversion of debt to equity                               13,007,000                --
     Changes in operating assets and liabilities:
     (Increase) decrease in
          Inventories                                                                  842,000          (442,000)
          Accounts receivable                                                          (43,000)         (418,000)
          Other current assets                                                          58,000           (99,000)
          Prepaid expenses                                                            (465,000)         (103,000)
          Other assets                                                                  20,000                --
     Increase (decrease) in
          Accounts payable                                                            (466,000)          397,000
          Accrued expenses and other current liabilities                              (582,000)         (624,000)
                                                                                  ------------      ------------
    Net cash used in operating activities                                           (4,417,000)       (6,900,000)
                                                                                  ------------      ------------
Cash flows from investing activities
  Purchase of property and equipment                                                   (44,000)         (125,000)
                                                                                  ------------      ------------
Net cash used in investing activities                                                  (44,000)         (125,000)
                                                                                  ------------      ------------
Cash flows from financing activities
   Net proceeds from Rights Offering                                                 9,665,000                --
   Proceeds from notes payable                                                              --         3,000,000
                                                                                  ------------      ------------
Net cash provided by financing activities                                            9,665,000         3,000,000
                                                                                  ------------      ------------
Net increase (decrease) in cash and cash equivalents                                 5,204,000        (4,025,000)
Cash and cash equivalents - beginning of period                                      5,350,000         7,934,000
                                                                                  ------------      ------------
Cash and cash equivalents - end of period                                         $ 10,554,000      $  3,909,000
                                                                                  ============      ============
Supplemental disclosure of cash flow information:
  Warrant issued to lender                                                        $     45,000      $         --
                                                                                  ============      ============
  Warrant issued to investor                                                      $     74,000      $         --
                                                                                  ============      ============
  Conversion of debt to equity                                                    $ 20,851,000      $         --
                                                                                  ============      ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2000.

There have been no changes in significant accounting policies since December 31, 2000. The Company has sustained net losses and negative cash flows from operations since the establishment of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations or raise additional financing through public or private equity financing, collaborative or other arrangements with corporate sources, or other sources to fund operations. There can be no assurance that the Company will establish profitable operations, such financing will be consummated, or that any additional financing or other sources of capital will be available to the Company upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, financial condition and results of operations.


NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at outlet store prices. The Company's full service Web store ("Bluefly.com" or "Web Site") sells over 450 brands of designer apparel, accessories and home products at discounts of up to 75%. Bluefly.com, which launched in September 1998, also offers information on current fashion trends.

NOTE 3 - RIGHTS OFFERING

On November 13, 2000, the Company entered into an investment agreement with affiliates of Soros Private Equity Partners (collectively referred to herein as "Soros") pursuant to which Soros agreed to invest up to an additional $15 million in the Company, subject to certain conditions. Under the terms of the agreement, Soros initially invested, in November 2000, an additional $5 million in the form of a promissory note (the "New Note"), convertible into preferred stock at a price of $2.34 per share. In February 2001, pursuant to the agreement, the Company offered the public shareholders of the Company the right to purchase up to an aggregate of $20 million of common stock (the "Rights Offering"). Soros purchased the difference between $20 million and the amount purchased by the public shareholders (approximately $16,000), up to a total of $10 million, all at a price of $2.34 per share (the "Standby Commitment"). As part of the transaction, on February 5, 2001, $15 million of convertible promissory notes (the "Amended Notes") as well as the New Note, and the related accrued interest converted into 8,910,782 shares of the Company's Series B Convertible Preferred Stock ("the Series B Preferred Stock") at a price of $2.34 per share. Immediately after the closing of the Rights Offering, Soros beneficially owned 78% of the outstanding Common Stock of the Company.

The conversion price of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") previously issued to Soros and other investors was reduced to $2.34 per share.

The accompanying financial statements reflect the conversion of the Amended Notes and the New Note into Series B Preferred Stock at a price of $2.34 per share, after giving effect to the remaining unamortized discount of $302,000 and the conversion of accrued interest on both the Amended Notes and New Note of $851,000 through February 5, 2001 into shares of Series B Preferred Stock. The Company recorded a beneficial conversion feature of approximately $5,556,000 in connection with the conversion of the Amended Notes into Series B Preferred Stock. This amount was credited to additional paid-in capital and charged against interest expense in accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF No. 98-5"). In addition, as a result of certain changes made to the Certificate of Designation for the Series A Preferred Stock in connection with the second closing of the agreement, the Series A Preferred Stock was converted into permanent equity and the conversion price was reduced from $10.50 to

                                  BLUEFLY, INC.
                                 MARCH 31, 2001


$2.34. This resulted in the recording of approximately $7,771,000 to additional paid-in capital. The corresponding charge to accumulated deficit was broken out as follows: $5,000,000 was classified as debt discount on the New Note, and charged to interest expense, $2,149,000 was classified as interest expense and $622,000 was assigned to dividends.


NOTE 4 - FINANCING AGREEMENT

On March 30, 2001, the Company entered into a Financing Agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal will provide to the Company certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility"). The maximum amount available under the Loan Facility is an amount equal to the lesser of (i) the undrawn amount of the Soros Guarantee (defined below) plus the lesser of (x) $2 million, (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory or (ii) $10 million. As of March 31, 2001, the Company had approximately $3.5 million available under the Loan Facility. The Company will pay interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%.

In consideration for the Loan Facility, among other things, the Company granted to Rosenthal a first priority lien (the "Rosenthal Lien") on substantially all of its assets, including control of all of the Company's cash accounts upon an event of default and certain of its cash accounts in the event that the total amount of monies loaned the Company under the Loan Facility exceeds 90% of the undrawn amount of the Standby Letter of Credit (defined below) for more than 10 days. The Company also issued to Rosenthal a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.34 per share exercisable for five years. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid in capital for $45,000. This amount is being amortized over the life of the Loan Facility.

In connection with the Loan Facility, the Company entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a Standby Letter of Credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at the Company's request, Soros will issue another Standby Letter of Credit for an additional $1.5 million. As used herein, the term "Soros Guarantee" means the total face amount of all Standby Letters of Credit which Soros is maintaining in connection with the Loan Facility and the term "Standby Letter of Credit" shall mean any standby letter of credit issued by Soros in favor of Rosenthal in connection with the Loan Facility. In consideration for the Soros Guarantee, the Company granted to Soros a lien (the "Soros Lien") subordinated to the Rosenthal Lien on substantially all of the Company's assets, and issued to Soros a warrant (the "Soros Upfront Warrant") to purchase 100,000 shares of the Company's Common Stock at an exercise price equal to the average closing price of the Company's Common Stock on the 10 trading days preceding September 15, 2001, exercisable for ten years beginning on September 16, 2001. The Company accounted for the warrant in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14") and credited additional paid in capital for approximately $74,000. This amount is being amortized over the life of the Loan Facility.

Subject to certain conditions, if the Company defaults on any of its obligations under the Financing Agreement, Rosenthal has the right to draw upon the Standby Letter of Credit to satisfy any such obligations. If Rosenthal draws on the Standby Letter of Credit, pursuant to the terms of the Reimbursement Agreement, the Company would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Standby Letter of Credit plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Standby Letter of Credit during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Standby Letter of Credit, the Company would be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of the Company's Common Stock on the 10 trading days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of the Company's Common Stock on the 10 trading days preceding the later of (a) 10 trading days after the date of issuance and (b) September 15, 2001.

                                  BLUEFLY, INC.
                                 MARCH 31, 2001


Under the Financing Agreement, Soros has the right to purchase all of the Company's obligations to Rosenthal under the Loan Facility from Rosenthal (the "Buyout Option") at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Standby Letter of Credit as consideration for Soros' purchase of such obligations.


NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company has determined Earnings (Loss) Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants to purchase 5,398,562 shares of Common Stock and Preferred Stock convertible into 13,184,286 shares of Common Stock were not included in the computation of diluted earnings per share because the result of the exercise of such would be antidilutive.


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

Our net sales increased over 24% to $4,646,000 for the three months ended March 31, 2001 from $3,736,000 for the three months ended March 31, 2000. Our gross profit increased by approximately 92%. Gross margin grew to 27.6% in the first quarter of 2001 from 17.9% in the first quarter of 2000. Operating loss (before interest income and interest expense) for the first quarter of 2001 decreased to $3,909,000, or $0.77 per share, from $5,738,000, or $1.17 per share, in the first quarter of 2000. This decrease was due to an increase in sales, an increase in gross margin, and a reduction in selling, marketing and fulfillment expenses.

We have incurred net losses of $17,031,000 or $3.57 per share, for the three months ended March 31, 2001 as compared to

                                  BLUEFLY, INC.
                                 MARCH 31, 2001


$5,667,000, or $1.19 per share, for the three months ended March 31, 2000. This increase in net loss is the result of a one-time non-cash charge of $13,007,000 recorded in connection with the conversion of our debt and redeemable equity into permanent equity. This increase was partially offset by a decrease in net operating loss as discussed above.

New customer acquisition cost for the three months ended March 31, 2001 decreased by nearly 61% to approximately $41 from approximately $104 for the first quarter of 2000. For the quarter ended March 31, 2001, we acquired approximately 24,250 new customers, down approximately 26% from the approximately 32,600 new customers acquired in the same period in 2000. Although the number of new customers acquired decreased in the quarter, the effect was offset by the increase in the percentage of quarterly sales from repeat customers as well as the increase in average order size. The percentage of total sales from repeat customers increased to 56% for the quarter ended March 31, 2001 from 40% in 2000 and average order size (including shipping and handling revenue) grew by approximately 30% to $129 in the first quarter of 2001 compared to $99 in the first quarter of 2000.

In accordance with Emerging Issue Task Force Issue No. 00-10, we have included in net revenue, revenues from shipping and handling. Out-bound shipping costs are included in cost of goods sold. These amounts were previously offset against each other and included in selling, marketing and fulfillment expenses in the Statement of Operations. All prior periods have been reclassified to conform with this presentation.


RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

NET SALES: Gross sales, which consists primarily of revenue from product sales and shipping and handling revenue (before any adjustment for reserves or promotional discounts), totaled $6,513,000 for the three months ended March 31, 2001. We recorded a provision for returns and credit card chargebacks and other discounts of $1,867,000, or approximately 28.7% of gross sales. The reserve allowance takes into account our 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended March 31, 2001 were $4,646,000. This represents an increase of over 24% compared to net sales for the three months ended March 31, 2000, in which net sales totaled $3,736,000. The increase in sales is attributed to an increase in average order size as well as 3% increase in the number of units sold.

COST OF SALES: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2001 totaled $3,363,000, resulting in gross margin of approximately 27.6%. Cost of sales for the three months ended March 31, 2000 were $3,068,000, resulting in gross margin of 17.9%. The increase in gross margin resulted primarily from improved product margins and (now that out-bound shipping costs are included in costs of good sold rather than as a part of selling marketing and fulfillment expenses) from limiting the amount of free shipping that we offered our customers during the first quarter of 2001 as compared to the same period in 2000.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses consist of costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, fulfillment costs, and customer service. Selling, marketing and fulfillment expenses totaled $3,541,000 for the three months ended March 31, 2001. Of the total selling, marketing and fulfillment expenses for the quarter ended March 31, 2001, marketing expenses related to online and print advertising totaled approximately $991,000, Web Site hosting costs totaled approximately $712,000, fulfillment costs totaled approximately $437,000 and salaries related to those departments totaled $943,000. Selling, marketing and fulfillment expenses for the three months ended March 31, 2000 were approximately $5,139,000. Of the total selling, marketing and fulfillment expenses for the quarter ended March 31, 2000, marketing expenses related to online and print advertising totaled approximately $3,390,000, Web Site hosting costs totaled approximately $460,000, fulfillment costs totaled approximately $303,000 and salaries related to those departments totaled $786,000.

The decreased marketing expenses is a result of our effort to increase the efficiency of our marketing budget. The increase in Web

                                  BLUEFLY, INC.
                                 MARCH 31, 2001


Site hosting costs resulted from our efforts to improve the speed and stability of the Web Site and effectively handle traffic to the Web Site. The increased fulfillment costs were largely attributable to the increased sales volume.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consists of merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2001 were $1,651,000 as compared to $1,267,000 for the three months ended March 31, 2000. The increase in general and administrative expenses was largely the result of an increase in the number of our employees, and their related benefits as well as increased professional fees. In addition, in July 2000 we increased our office space by leasing an additional floor.

INTEREST EXPENSE: Interest expense for the three months ended March 31, 2001 totaled $13,185,000. Included in this amount is approximately $13,007,000 of non-cash, one-time charges that were incurred in connection with the conversion of our notes payable and redeemable equity into permanent equity. This amount also includes interest expense of $175,000, related to the interest on the notes payable that were issued during fiscal 2000.


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, we had approximately $10.6 million of cash and cash equivalents and working capital of approximately $15.0 million. In addition, as of March 31, 2001, there was approximately $3.5 million of credit available under the Loan Facility described below.

On November 13, 2000, we entered into an investment agreement with affiliates of Soros pursuant to which Soros agreed to invest up to an additional $15 million in the Company, subject to certain conditions. Under the terms of the agreement, Soros initially invested, in November 2000, an additional $5 million in the form of a New Note, convertible into preferred stock at a price of $2.34 per share. In February 2001, pursuant to the agreement, we offered the public shareholders of the Company the right to purchase up to an aggregate of $20 million of common stock. Soros purchased the difference between $20 million and the amount purchased by the public shareholders (approximately $16,000), up to a total of $10 million, all at a price of $2.34 per share. As part of the transaction, on February 5, 2001, the Amended Notes as well as the New Note, converted into shares of our Series B Convertible Preferred Stock at a price of $2.34 per share. Immediately after the closing of the Rights Offering, Soros beneficially owned 78% of the outstanding Common Stock of the Company.

The conversion price of our Series A Convertible Preferred Stock ("Series A Preferred Stock") previously issued to Soros and other investors was reduced to $2.34 per share.

The accompanying financial statements reflect the conversion of the Amended Notes and the New Notes into Series B Preferred Stock at a price of $2.34 per share, after giving effect to the remaining unamortized discount of $302,000 and the conversion of accrued interest on both the Amended Notes and New Notes of $851,000 through February 5, 2001, into shares of Series B Preferred Stock. We recorded a beneficial conversion feature of approximately $5,556,000 in connection with the conversion of the Amended Notes into Series B Preferred Stock. This amount was credited to additional paid-in capital and charged against interest expense in accordance with EITF No. 98-5. In addition, as a result of certain changes made to the Certificate of Designation for the Series A Preferred Stock in connection with the second closing of the investment agreement, the Series A Preferred Stock was converted into permanent equity and the conversion price was reduced from $10.50 to $2.34. This resulted in the recording of approximately $7,771,000 to additional paid-in capital. The corresponding charge to accumulated deficit was broken out as follows:
$5,000,000 was classified as debt discount on the New Note, and charged to interest expense, $2,149,000 was classified as interest expense and $622,000 was assigned to dividends.

On March 30, 2001, we entered into a Financing Agreement with Rosenthal pursuant to which Rosenthal will provide us certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to our suppliers . The maximum amount available under the Loan Facility is an amount equal to the lesser of (i) the undrawn amount of the Soros Guarantee (defined below) plus the lesser of (x) $2 million, (y) 20% of the book value of

                                  BLUEFLY, INC.
                                 MARCH 31, 2001


the Company's inventory or (z) the full liquidation value of the Company's inventory or (ii) $10 million. We will pay interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%.

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien (the "Rosenthal Lien") on substantially all of our assets, including control of all of our cash accounts upon an event of default and certain of our cash accounts in the event that the total amount of monies loaned us under the Loan Facility exceeds 90% of the undrawn amount of the Standby Letter of Credit (defined below) for more than 10 days. We also issued to Rosenthal a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34 per share exercisable for five years.

In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a Standby Letter of Credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of our obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at our request, Soros will issue another Standby Letter of Credit for an additional $1.5 million. As used herein, the term "Soros Guarantee" means the total face amount of all Standby Letters of Credit which Soros is maintaining in connection with the Loan Facility and the term "Standby Letter of Credit" shall mean any standby letter of credit issued by Soros in favor of Rosenthal in connection with the Loan Facility. In consideration for the Soros Guarantee, we granted to Soros a lien (the "Soros Lien") subordinated to the Rosenthal Lien on substantially all of our assets, and issued to Soros a warrant (the "Soros Upfront Warrant") to purchase 100,000 shares of our Common Stock at an exercise price equal to the average closing price of our Common Stock on the 10 trading days preceding September 15, 2001, exercisable for ten years beginning on September 16, 2001.

Subject to certain conditions, if we default on any of our obligations under the Financing Agreement, Rosenthal has the right to draw upon the Standby Letter of Credit to satisfy any such obligations. If Rosenthal draws on the Standby Letter of Credit, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Standby Letter of Credit plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Standby Letter of Credit during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Standby Letter of Credit, we would be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of our Common Stock on the 10 trading days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the 10 trading days preceding the later of (a) 10 trading days after the date of issuance and (b) September 15, 2001.

Under the Financing Agreement, Soros has the right to purchase all of our obligations to Rosenthal under the Loan Facility from Rosenthal (the "Buyout Option") at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Standby Letter of Credit as consideration for Soros' purchase of such obligations.

As of March 31, 2001, we had marketing and advertising commitments of approximately $2.0 million through December 31, 2001. We believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of Bluefly.com. However, our marketing budget and our ability to hire such employees is subject to a number of factors, including our results of operations as well as our ability to raise additional capital.

In order to continue to expand our product offerings, we intend to expand our relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. We expect that our suppliers will continue to include designers and retail stores that sell excess inventory as well as third-party end-of-season apparel aggregators. To achieve our goal of offering a wide selection of top name brand designer clothing and fashion accessories, we may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors. Due to our recurring losses, a number of our suppliers have limited our payment terms and, in some cases, have required us to pay for merchandise in advance of delivery. We

                                  BLUEFLY, INC.
                                 MARCH 31, 2001


believe that the Loan Facility will allow us to negotiate more favorable payment terms with suppliers in the future, although there can be no assurance that this will be the case.

We anticipate that the proceeds from the New Note, the Rights Offering and the Financing Agreement together with existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of 2001. However, we may seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and results of operations.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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


SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; the competitive nature of the business and the potential for competitors with greater resources to enter such business; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; potential adverse effects on gross margin resulting from mark downs and allowances; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services, including uncertainty arising from a lack of operating history with the company's new fulfillment center; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

                                  BLUEFLY, INC.
                                 MARCH 31, 2001


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

The net proceeds from the sale of 6,921 shares of common stock in the Rights Offering was approximately $16,000. We intend to use these proceeds for working capital and general corporate purposes.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.


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

Proposal                      For          Against      Abstained     Unvoted
--------                      ---          -------      ---------     -------

Reincorporation               4,067,134    47,045       21,596        1,649,241
Soros Issuance                4,060,114    46,736       28,925        1,649,241
Plan Amendments               5,634,624    126,007      24,385        --
Appointment of Accountants    5,695,685    71,677       17,654        --

                                  BLUEFLY, INC.
                                 MARCH 31, 2001



ITEM 5.  OTHER INFORMATION

     None.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a) The following is a list of exhibits filed as part of this Report:



     EXHIBIT NO.           DESCRIPTION
     -----------           -----------
     10.1                  Promissory Note dated April 27, 2001 by and between
                           the Company and E. Kenneth Seiff



(b) Reports on Form 8-K:

The Company filed a report on Form 8-K, dated February 6, 2001 concerning the second closing of the investment agreement between the Company and affiliates of Soros Private Equity Partners LLC and the change in control resulting therefrom.

                                  BLUEFLY, INC.
                                 MARCH 31, 2001


                                   SIGNATURES



In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BLUEFLY, INC.

                                                By: /s/  E. Kenneth Seiff
                                                    ---------------------
                                                E. Kenneth Seiff
                                                CEO and President



                                                By: /s/ Patrick C. Barry
                                                    ---------------------
                                                Patrick C. Barry
                                                Chief Financial Officer



May  11, 2001