Form 10-Q
period 2001-06-30
BLUEFLY INC
filed 2001-08-02
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

   [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended June 30, 2001


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

                     ---------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 1, 2001, the issuer had outstanding 9,205,331 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2001 (unaudited)
             and December 31, 2000                                            3

         Consolidated Statements of Operations for the six months ended
             June 30, 2001 and 2000 (unaudited)                               4

         Consolidated Statements of Operations for the three months ended
             June 30, 2001 and 2000 (unaudited)                               5

         Consolidated Statements of Changes in Shareholders' Equity
             (Deficit) and Redeemable Preferred Stock for the year
             ended December 31, 2000 and for the six months ended
             June 30, 2001(unaudited)                                         6

         Consolidated Statements of Cash Flows for the six months ended
             June 30, 2001 and 2000 (unaudited)                               7

         Notes to Consolidated Financial Statements                           8


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Part II. Other Information                                                   16

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use Of Proceeds                           16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     JUNE 30,      DECEMBER 31,
                                                                                       2001            2000
                                                                                   ------------    ------------
                                                                                   (Unaudited)
                                     ASSETS
Current assets
      Cash                                                                         $  7,066,000    $  5,350,000
      Inventories, net                                                                6,816,000       7,294,000
      Accounts receivable                                                               858,000         861,000
      Prepaid expenses                                                                  357,000         303,000
      Other current assets                                                              414,000         540,000
                                                                                   ------------    ------------
           Total current assets                                                      15,511,000      14,348,000

Property and equipment, net                                                           1,126,000       1,326,000

Other assets                                                                            153,000         194,000
                                                                                   ------------    ------------

           Total assets                                                            $ 16,790,000    $ 15,868,000
                                                                                   ============    ============

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
      Accounts payable                                                             $  2,516,000    $  3,593,000
      Accrued expenses and other current liabilities                                  2,054,000       2,538,000
      Note payable (net of $302,000 of unamortized discount)                                 --      19,698,000
                                                                                   ------------    ------------
           Total current liabilities                                                  4,570,000      25,829,000

Commitments and contingencies

 Redeemable preferred stock - $.01 par value; 2,000,000 shares authorized and 0 and 500,000 shares issued and outstanding as of June 30, 2001 and December
      31, 2000, respectively (liquidation preference: $20 per share plus accrued dividends)
                                                                                             --      11,088,000
Shareholders' equity (deficit)
      Series A Preferred stock - $.01 par value; 500,000 shares authorized and
           500,000 and 0 shares issued and outstanding as of June 30, 2001 and
           December 31, 2000, respectively (liquidation preference: face value
           plus accrued dividends)                                                        5,000              --

      Series B Preferred stock - $.01 par value; 9,000,000 shares authorized and
           8,910,782 and 0 shares issued and outstanding as of June 30, 2001 and
           December 31, 2000, respectively (liquidation preference: face value
           plus accrued dividends, plus $10,000,000)                                     89,000              --

      Common stock - $.01 par value; 40,000,000 shares authorized and 9,205,331 and 4,924,906 shares issued and outstanding as of June 30,
           2001 and December 31, 2000, respectively                                      92,000          49,000
     Additional paid-in capital                                                      72,195,000      17,242,000
     Accumulated deficit                                                            (60,161,000)    (38,340,000)
                                                                                   ------------    ------------
             Total shareholders' equity (deficit)                                    12,220,000     (21,049,000)
                                                                                   ------------    ============
            Total liabilities and shareholders' equity (deficit)                   $ 16,790,000    $ 15,868,000
                                                                                   ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                          ----------------------------
                                                              2001            2000
                                                              ----            ----
Net sales                                                 $  9,931,000    $  8,296,000
Cost of sales                                                6,924,000       6,785,000
                                                          ------------    ------------
     Gross profit                                            3,007,000       1,511,000



Selling, marketing and fulfillment expenses                  8,076,000      10,029,000
General and administrative expenses                          3,038,000       2,458,000
                                                          ------------    ------------
      Total                                                 11,114,000      12,487,000

Operating loss                                              (8,107,000)    (10,976,000)

Interest income                                                148,000         100,000

Interest expense (includes a $13,007,000 one-time,
      non-cash charge in connection with the conversion
      of debt and redeemable preferred equity to
      permanent equity)                                    (13,240,000)        (92,000)
                                                          ------------    ------------


Net loss                                                  $(21,199,000)   $(10,968,000)


Preferred stock dividends                                   (1,682,000)       (399,000)
                                                          ------------    ------------

Net loss available to common shareholders                 $(22,881,000)   $(11,367,000)
                                                          ============    ============

Basic and diluted loss per common share                   $      (3.20)   $      (2.31)
                                                          ============    ============


Weighted average common shares outstanding                   7,147,889       4,924,906
                                                          ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  THREE MONTHS ENDED
                                                       JUNE 30,
                                              --------------------------
                                                 2001           2000
                                                 ----           ----
Net sales                                     $ 5,285,000    $ 4,560,000
Cost of sales                                   3,561,000      3,717,000
                                              -----------    -----------
     Gross profit                               1,724,000        843,000



Selling, marketing and fulfillment expenses     4,535,000      4,890,000
General and administrative expenses             1,387,000      1,191,000
                                              -----------    -----------
      Total                                     5,922,000      6,081,000

Operating loss                                 (4,198,000)    (5,238,000)

Interest income                                    85,000         27,000

Interest expense                                  (55,000)       (90,000)
                                              -----------    -----------


Net loss                                      $(4,168,000)   $(5,301,000)


Preferred stock dividends                        (615,000)      (199,000)
                                              -----------    -----------

Net loss available to common shareholders     $(4,783,000)   $(5,500,000)
                                              ===========    ===========

Basic and diluted loss per common share       $     (0.52)   $     (1.12)
                                              ===========    ===========


Weighted average common shares outstanding      9,205,331      4,924,906
                                              ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK YEAR ENDED DECEMBER 31, 2000 AND FOR THE SIX MONTHS
                         ENDED JUNE 30, 2001(UNAUDITED)


                                                                                        Series A Preferred Stock
                                                        Redeemable Preferred Stock           $.01 par value
                                                        --------------------------           --------------
                                                                                         Number of
                                                     Number of shares     Amount          shares         Amount
                                                     ----------------     ------          ------         ------
Balance at December 31, 1999                                500,000    $ 10,286,000              --   $         --
Issuance of warrants in connection with Convertible
     Notes                                                       --              --              --             --
Issuance of warrants to supplier                                 --              --              --             --
Accrued dividends on Series A Preferred Stock                    --         802,000              --             --

Net loss                                                         --              --              --             --
                                                       ------------    ------------    ------------   ------------
Balance at December 31, 2000                                500,000      11,088,000              --             --
Conversion of Redeemable Preferred Stock to
     Preferred Stock Series A                              (500,000)    (11,088,000)        500,000          5,000
Conversion of debt to Preferred Stock Series B                   --              --              --             --
Sale of common stock in connection with Rights
     Offering ($2.34 per share) net of $350,000 of
     expenses                                                    --              --              --             --
Issuance of warrants to lender                                   --              --              --             --
Issuance of warrants in exchange for services                    --              --              --             --
Issuance of warrants to investor                                 --              --              --             --

Net loss                                                         --              --              --             --
                                                       ------------    ------------    ------------   ------------
Balance at  June 30, 2001                                        --    $         --         500,000   $      5,000
                                                       ============    ============    ============   ============


                                                        Series B Preferred Stock            Common Stock
                                                             $.01 par value                $.01 par value
                                                             --------------                --------------
                                                         Number of                     Number of
                                                          shares         Amount         shares         Amount
                                                          ------         ------         ------         ------
Balance at December 31, 1999                                     --   $         --      4,924,906   $     49,000
Issuance of warrants in connection with Convertible
     Notes                                                       --             --             --             --
Issuance of warrants to supplier                                 --             --             --             --
Accrued dividends on Series A Preferred Stock                    --             --             --             --

Net loss                                                         --             --             --             --
                                                       ------------   ------------   ------------   ------------
Balance at December 31, 2000                                     --                     4,924,906         49,000
Conversion of Redeemable Preferred Stock to
     Preferred Stock Series A                                    --             --             --             --
Conversion of debt to Preferred Stock Series B            8,910,782         89,000             --             --
Sale of common stock in connection with Rights
     Offering ($2.34 per share) net of $350,000 of
     expenses                                                    --             --      4,280,425         43,000
Issuance of warrants to lender                                   --             --             --             --
Issuance of warrants in exchange for services                    --             --             --             --
Issuance of warrants to investor                                 --             --             --             --

Net loss                                                         --             --             --             --
                                                       ------------   ------------   ------------   ------------
Balance at  June 30, 2001                                 8,910,782   $     89,000      9,205,331   $     92,000
                                                       ============   ============   ============   ============




                                                        Additional     Accumulated
                                                      Paid-in capital    Deficit           Total
                                                      ---------------    -------           -----
Balance at December 31, 1999                           $ 17,482,000    $(17,231,000)   $    300,000
Issuance of warrants in connection with Convertible
     Notes                                                  467,000              --         467,000
Issuance of warrants to supplier                             95,000              --          95,000
Accrued dividends on Series A Preferred Stock              (802,000)             --        (802,000)

Net loss                                                         --     (21,109,000)    (21,109,000)
                                                       ------------    ------------    ------------
Balance at December 31, 2000                             17,242,000     (38,340,000)    (21,049,000)
Conversion of Redeemable Preferred Stock to
     Preferred Stock Series A                            18,852,000        (622,000)     18,235,000
Conversion of debt to Preferred Stock Series B           26,318,000              --      26,407,000
Sale of common stock in connection with Rights
     Offering ($2.34 per share) net of $350,000 of
     expenses                                             9,622,000              --       9,665,000
Issuance of warrants to lender                               45,000              --          45,000
Issuance of warrants in exchange for services                42,000              --          42,000
Issuance of warrants to investor                             74,000              --          74,000

Net loss                                                         --     (21,199,000)    (21,199,000)
                                                       ------------    ------------    ------------
Balance at  June 30, 2001                              $ 72,195,000    $(60,161,000)   $ 12,220,000
                                                       ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                  ----------------------------
                                                                                      2001            2000
                                                                                  ------------    ------------
Cash flows from operating activities

    Net loss                                                                      $(21,199,000)   $(10,968,000)
    Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                   395,000         308,000
      Warrants issued for service                                                       42,000              --
      Interest expense on conversion of debt to equity                              13,007,000              --
       Changes in operating assets and liabilities:
       (Increase) decrease in
            Inventories                                                                478,000        (476,000)
            Accounts receivable                                                          3,000        (481,000)
            Other current assets                                                       194,000         273,000
            Prepaid expenses                                                           (54,000)       (321,000)
            Other assets                                                                20,000              --
       Increase (decrease) in
            Accounts payable                                                          (227,000)       (579,000)
            Accrued expenses and other current liabilities                            (484,000)        (58,000)
                                                                                  ------------    ------------
    Net cash used in operating activities                                           (7,825,000)    (12,302,000)
                                                                                  ------------    ------------

Cash flows from investing activities
    Purchase of property and equipment                                                (124,000)       (699,000)
                                                                                  ------------    ------------

Net cash used in investing activities                                                 (124,000)       (699,000)
                                                                                  ------------    ------------

Cash flows from financing activities
    Net proceeds from Rights Offering                                                9,665,000              --
     Proceeds from notes payable                                                            --       9,000,000
                                                                                  ------------    ------------

Net cash provided by financing activities                                            9,665,000       9,000,000
                                                                                  ------------    ------------

Net increase (decrease) in cash and cash equivalents                                 1,716,000      (4,001,000)
Cash and cash equivalents - beginning of period                                      5,350,000       7,934,000
                                                                                  ------------    ------------
Cash and cash equivalents - end of period                                         $  7,066,000    $  3,933,000
                                                                                  ============    ============

Supplemental disclosure of cash flow information:
   Warrant issued to lender                                                       $     45,000    $         --
                                                                                  ============    ============
   Warrant issued to investor                                                     $     74,000    $         --
                                                                                  ============    ============
    Conversion of debt to equity                                                  $ 20,851,000    $         --
                                                                                  ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001

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

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at outlet store prices. The Company's Web store ("Bluefly.com" or "Web Site") which launched in September 1998, sells over 450 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail prices.

In June 2001, the Company announced a streamlined operating plan designed to achieve profitability, improve efficiency and reduce its need for additional capital. As part of the plan, the Company eliminated approximately 32 jobs, or, approximately 34% of its workforce, as well as reduced marketing and other operating expenses. In connection with these cutbacks the Company recorded a pre-tax charge of approximately $340,000 in the second quarter of 2001. Of this amount, approximately $145,000 is included in selling, marketing and fulfillment costs and $195,000, is included in general and administrative expenses.

NOTE 3 - RIGHTS OFFERING

On November 13, 2000, the Company entered into an investment agreement with affiliates of Soros Private Equity Partners (collectively referred to herein as "Soros") pursuant to which Soros agreed to invest up to an additional $15 million in the Company, subject to certain conditions. Under the terms of the agreement, Soros initially invested, in November 2000, an additional $5 million in the form of a promissory note (the "New Note"), convertible into preferred stock at a price of $2.34 per share. In February 2001, pursuant to the agreement, the Company offered the public shareholders of the Company the right to purchase up to an aggregate of $20 million of common stock (the "Rights Offering"). Pursuant to its agreement with the Company, as part of the Rights Offering, Soros purchased the difference between $20 million and the amount purchased by the public shareholders (approximately $16,000), up to a total of $10 million, all at a price of $2.34 per share (the "Standby Commitment"). As part of the transaction, on February 5, 2001, $15 million of convertible promissory notes (the "Amended Notes") as well as the New Note, and the related accrued interest on both the Amended and New Note, converted into 8,910,782 shares of the Company's Series B Convertible Preferred Stock (the "Series B Preferred Stock") at a price of $2.34 per share. Immediately after the closing of the Rights Offering, Soros beneficially owned 78% of the outstanding Common Stock of the Company.

The conversion price of the Company's Series A Convertible Preferred Stock ("Series A Preferred Stock") previously issued to

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

Soros and other investors was reduced to $2.34 per share.

The accompanying financial statements reflect the conversion of the Amended Notes and the New Note into Series B Preferred Stock at a price of $2.34 per share, after giving effect to the remaining unamortized discount of $302,000 and the conversion of accrued interest on both the Amended Notes and New Note of $851,000 through February 5, 2001 into shares of Series B Preferred Stock. The Company recorded a beneficial conversion feature of approximately $5,556,000 in connection with the conversion of the Amended Notes into Series B Preferred Stock. This amount was credited to additional paid-in capital and charged against interest expense in accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF No. 98-5"). In addition, as a result of certain changes made to the Certificate of Designation for the Series A Preferred Stock in connection with the second closing of the agreement with Soros, the Series A Preferred Stock was converted into permanent equity and the conversion price was reduced from $10.50 to $2.34. This resulted in the recording of approximately $7,771,000 to additional paid-in capital. The corresponding charge to accumulated deficit was broken out as follows: $5,000,000 was classified as debt discount on the New Note, and charged to interest expense, $2,149,000 was classified as interest expense and $622,000 was assigned to dividends.

NOTE 4 - FINANCING AGREEMENT

On March 30, 2001, the Company entered into a Financing Agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal will provide to the Company certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility"). The maximum amount available under the Loan Facility is an amount equal to the lesser of (i) the undrawn amount of the Soros Guarantee (defined below) plus the lesser of (x) $2 million, (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory or (ii) $10 million. As of June 30, 2001, the Company had approximately $3.8 million available under the Loan Facility. Of the total amount available under the Loan Facility as of June 30, 2001 $1.4 million has been borrowed, leaving $2.4 million available against the Loan Facility. The Company pays interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. For the three months ended June 30, 2001 interest expense totaled approximately $0.

In consideration for the Loan Facility, among other things, the Company granted to Rosenthal a first priority lien (the "Rosenthal Lien") on substantially all of its assets, including control of all of the Company's cash accounts upon an event of default and certain of its cash accounts in the event that the total amount of monies loaned the Company under the Loan Facility exceeds 90% of the undrawn amount of the Standby Letter of Credit (defined below) for more than ten days. The Company also issued to Rosenthal a warrant to purchase 50,000 shares of the Company's Common Stock at an exercise price of $2.34 per share exercisable for five years. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid in capital for $45,000. This amount is being amortized over the life of the Loan Facility.

In connection with the Loan Facility, the Company entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a Standby Letter of Credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at the Company's request, Soros will issue another Standby Letter of Credit for an additional $1.5 million. As used herein, the term "Soros Guarantee" means the total face amount of all Standby Letters of Credit which Soros is maintaining in connection with the Loan Facility and the term "Standby Letter of Credit" shall mean any standby letter of credit issued by Soros in favor of Rosenthal in connection with the Loan Facility. In consideration for the Soros Guarantee, the Company granted to Soros a lien (the "Soros Lien") subordinated to the Rosenthal Lien on substantially all of the Company's assets, and issued to Soros a warrant (the "Soros Upfront Warrant") to purchase 100,000 shares of the Company's Common Stock at an exercise price equal to the average closing price of the Company's Common Stock on the ten trading days preceding September 15, 2001, exercisable for ten years beginning on September 16, 2001. The Company accounted for the warrant in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14") and credited additional paid in capital for approximately $74,000. This amount is being amortized over the life of the Loan Facility.

Subject to certain conditions, if the Company defaults on any of its obligations under the Financing Agreement, Rosenthal has the

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

right to draw upon the Standby Letter of Credit to satisfy any such obligations. If Rosenthal draws on the Standby Letter of Credit, pursuant to the terms of the Reimbursement Agreement, the Company would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Standby Letter of Credit plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Standby Letter of Credit during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Standby Letter of Credit, the Company would be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of the Company's Common Stock on the ten trading days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of the Company's Common Stock on the ten trading days preceding the later of (a) ten trading days after the date of issuance and (b) September 15, 2001.

Under the Financing Agreement, Soros has the right to purchase all of the Company's obligations to Rosenthal under the Loan Facility from Rosenthal (the "Buyout Option") at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Standby Letter of Credit as consideration for Soros' purchase of such obligations. The initial terms of the Financing Agreement ends on March 30, 2002. The Financing Agreement provides for automatic one year renewals unless either party provides at least 30 day prior notice of its desire not to renew.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company has determined Earnings (Loss) Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants to purchase 5,432,062 shares of Common Stock and Preferred Stock convertible into 13,184,286 shares of Common Stock were not included in the computation of diluted earnings per share because the result of the exercise of such would be antidilutive.

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

We have incurred substantial costs to develop our Web Site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses until at least the fourth quarter of fiscal 2002.

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

In June 2001, we announced a streamlined operating plan designed to achieve profitability, improve efficiency and reduce our need for additional capital. As part of the plan, we eliminated approximately 32 jobs, or, approximately 34% of our workforce, as well as reduced marketing and other operating expenses. In connection with these cutbacks we recorded a pre-tax charge of approximately $340,000 in the second quarter of 2001. Of this amount, approximately $145,000 is included in selling, marketing and fulfillment costs and $195,000 is included in general and administrative expenses.

Our net sales increased nearly 16% to $5,285,000 for the three months ended June 30, 2001 from $4,560,000 for the three months ended June 30, 2000. Our gross profit increased by approximately 104% to $1,724,000 from $843,000. Gross margin grew to 32.6% in the second quarter of 2001 from 18.5% in the second quarter of 2000. Operating loss (before interest income and interest expense) for the second quarter of 2001 decreased to $4,198,000, or $0.46 per share, from $5,238,000 or $1.06 per share, in the second quarter of 2000. This represents the third consecutive quarter (based on a year over year comparison) that we have reduced our operating loss. This trend is due to a continued increase in sales, an increase in gross margin, and a reduction in selling, marketing and fulfillment expenses.

New customers for the second quarter of 2001 totaled approximately 25,998. This represents a decrease of 28% compared to 36,063 new customers acquired in the second quarter of 2000. Although the number of new customers acquired during the second quarter decreased compared to the same period in the prior year, the effect was offset by the increase in the percentage of quarterly sales from repeat customers as well as the increase in average order size. The percentage of gross sales from repeat customers increased to 56% for the quarter ended June 30, 2001 from 45% in 2000. Average order size (including shipping and handling revenue) grew by approximately 35% to $140 in the second quarter of 2001 compared to $104 in the second quarter of 2000. Customer acquisition cost for the three months ended June 30, 2001 increased by approximately 3% to approximately $75 from approximately $73 for the second quarter of 2000.

In accordance with Emerging Issue Task Force Issue No. 00-10, we have included revenues from shipping and handling in net revenue. Out-bound shipping costs are included in cost of goods sold. These amounts were previously offset against each other and included in selling, marketing and fulfillment expenses in the Statement of Operations. All prior periods have been reclassified to conform with this presentation.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

NET SALES: Gross sales, which consists primarily of revenue from product sales and shipping and handling revenue (before any adjustment for reserves or promotional discounts), totaled $14,144,000 for the six months ended June 30, 2001. We recorded a provision for returns and credit card chargebacks and other discounts of $4,213,000, or approximately 29.8% of gross sales. The reserve allowance takes into account our 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the six months ended June 30, 2001 were $9,931,000. This represents an increase of approximately 20% compared to net sales for the six months ended June 30, 2000, in which net sales totaled $8,296,000. The increase in sales was primarily attributable to an increase in average order size as well as an increase in sales to repeat customers.

COST OF SALES: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 2001 totaled $6,924,000, resulting in gross margin of approximately 30.3%. Cost of sales for the six months ended June 30, 2000 were $6,785,000, resulting in gross margin of 18.2%. The increase in gross margin resulted primarily from improved product margins and decreased cost of freight out as a percentage of revenue, attributable to a change in carrier.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses consist of costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, fulfillment costs, and customer service. Selling, marketing and fulfillment expenses totaled $8,076,000 for the six months ended June 30, 2001. Of the total selling, marketing and fulfillment expenses for the six months ended June 30, 2001, marketing expenses related to online and print

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

advertising totaled approximately $2,950,000, Web Site hosting costs totaled approximately $1,120,000, fulfillment costs totaled approximately $1,299,000 and salaries related to those departments totaled $2,036,000. Selling, marketing and fulfillment expenses for the six months ended June 30, 2000 were approximately $10,029,000. Of the total selling, marketing and fulfillment expenses for the six months ended June 30, 2000, marketing expenses related to online and print advertising totaled approximately $6,030,000, Web Site hosting costs totaled approximately $1,044,000, fulfillment costs totaled approximately $1,069,000 and salaries related to those departments totaled $1,613,000.

The decreased marketing expenses was a result of our effort to increase the efficiency of our marketing spending. The increase in Web Site hosting costs resulted from our efforts to improve the speed and stability of the Web Site and effectively handle traffic to the Web Site. The increased fulfillment costs were largely attributable to the increased sales volume. Included in the selling, marketing and fulfillment costs for the six months ended June 30, 2001 are approximately $145,000 of costs associated with the cutbacks the Company made in June 2001.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consists of merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the six months ended June 30, 2001 were $3,038,000 as compared to $2,458,000 for the six months ended June 30, 2000. The increase in general and administrative expenses was largely the result of an increase in the number of our employees, and their related benefits as well as increased professional fees. In addition, included in general and administrative expenses for the six months ended June 30, 2001 are approximately $195,000 of one time costs in connection with the Company's June 2001 streamlined operating plan.

INTEREST EXPENSE AND INTEREST INCOME: Interest expense for the six months ended June 30, 2001 totaled $13,240,000. Included in this amount is approximately $13,007,000 of non-cash, one-time charges that were incurred in connection with the conversion of our notes payable and redeemable equity into permanent equity. This amount also includes interest expense of $175,000, related to the interest on the notes payable that were issued during fiscal 2000. In connection with the increase in the cash balance, interest income for the six months ended June 30, 2001 increased to $148,000 from $100,000 for the six months ended June 30, 2000.

FOR THE THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2000

NET SALES: Gross sales, which consists primarily of revenue from product sales and shipping and handling revenue (before any adjustment for reserves or promotional discounts), totaled $7,631,000 for the three months ended June 30, 2001. We recorded a provision for returns and credit card chargebacks and other discounts of $2,346,000, or approximately 30.7% of gross sales. The reserve allowance takes into account our 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended June 30, 2001 were $5,285,000. This represents an increase of nearly 16% compared to net sales for the three months ended June 30, 2000, in which net sales totaled $4,560,000. The increase in sales was primarily attributed to an increase in average order size as well as an increase in sales to repeat customers.

COST OF SALES: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended June 30, 2001 totaled $3,561,000, resulting in gross margin of approximately 32.6%. Cost of sales for the three months ended June 30, 2000 were $3,717,000, resulting in gross margin of 18.5%. The increase in gross margin resulted primarily from improved product margins and decreased cost of freight out as a percentage of revenue, attributed to a change in carrier.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses consists of costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, fulfillment cost, and customer service. Selling, marketing and fulfillment expenses totaled $4,535,000 for the three months ended June 30, 2001. Of the total selling, marketing and fulfillment expenses for the quarter ended June 30, 2001, marketing expenses related to online and print advertising totaled approximately $1,960,000, Web Site hosting costs totaled approximately $408,000, fulfillment costs totaled approximately $706,000 and salaries related to those departments totaled $1,093,000. Selling, marketing and fulfillment expenses

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

for the three months ended June 30, 2000 were approximately $4,890,000. Of the total selling, marketing and fulfillment expenses for the quarter ended June 30, 2000, marketing expenses related to online and print advertising totaled approximately $2,640,000, Web Site hosting costs totaled approximately $584,000, fulfillment costs totaled approximately $611,000 and salaries related to those departments totaled $826,000.

The decrease in marketing expenses was a result of our effort to increase the efficiency of our marketing spending. The decrease in Web Site hosting costs resulted from our efforts to reduce the number of web servers utilized. The increased fulfillment costs were largely attributable to the increased sales volume. Included in the selling, marketing and fulfillment costs for the three months ended June 30, 2001 are approximately $145,000 of costs associated with the cutbacks the Company made in June 2001.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses consists of merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended June 30, 2001 were $1,387,000 as compared to $1,191,000 for the three months ended June 30, 2000. The increase in general and administrative expenses was largely the result of employee severance packages as well as one time charges, such as professional service fees, incurred in connection with the implementation of the streamlined operating plan announced on June 19, 2001.

INTEREST EXPENSE AND INTEREST INCOME: Interest expense for the three months ended June 30, 2001 totaled $55,000 compared to $90,000 for the same period in 2000. Interest expense for the three months ended June 2000 related entirely to interest on notes that were converted in February 2001. In connection with the increase in the cash balance, interest income for the three months ended June 30, 2001 increased to $85,000 from $27,000 for the three months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2001, we had approximately $7.1 million of cash and cash equivalents and working capital of approximately $10.9 million. In addition, as of June 30, 2001, the Company had approximately $3.8 million available under the Loan Facility. Of the total amount available under the Loan Facility as of June 30, 2001, $1.4 million has been borrowed, leaving $2.4 million available against the Loan Facility.

On November 13, 2000, we entered into an investment agreement with affiliates of Soros pursuant to which Soros agreed to invest up to an additional $15 million in the Company, subject to certain conditions. Under the terms of the agreement, Soros initially invested, in November 2000, an additional $5 million in the form of a New Note, convertible into preferred stock at a price of $2.34 per share. In February 2001, pursuant to the agreement, we offered the public shareholders of the Company the right to purchase up to an aggregate of $20 million of common stock. Pursuant to its agreement with the Company, as part of the Rights Offering, Soros purchased the difference between $20 million and the amount purchased by the public shareholders (approximately $16,000), up to a total of $10 million, all at a price of $2.34 per share. As part of the transaction, on February 5, 2001, the Amended Notes as well as the New Note, and the relate accrued interest on both the Amended and New Note, converted into shares of our Series B Convertible Preferred Stock at a price of $2.34 per share. Immediately after the closing of the Rights Offering, Soros beneficially owned 78% of the outstanding Common Stock of the Company.

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

interest expense and $622,000 was assigned to dividends.

On March 30, 2001, we entered into a Financing Agreement with Rosenthal pursuant to which Rosenthal will provide us certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to our suppliers. The maximum amount available under the Loan Facility is an amount equal to the lesser of (i) the undrawn amount of the Soros Guarantee (defined below) plus the lesser of (x) $2 million, (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory or (ii) $10 million. We pay interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%.

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien (the "Rosenthal Lien") on substantially all of our assets, including control of all of our cash accounts upon an event of default and certain of our cash accounts in the event that the total amount of monies loaned us under the Loan Facility exceeds 90% of the undrawn amount of the Standby Letter of Credit (defined below) for more than ten days. We also issued to Rosenthal a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34 per share exercisable for five years.

In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a Standby Letter of Credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of our obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at our request, Soros will issue another Standby Letter of Credit for an additional $1.5 million. As used herein, the term "Soros Guarantee" means the total face amount of all Standby Letters of Credit which Soros is maintaining in connection with the Loan Facility and the term "Standby Letter of Credit" shall mean any standby letter of credit issued by Soros in favor of Rosenthal in connection with the Loan Facility. In consideration for the Soros Guarantee, we granted to Soros a lien (the "Soros Lien") subordinated to the Rosenthal Lien on substantially all of our assets, and issued to Soros a warrant (the "Soros Upfront Warrant") to purchase 100,000 shares of our Common Stock at an exercise price equal to the average closing price of our Common Stock on the ten days preceding September 15, 2001, exercisable for ten years beginning on September 16, 2001.

Subject to certain conditions, if we default on any of our obligations under the Financing Agreement, Rosenthal has the right to draw upon the Standby Letter of Credit to satisfy any such obligations. If Rosenthal draws on the Standby Letter of Credit, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Standby Letter of Credit plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Standby Letter of Credit during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Standby Letter of Credit, we would be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of our Common Stock on the ten trading days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the ten trading days preceding the later of (a) ten trading days after the date of issuance and (b) September 15, 2001.

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

As of June 30, 2001, we had marketing and advertising commitments of approximately $600,000 through December 31, 2001

In order to continue to expand our product offerings, we intend to expand our relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. We expect that our suppliers will continue to include designers and retail stores that sell excess inventory as well as third-party end-of-season apparel aggregators. To achieve our goal of offering a wide selection of top name brand designer clothing and fashion accessories, we may acquire certain goods on consignment and may explore

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

leasing or partnering select departments with strategic partners and distributors. Due to our recurring losses, a number of our suppliers have limited our payment terms and, in some cases, have required us to pay for merchandise in advance of delivery. We believe that the Loan Facility has allowed us to negotiate more favorable payment terms with suppliers. We expect to continue to use the Loan Facility to negotiate more favorable payment terms with suppliers in the future, although there can be no assurance that this will be the case.

We anticipate that the proceeds from the New Note, the Rights Offering and the Financing Agreement together with existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements into the second quarter of 2002. However, we may seek additional debt and/or equity financing sooner in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and results of operations.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; the competitive nature of the business and the potential for competitors with greater resources to enter such business; the risk that recent favorable trends in sales, gross margin and reduced sales marketing and fulfillment expenses will not continue; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; potential adverse effects on gross margin resulting from mark downs and allowances; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services, including uncertainty arising from a lack of operating history with the company's new fulfillment center; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following is a list of exhibits filed as part of this Report:

       None.

(b)    Reports on Form 8-K:

The Company filed a report on Form 8-K, dated February 6, 2001 concerning the second closing of the investment agreement between the Company and affiliates of Soros Private Equity Partners LLC and the change in control resulting therefrom.

                                  BLUEFLY, INC.
                                  JUNE 30, 2001

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BLUEFLY, INC.

                                  By: /s/ E. Kenneth Seiff
                                      ----------------------------
                                  E. Kenneth Seiff
                                  CEO and President


                                  By: /s/ Patrick C. Barry
                                      -----------------------------
                                  Patrick C. Barry
                                  Chief Financial Officer


August 1, 2001