Form 10-Q
period 2001-09-30
BLUEFLY INC
filed 2001-10-25
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2001


[] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ______ to ______


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

                     ---------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 24, 2001, the issuer had outstanding 9,205,331 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of September 30, 2001 (unaudited)
             and December 31, 2000                                            3

         Consolidated Statements of Operations for the nine months ended
             September 30, 2001 and 2000 (unaudited)                          4

         Consolidated Statements of Operations for the three months ended
             September 30, 2001 and 2000 (unaudited)                          5

         Consolidated Statements of Changes in Shareholders' Equity
             (Deficit) and Redeemable Preferred Stock for the year
             ended December 31, 2000 and for the nine months ended
             September 30, 2001 (unaudited)                                   6

         Consolidated Statements of Cash Flows for the nine months ended
             September 30, 2001 and 2000 (unaudited)                          7

         Notes to Consolidated Financial Statements                           8


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operation                                        10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Part II. Other Information                                                   16

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use Of Proceeds                           16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                          September 30,     December 31,
                                                                                               2001             2000
                                                                                               ----             ----
                                                                                           (Unaudited)
                                                     ASSETS
Current assets
    Cash                                                                                 $  4,113,000    $  5,350,000
    Inventories, net                                                                        7,661,000       7,294,000
    Accounts receivable                                                                       985,000         861,000
    Prepaid expenses                                                                          304,000         303,000
    Other current assets                                                                      275,000         540,000
                                                                                         ------------    ------------
          Total current assets                                                             13,338,000      14,348,000

Property and equipment, net                                                                 1,095,000       1,326,000

Other assets                                                                                  153,000         194,000
                                                                                         ------------    ------------

            Total assets                                                                 $ 14,586,000    $ 15,868,000
                                                                                         ============    ============

                                   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                                                     $  2,895,000    $  3,593,000
    Accrued expenses and other current liabilities                                          1,910,000       2,538,000
    Note payable (net of $302,000 of unamortized discount)                                         --      19,698,000
                                                                                         ------------    ------------
            Total current liabilities                                                       4,805,000      25,829,000

Commitments and contingencies

 Redeemable preferred stock - $.01 par value; 2,000,000 shares authorized and 0 and 500,000 shares issued and outstanding as of September 30, 2001 and
    December 31, 2000, respectively (liquidation preference: $20 per share
    plus accrued dividends)                                                                        --      11,088,000

Shareholders' equity (deficit)
    Series A Preferred stock - $.01 par value; 500,000 shares authorized and
       500,000 and 0 shares issued and outstanding as of September 30, 2001 and
       December 31, 2000, respectively (liquidation preference: face value plus
       accrued dividends)                                                                       5,000              --

    Series B Preferred stock - $.01 par value; 9,000,000 shares authorized and
       8,910,782 and 0 shares issued and outstanding as of September 30, 2001 and
       December 31, 2000, respectively (liquidation preference: face value plus
       accrued dividends, plus $10,000,000)                                                    89,000              --

    Common stock - $.01 par value; 40,000,000 shares authorized and 9,205,331 and
       4,924,906 shares issued and outstanding as of September 30, 2001 and December
       31, 2000, respectively                                                                  92,000          49,000

    Additional paid-in capital                                                             72,184,000      17,242,000
    Accumulated deficit                                                                   (62,589,000)    (38,340,000)
                                                                                         ------------    ------------
            Total shareholders' equity (deficit)                                            9,781,000     (21,049,000)
                                                                                         ------------    ============
            Total liabilities and shareholders' equity (deficit)                         $ 14,586,000    $ 15,868,000
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

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    Nine Months Ended
                                                                      September 30,
                                                              -----------------------------
                                                                   2001            2000
                                                                   ----            ----
Net sales                                                     $ 15,044,000    $ 11,751,000
Cost of sales                                                   10,578,000       9,680,000
                                                              ------------    ------------
     Gross profit                                                4,466,000       2,071,000


Selling, marketing and fulfillment expenses                     10,807,000      13,913,000
General and administrative expenses                              4,178,000       3,736,000
                                                              ------------    ------------
      Total                                                     14,985,000      17,649,000

Operating loss                                                 (10,519,000)    (15,578,000)

Interest income                                                    210,000         129,000

Interest expense (includes a $13,007,000 one-time, non-cash
    charge in connection with the conversion of debt and
    redeemable preferred equity to permanent equity)           (13,318,000)       (300,000)
                                                              ------------    ------------

Net loss                                                      $(23,627,000)   $(15,749,000)

Preferred stock dividends                                       (2,304,000)       (601,000)
                                                              ------------    ------------

Net loss available to common shareholders                     $(25,931,000)   $(16,350,000)
                                                              ============    ============

Basic and diluted loss per common share                             $(3.31)         $(3.32)
                                                                    ======          ======

Weighted average common shares outstanding                       7,841,240       4,924,906
                                                              ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended
                                                     September 30,
                                              ---------------------------
                                                   2001          2000
                                                   ----          ----

Net sales                                     $ 5,113,000    $ 3,455,000
Cost of sales                                   3,654,000      2,895,000
                                              -----------    -----------
     Gross profit                               1,459,000        560,000

Selling, marketing and fulfillment expenses     2,731,000      3,884,000
General and administrative expenses             1,140,000      1,278,000
                                              -----------    -----------
      Total                                     3,871,000      5,162,000

Operating loss                                 (2,412,000)    (4,602,000)

Interest income                                    62,000         29,000

Interest expense                                  (78,000)      (208,000)
                                              -----------    -----------

Net loss                                      $(2,428,000)   $(4,781,000)

Preferred stock dividends                        (622,000)      (202,000)
                                              -----------    -----------

Net loss available to common shareholders     $(3,050,000)   $(4,983,000)
                                              ===========    ===========

Basic and diluted loss per common share            $(0.33)        $(1.01)
                                                   ======         ======

Weighted average common shares outstanding      9,205,331      4,924,906
                                              ===========    ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (DEFICIT) AND REDEEMABLE PREFERRED STOCK YEAR ENDED DECEMBER 31, 2000 AND FOR THE NINE MONTHS
                       ENDED SEPTEMBER 30, 2001(Unaudited)

                                                                    Series A             Series B
                                                                 Preferred Stock      Preferred Stock            Common Stock
                                   Redeemable Preferred Stock     $.01 par value      $.01 par value            $.01 par value
                                   --------------------------     --------------      --------------            --------------


                                    Number of                    Number             Number                   Number
                                     shares         Amount     of shares   Amount  of shares    Amount     of shares       Amount
                                     ------         ------     ---------   ------  ---------    ------     ---------       ------
Balance at December 31, 1999          500,000   $ 10,286,000         --  $   --          --  $       --   4,924,906    $    49,000
Issuance of warrants in
   connection with Convertible
   Notes                                   --             --         --      --          --          --          --             --
Issuance of warrants to supplier           --             --         --      --          --          --          --             --
Accrued dividends on Series A
   Preferred Stock                         --        802,000         --      --          --          --          --             --

Net loss                                   --             --         --      --          --          --          --             --
                                    ---------   ------------    -------  ------   ---------  ----------   ---------    -----------

Balance at December 31, 2000          500,000     11,088,000         --      --          --          --   4,924,906         49,000

Conversion of Redeemable
   Preferred Stock to Preferred
   Stock Series A                    (500,000)   (11,088,000)   500,000   5,000          --          --         --              --

Conversion of debt to Preferred
   Stock Series B                          --             --         --      --   8,910,782      89,000         --              --

Sale of common stock in
   connection with Rights
   Offering ($2.34 per share)
   net of $350,000 of expenses             --             --         --      --          --          --   4,280,425         43,000

Issuance of warrants to lender             --             --         --      --          --          --          --             --

Issuance of warrants in
   exchange for services                   --             --         --      --          --          --          --             --

Issuance of warrants to investor           --             --         --      --          --          --          --             --

Net loss                                   --             --         --      --          --          --          --             --
                                    ---------   ------------    -------  ------   ---------  ----------   ---------    -----------

Balance at September 30, 2001              --   $         --    500,000  $5,000   8,910,782  $   89,000   9,205,331    $    92,000
                                    =========   ============    =======  ======   =========  ==========   =========    ===========



                                        Additional          Accumulated
                                     Paid-in capital          Deficit              Total
                                     ---------------          -------              -----
Balance at December 31, 1999          $17,482,000           $(17,231,000)      $    300,000

Issuance of warrants in
   connection with Convertible
   Notes                                  467,000                     --            467,000

Issuance of warrants to supplier           95,000                     --             95,000

Accrued dividends on Series A
   Preferred Stock                       (802,000)                    --           (802,000)

Net loss                                       --            (21,109,000)       (21,109,000)
                                      -----------           ------------       ------------

Balance at December 31, 2000           17,242,000            (38,340,000)       (21,049,000)
Conversion of Redeemable
   Preferred Stock to Preferred
   Stock Series A                      18,852,000               (622,000)        18,235,000

Conversion of debt to Preferred
   Stock Series B                      26,318,000                     --         26,407,000

Sale of common stock in
   connection with Rights
   Offering ($2.34 per share)
   net of $350,000 of expenses          9,622,000                     --          9,665,000

Issuance of warrants to lender             45,000                     --             45,000

Issuance of warrants in
   exchange for services                   31,000                     --             31,000

Issuance of warrants to investor           74,000                     --             74,000

Net loss                                       --            (23,627,000)       (23,627,000)
                                      -----------           ------------       ------------

Balance at September 30, 2001         $72,184,000           $(62,589,000)       $ 9,781,000
                                      ===========           ============        ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                      Nine Months Ended
                                                                                         September 30,
                                                                                -----------------------------
                                                                                    2001             2000
                                                                                    ----             ----
Cash flows from operating activities

  Net loss                                                                      $(23,627,000)   $(15,749,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                   550,000         560,000
     Warrants issued for service                                                      31,000              --
     Interest expense on conversion of debt to equity                             13,007,000              --
     Changes in operating assets and liabilities:
     (Increase) decrease in
          Inventories                                                               (367,000)       (914,000)
          Accounts receivable                                                       (124,000)       (505,000)
          Other current assets                                                       282,000         352,000
          Prepaid expenses                                                            (1,000)       (551,000)
          Other assets                                                                22,000         (25,000)
     Increase (decrease) in
          Accounts payable                                                           152,000      (1,325,000)
          Accrued expenses and other current liabilities                            (628,000)       (150,000)
                                                                                ------------    ------------
    Net cash used in operating activities                                        (10,703,000)    (18,307,000)
                                                                                ------------    ------------

Cash flows from investing activities
  Purchase of property and equipment                                                (199,000)       (721,000)
                                                                                ------------    ------------

Net cash used in investing activities                                               (199,000)       (721,000)
                                                                                ------------    ------------

Cash flows from financing activities
    Net proceeds from Rights Offering                                              9,665,000              --
    Proceeds from notes payable                                                           --      12,000,000
                                                                                ------------    ------------

Net cash provided by financing activities                                          9,665,000      12,000,000
                                                                                ------------    ------------

Net decrease in cash and cash equivalents                                         (1,237,000)     (7,028,000)
Cash and cash equivalents - beginning of period                                    5,350,000       7,934,000
                                                                                ------------    ------------
Cash and cash equivalents - end of period                                       $  4,113,000    $    906,000
                                                                                ============    ============

Supplemental disclosure of non cash information:
   Warrant issued to lender                                                     $     45,000    $         --
                                                                                ============    ============
   Warrant issued to investor                                                   $     74,000    $         --
                                                                                ============    ============
   Conversion of debt to equity                                                 $ 20,851,000    $         --
                                                                                ============    ============

Supplemental cash flow disclosure information:
   Interest                                                                     $      9,000    $         --
                                                                                ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at outlet store prices. The Company's Web store ("Bluefly.com" or "Web Site") which launched in September 1998, sells over 300 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail prices.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

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

NOTE 4 - FINANCING AGREEMENT

On March 30, 2001, the Company entered into a Financing Agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal is providing to the Company certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility"). The maximum amount available under the Loan Facility is an amount equal to the lesser of (i) the undrawn amount of the Soros Guarantee (defined below) plus the lesser of (x) $2 million, (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory or (ii) $10 million. As of September 30, 2001, the Company had approximately $4.0 million available under the Loan Facility. Of the total amount available under the Loan Facility as of September 30, 2001, approximately $1.9 million has been borrowed, leaving $2.1 million available against the Loan Facility. The Company pays interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. For the period ended September 30, 2001 interest expense totaled approximately $9,000.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

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

Under the Financing Agreement, Soros has the right to purchase all of the Company's obligations to Rosenthal under the Loan Facility from Rosenthal (the "Buyout Option") at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Standby Letter of Credit as consideration for Soros' purchase of such obligations. The initial term of the Financing Agreement ends on March 30, 2002. The Financing Agreement provides for automatic one year renewals unless either party provides at least 30 day prior notice of its decision not to renew.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company has determined Earnings (Loss) Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants to purchase 4,842,703 shares of Common Stock and Preferred Stock convertible into 13,184,286 shares of Common Stock were not included in the computation of diluted earnings per share because the result of the exercise of such would be antidilutive.

NOTE 6 - RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly is a leading Internet retailer of designer fashion at discounted prices. We sell over 300 brands of designer clothing, fashion accessories and home products at discounts ranging from 25% to 75% off of retail prices. In February 2001, we changed our state of incorporation from New York to Delaware. We derive revenue primarily from the sale of designer products on our Web Site. Revenue is recognized when goods are received by our customers, which occurs only after credit card authorization. We generally permit returns for any reason within 90 days of the sale. Accordingly, we reserve for estimated future returns and bad debt at the time of shipment based on historical data. However, our future return and bad debt rates could differ significantly from historical patterns.

We have incurred substantial costs to develop our Web Site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses until at least the fourth quarter of fiscal 2002.

In June 2001, we announced a streamlined operating plan designed to achieve profitability, improve efficiency and reduce our

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

need for additional capital. As part of the plan, we eliminated approximately 32 jobs, or, approximately 34% of our workforce, as well as reduced marketing and other operating expenses. In connection with these cutbacks we recorded a pre-tax charge of approximately $475,000. Of this amount, approximately $145,000 is included in selling, marketing and fulfillment costs and $330,000 is included in general and administrative expenses. There can be no assurances that this trend will continue.

Our net sales increased nearly 48% to $5,113,000 for the three months ended September 30, 2001 from $3,455,000 for the three months ended September 30, 2000. Our gross profit increased by over 160% to $1,459,000 from $560,000. Gross margin grew to 28.5% in the third quarter of 2001 from 16.2% in the third quarter of 2000. Operating loss (before interest income and interest expense) for the third quarter of 2001 decreased to $2,412,000, or $0.26 per share, from $4,602,000 or $0.93 per share, in the third quarter of 2000. This represents the fourth consecutive quarter (based on a year over year comparison) that we have reduced our operating loss. This trend is due to a continued increase in sales, an increase in gross margin, as well as a reduction in selling, marketing and fulfillment expenses and general and administrative expenses.

New customers for the third quarter of 2001 totaled 21,113. This represents a decrease of 14% compared to 24,497 new customers acquired in the third quarter of 2000. Although the number of new customers acquired during the third quarter decreased compared to the same period in the prior year, the effect was offset by the increase in the percentage of quarterly sales from repeat customers as well as the increase in average order size. The percentage of gross sales from repeat customers increased to 64% for the quarter ended September 30, 2001 from 51% in 2000. Average order size (including shipping and handling revenue) grew by over 33% to $144 in the third quarter of 2001 compared to $108 in the third quarter of 2000. Customer acquisition cost for the three months ended September 30, 2001 decreased by approximately 58% to approximately $24 from approximately $57 for the third quarter of 2000.

In accordance with Emerging Issue Task Force Issue No. 00-10, we have included revenues from shipping and handling in net revenue. Out-bound shipping costs are included in cost of sales. These amounts were previously offset against each other and included in selling, marketing and fulfillment expenses in the Statement of Operations. All prior periods have been reclassified to conform with this presentation.

Results of Operations

For the Nine Months Ended September 30, 2001 compared to the Nine Months Ended September 30, 2000

Net sales: Gross sales, which consists primarily of revenue from product sales and shipping and handling revenue (before any adjustment for reserves or promotional discounts), totaled $21,771,000 for the nine months ended September 30, 2001. We recorded a provision for returns and credit card chargebacks and other discounts of $6,727,000, or approximately 30.9% of gross sales. The reserve allowance takes into account our 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the nine months ended September 30, 2001 were $15,044,000. This represents an increase of approximately 28% compared to net sales for the nine months ended September 30, 2000, in which net sales totaled $11,751,000. The increase in sales was primarily attributable to an increase in average order size as well as an increase in sales to repeat customers. The increase in sales was partially offset by an increase in the provision for returns and credit card chargebacks of approximately 4% in 2001 compared to 2000.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 2001 totaled $10,578,000, resulting in gross margin of approximately 29.7%. Cost of sales for the nine months ended September 30, 2000 were $9,680,000, resulting in gross margin of 17.6%. The increase in gross margin resulted primarily from improved product margins and decreased cost of freight out as a percentage of revenue, attributable to a change in carrier.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses consist of costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, fulfillment costs, and customer

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

service. Selling, marketing and fulfillment expenses totaled $10,807,000 for the nine months ended September 30, 2001. Of the total selling, marketing and fulfillment expenses for the nine months ended September 30, 2001, marketing expenses related to online and print advertising totaled approximately $3,451,000, Web Site hosting costs totaled approximately $1,653,000, fulfillment costs totaled approximately $1,591,000 and salaries related to those departments totaled $1,623,000. Selling, marketing and fulfillment expenses for the nine months ended September 30, 2000 were approximately $13,913,000. Of the total selling, marketing and fulfillment expenses for the nine months ended September 30, 2000, marketing expenses related to online and print advertising totaled approximately $7,437,000, Web Site hosting costs totaled approximately $1,593,000, fulfillment costs totaled approximately $1,349,000 and salaries related to those departments totaled $1,165,000.

The decreased marketing expenses was a result of our effort to increase the efficiency of our marketing spending. The increase in Web Site hosting costs resulted from our efforts to improve the speed and stability of the Web Site and effectively handle traffic to the Web Site. The increased fulfillment costs were largely attributable to the increase in the number of receipts as well as the order volume. Included in the selling, marketing and fulfillment costs for the nine months ended September 30, 2001 are approximately $145,000 of costs associated with the Company's streamlined operating plan.

General and administrative expenses: General and administrative expenses consist of merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the nine months ended September 30, 2001 were $4,178,000 as compared to $3,736,000 for the nine months ended September 30, 2000. The increase in general and administrative expenses was largely the result of approximately $330,000 of one time costs in connection with the Company's June 2001 streamlined operating plan.

Interest expense and Interest income: Interest expense for the nine months ended September 30, 2001 totaled $13,318,000. This amount consists principally of approximately $13,007,000 of non-cash, one-time charges that were incurred in connection with the conversion of our notes payable and redeemable equity into permanent equity. This amount also includes interest expense of $175,000, related to the interest on the notes payable that were issued during fiscal 2000. In connection with the increase in the cash balance, interest income for the nine months ended September 30, 2001 increased to $210,000 from $129,000 for the nine months ended September 30, 2000.


For the Three Months Ended September 30, 2001 compared to the Three Months Ended September 30, 2000


Net sales: Gross sales, which consists primarily of revenue from product sales and shipping and handling revenue (before any adjustment for reserves or promotional discounts), totaled $7,627,000 for the three months ended September 30, 2001. We recorded a provision for returns and credit card chargebacks and other discounts of $2,514,000, or approximately 32.9% of gross sales. The reserve allowance takes into account our 90-day return policy and actual experience to date, which may vary over time. After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended September 30, 2001 were $5,113,000. This represents an increase of nearly 48% compared to net sales for the three months ended September 30, 2000, in which net sales totaled $3,455,000. The increase in sales was primarily attributed to an increase in average order size as well as an increase in sales to repeat customers. The increase in sales was partially offset by an increase in the provision for returns and credit card chargebacks of approximately 4% in 2001 compared to 2000.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended September 30, 2001 totaled $3,654,000, resulting in gross margin of approximately 28.5%. Cost of sales for the three months ended September 30, 2000 were $2,895,000, resulting in gross margin of 16.2%. The increase in gross margin resulted primarily from improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses consist of costs associated with online strategic marketing relationships, print advertising, Web Site hosting, inventory management, fulfillment cost, and customer service. Selling, marketing and fulfillment expenses totaled $2,731,000 for the three months ended September 30, 2001. Of the total selling, marketing and fulfillment expenses for the quarter ended September 30, 2001, marketing expenses related to online and print advertising totaled approximately $501,000, Web Site hosting costs totaled approximately $532,000, fulfillment costs

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

totaled approximately $624,000 and salaries related to those departments totaled $467,000. Selling, marketing and fulfillment expenses for the three months ended September 30, 2000 were approximately $3,884,000. Of the total selling, marketing and fulfillment expenses for the quarter ended September 30, 2000, marketing expenses related to online and print advertising totaled approximately $1,407,000, Web Site hosting costs totaled approximately $548,000, fulfillment costs totaled approximately $634,000 and salaries related to those departments totaled $443,000.

The decrease in marketing expenses was a result of our ability to obtain more favorable terms from certain media companies as well as our effort to increase the efficiency of our marketing spending. The decrease in Web Site hosting costs resulted from our efforts to reduce the number of web servers utilized. The decreased fulfillment costs were largely attributable to a decrease in the number of orders.

General and administrative expenses: General and administrative expenses consist of merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended September 30, 2001 were $1,140,000 as compared to $1,278,000 for the three months ended September 30, 2000. The decrease in general and administrative expenses was largely the result of cost cutting measures such as a the reduced headcount, decrease in consulting fees, and office administration costs implemented in connection with the implementation of the streamlined operating plan announced on June 19, 2001.

Interest expense and Interest income: Interest expense for the three months ended September 30, 2001 totaled $78,000 compared to $208,000 for the same period in 2000. Interest expense for the three months ended September 2000 related entirely to interest on notes that were converted in February 2001. In connection with the increase in the cash balance, interest income for the three months ended September 30, 2001 increased to $62,000 from $30,000 for the three months ended September 30, 2000.

Liquidity and Capital Resources

At September 30, 2001, we had approximately $4.1 million of cash and cash equivalents and working capital of approximately $8.5 million. In addition, as of September 30, 2001, the Company had approximately $4.0 million available under the Loan Facility. Of the total amount available under the Loan Facility as of September 30, 2001, approximately $1.9 million has been borrowed, leaving approximately $2.1 million available against the Loan Facility.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

follows: $5,000,000 was classified as debt discount on the New Note, and charged to interest expense, $2,149,000 was classified as interest expense and $622,000 was assigned to dividends.

On March 30, 2001, we entered into a Financing Agreement with Rosenthal pursuant to which Rosenthal is providing us certain credit accommodations, including loans or advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to our suppliers. The maximum amount available under the Loan Facility is an amount equal to the lesser of (i) the undrawn amount of the Soros Guarantee (defined below) plus the lesser of (x) $2 million, (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory or (ii) $10 million. We pay interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%.

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

As of September 30, 2001, we had marketing and advertising commitments of approximately $300,000 through December 31, 2001.

In order to continue to expand our product offerings, we intend to expand our relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. We expect that our suppliers will continue to include designers and retail stores

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and our Loan Facility. Due to the short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; the competitive nature of the business and the potential for competitors with greater resources to enter such business; adverse trends in the retail apparel market; the risk that recent favorable trends in sales, gross margin, gross profit and reduced sales marketing and fulfillment expenses and reductions in operating losses will not continue; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; risks that the Company will be unable to reduce the levels of losses; potential adverse effects on gross margin resulting from mark downs and allowances; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services, including the Company's dependence on United States Postal Service and U.P.S. (and the risks of a mail slowdown due to terrorist activity) and the Company's dependence on its third-party web hosting and fulfillment centers; the risk of increased mailing costs; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    The following is a list of exhibits filed as part of this Report:

         None.

(b)    Reports on Form 8-K:

         None.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2001

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                BLUEFLY, INC.

                                                By: /s/ E. Kenneth Seiff
                                                    --------------------
                                                E. Kenneth Seiff
                                                CEO and President


                                                By: /s/ Patrick C. Barry
                                                    --------------------
                                                Patrick C. Barry
                                                Chief Financial Officer

October 24, 2001