Form 10-K
period 2001-12-31
BLUEFLY INC
filed 2002-03-27
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K


[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the fiscal year ended December 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from ______ to ______

                        Commission File Number: 001-14498

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

As of March 22, 2002, there were 9,205,331 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date, based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation SmallCap Market, was approximately $15,550,000.

                                     PART I
Item 1.  Description of Business

General

Bluefly, Inc. is a leading Internet retailer of designer fashion brands at outlet store prices. We sell over 400 brands of designer apparel, fashion accessories and home products at discounts that typically range between 30% and 75% off comparable retail prices. In the 12 months of calendar year 2001, we offered over 62,000 different types of items for sale in categories such as men's, women's and children's clothing and accessories as well as house and home accessories. Since its inception, www.bluefly.com has served over 285,000 customer accounts and shipped to over 21 countries.

We were incorporated in 1991 under the laws of the state of New York as Pivot Corporation. In 1994, we changed our name to Pivot Rules, Inc. In May of 1997, we completed our initial public offering, and our common stock is listed on the Nasdaq SmallCap Market under the symbol "BFLY." In May of 1998, our Board of Directors approved the development of the Bluefly.com Web site. In June 1998, we discontinued our golf sportswear division, Pivot Rules, in order to devote all of our energy and resources to building Bluefly.com. The Web site was publicly launched in September 1998. In October 1998, shortly after selling the Pivot Rules brand and trademarks, we changed our name to Bluefly, Inc. to match the name of our website. On February 2, 2001, we reincorporated in Delaware through a merger with a wholly owned subsidiary. Our executive offices are located at 42 West 39th Street, New York, New York 10018, and our telephone number is (212) 944-8000. Our Internet address is www.bluefly.com.

In this report, the terms "we", "us", "Bluefly" and the "Company" refer to Bluefly, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

Recent Developments

On March 27, 2002, we entered into a Standby Commitment Agreement (the "Soros Standby Agreement") with Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"), and SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI", QIP and SFMDI are each affiliates of Soros Private Equity Partners LLC and are collectively and individually sometimes referred to as "Soros"). Under the Soros Standby Agreement, Soros has agreed to provide us with up to four million dollars ($4,000,000) of additional financing on a standby basis (the "Standby Commitment Amount") at any time prior to January 1, 2003; provided, however, that we may draw down on the Standby Commitment Amount only at such time that our total cash balances are less than $1,000,000. Such financing can be made in one or more tranches as determined by the members of our Board of Directors who are not Soros designees, and any and all financings made shall be on terms that are consistent with those in the market at the time the draw is made for similar investments by investors similar to Soros in companies similar to us. Subject to certain limitations the Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 27, 2002. In exchange for this commitment, but not as a substitute for additional consideration that Soros would receive if and when any financing is made pursuant to the Soros Standby Agreement, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock, par value $0.01 per share ("Common Stock"), at an exercise price of $1.68 per share (the 20 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time until March 27, 2007. In connection with the issuance of this warrant, Soros agreed that the issuance of this warrant shall not trigger the anti-dilution provision of Section 5.8.6 of our Certificate of Incorporation. See, "Risk Factors - "Certain Events Could Result in Significant Dilution of Your Ownership of our Common Stock."

On March 22, 2002, we amended our Financing Agreement (the "Rosenthal Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers (the "Loan Facility"). Under the terms of this amendment (the "Rosenthal Amendment"), we extended the Rosenthal Financing Agreement until March 30, 2003, reduced the annual fee we pay Rosenthal for the Loan Facility from $20,000 to $10,000, agreed to a decrease from $2.5 million to $1.5 million in the face amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help secure the Loan Facility, and limited the maximum amount available under the Loan Facility to an amount equal to the Soros Guarantee plus the lowest of
(x) $1 million, (y) 20% of the book value of our inventory and (z) the full liquidation value of our inventory. In addition, pursuant to the Rosenthal Amendment, we adjusted the threshold amount that entitles Rosenthal to take control of certain of our cash accounts for a period of time to be 90% of the maximum amount available under the Loan Facility instead of 90% of the Soros Guarantee as had been provided previously.

As of March 22, 2002, the maximum amount available under the Loan Facility was approximately $2.5 million, of which $2.2 million was outstanding as of such date. See, "Risk Factors - "We Have Granted A Lien On Substantially All Of Our Assets" and "We May Not Generate Sufficient Cash Flow To Pay Our Indebtedness Under The Rosenthal Financing Agreement."

As partial consideration for the Rosenthal Amendment, we extended from March 30, 2006 to March 30, 2007 the termination date of the warrant we issued to Rosenthal on March 30, 2001 to purchase 50,000 shares of our Common Stock at an exercise price of $2.34 per share.

On March 22, 2002, in connection with the Rosenthal Amendment, we amended the Reimbursement Agreement (the "Reimbursement Agreement") pursuant to which Soros agreed to guarantee a portion of the Loan Facility to reduce the total amount of standby letters of credit that Soros is obligated to issue to secure the Loan Facility to $1.5 million from $4 million. We are obligated to reimburse Soros for any amounts it pays to Rosenthal pursuant to the Reimbursement Agreement. Our obligation to Rosenthal is secured by a lien on substantially all of our assets and we have granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. In exchange for Soros' agreement to maintain the Soros Guarantee until August 15, 2003, we issued to Soros a warrant to purchase 60,000 shares of our Common Stock at an exercise price of $1.66 per share (the 20 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time until March 30, 2007. In connection with the issuance of this warrant, Soros agreed that the issuance of this warrant shall not trigger the anti-dilution provision of Section 5.8.6 of our Certificate of Incorporation.

Based on current plans and assumptions relating to our operations as well as proceeds from prior financings together with the Soros Standby Agreement, the Loan Facility, existing resources and cash generated from operations, we believe that we have sufficient resources to satisfy our cash requirements through the end of 2002. Of course, there can be no assurance that such expectations will prove to be correct. Moreover, we may seek additional debt and/or equity financing in order to grow of our business. The environment for raising investment capital by companies in the Internet industry has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, prospects, financial condition and results of operations. See, "Risk Factors - "We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds" and "Certain Events Could Result in Significant Dilution of Your Ownership of our Common Stock."

On March 12, 2002, we entered into a Software License and Service Agreement with Blue Martini Software, Inc ("Blue Martini"). Beginning in March 2002, with the assistance of consultants from Blue Martini, we plan to develop an improved version of our Web site based on Blue Martini Software. Once launched, we expect that the upgraded Web site will provide us with better tools to create and manage on-site marketing promotions, more robust analytical tools to measure the performance of on-site promotions, greater site stability, and a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need. We expect to launch the new Web site during the third quarter of 2002. Of course, there can be no assurance that the new Web site will be launched when scheduled, that such expectations will prove to be correct or that any results will have a positive effect on our business. See, "Risk Factor - The Development Of A New Web Site May Place A Significant Strain On Our Management And Certain Key Personnel."

Business Strategy

Bluefly strives to be the "Store of First Resort for Fashion" by offering the most compelling combination of selection, value, service and convenience. By selectively acquiring end-of-season and excess inventory of high-end designer fashion products and offering a friendly, convenient and upscale shopping atmosphere, we believe that we are creating a hybrid retail environment that combines the best of the three traditional retail channels: full price department stores; catalogs; and traditional off-price stores.

Each of the three traditional retail channels offers something different to consumers. Full price department stores typically offer a wide selection of top designer products and make substantial efforts to provide good customer service. Often missing from the full price department store experience are convenience (of necessity, consumers must travel to and from the store, which in some instances can take several hours) and discounts (while full price stores generally have price mark-downs, their typical discount to the consumer is significantly lower than that of off-price stores). While catalogs offer convenience and good customer service, they generally do not offer discounts or a wide selection of designer products (many catalogs, such as J.Crew, Lands' End, and Victoria Secret, are "vertical brands" that sell one brand of products). Off-price stores, such as T.J. Maxx and Ross Stores, typically offer significant discounts to the customer but do not offer the designer brand selection and customer service of full price department stores or the convenience of catalogs.

Bluefly seeks to combine the best that these three traditional channels have to offer with added benefits offered only by the Internet. At Bluefly.com, we aim to offer the designer selection of a full price department store, the customer service of a high-end retailer or catalog, the discounts of an off-price store, the convenience of 24/7 shopping from home or the office, and sophisticated search and sort functionality made possible by the Internet. We recognize that we will not be able to satisfy all of our customers, all of the time, but then no retailer can. Our proposition to the consumer is simply this: "Come to Bluefly.com first for all of your fashion needs. We will do our best to exceed your expectations and, if we have what you are looking for, you will receive top designer merchandise at a discount and outstanding customer service in a friendly, convenient, upscale environment. In those instances (which we hope to be rare) where our designer selection does not meet your needs, the cost to you will be the few minutes it took to browse or search our Web site. We, on the other hand, will have the opportunity to complete many more sales with you if we successfully build an experience that convinces you to visit us first to see if we can fill your fashion needs." For these reasons, we hope to become the "Store of First Resort for Fashion."

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 400 top designer brands that we offer on our Web site. We recognize that liquidating excess inventory can be a "necessary evil" and that brand dilution can occur when a brand's product is offered in a traditional discount environment. We would like to make the liquidation of excess inventory a positive experience for our vendors rather than a distasteful one. We intend to do this by treating our suppliers with honesty and respect and by creating a high-end retail environment that offers only a premium matrix of brands. In doing so, we hope that Bluefly's younger, affluent customer base will come to understand our suppliers' brands as the designer intended.

We do not believe that we can become the "Store of First Resort for Fashion" without using the Internet as a platform. The direct marketing of excess and end-of-season apparel, fashion accessories and home products requires a cost-effective medium that can display a large number of products, many of which are in limited supply, and some of which are neither available in all sizes nor easily replenished. We believe print catalogs are not well suited to this task. The paper, printing, mailing and other production costs of a print catalog can be significant. To support these costs, a traditional cataloger typically requires products that are replenishable, available in a full range of sizes and in substantial quantities. Similarly, retailing on television is costly and requires substantial quantities of products that are available in all sizes in order for it to be an economical medium. In addition, the number of items that can be displayed on television is limited, and television does not allow viewers to search for products that interest them. The availability of excess inventory of high-end apparel and accessories is often at odds with these needs as such merchandise is rarely replenishable and frequently offered in incomplete color and size ranges.

The Internet, however, can be a far less expensive and far more effective medium. By using the Internet as our platform, the number of items that we offer is not limited by the high costs of printing and mailing catalogs. With the Internet, we can automatically update product images as new products arrive and other items sell out. By integrating real-time databases containing information about both inventory and customers' size and brand preferences, we can create a personalized shopping environment and allow our customers to search for the products that specifically interest them, and more importantly, limit what they see to the items in their size. In addition, we believe that we are able to more economically and efficiently maintain an upscale environment through the design of a single online storefront.

We believe that we have created a customer experience that is fundamentally better than that offered by traditional off-price retailers. Similarly, we believe that our upscale atmosphere, professional photography and premium brand matrix create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels.

E-Commerce And The Online Apparel Market

The dramatic growth of e-commerce has been widely reported and is expected to continue. In May 2001, Jupiter Media Metrix estimated that U.S. online retail sales would increase from $34 billion in 2001 to $104 billion in 2005 and $130 billion by 2006.

In January 2002, Forrester Research, Inc. ("Forrester") estimated that online purchases by U.S. consumers increased by 12% in 2001 to $47.6 billion. We believe that a number of factors will contribute to the growth of e-commerce, including (i) shoppers' growing familiarity and comfort with shopping online;
(ii) the proliferation of devices to access the Internet, and (iii) technological advances that make navigating the Internet faster and easier.

According to a September 2001 report by Forrester, U.S. online apparel sales reached $5.6 billion in 2001 and are expected to reach over $17 billion in 2005. We believe that the market for online sales of apparel is growing faster than many other retail categories as a result of a confluence of trends, including
(i) the growth of the number of women online, (ii) the expansion of online traffic from technology oriented users to users with mainstream demographics and
(iii) the development of sophisticated tools to search complex product categories such as apparel. Of course, there can be no assurance that such expectations will prove to be correct or that they will have a positive effect on our business.

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

In this regard, it may be worth noting that, based on a 2000 report by the Direct Marketing Association, of the $67.7 billion of U.S. catalog sales to consumers, over $11 billion is attributable to apparel and apparel related items. The success of companies such as J.Crew and Lands' End is perhaps the best evidence that people are prepared to purchase clothing and accessories remotely despite the fact that no catalog can convey the tactile element of clothing or provide a fitting room in which consumers can try on clothing.

Marketing

We are seeking to position ourselves as the fashion consumer's store of first resort, combining the service and selection found at high-end retailers with savings typically available only at off-price stores or company-owned outlet stores. We seek to incorporate this branding effort into all aspects of our operations, including advertising, customer service, site experience, packaging and delivery. We acquire new customers through multiple channels, including traditional and online advertising, direct marketing and print advertising.

Merchandising

Our merchandising efforts are led by a team of buyers who hail from such venerable retailers as Saks Fifth Avenue, Bergdorf Goodman and Henri Bendel. We buy merchandise directly from designers as well as from retailers and other third party, indirect resources. Currently, we offer products from more than 400 name brand designers, which we believe to be the widest selection of designers available from any online store. We have established direct supply relationships with over 200 such designers. We believe that we have been successful in opening up over 200 direct supply relationships, in part, because we have devoted substantial resources to establishing Bluefly.com as a high-end retail environment. In this regard, we are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers to liquidate their excess inventory.

For a number of reasons, we believe that our inventory risk can be lower than that of traditional retailers:

      o By centralizing our inventory, we believe that we will be able to optimize inventory turns because we will not be forced to anticipate sales by region or allocate merchandise between multiple locations;

      o Our Web site captures a tremendous amount of customer data that we can use to optimize our purchase of inventory;

      o Unlike traditional brick-and-mortar retailers and catalogs, we can change the pricing of our products almost instantaneously and can price products based on supply and demand; and

      o Unlike traditional brick-and-mortar retailers, which have a limited amount of shelf space, significant rent payments and attendant sales personnel costs, we hold inventory in a warehouse with a lower per square foot rental charge, lower personnel costs and more shelf space.

These factors can create lower inventory carrying costs. Of course, there can be no assurance that we will be able to leverage successfully any of these potential advantages.

Warehousing And Fulfillment

When we receive an order, the information is transmitted to our third party warehouse and fulfillment center located in Virginia, where the items included in the order are picked, packed and shipped directly to the customer. Our inventory database is updated on a real-time basis, allowing us to display on our Web site only those styles, sizes and colors of product available for sale. We strive to pick, pack and ship all of our orders within 48 hours of receipt of the order. In December 2001, during our peak weeks of the holiday season, approximately 99% of our orders were shipped within 24 hours of receipt of the order.

Customer Service

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts. Our customer service effort starts with our Web site, which is designed to provide an intuitive shopping experience. An easy to use help center is available on the Web site and is designed to answer many of our customers' most frequently asked questions. For customers who prefer e-mail or telephone assistance, customer service representatives are available seven days a week to provide assistance. To insure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 90 days of the sale for a full refund.

Technology

We have implemented a broad array of state-of-the-art technologies that facilitate Web site management, complex database search functionality, customer interaction and personalization, transaction processing, fulfillment and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology ("SSL") such that all data is transmitted via a fully DES 128-bit encrypted session.

In March 2002, we moved to another major Internet service provider to host Bluefly.com and provide certain hardware and software as well as year-round 24-hour systems support. The server and network architecture is designed to provide high speed, reliable access 24 hours a day, 365 days a year and allow for rapid scaling of hardware and bandwidth to accommodate sudden increases in site traffic. See, "Risk Factor - We Are Heavily Dependent on Third-Party Relationships."

In March 2002, we also entered into a Software License and Service Agreement with Blue Martini. Beginning in March 2002, with the assistance of consultants from Blue Martini, we plan to develop an improved version of our Web site based on Blue Martini Software. Once launched, we expect that the upgraded Web site will provide us with better tools to create and manage on-site marketing promotions, more robust analytical tools to measure the performance of on-site promotions, greater site stability, and a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need. We expect to launch the new Web site during the third quarter of 2002. Of course, there can be no assurance that the new Web site will be launched when scheduled, that such expectations will prove to be correct or that they will have a positive effect on our business. See, "Risk Factor - The Development Of A New Web Site May Place A Significant Strain On Our Management And Certain Key Personnel."

Competition

Electronic commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market. Our competition for online customers comes from a variety of sources, including existing land-based retailers such as Neiman Marcus, Saks Fifth Avenue, The Gap, Nordstrom, and Macy's, which are using the Internet to expand their channels of distribution, and less established companies such as eLuxury, which are building their brands online. In addition, our competition for customers comes from traditional direct marketers such as L.L. Bean, Lands' End, J.Crew and Spiegel's, television direct marketers such as QVC, and land-based off-price retail stores, such as T.J. Maxx, Marshalls, Filene's Basement and Loehmanns, which may or may not use the Internet in the future to grow their customer base. Many of these competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, we expect additional competitors to emerge in the future.

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

Governmental Approvals And Regulations

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. Although we are not aware of any permits or licenses that are required in order for us to sell apparel and fashion accessories on the Internet, permits or licenses may be required from international, federal, state or local governmental authorities to operate or to sell certain other products on the Internet in the future. No assurances can be given that we will be able to obtain such permits or licenses. We may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurance can be made that we will be able to comply with such legislation or statutes. Our Internet operations are not currently impacted by federal, state, local and foreign environmental protection laws and regulations.

Employees

As of March 15, 2002, we had 59 full-time employees and seven part-time employees, as compared to 77 full-time and nine part-time employees as of March 31, 2001. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

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

We Have A History Of Losses And Expect That Losses Will Continue In The Future. As of December 31, 2001, we had an accumulated deficit of $63,968,000. We incurred net losses from continuing operations of $25,006,000, $21,109,000 and $13,257,000 for the years ended December 31, 2001, 2000 and 1999, respectively. We have incurred substantial costs to develop our Web site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses at least until the fourth quarter of 2002. Although we expect to be profitable in the fourth quarter of 2002, we anticipate losses in the first two quarters of 2003 and perhaps beyond. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds. We may need additional financing to effect our business plan. In March 2002, we amended the Rosenthal Financing Agreement to reduce the maximum amount available for borrowing under the facility. See "Recent Developments." We anticipate, based on current plans and assumptions relating to our operations, that the proceeds from prior financings together with the Standby Commitment Agreement, the Loan Facility, existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of fiscal 2002. However, we may seek additional debt and/or equity financing in order to maximize the growth of our business. The environment for raising investment capital by companies in the Internet industry has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, prospects, financial condition and results of operations. See, "Risk Factors - Certain Events Could Result In Significant Dilution Of Your Ownership Of Common Stock."

We Have Granted A Lien On Substantially All Of Our Assets. Under the terms of the Rosenthal Financing Agreement, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers (the "Loan Facility"). Pursuant to the Rosenthal Financing Agreement, we gave a first priority lien to Rosenthal on substantially all of our assets, including our cash balances. In connection with the Rosenthal Financing Agreement, we entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to guarantee a portion of the Loan Facility, we agreed to reimburse Soros for any amounts it paid to Rosenthal pursuant to such guarantee and we granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. If we are unable to meet certain obligations under the Rosenthal Financing Agreement, Rosenthal and Soros would be entitled, among other things, to sell the assets on which liens have been granted to satisfy our obligations under the Rosenthal Financing Agreement and the Reimbursement Agreement. See, "Risk Factors -- Certain Events Could Result in Significant Dilution of Your Ownership of our Common Stock."

We May Not Generate Sufficient Cash Flow To Pay Our Indebtedness Under The Rosenthal Financing Agreement. Our ability to make payments under the Rosenthal Financing Agreement will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness under the Rosenthal Financing Agreement throughout the term of the agreement. A default under the Rosenthal Financing Agreement also could result in a significant dilution of your ownership of our common stock. See, "Risk Factors - We Have Granted A Lien On Substantially All Of Our Assets" and "Certain Events Could Result In Significant Dilution of Your Ownership of Our Common Stock."

We May Not Generate Sufficient Cash Flow To Comply With Our Financial Covenants Under The Rosenthal Financing Agreement. Our ability to comply with our financial covenants under the Rosenthal Financing Agreement depends on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to comply with our financial covenants under the Rosenthal Financing Agreement. A default under the Rosenthal Financing Agreement also could result in a significant dilution of your ownership of our common stock. See, "Risk Factors - We Have Granted A Lien On Substantially All Of Our Assets" and "Certain Events Could Result In Significant Dilution of Your Ownership of Our Common Stock."

Our Limited Operating History Makes Forecasting Our Revenues Difficult. Having launched Bluefly.com in September 1998, we have a limited operating history and it is therefore difficult for us to forecast our revenues accurately. We base our current and future expense levels and operating plans on expected revenues, but in the short term a significant portion of our expenses are fixed. Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our net loss in a given quarter to be greater than expected and could also cause our operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock could decline significantly.

We Purchase Product From Some Indirect Supply Sources, Which Increases Our Risk of Litigation. We purchase merchandise both directly from brand owners and indirectly from retailers and third party distributors. The purchase of merchandise from parties other than the brand owners increases the risk that we will mistakenly purchase and sell non-authentic or damaged goods. We have taken steps to ensure that we sell only authentic, high quality name brand products and to avoid selling any non-authentic or damaged goods. While we believe that our procedures are effective, the possibility for error exists and therefore we face potential liability under applicable laws, regulations, agreements and orders for the sale of non-authentic or damaged goods. Moreover, any claims by a brand owner, with or without merit, could be time consuming, result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, prospects, financial condition and results of operations.

Brand Owners Could Establish Procedures To Limit Our Ability To Purchase Products Indirectly. Brand owners have implemented, and are likely to continue to implement, procedures to limit or control off-price retailers' ability to purchase products indirectly. In addition, several brand owners in the U.S. have distinctive legal rights rendering them the only legal importer of their respective brands into the U.S. If we acquire such product indirectly from distributors and other third parties who may not have complied with applicable customs laws and regulations, such goods could be subject to seizure from our inventory by U.S. Customs Service, and the importer may have a civil action for damages against us. See, "Risk Factors - We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk."

Our Growth May Place A Significant Strain On Our Management And Administrative Resources And Cause Disruptions In Our Business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our management and administrative resources. Any failure to manage growth effectively could have a material adverse effect on our business, financial condition and results of operations. To be successful, we must continue to implement information management systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, merchandising, operations and technology functions. Moreover, our business is dependent upon our ability to expand our third-party fulfillment operations, customer service operations, technology infrastructure, and inventory levels to accommodate increases in demand, particularly during the peak holiday selling season. Our planned expansion efforts in these areas could cause disruptions in our business. Any failure to expand our third-party fulfillment operations, customer service operations, technology infrastructure or inventory levels at the pace needed to support customer demand could have a material adverse effect on our business, prospects, financial condition and results of operations.

The Development Of A New Web Site May Place A Significant Strain On Our Management And Certain Key Personnel. On March 12, 2002, we entered into a Software License and Service Agreement with Blue Martini. Beginning in March 2002, with the assistance of consultants from Blue Martini, we plan to develop an improved version of our Web site based on Blue Martini Software. The development of an upgraded Web site is a major undertaking and will consume significant amounts of time and attention from certain members of the management team and other key personnel. While we believe that this project is a wise investment in our future, the return on this investment is not certain and the time and attention required to develop the new Web site could result in our inability to undertake certain initiatives that could have a more immediate, positive impact on our business and/or distract us from other areas of our business that require the time and attention of those involved in the development of the new Web site.

We Are Heavily Dependent On Third-Party Relationships. We are heavily dependent upon our relationships with our fulfillment operations provider and Web hosting provider, as well as delivery companies like UPS and the United States Postal Service to service our customers' needs. To the extent that there is a slowdown in mail service or package delivery services, whether as a result of labor difficulties, terrorist activity or otherwise, our business, prospects, financial condition and results of operations could be adversely impacted. We began using a new fulfillment operations provider in August 2000 and a new Web hosting facility in March 2002 and have a limited operating history with each of these service providers. The failure of our fulfillment operations provider or Web hosting provider to properly perform their services for us could have a material adverse effect on our business, prospects, financial condition and results of operations. Our business is also generally dependent upon our ability to obtain the services of other persons and entities necessary for the development and maintenance of our business. If we fail to obtain the services of any such person or entities upon which we are dependent on satisfactory terms, or we are unable to replace such relationship, it would have a material adverse impact on our business, prospects, financial condition and results of operations.

Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock. As of December 31, 2001, there were outstanding options to purchase 4,343,203 shares of Common Stock issued under our 1997 and 2000 Stock Option Plans, warrants to purchase 475,000 shares issued to Soros, and additional warrants and options to purchase an aggregate of 160,500 shares of Common Stock. This excludes the warrants issued to Soros in March 2002, in connection with the Soros Standby Agreement and the Reimbursement Agreement. See, "Recent Developments." The exercise of our outstanding options and warrants would dilute the then existing stockholders' percentage ownership of our stock, and any sales in the public market of Common Stock underlying such securities could adversely affect prevailing market price of the Common Stock.

To the extent that Rosenthal draws on any standby letter of credit issued by Soros during the continuance of a default under the Rosenthal Financing Agreement or that at any time the total amount outstanding under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility, we will be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of our Common Stock on the ten days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the ten days after the date of issuance.

The 500,000 shares of Series A Preferred Stock outstanding are convertible into an aggregate of 4,273,504 shares of Common stock (plus any shares of Common Stock issued upon conversion in payment of any accrued and unpaid dividends on the Series A Preferred Stock). The 8,910,782 shares of Series B Preferred Stock outstanding are convertible into an aggregate of 8,910,782 shares of Common Stock (plus any shares of Common Stock issued upon conversion in payment of any accrued and unpaid dividends on the Series B Preferred Stock). The Series B Preferred Stock contains anti-dilution provisions pursuant to which, subject to certain exceptions, in the event that we issue or sell Common Stock or new securities convertible into Common Stock in the future for less than $2.34 per share of Common Stock, the number of shares of Common Stock to be issued upon the conversion of the Series B Preferred Stock would be increased to a number equal to the face amount of the Series B Preferred Stock (plus any accrued and unpaid dividends) divided by the price at which such Common Stock or other new securities are sold.

Under the Soros Standby Agreement, Soros has agreed to provide us with up to four million dollars ($4,000,000) of additional financing on a standby basis at any time prior to January 1, 2003; provided, however, that we may draw down on the Standby Commitment Amount only at such time that our total cash balances are less than $1,000,000.

Any and all financings made shall be on terms that are consistent with those in the market at the time the draw is made for similar investments by investors similar to Soros in companies similar to us. The terms of such financing are likely to entail additional issuances of equity securities to Soros which will result in further dilution to your ownership of Common Stock and which may trigger the anti-dilution provisions under the Series B Preferred Stock referred to above.

We Are In Competition With Companies Much Larger Than Ourselves. Electronic commerce generally and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market and is rapidly changing and intensely competitive. Our competition for online customers comes from a variety of sources including:

      o existing land-based, full price retailers, such as Neiman Marcus, Saks Fifth Avenue, Nordstrom, The Gap, and Macy's, which are using the Internet to expand their channels of distribution;

      o less established companies, such as eLuxury, which are building their brands online;

      o traditional direct marketers, such as L.L. Bean, Lands' End, J. Crew and Spiegel's;

      o     television direct marketers such as QVC; and

      o traditional off-price retail stores such as T.J. Maxx, Marshalls, Ross, Filene's Basement and Loehmanns, which may or may not use the Internet to grow their customer base.

We expect competition in our industry to intensify and believe that the list of our competitors will grow. Many of our competitors and potential competitors have longer operating histories, significantly greater resources, greater brand name recognition and more firmly established supply relationships. We believe that the principal competitive factors in our market include:

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

We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk. Although we believe we can establish and maintain relationships with brand owners and third-party distributors of merchandise who will offer competitive sources of merchandise, there can be no assurance that we will be able to obtain the quantity, selection or brand quality of items that we believe is necessary. The Company acquired approximately 5.3% and 15.3% of its inventory from one supplier in 2001 and 2000, respectively. We have no agreements controlling the long-term availability of merchandise or the continuation of particular pricing practices. Our contracts with suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our business, prospects, financial condition and results of operation would be materially adversely affected. See, "Risk Factors - Brand Owners Could Establish Procedures to Limit Our Ability to Purchase Products Indirectly."

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

We May Not Be Able To Implement Our Growth Strategy. Our future success, and in particular our revenues and operating results, depend upon our ability to successfully execute several key aspects of our business plan. We must continually increase the dollar volume of transactions booked through Bluefly.com, either by generating significantly higher and continuously increasing levels of traffic to Bluefly.com or by increasing the percentage of visitors to our online sites who purchase products, or through some combination thereof. We must also achieve a high level of repeat purchasers and gross profit. In addition, we must deliver a high level of customer service and compelling content. There can be no assurance that we will be effective in increasing:

      o     the dollar volume of products purchased through Bluefly.com;

      o     traffic to Bluefly.com;

      o     the percentage of visitors who purchase products;

      o     the gross profit; or

      o     the number of repeat purchasers.

The failure to do one or more of the foregoing would likely have a material adverse effect on our business, prospects, financial condition and results of operations.

Due To Our Use Of The Internet And Web Servers As Presentation Vehicles, Our Success Depends On Continued Development And Maintenance Of These Technologies By Other Companies. The Internet and other online services may not be accepted as a viable commercial marketplace for a number of reasons, including potentially inadequate development of the necessary network infrastructure or delayed development of technologies that provide access to the Internet and improve the performance of Internet services. To the extent that the Internet and other online services, such as AOL, continue to experience significant growth in their number of users, their frequency of use or an increase in their bandwidth requirements, there can be no assurance that the infrastructure for the Internet and other online services will have sufficient bandwidth or other technical features to support the increased demands placed upon them. In addition, the Internet or other online services could lose their viability due to delays in the development or adoption of new standards and protocols required to handle increased levels of Internet or other online service activity, or due to increased governmental regulation. Changes in or insufficient availability of telecommunications services to support the Internet or other online services also could result in slower response times and adversely affect usage of the Internet and other online services generally and Bluefly.com in particular. If use of the Internet and other online services does not continue to grow or grows more slowly than expected or if the infrastructure for the Internet and other online services does not effectively support growth that may occur, our business, prospects, financial condition and results of operations would be materially adversely affected.

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

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. Furthermore Internet usage slows down in the summer months. We and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales. Recently, the retail apparel market has suffered a downturn in sales requiring many retailers to significantly reduce prices and discount merchandise. The current downturn and any future downturn, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations. Alternatively, any upturn, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues. See, "Risk Factors - We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability of Merchandise Is At Risk."

There Can Be No Assurance That Our Technology Systems Will Be Able To Handle Increased Traffic. A key element of our strategy is to generate a high volume of traffic on, and use of, Bluefly.com. Accordingly, the satisfactory performance, reliability and availability of Bluefly.com, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues will depend on the number of visitors who shop on Bluefly.com and the volume of orders we can handle. Unavailability of our Web site or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on Bluefly.com or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of Bluefly.com or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis.

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

If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or customer requirements, our business, prospects, financial condition and results of operations would be materially adversely affected.

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

Our Success Is Dependent Upon Our Ability To Attract New Key Personnel. Our operations will also depend to a great extent on our ability to attract new key personnel with relevant experience and retain existing key personnel in the future. The market for qualified personnel is extremely competitive. Our failure to attract additional qualified employees could have a material adverse effect on our business, prospects, financial condition and results of operations.

There Are Inherent Risks Involved In Expanding Our Operations. We may choose to expand our operations by developing new Web sites in addition to the upgraded Web site we intend to launch based on Blue Martini Software, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered, expanding our market presence through relationships with third parties, adopting non-Internet based channels for distributing our products, or consummating acquisitions or investments. Expansion of our operations in this manner would require significant additional expenses and development, operations and editorial resources and would strain our management, financial and operational resources. There can be no assurance that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Web site that is not favorably received by consumer or trade customers could damage our reputation.

We May Be Liable For Infringing The Intellectual Property Rights Of Others. Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims alleging infringement of the trademarks and other intellectual property rights of third parties. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims. We could also incur substantial costs in asserting our intellectual property or proprietary rights.

We Cannot Guarantee The Protection Of Our Intellectual Property. Our intellectual property is critical to our success, and we rely on trademark, copyright, and trade secret protection to protect our proprietary rights. Third parties may infringe or misappropriate our trademarks or other proprietary rights, which could have a material adverse effect on our business, prospects, results of operations or financial condition. While we enter into confidentiality agreements with our employees, consultants and strategic partners and generally control access to and distribution of our proprietary information, the steps we have taken to protect our proprietary rights may not prevent misappropriation. We are pursuing registration of various trademarks and service marks in the United States and abroad. Effective trademark, copyright and trade secret protection may not be available in every country in which our products will be available. We intend to effect appropriate registrations internationally and domestically as we expand our operations. There can be no assurance that the United States or foreign jurisdictions will afford us any protection for our intellectual property. There also can be no assurance that any of our intellectual property rights will not be challenged, invalidated or circumvented. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving.

Unauthorized Security Breaches To Our Service Could Harm Our Business. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. In addition, we maintain an extensive confidential database of customer profiles and transaction information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. We may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

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

Soros Owns A Majority Of Our Stock. As of March 27, 2002, through its holdings of Common Stock, as well as Preferred Stock and warrants convertible into Common Stock, Soros beneficially owned, in the aggregate, approximately 78% of our

Common Stock. The holders of Preferred Stock vote on an "as-converted" basis with the holders of the Common Stock. By virtue of their ownership of Preferred Stock, Soros has the right to appoint two designees to our Board of Directors, each of whom has seven votes on any matter voted upon by our Board of Directors. Collectively, these two designees have 14 out of 19 possible votes on each matter voted upon by our Board of Directors. In addition, we are required to obtain the approval of holders of Preferred Stock prior to taking certain actions. The holders of the Preferred Stock have certain pre-emptive rights to participate in future equity financings and certain anti-dilution rights which could result in the issuance of additional securities to such holders. In view of their large percentage of ownership and rights as the holders of Preferred Stock, Soros effectively controls our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger. The draw down of funds by the Company under the Soros Standby Agreement is likely to result in additional issuances of equity securities to Soros that will increase Soros' ownership of Common Stock. See, "Risk Factors - Certain Events Could Result In Significant Dilution of Your Ownership Of Common Stock."

Change Of Control Covenant And Liquidation Preference of Series A Preferred Stock And Series B Preferred Stock. We have agreed with Soros, that for so long as any shares of Series A Preferred Stock or Series B Preferred Stock are outstanding, we will not take any action to approve or otherwise facilitate any merger, consolidation or change of control, unless provisions have been made for the holders of Series A Preferred Stock and Series B Preferred Stock to receive from the acquiror an amount in cash equal to the respective aggregate liquidation preferences of the Series A Preferred Stock and Series B Preferred Stock. The Series A liquidation preference is equal to the greater of (i) $10,000,000 (plus any accrued and unpaid dividends) and (ii) the amount that the holder of the share would receive if it were to convert into shares of Common Stock immediately prior to liquidation. The Series B liquidation preference is equal to the greater of (i) $30,000,000 (plus any accrued and unpaid dividends) and (ii) the amount that the holder of the share would receive if it were to convert into shares of Common Stock immediately prior to liquidation.

The Holders Of Our Common Stock May Be Adversely Affected By The Rights Of Holders Of Preferred Stock That May Be Issued In The Future. Our certificate of incorporation and by-laws, as amended, contain certain provisions that may delay, defer or prevent a takeover. Our Board of Directors has the authority to issue up to 15,500,000 additional shares of preferred stock, and to determine the price, rights, preferences and restrictions, including voting rights, of those shares, without any further vote or action by the stockholders. Accordingly, our Board of Directors is empowered, without approval of the holders of Common Stock, to issue preferred stock, for any reason and at any time, with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and other characteristics as they may deem necessary. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

Item 2.  Properties

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The lease expires in 2010. Our total lease payments for the current space during 2001 were approximately $407,000.

Item 3.  Legal Proceedings

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

Item 4.  Submission Of Matters To A Vote Of Security Holders

None.

                                     PART II

Item 5.  Market For Common Equity And Related Stockholder Matters

Market Information

The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on The Nasdaq SmallCap Market and the Boston Stock Exchange. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market:

                Fiscal 2001                     High              Low
                -----------                     -----            -----
                First Quarter                   $2.41            $0.50
                Second Quarter                  $1.82            $0.93
                Third Quarter                   $1.09            $0.51
                Fourth Quarter                  $2.65            $0.62

                Fiscal 2000                     High              Low
                -----------                    ------            -----
                First Quarter                  $15.98            $7.50
                Second Quarter                 $ 9.50            $1.78
                Third Quarter                  $ 4.75            $1.84
                Fourth Quarter                 $ 2.94            $0.44

Holders

As of March 15, 2002, there were approximately 106 holders of record of the Common Stock. We believe that there were more than 5,000 beneficial holders of the Common Stock as of such date.

Dividends

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sale Of Unregistered Securities

In exchange for the Soros Standby Agreement (but not as a substitute for additional consideration that Soros would receive if and when any financing is made pursuant to the Soros Standby Agreement) we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price of $1.68 per share, exercisable at any time until March 27, 2007. See, "Recent Developments."

In exchange for Soros' agreement to maintain the Soros Guarantee until August 15, 2003, we issued to Soros a warrant to purchase 60,000 shares of our Common Stock at an exercise price of $1.66 per share, exercisable at any time until March 30, 2007. See, "Recent Developments."

Each such sale was exempt from registration under the Securities Act of 1933, as amended (the "Act"), pursuant to Section 4(2) of the Act, as it was a transaction not involving a public offering.

Item 6.   Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of future results. All data in thousands except share data:

                                                                            Year Ended December 31,
                                                                            -----------------------
                                                       2001          2000            1999            1998           1997
                                                       ----          ----            ----            ----           ----
Statement of Operations Data:

Net sales                                            $22,950        $17,512         $5,109         $  243         $    -
Cost of sales                                         15,954         14,018          4,554            297              -
                                                     -------        -------         ------         ------         ------
         Gross profit (loss)                           6,996          3,494            555            (54)             -

Selling, marketing and fulfillment expenses           13,765         18,797         10,794          1,118              -
General and administrative expenses                    5,098          5,296          3,450          1,166            819
Internet business start up costs                           -              -              -            332              -
                                                     -------        -------         ------         ------         ------
         Total operating expenses                     18,863         24,093         14,244          2,616            819

Operating loss from continuing operations            (11,867)       (20,599)       (13,689)        (2,670)          (819)
Interest (expense)/other income                      (13,139)          (510)           430            142            123
         Loss from continuing operations             (25,006)       (21,109)       (13,257)        (2,478)          (469)
         Net loss                                    (25,006)       (21,109)       (13,194)        (3,656)          (381)
Basic and diluted (loss) per share:                   $(3.41)        $(4.45)        $(2.82)        $(1.32)        $(0.18)
         Continuing Operations                        $(3.41)        $(4.45)        $(2.83)        $(0.89)        $(0.22)

Basic and diluted weighted average shares
outstanding available to common stockholders       8,185,065      4,924,906      4,802,249      2,770,869      2,149,315


   Balance Sheet Data:
                                                                            As of December 31,
                                                               2001         2000         1999         1998
                                                               ----         ----         ----         ----
   Cash                                                     $ 5,419      $ 5,350      $ 7,934       $2,830
   Inventories, net                                           6,388        7,294        7,020          429
   Other current assets                                       1,726        1,704        1,080          624
   Total assets                                              14,881       15,868       17,109        7,212
   Current liabilities                                        6,297        6,131        6,523          756
   Short-term convertible notes payable, net                      -       19,698            -            -
   Note Payable to shareholder                                  182            -            -            -
   Redeemable preferred stock                                     -       11,088       10,286            -
   Shareholders' equity (deficit)                             8,402      (21,049)         300        6,392

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in "Risk Factors," or faulty assumptions on our part. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Overview

Bluefly, Inc. is a leading Internet retailer of designer fashions and home accessories at outlet store prices. We sell over 400 brands of designer apparel, accessories and home products at discounts up to 75% off retail prices. We were incorporated in 1991 under the laws of the state of New York as Pivot Corporation. In 1994, we changed our name to Pivot Rules, Inc. We had our initial public offering in May of 1997. In June 1998, we discontinued our golf sportswear line to devote our time and resources to building Bluefly.com, a Web site to sell end of season and excess inventory of apparel and accessories. We launched the Web site in September 1998 and changed our name to Bluefly, Inc. in October 1998. In February 2001, we changed our state of incorporation from New York to Delaware.

We have grown rapidly since launching our Web site in September 1998. Our net sales increased over 31% to $22,950,000 for the year ended December 31, 2001 from $17,512,000 for the year ended December 31, 2000. In the fourth quarter of 2001, our net sales increased by approximately 37% to $7,906,000 from $5,761,000 in the fourth quarter of 2000. In addition, our net loss for the fourth quarter of 2001 decreased to $1,379,000 from $5,360,000 in the fourth quarter of 2000. This decrease was due to an increase in gross profit and a decrease in both selling, marketing and fulfillment expenses and general and administrative expenses as a percentage of revenue.

We have incurred net losses of $25,006,000, for the year ended December 31, 2001 as compared to $21,109,000 for the year ended December 31, 2000. This increase in net loss is primarily the result of a one-time, non-cash charge of $13,007,000 related to the conversion of debt and redeemable preferred equity into permanent equity. At December 31, 2001 we had an accumulated deficit of $63,968,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Site and building our infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses at least until the fourth quarter of 2002. Although we expect to be profitable in the fourth quarter of 2002, we anticipate losses in the first two quarters of 2003 and perhaps beyond. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of the allowances for returns and recoverability of inventories. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Gross sales consists primarily of revenue from product sales and shipping and handling revenue on our Web site, and is net of promotional discounts. Revenue is recognized when goods are received by our customers, which occurs only after credit card authorization. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes.

Provision for Returns and Doubtful Accounts

We generally permit returns for any reason within 90 days of the sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. However, our future return and bad debt rates could differ significantly from historical patterns, which would adversely affect our operating results.

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, changes in customer preference or lack of consumer acceptance of certain items, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on the extent of the markdowns and amount of inventory affected.

Results Of Operations

The following table sets forth our statement of operations data, for the years ended December 31st. All data in thousands except as indicated below:

                                                                  2001                   2000                 1999
                                                                  ----                   ----                 ----

                                                                   As a % of              As a % of              As a % of
                                                                   Net Sales              Net Sales              Net Sales
   Net sales                                              $ 22,950    100.0 %    $ 17,512    100.0 %     $ 5,109    100.0 %
   Cost of sales                                            15,954      69.5%      14,018     80.0 %       4,554      89.1%
                                                            ------                 ------                  -----
            Gross profit                                     6,996      30.5%       3,494     20.0 %         555      10.9%

   Selling, marketing and fulfillment expenses              13,765      59.9%      18,797     107.3%      10,794     211.3%
   General and administrative expenses                       5,098      22.2%       5,296      30.2%       3,450      67.5%
                                                             -----                  -----                  -----
            Total operating expenses                        18,863      82.1%      24,093     137.5%      14,244     278.8%

   Operating loss from continuing operations              (11,867)    (51.7)%    (20,599)   (117.6)%    (13,689)   (267.9)%
   Interest (expense) other income                        (13,139)    (57.3)%       (510)     (2.9)%        432        8.4%
                                                          --------                 -----                  -----
            Loss from continuing operations               (25,006)   (108.9)%    (21,109)   (120.5)%    (13,257)   (259.4)%
            Income from discontinued operations               -         -            -         -             63        1.2%
                                                          --------               -------                -------
            Net loss                                     $(25,006)   (108.9)%   $(21,109)   (120.5)%   $(13,194)   (258.3)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

                                                                                      2001              2000          1999
                                                                                      ----              ----          ----

Average Order Size (including shipping & handling)                                 $143.71           $111.03        $97.38
Average Order Size Per New Customer (including shipping & handling)                $127.41           $ 98.77        $88.84
Average Order Size Per Repeat Customer  (including shipping & handling)            $156.85           $128.67       $118.24

Registered Users                                                                 1,125,291           863,263       336,000
Registered Users Added During the Year                                             262,028           527,263       309,952
Total Customers                                                                    287,637           185,240        54,881



Customers Added during the Year                                                    102,397           130,359        51,514
Revenue from Repeat Customers as a % of total Revenue                                  60%               48%           35%
Customer Acquisition Costs                                                          $39.32            $71.18       $131.75

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

In June 2001, we announced a streamlined operating plan designed to aid us in achieving profitability by the fourth quarter of 2002, improve efficiency and reduce our need for additional capital. As part of the plan, we eliminated approximately 32 jobs, or, approximately 34% of our workforce, as well as reduced marketing and other operating expenses. In connection with the plan we recorded a pre-tax charge of approximately $272,000. Of this amount, approximately $145,000 is included in selling, marketing and fulfillment costs and $127,000 is included in general and administrative expenses.

For The Year Ended December 31, 2001 Compared To The Year Ended December 31,
2000

Net sales: Gross sales for the year ended December 31, 2001, increased by 35% to $33,833,000, compared to $25,006,000, for the year ended December 31, 2000. For the year ended December 31, 2001, we recorded a provision for returns and credit card chargebacks and other discounts of $10,883,000, or approximately 32% of gross sales. For the year ended December 31, 2000, the provision for returns and credit card chargebacks and other discounts was $7,494,000 or approximately 30% of gross sales. The increase in the provision as a percentage of gross sales, is related primarily to an increase in the return rate. The increase in average order size is related to our change in product mix, which is now focused on higher priced goods. Accordingly, we believe that there is a direct relationship between the increase in the average order size and the increase in return rate.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2001 were $22,950,000. This represents an increase of over 31% compared to the year ended December 31, 2000, in which net sales totaled $17,512,000. The increase in net sales is primarily the result of increases in average order size and sales to repeat customers. We believe that both of these measures increased as a result of our strategy to focus more of our marketing efforts on existing customers. Although the number of new customers acquired in 2001 decreased by approximately 21%, we believe that this was a result of a significant reduction of marketing expenses, and that the effect on net sales was more than offset by the increases in average order size and sales to repeat customers.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2001 totaled $15,954,000, resulting in gross margin of approximately 30.5%. Cost of sales for the year ended December 31, 2000 totaled $14,018,000, resulting in gross margin of 20.0%. Gross profit increased by 100%, to $6,996,000 in 2001 compared to $3,494,000 in 2000. The increase in gross margin resulted primarily from improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased by approximately 27% in 2001 compared to 2000. Selling, marketing and fulfillment expenses were comprised of the following:

                                        Year Ended                  Year Ended           Percentage Difference
                                        ----------                  ----------           ---------------------
                                     December 31, 2001          December 31, 2000         increase (decrease)
                                     -----------------          -----------------         -------------------

    Marketing                           $4,858,000                $10,178,000                  (52%)
    Operating                            3,939,000                  4,050,000                   (3%)
    Technology                           3,733,000                  3,455,000                    8%
    Creative Services                    1,235,000                  1,114,000                   11%
                                         ---------                  ---------

                                      $ 13,765,000               $ 18,797,000                  (27%)

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of 52% is largely related to a shift in our customer acquisition strategy. Consistent with our streamlined operating plan announced in June 2001, we significantly reduced our advertising expenditures and focused more on email and direct mail programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the year ended December 31, 2001 by approximately 45% to $39.32 per customer from $71.18 per customer for the year ended December 31, 2000.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses decreased in 2001 by approximately 3% compared to 2000. Although variable costs associated with the increased sales volume (picking and packing orders, processing returns and credit card fees) increased on an absolute basis, these amounts were more than offset by a decrease in the costs that were incurred in 2000 as a result of our need to maintain two fulfillment centers during the months of August and September when we were transitioning our operations to a new third party provider.

Technology expenses consist primarily of Web site hosting and staff related costs. For the year ended December 31, 2001 technology expenses increased slightly, with decreased Web site hosting costs being offset by severance payments made to several members of our technology staff whose jobs were eliminated in June 2001.

Creative Services expenses include expenses related to our photo studio, image processing, and Web site design. In 2001, this amount increased by approximately 11% primarily due to the increase in the number of styles of products processed.

As a percentage of net sales, our selling, marketing and fulfillment expenses, decreased to 59.9% in 2001 from 107.3% in 2000. The decrease resulted primarily from a more targeted marketing strategy aimed at our existing customer base and improved efficiencies in the order fulfillment process resulting from our transition to a new third party provider in August and September 2000.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2001 decreased by 4% to $5,098,000 as compared to $5,296,000 for the year ended December 31, 2000. The decrease in general and administrative expenses was largely the result of jobs that were eliminated in connection with the Company's June 2001 streamlined operating plan, and their related benefits. This decrease was partially offset by severance payments paid to these individuals. The number of employees categorized as general and administrative for the year ended December 31, 2001 was 23, compared to 28 for the year ended December 31, 2000.

As a percentage of net sales, general and administrative expenses decreased to 22.2% in 2001 from 30.2% in 2000.

Loss from operations: Operating loss decreased by 42% in 2001 to $11,867,000 from $20,599,000 in 2000 as a result of the increase in gross margin and decreases, as a percentage of net sales, in selling, marketing and fulfillment expenses and general and administrative expenses.

Interest expense and other income, net: Interest expense for the year ended December 31, 2001 totaled $13,379,000. This amount consists principally of approximately $13,007,000 of non-cash, one-time charges that were incurred in connection with the conversion of our notes payable and redeemable equity into permanent equity. This amount also includes interest expense of $175,000, related to the interest on the notes payable that were issued during fiscal 2000 and converted in fiscal 2001. For the year ended December 31, 2000 interest expense totaled $676,000, and related to the interest on the notes payable that were issued during fiscal 2000.

Interest income for the year ended December 31, 2001 increased to $240,000 from $166,000 for the year ended December 31, 2000, which represents interest earned on our cash balance.

For The Year Ended December 31, 2000 Compared To The Year Ended December 31,
1999

Net sales: Gross sales for the year ended December 31, 2000 increased by approximately 254% to $25,006,000, compared to $7,073,000, for the year ended December 31, 1999. For the year ended December 31, 2000, we recorded a provision for returns and credit card chargebacks and other discounts of $7,494,000, or approximately 30% of gross sales. For the year ended December 31,

1999, the provision for returns and credit card chargebacks and other discounts was $1,964,000, or approximately 27.8% of gross sales. The increase in the provision is related to an increase in the return rate.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2000 were $17,512,000. This represents an increase of over 242% compared to net sales for the year ended December 31, 1999, in which net sales totaled $5,109,000.

Cost of sales: Cost of sales for the year ended December 31, 2000 totaled $14,018,000, resulting in gross margin of approximately 20%. Cost of sales for the year ended December 31, 1999 were $4,554,000, resulting in gross margin of 10.9%. We believe that the increase in gross margin resulted primarily from our limiting the amount of free shipping that we offered our customers during fiscal 2000 as compared to 1999, and from improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 74% in 2000 compared to 1999. Selling, marketing and fulfillment expenses were comprised of the following:

                                 Year Ended             Year Ended            Percentage Difference
                                 ----------             ----------            ---------------------
                              December 31, 2000       December 31, 1999        increase (decrease)
                              -----------------       -----------------        -------------------
    Marketing                    $10,178,000             $7,406,000                    37%
    Operating                      4,050,000              1,380,000                   193%
    Technology                     3,455,000              1,399,000                   147%
    Creative Services              1,114,000                609,000                    83%
                                   ---------              --------

                                $ 18,797,000           $ 10,794,000                    74%


The increase in marketing expenses of 37% was largely related to an increase in online and print advertising targeted to increase our customer base. As a result of this shift, we were able to increase the number of customers that we acquired to 130,359 in 2000 from 51,514 in 1999. Accordingly, our customer acquisition costs for the year ended December 31, 2000 decreased by approximately 46% to $71.18 per customer from $131.75 per customer for the year ended December 31, 1999.

Operating expenses increased in 2000 by approximately 193% compared to 1999. The increased fulfillment costs were largely attributable to the increased sales volume and our need to maintain two fulfillment centers during the months of August and September when we were transitioning our operations.

For the year ended December 31, 2000, technology expenses increased by 147% over the previous year. The increase in Web site hosting costs resulted from our efforts to improve the speed of our Web site and effectively handle growth in traffic to the Web site.

For the year ended December 31, 2000, creative services expenses include expenses related to our photo studio, image processing, and Site design. In 2000, this amount increased by approximately 83% primarily due to an increase in headcount.

As a percentage of net sales, our selling, marketing and fulfillment expenses, decreased from 211.3% in 1999 to 107.3% in 2000.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2000 were $5,296,000 as compared to $3,450,000 for the year ended December 31, 1999. The increase in general and administrative expenses was largely the result of an increase in the number of our employees, and their related benefits as well as increased professional fees. In addition, in July 2000 we increased our office space by leasing an additional floor. We increased the number of our employees across all departments. The number of employees categorized as general and administrative for the year ended December 31, 2000 was 28, compared to 18 for the year ended December 31, 1999.

As a percentage of net sales, general and administrative expenses decreased from 67.5% in 1999 to 30.2% in 2000.

Interest expense and other income, net: Interest expense and other income, net, for the year ended December 31, 2000 totaled $510,000. This amount consisted of interest expense of $676,000, related to the interest on the notes payable that were issued during fiscal 2000. It is presented net of interest income of $166,000, which represents interest earned on our cash balances. For the year ended December 31, 1999, interest income totaled $430,000 and related primarily to the interest earned on the cash balance during the year.

Liquidity And Capital Resources

General

At December 31, 2001, the Company had approximately $5.4 million, of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $7.2 million. In addition, as of December 31, 2001, the Company had approximately $2.2 million of borrowings committed under the Loan Facility, leaving approximately $1.6 million of availability. In March 2002, we amended the Loan Facility. As of March 22, 2002, the maximum amount available under the Loan Facility was approximately $2.5 million, of which $2.2 was outstanding as of such date. See, "Liquidity and Capital Resources - Loan Facility."

We fund our operations through cash on hand, operating cash flow and the Loan Facility. In addition, during 2001, we converted $20 million of debt owed to Soros into Series B Preferred Stock and sold an additional $10 million of Common Stock to Soros and certain public shareholders. See "Certain Relationships and Related Transactions."

Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and dependent, among other things, on the Company having at least $1.5 million of tangible net worth and $3.5 million of working capital. In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

Loan Facility

Pursuant to the Rosenthal Financing Agreement, as amended, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The maximum amount available under the Loan Facility is an amount equal to the amount of Soros Guarantee plus the lowest of (x) $1 million, (y) 20% of the book value of our inventory and (z) the full liquidation value of our inventory. However, the maximum availability under the Loan Facility can never exceed $10 million. Under the Loan Facility, we are required to have at least $1,500,000 of tangible net worth and $3,500,000 of working capital. Interest accrues monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. As of December 31, 2001, maximum availability under the Loan Facility was approximately $3.8 million, of which $2.2 million was outstanding. As of March 22, 2002, maximum availability under the Loan Facility was approximately $2.5 million, of which $2.2 million was outstanding as of such date.

We also pay Rosenthal (a) an annual facility fee equal to a certain percentage of the maximum inventory facility available under the Loan Facility and (b) certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit or guarantee plus, a certain percentage of the face amount of such letters of credit or guarantees for each thirty (30) days or a portion thereof that such letters of credit or guarantees are open.

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien on substantially all of our assets, including control of all of our cash accounts upon an event of default and certain of our cash accounts in the event that the total amount of monies loaned to us under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility for more than 10 days. We also issued to Rosenthal a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34 exercisable, as amended, for six years from the date of issuance.

In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros issued a standby letter of credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Rosenthal Financing Agreement, we agreed to reimburse Soros for any amounts it pays to Rosenthal pursuant to such guarantee and we granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. In connection with the recent amendment of the Rosenthal Financing Agreement, the face amount of the standby letter of credit issued by Soros was reduced from $2.5 to $1.5 million, Soros' obligation to issue at our request another standby letter of credit for up to an additional $1.5 million was terminated and Soros agreed to maintain the $1.5 million standby letter of credit until August 15, 2003. In consideration for the issuance of the original $2.5 million standby letter of credit, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to $0.88, exercisable at any time prior to September 15, 2011. In consideration for Soros' agreement to maintain the $1.5 million standby letter of credit until August 15, 2003, we issued to Soros a warrant to purchase 60,000 shares of our Common Stock at an exercise price equal to $1.66 per share(the 20 day trailing average of the closing price of our Common Stock on the date of issuance), exercisable at any time prior to March 30, 2007.

Subject to certain conditions, if we default on any of our obligations under the Rosenthal Financing Agreement, Rosenthal has the right to draw upon the Soros Guarantee to satisfy any such obligations. If and when Rosenthal draws on the Soros Guarantee, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros Guarantee plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Soros Guarantee during the continuance of a default under the Rosenthal Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Soros Guarantee, we will be required to issue to Soros a warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average of the closing price of our Common Stock on the ten days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the ten days preceding the ten days after the date of issuance.

Under the Rosenthal Financing Agreement, Soros has the right to purchase all of our obligations from Rosenthal at any time during the term of the Rosenthal Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Soros Guarantee as consideration to Soros for the purchase of such obligations.

Standby Commitment

On March 27, 2002, we entered into the Standby Commitment Agreement with Soros. Under the Soros Standby Agreement, Soros has agreed to provide us with up to four million dollars ($4,000,000) of additional financing on a standby basis at any time prior to January 1, 2003; provided, however, that we may draw down on the Standby Commitment Amount only at such time that our total cash balances are less than $1,000,000. Such financing can be made in one or more tranches as determined by the members of our Board of Directors who are not Soros designees, and any and all financings made shall be on terms that are consistent with those in the market at the time the draw is made for similar investments by investors similar to Soros in companies similar to us. Subject to certain limitations the Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance any equity or convertible securities after March 27, 2002. In exchange for this commitment, but not as a substitute for additional consideration that Soros would receive if and when any financing is made pursuant to the Soros Standby Agreement, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price of $1.68 per share (the 20 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time until March 27, 2007. In connection with the issuance of this warrant, Soros agreed that the issuance of this warrant shall not trigger the anti-dilution provision of Section 5.8.6 of our Certificate of Incorporation. See, "Risk Factors - "Certain Events Could Result in Significant Dilution of Your Ownership of our Common Stock."

Commitments And Long Term Obligations

As of December 31, 2001, we had the following commitments and long term obligations:

                                 2002          2003         2004         2005         2006     Thereafter      Total

Marketing and Advertising     $  612,000           --           --           --           --           --   $  612,000
Operating Leases              $1,132,000      486,000      437,000      443,000      449,000    1,267,000   $4,214,000
Employment Contracts          $  998,000      495,000       28,000           --           --           --   $1,521,000
Note payable to shareholder   $       --           --           --      182,000           --           --   $  182,000
                              ----------      -------      -------      -------      -------    ---------   ----------
     Grand total              $2,742,000      981,000      465,000      625,000      449,000    1,267,000   $6,529,000

In March of 2002, we moved our web hosting services to a major Internet service provider to host Bluefly.com and provide certain hardware and software as well as year-round 24-hour systems support. Under this new agreement we are committed to pay $68,500, $82,200, $82,200 and $13,700 for fiscal years 2002, 2003, 2004 and 2005, respectively.

On March 12, 2002, we entered into a Software License and Service Agreement with Blue Martini. Beginning in March 2002, with the assistance of consultants from Blue Martini, we plan to develop an upgraded version of our Web site based on Blue Martini Software. Under this agreement we are committed to pay $295,000 during fiscal 2002. Once launched, we expect that the new Web site will provide us with better tools to create and manage on-site marketing promotions, more robust analytical tools to measure the performance of on-site promotions, greater site stability, and a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need. We expect to launch the new Web site during the third quarter of 2002. Of course, there can be no assurance that the new Web site will be launched when scheduled, that such expectations will prove to be correct or that they will have a positive effect on our business. See, "Risk Factor - The Development Of A New Web Site May Place A Significant Strain On Our Management And Certain Key Personnel."

We believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of Bluefly.com. However, our marketing budget and our ability to hire such employees is subject to a number of factors, including our results of operations as well as the amount of additional capital that we raise.

In order to continue to expand our product offerings, we intend to expand our relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. We expect that our suppliers will continue to include designers and retail stores that sell excess inventory as well as third-party end-of-season apparel aggregators. To achieve our goal of offering a wide selection of top name brand designer clothing and fashion accessories, we may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors. Due to our limited working capital, a number of our suppliers have limited our payment terms and, in some cases, have required us to pay for merchandise in advance of delivery. See, "Risk Factors - We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk."

We anticipate that the proceeds from the Rosenthal Financing Agreement and the Standby Commitment Agreement together with existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of fiscal 2002. However, we may seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, financial condition and results of operations. See, "Risk Factors - We are Making a Substantial Investment in our Business and May Need to Raise Additional Funds" and "Certain Events Could Result in Significant Dilution of Your Ownership of our Common Stock."

Recent Accounting Pronouncements

Financial Reporting Release No. 60, which was recently released by the Securities and Exchange Commission (the "Commission"), requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 of the notes to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements. For a brief discussion of the more significant accounting policies and methods used by us, please see, "Significant Accounting Policies."

In addition, Financial Reporting Release No. 61 was recently released by the Commission, and requires all companies to include a discussion addressing, among other things, liquidity, off balance sheet arrangements, contractual obligations and commercial commitments. For a discussion of these issues, please read "Liquidity and Capital Resources."

In October 2001, the Financial Accounting Standards Board (FASB) issued Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal Of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our consolidated financial statements.

In June 2001, the FASB issued Statement No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Initial application of this Statement shall be as of the beginning of an entity's fiscal year. We do not anticipate that the adoption of SFAS No. 143 will have a material impact on our consolidated financial statements.

In July 2001, the FASB issued SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment within six months of adoption and at least annually thereafter effective for years beginning after December 15, 2001. In addition, the amortization period of intangible assets with finite lives will no longer be limited. We do not anticipate that the adoption of SFAS No. 142 will have a material impact on our consolidated financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 ("SFAS No. 141"),"Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition and measurement of intangible assets separately from goodwill. SFAS No. 141 may require the Company to reclassify the carrying amounts of certain intangible assets into or out of goodwill, based upon certain criteria. We do not anticipate that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and our notes payable. Due to the short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

Item 8.  Financial Statements

(a)  Index to the Financial Statements

       Report of Independent Accountants                                     F-2

       Consolidated Balance Sheets as of December 31, 2001 and 2000          F-3

       Consolidated Statements of Operations for the three years
                 ended December 31, 2001, 2000 and 1999                      F-4

       Consolidated Statements of Changes in Shareholders' Equity (Deficit)
                 and Redeemable Preferred Stock for the three years
                 ended December 31, 2001, 2000 and 1999                      F-5

       Consolidated Statements of Cash Flows for the three years
                 ended December 31, 2001, 2000 and 1999                      F-6

       Notes to Consolidated Financial Statements                            F-8

                        Report of Independent Accountants


To the Board of Directors and Shareholders of Bluefly, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bluefly, Inc. and its subsidiary at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers LLP
New York, N.Y.
March 27, 2002


Bluefly, Inc.
Consolidated Balance Sheets
As of December 31, 2001 and 2000
Dollars Rounded to the Nearest Thousand
------------------------------------------------------------------------------------------------------------------

                                                                                          2001               2000
Assets

Current assets:
      Cash and cash equivalents                                                      $  5,419,000    $  5,350,000
      Inventories, net                                                                  6,388,000       7,294,000
      Accounts receivable                                                               1,252,000         767,000
      Prepaid expenses and other current assets                                           474,000         937,000
                                                                                     ------------    ------------
               Total current assets                                                    13,533,000      14,348,000

Property and equipment, net                                                             1,155,000       1,326,000
Other assets                                                                              193,000         194,000
                                                                                     ------------    ------------
               Total assets                                                          $ 14,881,000    $ 15,868,000
                                                                                     ============    ============

Liabilities and Shareholders' Equity (Deficit)

Current liabilities:
      Accounts payable                                                               $  3,338,000    $  3,593,000
      Accrued expenses and other current liabilities                                    2,268,000       2,395,000
      Deferred revenue                                                                    691,000         143,000
      Convertible notes payable, net of unamortized discount                                   --      19,698,000
                                                                                     ------------    ------------
               Total current liabilities                                                6,297,000      25,829,000
                                                                                     ------------    ------------


Note payable to shareholder                                                               182,000              --

Redeemable Convertible Series A Preferred Stock - $.01 par value; 2,000,000 shares authorized, 0 and 500,000 shares issued and outstanding
      as of December 31, 2001 and December 31, 2000                                            --      11,088,000
      (liquidation preference: $20 per share plus accrued dividends)

Commitments and contingencies (Note 7)

Shareholders' equity (deficit):
      Series A Preferred Stock - $.01 par value; 500,000 shares authorized and
        500,000 and 0 shares issued and outstanding as of December 31, 2001, and
        2000, respectively (liquidation preference: $10 million plus accrued
        dividends)                                                                          5,000              --
      Series B Preferred Stock - $.01 par value; 9,000,000 shares authorized and 8,910,782 and 0 shares issued and outstanding as of December 31, 2001, and 2000, respectively (liquidation preference: $30 million plus accrued
        dividends)                                                                         89,000              --
      Common Stock - $.01 par value; 40,000,000 shares authorized, 9,205,331 and 4,924,906 shares issued and outstanding as of December 31, 2001
        and 2000, respectively                                                             92,000          49,000
      Additional paid-in capital                                                       72,184,000      17,242,000
      Accumulated deficit                                                             (63,968,000)    (38,340,000)
                                                                                     ------------    ------------
               Total shareholders' equity (deficit)                                     8,402,000     (21,049,000)
                                                                                     ------------    ------------
               Total liabilities and shareholders' equity (deficit)                  $ 14,881,000    $ 15,868,000
                                                                                     ============    ============


 The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Operations
For the years ended December 31, 2001, 2000 and 1999
Dollars Rounded to the Nearest Thousand
-----------------------------------------------------------------------------------------------------------------

                                                                         2001           2000              1999
Net sales                                                           $ 22,950,000    $ 17,512,000    $  5,109,000
Cost of sales                                                         15,954,000      14,018,000       4,554,000
                                                                    ------------    ------------    ------------

             Gross profit                                              6,996,000       3,494,000         555,000

Selling, marketing and fulfillment expenses                           13,765,000      18,797,000      10,794,000
General and administrative expenses                                    5,098,000       5,296,000       3,450,000
                                                                    ------------    ------------    ------------

             Total operating expenses                                 18,863,000      24,093,000      14,244,000
                                                                    ------------    ------------    ------------

             Operating loss from continuing operations               (11,867,000)    (20,599,000)    (13,689,000)

Interest (expense) and other income, net of interest income of
    $240,000 and $166,000 in 2001 and 2000, and interest expense
    of $0 in 1999                                                    (13,139,000)       (510,000)        430,000
                                                                    ------------    ------------    ------------

             Loss from continuing operations before income taxes     (25,006,000)    (21,109,000)    (13,259,000)
Income tax benefit                                                            --              --           2,000
                                                                    ------------    ------------    ------------

             Loss from continuing operations                         (25,006,000)    (21,109,000)    (13,257,000)
                                                                    ------------    ------------    ------------

Discontinued operations -
    Income from operations, net of income tax provision of $0                 --              --          63,000
                                                                    ------------    ------------    ------------

             Net loss                                               $(25,006,000)   $(21,109,000)   $(13,194,000)
                                                                    ============    ============    ============

             Preferred stock dividends                                (2,926,000)       (802,000)       (343,000)
                                                                    ------------    ------------    ------------

             Net loss available to common shareholders              $(27,932,000)   $(21,911,000)   $(13,537,000)
                                                                    ============    ============    ============
Basic and diluted (loss) income per common share:
    Continuing operations                                           $      (3.41)   $      (4.45)   $      (2.83)
    Discontinued operations                                                   --              --             .01
                                                                    ------------    ------------    ------------
             Basic and diluted loss per share                       $      (3.41)   $      (4.45)   $      (2.82)
                                                                    ============    ============    ============

Weighted average number of shares outstanding used in calculating
    basic and diluted (loss) per common share                          8,185,065       4,924,906       4,802,249
                                                                    ============    ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.


Bluefly, Inc.
Consolidated Statements of Changes in Shareholders' Equity (Deficit) and Redeemable Preferred Stock
For the years ended December 31, 2001, 2000 and 1999
Dollars Rounded to the Nearest Thousand
------------------------------------------------------------------------------------------------------------------------------------

                                                           Redeemable            Series A Preferred Stock   Series B Preferred Stock
                                                         Preferred Stock             $.01 Par value             $.01 Par value
                                                      ----------------------     ------------------------   ------------------------
                                                      Number of                     Number of                 Number of
                                                       Shares         Amount         Shares     Amount          Shares      Amount

Balance at January 1, 1999                                  -         $     -              -    $     -               -     $     -

Issuance of Series A Preferred Stock
    ($20.00 per share) net of expenses of $57,000     500,000       9,943,000              -          -               -           -

Accrued dividends on Series A Preferred Stock               -         343,000              -          -               -           -

Exercise of warrants and stock options                      -               -              -          -               -           -

Issuance of stock options to consultants                    -               -              -          -               -           -

Net loss                                                    -               -              -          -               -           -
                                                     --------    ------------        -------     ------       ---------     -------

Balance at December 31, 1999                          500,000      10,286,000              -          -               -           -
                                                     --------    ------------        -------     ------       ---------     -------

Issuance of warrants in connection with
 Convertible Notes                                          -               -              -          -               -           -

Issuance of warrants to supplier                            -               -              -          -               -           -

Accrued dividends on Series A Preferred Stock               -         802,000              -          -               -           -

Net loss                                                    -               -              -          -               -
                                                     --------    ------------        -------     ------       ---------     -------

Balance at December 31, 2000                          500,000      11,088,000              -          -               -           -
                                                     --------    ------------        -------     ------       ---------     -------

Conversion of Redeemable Preferred Stock to
    Preferred Stock Series A                         (500,000)    (11,088,000)       500,000      5,000               -           -

Conversion of debt to Preferred Stock Series B              -               -              -          -       8,910,782      89,000

Sale of common stock in connection with Rights
    Offering ($2.34 per share) net of $350,000
    of expenses                                             -               -              -          -               -           -

Issuance of warrants to lender                              -               -              -          -               -           -

Issuance of warrants in exchange for services               -               -              -          -               -           -

Issuance of warrants to investor                            -               -              -          -               -           -

Net loss                                                    -               -              -          -               -
                                                     --------    ------------        -------     ------       ---------     -------

Balance at December 31, 2001                                -         $     -        500,000     $5,000       8,910,782     $89,000
                                                     --------    ------------        -------     ------       ---------     -------

                                                               Common Stock
                                                              $.01 Par Value
                                                            -------------------                                      Total
                                                            Number of              Additional      Accumulated    Shareholders'
                                                              Shares    Amount   Paid-in Capital    Deficit      Equity (Deficit)

Balance at January 1, 1999                                  3,433,255   $34,000   $ 10,395,000    $ (4,037,000)   $  6,392,000

Issuance of Series A Preferred Stock ($20.00 per share)
    net of expenses of $57,000                                      -         -              -               -               -

Accrued dividends on Series A Preferred Stock                       -         -       (343,000)              -        (343,000)

Exercise of warrants and stock options                      1,491,651    15,000      7,381,000               -       7,396,000

Issuance of stock options to consultants                            -         -         49,000               -          49,000

Net loss                                                            -         -              -     (13,194,000)    (13,194,000)
                                                            ---------   -------   ------------    ------------    ------------

Balance at December 31, 1999                                4,924,906    49,000     17,482,000     (17,231,000)        300,000
                                                            ---------   -------   ------------    ------------    ------------

Issuance of warrants in connection with Convertible Notes           -         -        467,000               -         467,000

Issuance of warrants to supplier                                    -         -         95,000               -          95,000

Accrued dividends on Series A Preferred Stock                       -         -       (802,000)              -        (802,000)

Net loss                                                            -         -              -     (21,109,000)    (21,109,000)
                                                            ---------   -------   ------------    ------------    ------------

Balance at December 31, 2000                                4,924,906    49,000     17,242,000     (38,340,000)    (21,049,000)
                                                            ---------   -------   ------------    ------------    ------------

Conversion of Redeemable Preferred Stock to
    Preferred Stock Series A                                        -         -     18,852,000        (622,000)     18,235,000

Conversion of debt to Preferred Stock Series B                      -         -     26,318,000               -      26,407,000

Sale of common stock in connection with Rights Offering
    ($2.34 per share) net of $350,000 of expenses           4,280,425    43,000      9,622,000               -       9,665,000

Issuance of warrants to lender                                      -         -         45,000               -          45,000

Issuance of warrants in exchange for services                       -         -         31,000               -          31,000

Issuance of warrants to investor                                    -         -         74,000               -          74,000

Net loss                                                            -         -              -     (25,006,000)    (25,006,000)
                                                            ---------   -------   ------------    ------------    ------------

Balance at December 31, 2001                                9,205,331   $92,000   $ 72,184,000    $(63,968,000)    $ 8,402,000
                                                            ---------   -------   ------------    ------------    ------------


 The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows
For the years ended December 31, 2001, 2000 and 1999
Dollars Rounded to the Nearest Thousand
------------------------------------------------------------------------------------------------------------------

                                                                       2001             2000            1999
Cash flows from operating activities:
    Loss from continuing operations                                $(25,006,000)   $(21,109,000)   $(13,257,000)
    Adjustments to reconcile loss from continuing operations
      to net cash used in operating activities:
        Depreciation and amortization                                   719,000         766,000         130,000
        Issuance of warrants for services rendered                       31,000               -               -
        Beneficial conversion - interest expense                     13,007,000               -               -
        Provision for returns                                           296,000         265,000         820,000
        Common stock issued for services                                      -               -           7,000
        Deferred income taxes                                                 -               -          50,000
        Non cash compensation                                                 -               -          49,000
        Changes in operating assets and liabilities:
           (Increase) decrease in:
             Inventories                                                906,000        (274,000)     (6,591,000)
             Accounts receivable                                       (393,000)       (480,000)       (353,000)
             Other current assets                                       252,000         (53,000)       (365,000)
             Prepaid expenses                                            84,000         (90,000)        211,000
             Other assets                                               (18,000)        (75,000)        (23,000)
           (Decrease) increase in:
             Accounts payable                                           597,000        (857,000)      3,846,000
             Accrued expenses                                          (423,000)         55,000       1,101,000
             Deferred revenue                                           548,000         144,000               -
             Deferred tax liability                                           -               -         (64,000)
                                                                   ------------    ------------    ------------

             Net cash used in operating
               activities - continuing operations                    (9,400,000)    (21,708,000)    (14,439,000)
                                                                   ------------    ------------    ------------

    Income from discontinued operations                                       -               -          63,000
    Adjustments to reconcile income from discontinued operations to net cash provided by (used in) operating activities:
        Changes in operating assets and liabilities:
           (Increase) decrease in:
             Inventories                                                      -               -         187,000
           Increase (decrease) in:
             Income taxes receivable                                          -               -         195,000
                                                                   ------------    ------------    ------------

             Net cash provided by  operating
               activities - discontinued operations                           -               -         445,000
                                                                   ------------    ------------    ------------

             Net cash used in operating activities                   (9,400,000)    (21,708,000)    (13,994,000)
                                                                   ------------    ------------    ------------

Cash flows from investing activities - continuing operations:
    Purchase of property and equipment                                 (378,000)       (876,000)       (670,000)
    Funds deposited with factor                                               -               -       2,264,000
                                                                   ------------    ------------    ------------

             Net cash provided by (used in) investing
               activities - continuing operations                      (378,000)       (876,000)      1,594,000
                                                                   ------------    ------------    ------------
             Net cash provided by (used in) investing activities       (378,000)       (876,000)      1,594,000
                                                                   ------------    ------------    ------------


 The accompanying notes are an integral part of these consolidated financial statements.


Consolidated Statements of Cash Flows (continued)
For the years ended December 31, 2001, 2000 and 1999
Dollars Rounded to the Nearest Thousand
----------------------------------------------------------------------------------------------------------------------------

                                                                                       2001             2000            1999
Cash flows from financing activities - continuing operations:
    Net proceeds from rights offering                                              $ 9,665,000   $          -    $         -
    Net proceeds from note payable to shareholder                                      182,000              -              -
    Net proceeds from issuance of Preferred Stock                                            -              -      9,943,000
    Net proceeds from warrant redemption and unit purchase options                           -              -      7,130,000
    Net proceeds from convertible notes payable                                              -     20,000,000        260,000
                                                                                   -----------   ------------    -----------
             Net cash provided by financing activities -
               continuing operations                                                 9,847,000     20,000,000     17,333,000
                                                                                   -----------   ------------    -----------

Cash flows from financing activities - discontinued operations:
    Net change in due to/from factor                                                         -              -        171,000
                                                                                   -----------   ------------    -----------

             Net cash provided by (used in) financing
               activities - discontinued operations                                          -              -        171,000
                                                                                   -----------   ------------    -----------

             Net cash provided by financing activities                               9,847,000     20,000,000     17,504,000
                                                                                   -----------   ------------    -----------

Net increase (decrease) in cash and cash equivalents                                    69,000     (2,584,000)     5,104,000

Cash and cash equivalents - beginning of year                                        5,350,000      7,934,000      2,830,000
                                                                                   -----------   ------------    -----------

             Cash and cash equivalents - end of year                               $ 5,419,000   $  5,350,000    $ 7,934,000
                                                                                   ===========   ============    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                                     $    14,000   $          -    $         -
                                                                                   ===========   ============    ===========
      Income taxes                                                                 $         -   $     25,000    $    17,000
                                                                                   ===========   ============    ===========
    Non-cash investing and financing activites:
      Issuance of warrants to shareholder                                          $    74,000   $    467,000    $         -
                                                                                   ===========   ============    ===========
      Warrant issued to factor                                                     $    45,000   $          -    $         -
                                                                                   ===========   ============    ===========
      Beneficial conversion charge on conversion of debt to equity                 $20,851,000   $          -    $         -
                                                                                   ===========   ============    ===========


 The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

1.       The Company

         The Company is a leading Internet retailer of designer fashion at outlet store prices. The Company's Web store ("Bluefly.com" or "Web Site"), which launched in September 1998, sells over 400 brands of designer apparel, accessories and home products at discounts that typically range between 30% and 75% off comparable retail prices.

         The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. Management believes that its current funds, together with the Soros Standby Agreement, the Loan Facility (both defined below) and cash generated from operations will be sufficient to enable the Company to meet its planned expenditures through December 31, 2002. The Company may seek additional equity or debt financings to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, the Company will delay or reduce its expenditures in order to prolong the availability of sufficient cash flow to satisfy its obligations while additional funding is sought.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue Recognition

         The Company recognizes revenue in accordance with both Staff Accounting Bulletin ("SAB") No. 101 and Financial Accounting Standards Board ("FASB") Task Force's Emerging Issues Task Force No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). Revenue is recognized when goods are received by the customer, which occurs after credit card authorization. Net sales include product revenue and revenue received for shipping and handling, less reductions for estimated returns, uncollectible accounts and sales discounts.

         Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $691,000 and $143,000 as of December 31, 2001 and 2000, respectively.

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

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include inventory valuation and reserves for returns and allowance for doubtful accounts. Actual results could differ from those estimates.

         Cash and Cash Equivalents

         The Company considers all short-term marketable securities having an original maturity of three months or less to be cash equivalents.

         Provisions for Returns and Doubtful Accounts

         The Company generally permits returns for any reason within 90 days of the sale. Accordingly, the Company establishes a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of merchandise.

         Inventories

         Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses markdowns to clear merchandise.

         Property and Equipment

         Property and equipment are stated at cost. Equipment and software are depreciated on a straight-line basis over two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are expensed as incurred.

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

         Stock Based Compensation

         The Company applies Statement of Financial Accounting Standards No. ("SFAS") 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations for expense recognition. In connection with stock option grants to employees, no compensation expense has been recorded in fiscal years 2001,

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         2000 and 1999, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant.

         Net Loss Per Share

         The Company calculated net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

         Diluted earnings (loss) per share is computed by dividing earnings
         (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options, warrants and unit purchase options to purchase 4,978,703 shares of Common Stock and Preferred Stock convertible into 13,184,236 of Common Stock shares were not included in the computation of diluted earnings per share because the result of the exercise of such inclusion would be antidilutive.

         Marketing Expenses

         In addition to marketing salaries, marketing expenses consist primarily of online advertising, print advertising, direct mail campaigns as well as the related external production costs. The costs associated with online and print advertising are expensed as incurred, while the costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream, which is generally no more than one month. Marketing expenses (excluding marketing salaries) for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $4,026,000, $9,278,000 and $6,787,000, respectively.

         Fulfillment

         The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2001, 2000 and 1999, fulfillment expenses totaled $2,290,000, $2,286,000 and $557,000, respectively. These amounts are included in selling, marketing and fulfillment expenses in the statement of operations.

         Fair Value of Financial Instruments

         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other assets, accounts payable, accrued liabilities, and notes payable approximate fair value due to their short maturities.

         Concentration

         The Company acquired approximately 5.3% and 15.3%, respectively, for the years ended December 31, 2001, and 2000 of its inventory from one supplier.

         Recent Accounting Pronouncements

         In October 2001, FASB issued Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. The

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         Company does not anticipate that the adoption of SFAS No. 144 will have a material impact on the consolidated financial statements.

         In June 2001, the FASB issued Statement No. 143 ("SFAS No. 143"), "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 shall be effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. Initial application of this Statement shall be as of the beginning of an entity's fiscal year. The Company does not anticipate that the adoption of SFAS No. 143 will have a material impact on the consolidated financial statements.

         In July 2001, the FASB issued SFAS No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and indefinitely lived intangible assets will no longer be amortized, but rather will be tested for impairment within six months of adoption and at least annually thereafter effective for years beginning after December 15, 2001. In addition, the amortization period of intangible assets with finite lives will no longer be limited. The Company does not anticipate that the adoption of SFAS No. 142 will have a material impact on the consolidated financial statements.

         In June 2001, the FASB issued SFAS No. 141 ("SFAS No. 141"), "Business Combinations". SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition and measurement of intangible assets separately from goodwill. SFAS No. 141 may require the Company to reclassify the carrying amounts of certain intangible assets into or out of goodwill, based upon certain criteria. The Company does not anticipate that the adoption of SFAS No. 141 will have a material impact on the consolidated financial statements.

         Reclassifications

         Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

3.       Property and Equipment

         As of December 31, 2001 and 2000, property and equipment for continuing operations consist of the following:

                                                       2001             2000

         Leasehold improvements                    $  535,000       $  501,000
         Office equipment                             418,000          388,000
         Computer equipment and software            1,566,000        1,254,000
                                                   ----------       ----------
                                                    2,519,000        2,143,000
             Less accumulated depreciation          1,364,000          817,000
                                                   ----------       ----------

                                                   $1,155,000       $1,326,000
                                                   ==========       ==========

         Depreciation and amortization of property and equipment was approximately $547,000, $587,000 and $130,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

4.       Prepaid Expenses and Other Current Assets

         As of December 31, 2001 and 2000, prepaid expenses and other current assets consist of the following:

                                                    2001         2000

         Deferred financing costs                $ 50,000      $368,000
         Prepaid expenses                         219,000       303,000
         Other current assets                     205,000       172,000
         Other receivables                              -        94,000
                                                 --------      --------
                                                 $474,000      $937,000
                                                 ========      ========

5.       Accrued Expenses and Other Current Liabilities

         As of December 31, 2001 and 2000, accrued expenses and other current liabilities consist of the following:

                                                  2001           2000

         Provision for returns                $1,430,000     $1,134,000
         Accrued expenses                        167,000        531,000
         Salary and bonus accrual                599,000        374,000
         Accrued media expenses                   72,000        356,000
                                              ----------     ----------
                                              $2,268,000     $2,395,000
                                              ==========     ==========

6.       Income Taxes

         The components of the provision (benefit) for income taxes is comprised of the following:

                                          Continuing Operations
                                  ----------------------------------
                                    2001         2000          1999

         Current
           Federal                $     -      $     -       $(2,000)
           State                        -            -             -
                                  -------      -------       -------
                                        -            -        (2,000)
                                  -------      -------       -------
         Deferred
           Federal                      -            -             -
           State                        -            -             -
                                  -------      -------       -------
                                        -            -             -
                                  -------      -------       -------
                                  $     -      $     -       $(2,000)
                                  =======      =======       =======

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         Significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                                                                2001            2000
         Deferred tax assets
             Net operating losses                          $ 24,433,000    $ 14,224,000
             Foreign tax credits                                      -          13,000
             Depreciation and amortization                      381,000         292,000
             Accounts receivable and inventory reserves         240,000         219,000
             Accrued bonuses                                    196,000          46,000
             Other                                                4,000           4,000
                                                           ------------    ------------
                                                             25,254,000      14,798,000
                 Valuation Allowance                        (25,254,000)    (14,798,000)
                                                           ------------    ------------

                      Net deferred tax asset (liability)   $          -    $           -
                                                           ============    ============

         In addition, the Company has approximately $61,227,000 of net operating loss carryforwards which have expiration dates through 2021. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

         The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

                                                                   2001             2000             1999

         Statutory federal income tax rate                        (35.00) %        (34.00) %        (34.00) %
         State taxes, net of federal tax benefit                   (5.41)           (5.24)           (5.40)
         Other                                                      0.05             0.08             0.20
         Valuation allowance on deferred tax asset                 40.36            39.16            39.18
                                                                ---------        ---------        ---------

         Effective tax rate                                            -  %             -  %         (0.02) %
                                                                ---------        ---------        ---------

7.       Commitments and Contingencies

         Employment Contracts
         The Company has entered into certain employment contracts, which expire through December 31, 2004. As of December 31, 2001, the Company's aggregate commitment for future base salary under these employment contracts is:

         2002                                        $ 998,000
         2003                                          495,000
         2004                                           28,000
                                                    ----------

                    Total                           $1,521,000
                                                    ==========

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         Operating Leases

         The Company leases equipment and space under various leases which expire at various dates beginning in 2002 and running through 2010. Rent expense aggregated approximately $407,000, $345,000 and $156,000 for the years ended December 31, 2001, 2000 and 1999, respectively. As of December 31, 2001, future minimum payments, excluding utilities, are as follows:

         2002                                                      $1,132,000
         2003                                                         486,000
         2004                                                         437,000
         2005                                                         443,000
         2006                                                         449,000
         Thereafter                                                 1,267,000
                                                                   ----------

                    Total                                          $4,214,000
                                                                   ==========

         In March of 2002, the Company moved its web hosting services to a major Internet service provider to host Bluefly.com and provide certain hardware and software as well as year-round 24-hour systems support. Under this new agreement the Company is committed to pay $68,500, $82,200, $82,200 and $13,700 for fiscal years 2002, 2003, 2004 and 2005 respectively.

         Marketing and Technology Commitments

         As of December 31, 2001, the Company has advertising and marketing commitments in connection with its online relationships of approximately $612,000 through December 31, 2002.

         In March 2002, the Company entered into a software license and services agreement with a third party to develop an upgraded version of its Web Site. In connection with the agreement the Company has committed to spend $295,000 through December 31, 2002.

         Legal Proceedings

         The Company is, from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the business, financial condition, operating results or cash flows of the Company.

8.       Shareholders' Equity (Deficit) and Redeemable Equity

         Authorized Shares

         In February 2001, the Company reincorporated in the state of Delaware, increased the number of authorized shares of preferred stock, $.01 par value per share, to 25,000,000 in the aggregate and increased the number of authorized shares of Common Stock to 40,000,000 in the aggregate. The preferred stock is designated as follows: 500,000 shares of Series A Convertible Preferred Stock, (the "Series A Preferred Stock"), 9,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock") and 15,500,000 shares undesignated and available for issuance. Prior to February 2001, the Company had been incorporated in the state of New York and had authorized for issuance 2,000,000 shares of preferred stock, $.01 par value per share, and 15,000,000 shares of common stock, $.01 par value per share ("Common Stock").

         Series A Convertible Preferred Stock

         On July 27, 1999, the Company entered into an investment agreement (the "First Soros Investment Agreement") with an investor group led by affiliates of Soros Private Equity Partners, LLC ("Soros") pursuant to which the Company issued 500,000 shares of Series A Convertible Preferred Stock (the "Original Series A Preferred Stock") for an aggregate purchase price of $10 million. The Original

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         Series A Preferred Stock was convertible into shares of Common Stock at a rate of $10.50 per share, and bore a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. The Original Series A Preferred Stock had a liquidation preference equal to its face value plus accrued dividends and ranked senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends.

         Excluding shares of Common Stock issuable as payment of accrued and unpaid dividends, the 500,000 shares of Original Series A Preferred Stock were convertible into 952,381 shares of Common Stock, subject to certain antidilution provisions. The holders of the Original Series A Preferred Stock had the right to appoint a designee to the Company's Board of Directors and the Company was prohibited from taking certain actions without the approval of the holders of the majority of the Original Series A Preferred Stock. In addition, holders of the Original Series A Preferred Stock had registration rights with respect to the Common Stock issuable upon conversion of the Original Series A Preferred Stock and certain anti-dilution and pre-emptive rights with respect to future issuances of capital stock by the Company.

         As of December 31, 2000, the Original Series A Preferred Stock had been characterized as an instrument subject to optional redemption upon a change in control of the Company, and accordingly was classified as redeemable equity and not included in shareholders' equity. Subsequent to year end and pursuant to the Second Soros Investment Agreement (as defined below), upon the effectiveness of the reincorporation of the Company as a Delaware corporation, the terms of the Original Series A Preferred Stock were amended to adjust the conversion price to $2.34 per share and to remove those provisions that prevented it from being included in permanent equity (as amended the "Amended Series A Preferred Stock") as of December 31, 2001.

         Excluding shares of Common Stock that may be issued as payment of accrued and unpaid dividends, the 500,000 shares of Amended Series A Preferred Stock are convertible into 4,273,504 shares of Common Stock, subject to certain antidilution provisions, and bear a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. Each share of Amended Series A Preferred Stock has a liquidation preference equal to the greater of (i) its face value plus accrued dividends ($11,945,000) or
         (ii) the amount that the holder of such a share would receive if it were to convert such a share into shares of Common Stock immediately prior to liquidation, and ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends. The holders of the Amended Series A Preferred Stock have the right to appoint a designee to the Company's Board of Directors and the Company is prohibited from taking certain actions without the approval of the holders of the majority of the Amended Series A Preferred Stock. In addition, holders of the Amended Series A Preferred Stock have registration rights with respect to the Common Stock issuable upon conversion of the Amended Series A Preferred Stock and certain anti-dilution and pre-emptive rights with respect to future issuances of capital stock by the Company.

         Series B Convertible Preferred Stock

         On November 13, 2000, the Company entered into a second investment agreement with Soros (the "Second Soros Investment Agreement") pursuant to which affiliates of Soros agreed to invest up to an additional $15 million in the Company, subject to certain conditions (the "Soros Investment"). Under the terms of the Second Soros Investment Agreement, in November 2000, Soros invested an additional $5 million in the form of a promissory note (the "New Note"), convertible into Series B Preferred Stock at a rate of $2.34 per share. On February 5, 2001, upon the second closing under the Second Soros Investment Agreement, the principal amount of, and the interest accrued and unpaid on,

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         the Soros Notes (as defined below in the heading "Soros Warrants") and the New Note, totaling approximately $20 million, were converted into shares of Series B Preferred Stock at a rate of $2.34 per share.

         Excluding shares of Common Stock that may be issued as payment of accrued and unpaid dividends, the shares of Series B Preferred Stock are convertible into shares of Common Stock on a one-to-one basis, subject to certain antidilution provisions, and bear a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. Each share of Series B Preferred Stock has a liquidation preference equal to the greater of
         (i) its face value plus accrued dividends plus $10 million ($31,504,000) or (ii) the amount that the holder of such a share would receive if it were to convert such a share into shares of Common Stock immediately prior to liquidation, and ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends. The holders of the Series B Preferred Stock have the right to appoint a designee to the Company's Board of Directors and the Company is prohibited from taking certain actions without the approval of the holders of the majority of the Series B Preferred Stock. In addition, holders of the Series B Preferred Stock have certain pre-emptive rights with respect to future issuances of capital stock by the Company, and have registration rights with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock.

         Rights Offering

         Pursuant to the Second Soros Investment Agreement, on February 7, 2001 the Company offered the public shareholders of the Company, as of February 7, 2001, the right to purchase up to an aggregate of $20 million in Common Stock at $2.34 per share (the "Rights Offering"). The Second Soros Investment Agreement provided for Soros to purchase the difference between $20 million and the amount of Common Stock purchased by the public shareholders in the Rights Offering, up to a total of $10 million, all at the rate of $2.34 per share (the "Standby Commitment"). The Rights Offering was completed on March 26, 2001. The public shareholders subscribed for 6,921 shares in the Rights Offering for aggregate proceeds of approximately $16,000. In accordance with the Standby Commitment, Soros purchased 4,273,504 shares of Common Stock of the Company for an aggregate amount of $10 million on March 28, 2001 at a price of $2.34 per share. Immediately after the closing of the Rights Offering, Soros beneficially owned approximately 78% of the outstanding Common Stock.

         The accompanying consolidated financial statements reflect the conversion of the Amended Notes and the New Note into Series B Preferred Stock at a price of $2.34 per share, after giving effect to the remaining unamortized discount of $302,000 and the conversion of accrued interest on both the Amended Notes and New Note of $851,000 through February 5, 2001 into shares of Series B Preferred Stock. The Company recorded a beneficial conversion feature of approximately $5,556,000 in connection with the conversion of the Amended Notes into Series B Preferred Stock. This amount was credited to additional paid-in capital and charged against interest expense in accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF No. 98-5"). In addition, as a result of certain changes made to the terms of the Certificate of Designation for the Series A Preferred Stock in connection with the second closing of the agreement with Soros, the Original Series A Preferred Stock was converted into permanent equity and the conversion price was reduced from $10.50 to $2.34. This resulted in the recording of approximately $7,771,000 to additional paid-in capital. The corresponding charge to accumulated deficit consisted of the following: $5,000,000 was classified as debt discount on the New Note, and charged to interest expense, $2,149,000 was classified as interest expense and $622,000 was assigned to dividends.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         Soros Warrants

         In March 2000, the Company obtained a commitment from affiliates of Soros to provide, at the Company's option, up to $15 million of financing at any time during 2000 on terms reflecting market rates for such financings at the time such financing is provided (the "Soros Commitment"). During 2000, Soros provided the Company with the aggregate principal amount of $15 million in convertible debt financing pursuant to the Soros Commitment, in the form of notes that bore interest at a rate of 8% per annum and were due in May 2001 (the "Soros Notes"). On February 5, 2001, pursuant to the Second Soros Investment Agreement, the Soros Notes were converted into Series B Preferred Stock, as described above. In connection with the Soros Commitment and the issuance of the Soros Notes, the Company granted Soros warrants (the "Soros Warrants") pursuant to which Soros has the right to purchase up to 375,000 shares of Common Stock at an exercise price equal to $2.29 per share, exercisable at any time during the five years following issuance. The Soros Warrants have been valued at $467,000 using the Black-Scholes option pricing model and, accordingly, the Company has recorded the issuance of the warrants as a credit to additional paid in capital and recognized a debt discount, which was amortized over the life of the Notes.

         Unit Purchase Options and Warrants

         In May 1997, the Company sold to the underwriter of the Company's Initial Public Offering ("IPO"), for an aggregate purchase price of $100, 150,000 Unit Purchase Options ("UPO's"). Each UPO entitles the holder thereof to purchase one Unit. The UPO's are exercisable initially at a price of $8.00 per Unit during the four-year period commencing on May 15, 1998. As of December 31, 2001, there were 11,500 UPO's outstanding.

         In connection with the Company's IPO, the Company issued 1,500,000 units ("Units"), with each Unit consisting of one share of Common Stock and one redeemable Common Stock purchase warrants ("Warrant"). These Warrants entitled the holders to purchase one share of Common Stock at $5.00 per share during the four-year period commencing May 15, 1998; all Warrants became exercisable on such date. The Company had the right to redeem the Warrants at any time after they became exercisable, at a price of $.01 per Warrant, provided that the market price of the stock exceeded $8.25 for a specific period of time. On December 21, 1998, the Company provided notice of its election to redeem the Warrants. During 1999, 1,412,374 Warrants were exercised, resulting in proceeds of $7,062,000. Substantially all of the Warrants included in the Units were exercised prior to the redemption.

         Stock Option Plan

         The Company's Board of Directors has adopted two stock option plans, one in July 2000 (the "2000 Plan") and the other in May 1997 (the "1997 Plan"). The Plans were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted. Vesting terms of the options range from immediately to a ratable vesting period of four years. The 2000 Plan has 1,500,000 shares authorized for issuance. During 2001, the Company amended the 1997 Plan in order to increase the maximum number of shares that may be granted under the Plan to 5,400,000.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         The following table summarizes the Company's stock option activity:

                                                                        Number             Weighted
                                                                          of               Average
                                                                        Shares          Exercise Price

         Balance at January 1, 1999                                      259,975                 3.27
                                                                      ==========
         Options granted                                                 958,050                11.90
         Options canceled                                                (40,000)               12.04
         Options exercised                                               (68,875)                4.12
                                                                      ----------

         Balance at December 31, 1999                                  1,109,150                10.35
                                                                      ==========
         Options granted                                               3,746,362                 2.98
         Options canceled                                               (104,627)                7.21
         Options exercised                                                     -                    -
                                                                      ==========

         Balance at December 31, 2000                                  4,750,885                 4.61
         Options granted                                                 321,750                 1.72
         Options canceled                                               (729,432)                5.26
         Options exercised                                                     -                    -
                                                                      ==========

         Balance at December 31, 2001                                  4,343,203                 4.28

         Eligible for exercise at December 31, 1999                      169,763                 7.15
                                                                      ==========
         Eligible for exercise at December 31, 2000                      644,457                 7.23
                                                                      ==========
         Eligible for exercise at December 31, 2001                    2,069,120                 4.78
                                                                      ==========

         The stock options are exercisable in different periods commencing in 1998 through 2011. Additional information with respect to the outstanding options as of December 31, 2001, is as follows:


                                  Options Outstanding                            Options Exercisable
                              ------------------------------   --------------  ------------------------
                                                Weighted          Weighted                     Weighted
            Range of                            Average           Average                      Average
            Exercise            Options         Remaining         Exercise       Options       Exercise
             Prices           Outstanding   Contractual Life       Price       Exercisable      Price

         $0.86 - $2.94         2,601,928       8.65 Years       $    2.71      1,158,324      $    2.77
         $3.06 - $5.22         1,067,500       8.57 Years            3.16        502,043           3.25
         $8.34 - $9.66            98,250       7.64 Years            9.08         62,930           9.09
         $10.69 - $12.13         330,625       7.91 Years           11.05        176,557          11.04
         $12.34 - $16.60         244,900       7.29 Years           14.81        169,266          14.98
                              ----------                                      ----------
         $0.63 - $16.60        4,343,203       8.48 Years       $    4.28      2,069,120      $    4.78

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         The Company does not recognize compensation expense for stock options granted to employees and directors at or above fair market value, as permitted by the accounting standards. The fair value of options granted during 2001, 2000 and 1999 was approximately $448,000, $7.8 million and $8.6 million, respectively. The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123.

         The following assumptions were used in applying the model:

                                             Year ended December 31,
                                   ---------------------------------------------
                                          2001            2000         1999

         Risk-free interest rates     4.42 - 5.27%    5.16 -6.81%    4.80-6.55%
         Expected lives (in years)         6                6             6
         Dividend yield                    0%               0%            0%
         Expected volitility              119%             80%           62%

         Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:


                                                                           Year ended December 31,
                                                             ------------------------------------------------
                                                                   2001              2000             1999
         Basic and diluted net loss as reported              $   25,006,000   $   21,109,000   $   13,194,000
         Basic and diluted net loss per share, as reported   $         3.41   $         4.45   $         2.82
         Basic and diluted net loss, pro forma               $   25,074,000   $   22,611,000   $   14,009,000
         Basic and diluted net loss per share, pro forma     $         3.42   $         4.59   $         2.92

         The Company has issued warrants to purchase Common Stock to a shareholder, a lender and other third parties in exchange for services provided. As of December 31, 2001, there are 612,500 warrants issued. These warrants expire beginning September 2005 through October 2010. The exercise price of these warrants range from $0.88 - $9.08.

         As of December 31, 2001, the Company has reserved an aggregate of 18,162,989 shares of Common Stock for the conversion of Preferred Stock, the exercise of Stock Options, Warrants and UPO's.

9.       Note payable to Shareholder

         On December 15, 2001, the Company issued a promissory note in the amount of $182,000 to Soros, in exchange for services provided during the course of the year. The Note bears interest at 9% per annum and has a maturity date of December 15, 2004.

10.      Financing Agreement

         On March 30, 2001, the Company entered into a Financing Agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal provides the Company with certain credit accommodations, including loans and advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility"). The maximum amount available under the Loan Facility is an amount equal to the lower of (i) the Soros Guarantee (defined below) plus the lower of (x) $2 million or (y) the lower of (1) 20% of the book value of the Company's inventory or (2) the full liquidation value of the Company's inventory or (ii) $10 million. The Company is required to have at least $1.5 million of

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         tangible net worth and $3.5 million of working capital. As of December 31, 2001, the Company had approximately $3.8 million available under the Loan Facility. Of the total amount available under the Loan Facility as of December 31, 2001, approximately $2.2 million has been committed, leaving $1.6 million available against the Loan Facility. The Company pays interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1% (at December 31, 2001-5.75%). For the period ended December 31, 2001, interest expense and fees totaled approximately $26,000.

         In consideration for the Loan Facility, among other things, the Company granted to Rosenthal a first priority lien (the "Rosenthal Lien") on substantially all of its assets, including control of all of the Company's cash accounts upon an event of default and certain of its cash accounts in the event that the total amount of monies loaned the Company under the Loan Facility exceeds 90% of the undrawn amount of the Soros Guarantee for more than 10 days. The Company issued to Rosenthal a warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.34, exercisable for five years. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid in capital for $45,000. This amount is being amortized over the life of the Loan Facility.

         In connection with the Loan Facility, the Company entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a standby letter of credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Financing Agreement. In addition, during the term of the Financing Agreement, at the Company's request, Soros will issue another Soros Guarantee for up to an additional $1.5 million. As used herein, the term "Soros Guarantee" means the total face amount of all standby letters of credit which Soros is maintaining in connection with the Loan Facility. In consideration for the Soros Guarantee, the Company agreed to reimburse Soros for any amounts it pays to Rosenthal pursuant to the Soros Guarantee and granted to Soros a lien (the "Soros Lien") subordinated to the Rosenthal Lien on substantially all of the Company's assets, including its cash balances, in order to collateralize its reimbursement obligations. In connection with the Reimbursement Agreement, the Company issued to Soros a warrant (the "Soros Upfront Warrant") to purchase 100,000 shares of Common Stock at an exercise price equal to $0.88, exercisable for ten years beginning on September 16, 2001. The Company accounted for the warrant in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14") and credited additional paid in capital for approximately $74,000. This amount is being amortized over the life of the Loan Facility.

         Subject to certain conditions, if the Company defaults on any of its obligations under the Financing Agreement, Rosenthal has the right to draw upon the Soros Guarantee to satisfy any such obligations. If and when Rosenthal draws on the Soros Guarantee, pursuant to the terms of the Reimbursement Agreement, the Company would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Soros Guarantee plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Soros Guarantee during the continuance of a default under the Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Soros Guarantee, the Company will be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of Common Stock on the 10 days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of Common Stock on the ten days preceding the latter of
         (a) ten days after the date of issuance and (b) September 15, 2001.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

         Under the Financing Agreement, Soros has the right to purchase all of the Company's obligations to Rosenthal under the Loan Facility from Rosenthal (the "Buyout Option") at any time during the term of the Financing Agreement. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Soros Guarantee as consideration for Soros' purchase of such obligations. The initial term of the Financing Agreement ends on March 30, 2002. The Financing Agreement provides for automatic one year renewals unless either party provides at least 30 day prior notice of its decision not to renew.

11.      Quarterly Results of Operations (Unaudited)

         Amounts in thousands, except per share data

                                               Quarter Ended
               2001          March 31       June 30   September 30  December 31
               ----          --------       -------   ------------  -----------

Net Revenues                $    4,646      $ 5,285      $ 5,113      $ 7,906
                            ==================================================
Gross Profit                $    1,283      $ 1,724      $ 1,459      $ 2,530
                            ==================================================
Net Loss                    $  (17,031)     $(4,168)     $(2,428)     $(1,379)
                            ==================================================
Loss per
common share-basic          $    (3.57)     $ (0.52)     $ (0.33)     $ (0.22)
                            ==================================================
Loss per
common share-diluted        $    (3.57)     $ (0.52)     $ (0.33)     $ (0.22)
                            ==================================================

                                               Quarter Ended
               2000          March 31       June 30   September 30  December 31
               ----          --------       -------   ------------  -----------

Net Revenues                $    3,736      $ 4,560      $ 3,455      $ 5,761
                            ==================================================
Gross Profit                $      668      $   843      $   560      $ 1,423
                            ==================================================
Net Loss                    $   (5,667)     $(5,301)     $(4,781)     $(5,360)
                            ==================================================
Loss per
common share-basic          $    (1.19)     $ (1.12)     $ (1.01)     $ (1.13)
                            ==================================================
Loss per
common share-diluted        $    (1.19)     $ (1.12)     $ (1.01)     $ (1.13)
                            ==================================================

                                               Quarter Ended
               1999          March 31       June 30   September 30  December 31
               ----          --------       -------   ------------  -----------

Net Revenues                $      336      $   795      $   896      $ 3,082
                            ==================================================
Gross Profit                $       51      $   171      $   126      $   207
                            ==================================================
Net Loss                    $   (1,172)     $(2,984)     $(3,349)     $(5,689)
                            ==================================================
(Loss) Earnings per
common share-basic:
  Continued Operations      $    (0.27)     $ (0.61)     $ (0.71)     $ (1.20)
                            ==================================================
  Discontinued Operations         0.01
                            --------------------------------------------------
                            $    (0.26)     $ (0.61)     $ (0.71)     $ (1.20)
                            ==================================================
(Loss) Earnings per
common share-diluted:
  Continued Operations      $    (0.27)     $ (0.61)     $ (0.71)     $ (1.20)
                            ==================================================
  Discontinued Operations         0.01
                            --------------------------------------------------
                            $    (0.26)     $ (0.61)     $ (0.71)     $ (1.20)
                            ==================================================

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2001
--------------------------------------------------------------------------------

12.      Subsequent Events

         In March 2002, the Company entered into a Standby Commitment Agreement with Soros (the "Soros Standby Agreement"). Under the Soros Standby Agreement, Soros has agreed to provide the Company with up to four million dollars of additional financing (the "Standby Commitment Amount") at any time prior to January 1, 2003; provided, however, that the Company may draw down on the Standby Commitment Amount only at such time that its total cash balances are less than $1,000,000. Such financing can be made in one or more tranches as determined by the members of the Board of Directors who are not Soros designees, and any and all financings made shall be on terms that are consistent with those in the market at the time the draw is made for similar investments by investors similar to Soros in companies similar to Bluefly. Subject to certain limitations the Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 27, 2002. In exchange for this commitment, but not as a substitute for additional consideration that Soros would receive if and when any financing is made pursuant to the Soros Standby Agreement, the Company issued to Soros a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.68 per share (the 20 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance), exercisable at any time until March 27, 2007. The Company accounted for the warrant by crediting additional paid in capital for approximately $157,000.

         In March 2002, the Company amended its Financing Agreement with Rosenthal. Under the terms of this amendment (the "Rosenthal Amendment"), the Company extended the Rosenthal Financing Agreement until March 30, 2003, reduced the annual fee it paid Rosenthal for the Loan Facility, allowed for a decrease from $2.5 million to $1.5 million in the face amount of the Soros Guarantee to help collateralize the Loan Facility, and limited the maximum amount available under the Loan Facility to an amount equal to the Soros Guarantee plus the lowest of
         (x) $1 million, (y) 20% of the book value of its inventory, and (z) the full liquidation value of its inventory. In addition, pursuant to the Rosenthal Amendment, the Company adjusted the threshold amount that entitles Rosenthal to take control of certain of its cash accounts for a period of time to 90% of the maximum amount available under the Loan Facility instead of 90% of the Soros Guarantee as had been provided previously. As of March 22, 2002, the maximum amount available under the Loan Facility was approximately $2.5 million, of which $2.2 million was outstanding as of such date.

         As partial consideration for the Rosenthal Amendment, the Company extended the termination date of the warrant it issued to Rosenthal on March 30, 2001 to purchase 50,000 shares of its Common Stock at an exercise price of $2.34 per share from March 30, 2006 to March 30, 2007. The Company revalued the warrant as of the new measurement date, using the Black-Scholes option pricing model and credited additional paid in capital for $80,000. This amount is being amortized over the life of the Loan Facility.

         In March 2002, in connection with the Rosenthal Amendment, the Company amended the Reimbursement Agreement pursuant to which Soros agreed to guarantee a portion of the Loan Facility to reduce the total amount of standby letters of credit that Soros is obligated to issue to collateralize the Loan Facility to $1.5 million from $4 million. The Company is obligated to reimburse Soros for any amounts Soros pays to Rosenthal pursuant to the Reimbursement Agreement. The Company's obligation to Rosenthal is collateralized by a lien on substantially all of its assets and the Company has granted Soros a subordinated lien on substantially all of its assets, including its cash balances, in order to collateralize its reimbursement obligations. In exchange for Soros' agreement to maintain the Soros Guarantee until August 15, 2003, the Company issued to Soros a warrant to purchase 60,000 shares of its Common Stock at an exercise price of $1.66 per share (the 20 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance), exercisable at any time until March 30, 2007. The Company will value the warrant using the Black-Scholes option pricing model and credit additional paid in capital.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

The executive officers and directors of the Company, their ages and their positions are as follows:

       Name                  Age    Position
       ----                  ---    ---------
       E. Kenneth Seiff      37     Chairman of the Board of Directors,
                                    Chief Executive Officer,
                                    President and Treasurer

       Patrick C. Barry      39     Chief Financial Officer and Chief
                                    Operating Officer

       Jonathan B. Morris    34     Executive Vice President and Secretary

       Robert G. Stevens     48     Executive Vice President and Director

       Josephine Esquivel    47     Director

       Mark H. Goldstein     40     Director*

       Martin Miller         70     Director

       Neal Moszkowski       36     Director

       David Wassong         31     Director

       Lorne Weil            55     Director

* Resigned in February 2002 to focus energies on other activities.

E. Kenneth Seiff, the founder of the Company, has served as the Company's Chairman of the Board, Chief Executive Officer and Treasurer since its inception in April 1991. He became President of the Company in October 1996.

Patrick C. Barry has served as an Executive Vice President of the Company from July 1998 to September 2000 and as Chief Financial Officer of the Company since August 1998. In September 2000, Mr. Barry assumed the role of the Chief Operating Officer. From June 1996 to July 1998, Mr. Barry served as the Chief Financial Officer and the Vice President of Operations of Audible, Inc., an Internet commerce and content provider. From March 1995 to June 1996, Mr. Barry was the Chief Financial Officer of Warner Music Enterprises, a direct marketing subsidiary of Time Warner, Inc. From July 1993 to March 1995, Mr. Barry served as Controller of Book-of-the-Month Club, a direct marketing subsidiary of Time Warner, Inc.

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

Josephine Esquivel was appointed as a director of the Company in June of 2001. Ms. Esquivel was a senior apparel, textiles, footwear and luxury goods equity analyst with Morgan Stanley Dean Witter from February 1995 until April 2001. From June 1987 to February 1995, Ms. Esquivel was a Senior Vice President at Lehman Brothers, and from August 1983 to June 1987, she was a Business Manager for the textile Company J.P. Stevens & Co.

Mark H. Goldstein served as a director of the Company from December 1999 to February 2002. He is currently an Entrepreneur in Residence at New Enterprise Associates (NEA). From August 1999 until January 2000, Mr. Goldstein served as an Internet Executive at Softbank Holdings ("Softbank"), a venture capital fund that specializes in investments in Internet companies, and from December 1999 until June 2001, he served as the Chief Executive Officer of Bluelight.com, a joint venture of K-Mart and Softbank. From September 1997 to July 1999, Mr. Goldstein served as the Chief Executive Officer of Impulse Buy Network, a developer of direct marketing applications for the Internet that was acquired by Inktomi Corporation in April 1999. From September 1995 to March 1997, Mr. Goldstein served as Executive Vice President of Firefly Networks, a software development subsidiary of Microsoft Corporation. In February 2002, Mr. Goldstein resigned from his position as a Director of the Company to focus his energies on other activities.

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

Neal Moszkowski has served as a director of the Company since August 1999 and is the Series A Preferred Stock designee. Mr. Moszkowski has been a partner of Soros Private Equity Partners LLC ("Soros Private Equity") since August 1998. Prior to joining Soros Private Equity, Mr. Moszkowski was an Executive Director of Goldman Sachs International and a Vice President of Goldman Sachs & Co., an investment banking firm, in its Principal Investment Area. He joined Goldman Sachs & Co. in August 1993. Mr. Moszkowski is also a Director of Integra Life Sciences Holdings, Inc., a medical products company, Medicalogic/Medscape, Inc., a medical data, information and technology company and Jet Blue Airways Corporation.

David Wassong was appointed as a director of the Company in February 2001 and is the Series B Preferred Stock designee. Mr. Wassong has been a partner of Soros Private Equity since June 1998. Prior to joining Soros Private Equity, from July 1997 to June 1998, Mr. Wassong was Vice President, and previously Associate, at Lauder Gaspar Ventures, LLC, a media, entertainment and telecommunications-focused venture capital fund. From September 1995 to June 1997, Mr. Wassong attended the Wharton School, The University of Pennsylvania, and received his Masters in Business Management. Mr. Wassong is also a director of iExplore, inc., NUSIGN Industries, Meteor Mobile Communications, IntraLinks, Inc., IRSA Telecomunicaciones, N.V. and Europlex Cinemas.

Lorne Weil was appointed as a director of the Company, effective as of February 1, 2001. Mr Weil has served as Chief Executive Officer of Autotote Corporation, a supplier of computerized gaming systems and related equipment, since April 1992 and as President of that Company since August 1997. Mr. Weil was President of Lorne Weil, Inc., a firm providing strategic planning and corporate development services to high technology industries, from 1979 to November 1992. Mr. Weil is currently a director of Autotote Corporation, Fruit of the Loom, Inc., General Growth Properties, Inc. and XESystems Inc., a subsidiary of Xerox Corporation.

The Board of Directors has established an Audit Committee ("Audit Committee") comprised of Martin Miller, Lorne Weil and Josephine Esquivel. The Audit Committee is responsible for recommending to the Board of Directors the appointment of the Company's outside auditors, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions.

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

In October 2001, the Board of Directors also established a Technology Committee (the "Technology Committee") to approve any plan, agreement, instrument or document it deems necessary, appropriate or desirable to reduce the Company's technology expenses while preserving the reliability and performance of the Company's technology infrastructure. The Technology Committee consists of Neal Moszkowski and David Wassong.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Corporation's directors and executive officers and persons who beneficially own more than ten percent of the Common Stock (collectively, the "Reporting Persons") to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Corporation with copies of all such reports. To the Corporation's knowledge, based solely on a review of copies of such reports furnished to the Corporation, the Corporation believes that during the 2001 fiscal year all Reporting Persons complied with all applicable Section 16(a) reporting requirements.

Item 11.  Executive Compensation

Compensation of Directors

The Company's independent, outside non-employee directors are paid a cash stipend of $500 for each board or committee meeting attended in person and are reimbursed for expenses incurred on behalf of the Company. Each non-employee director receives an option to purchase 3,750 shares of Common Stock under the 1997 Plan at the time that such director is appointed and an annual grant of an option to purchase 3,750 shares of Common Stock under the 1997 Plan.

As compensation for his service as Chairman of the Option Plan/Compensation Committee, Mr. Weil was granted, upon the commencement of his service as a director, an option to purchase 50,000 shares of Common Stock Under the 1997 Plan.

Compensation of Executive Officers

The following table sets forth information concerning the compensation paid by the Company during the fiscal years ended December 31, 2001, 2000 and 1999 to the Company's Chief Executive Officer and the three other executive officers of the Company who received a total compensation from the Company in excess of $100,000 in the year 2001 (the "Named Executive Officers").

                                                                                        Long Term
                                                   Annual Compensation                 Compensation
                                     -------------------------------------------       ------------

                                                                                        Securities
                                                                    Other Annual        Underlying
Name and Principal Position          Year    Salary         Bonus   Compensation         Options
---------------------------          ----    ------         -----   ------------         -------
E. Kenneth Seiff                     2001   $267,308      $ 50,000   $  1,000               --
Chief Executive Officer, President   2000   $250,367      $ 25,000   $  1,000          980,000(1)(3)
       and Treasurer                 1999   $206,519      $ 25,491   $  1,000          100,000(1)(4)

Patrick C. Barry                     2001   $249,039(5)   $     --   $    590               --
Chief Financial Officer and Chief    2000   $200,433(5)   $     --   $    590          489,912(2)(3)
          Operating Officer          1999   $150,958      $ 25,491   $    590           99,900(2)(4)

Jonathan B. Morris                   2001   $249,039(5)   $     --   $    330               --



Executive Vice President             2000   $200,433(5)   $     --   $    330          490,000(2)(3)
                                     1999   $150,958      $ 25,491   $    330          100,000(2)(4)

Robert G. Stevens                    2001   $249,039(5)   $     --   $     --               --
Executive Vice President             2000   $168,000      $     --   $     --          490,000(2)(3)
                                     1999   $     --      $     --   $     --          105,750(2)

(1) Options granted at an exercise price equal to 110% of the fair market value on the date of grant.
(2) Options granted at an exercise price equal to 100% of the fair market value on the date of grant.
(3) Represents options granted during fiscal year 2000 for services performed in fiscal 2000.
(4) Represents options granted in January 1999 for the 1998 fiscal year and options granted in December 1999 for the 1999 fiscal year.
(5)   Includes amounts paid pursuant to retroactive salary adjustments.

Employment Agreements

The Company has entered into employment agreements with each of the Named Executive Officers. Each such employment agreement provides for a base salary, subject to increase by the Board of Directors, and an annual bonus to be determined by the Board of Directors. Mr. Seiff's employment agreement provides that, at the discretion of the Board of Directors, all or part of such bonus may be paid through the issuance to Mr. Seiff of capital stock of the Company, provided that at the request of Mr. Seiff, a portion of such bonus sufficient to pay any income taxes arising from such bonus will be paid in cash rather than in capital stock of the Company. Mr. Seiff's base salary under his employment agreement is $275,000, and the base salaries of Messrs. Barry, Morris, and Stevens under their respective employment agreements are currently $225,000. Mr. Seiff's employment agreement expires in January 2003, Mr. Barry's employment agreement expires in July 2002, Mr. Morris' employment agreement expires in July 2002, and Mr. Stevens' employment agreement expires in January 2003. Each such employment agreement obligates the Company to make certain severance payments in connection with a termination of such Named Executive Officer's employment, other than for cause, not exceeding five months' salary, except as set forth below. In the case of Mr. Seiff, the Company would be obligated to pay Mr. Seiff an amount equal to the total amount due to him during the remaining term of the contract. Mr. Seiff's employment agreement also provides for the immediate vesting of any stock options held by him in the event that certain events classified as a "Change In Control" occur.

Options Grants in Last Fiscal Year

During the fiscal year ended December 31, 2001 there were no grants of stock options under the Plans to the Named Executives Officers.

The Company does not currently grant stock appreciation rights.

Option Holdings

 The following table sets forth information with respect to the Named Executive Officers concerning the number and value of unexercised options held at December 31, 2001. None of the Named Executive Officers exercised any outstanding options during the fiscal year ended December 31, 2001.

                                            Securities Underlying Unexercised          Value of Unexercised In-the-Money
                                              Options at December 31, 2001 (#)          Options at December 31, 2001 ($)
                                              ------------------------------            -------------------------------
           Name                             Exercisable         Unexercisable           Exercisable       Unexercisable
                                            -----------         -------------           -----------       -------------
           E. Kenneth Seiff                   510,924              594,076                $    0             $    0
           Patrick C. Barry                   303,424              341,488                $    0             $    0
           Jonathan B. Morris                 293,966              351,034                $    0             $    0
           Robert G. Stevens                  273,050              330,200                $    0             $    0

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 15, 2002, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                            Number of Shares
     Name (1)                                                              Beneficially Owned  Percentage (2)
     --------                                                              ------------------  --------------
     E. Kenneth Seiff                                                       1,155,354(3)(4)       11.72%
     Josephine Esquivel                                                           -                  *
     Mark H. Goldstein                                                         11,250(5)             *
     Martin Miller                                                             23,750(6)(7)          *
     Neal Moszkowski (8)                                                       11,250(9)             *
     David Wassong (8)                                                          3,750(10)            *
     Lorne Weil                                                                50,000(11)            *
     Robert G. Stevens                                                        379,790(12)          3.98%
     Patrick C. Barry                                                         413,526(13)          4.30%
     Jonathan B. Morris                                                       448,608(14)          4.66%
     Quantum Industrial Partners LDC                                       17,012,793(15)(18)     77.05%
     George Soros                                                          17,569,542(16)(18)     78.08%
     All directors and executive officers as a group (10 persons)           2,497,278(17)         22.43%

----------------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Includes 3,000 shares of Common Stock held by Nicole Seiff, the wife of E. Kenneth Seiff, as to which Mr. Seiff disclaims beneficial ownership.
(4) Includes 650,197 shares of Common Stock issuable upon exercise of options granted under the Plan.
(5) Includes 11,250 shares of Common Stock issuable upon exercise of options granted under the Plan. In February 2002, Mr. Goldstein resigned from his position as a Director of the Company to focus his energies on other activities.
(6) Includes 20,750 shares of Common Stock issuable upon exercise of options granted under the Plan.
(7) Includes 3,000 shares of Common Stock held by Madge Miller, the wife of Martin Miller, as to which Mr. Miller disclaims beneficial ownership.
(8) Messrs. Moszkowski and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock, respectively. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Common Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(9) Includes 11,250 shares of Common Stock issuable upon exercise of options granted under the Plan.
(10) Includes 3,750 shares of Common Stock issuable upon exercise of options granted under the Plan.
(11) Includes 50,000 shares of Common Stock issuable upon exercise of options granted under the Plan.

(12) Includes 346,851 shares of Common Stock issuable upon exercise of options granted under the Plan.
(13) Includes 408,526 shares of Common Stock issuable upon exercise of options granted under the Plan.
(14) Includes 425,745 shares of Common Stock issuable upon exercise of options granted under the Plan.
(15) Represents: 3,806,923 shares of Common Stock issuable upon conversion of 445,410 shares Series A Preferred Stock; 8,607,843 shares of Common Stock issuable upon conversions of 8,607,843 shares of Series B Preferred Stock; 4,138,084 shares of Common Stock; 459,943 shares of Common Stock issuable upon exercise of options and warrants; (collectively, the "QIP Shares") held in the name of Quantum Industrial Partners LDC ("QIP"). Excludes warrants issued pursuant to the Soros Standby Agreement, and the amended Reimbursement Agreement in March 2002. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIH Management Investor L.P., a Delaware limited partnership ("QIHMI"), is a minority shareholder of QIP and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management, Inc., a Delaware corporation ("QIH Management"). George Soros, "Mr. Soros" the sole shareholder of QIH Management, has entered into an agreement with Soros Fund Management LLC, a Delaware limited liability company ("SFM LLC"), pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be the beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(16) Represents 281,571 shares of Common Stock issuable on conversion of 281,571 shares of Series B Preferred Stock; 124,700 shares of Common Stock issuable on conversion of 14,590 shares of Series A Preferred Stock; 135,420 shares of Common Stock; 15,057 shares of Common Stock issuable upon exercise of warrants; (the "SFMDI Shares") held in the name of SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI"), and the QIP Shares referenced in Note 15 above. Excludes warrants issued pursuant to the Soros Standby Agreement, and the amended Reimbursement Agreement in March 2002. As sole managing member of SFMDI, Mr. Soros may also be deemed the beneficial owner of the SFMDI Shares. The principal address of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(17) Includes 1,928,319 shares of Common Stock issuable upon exercise of options granted under the Plan.
(18) See, "Risk Factors - Soros Owns a Majority of Our Stock" and "Change of Control Covenant and Liquidation Preference of Series A Preferred Stock And Series B Preferred Stock."

Series A Preferred Stock

The following table sets forth certain information with respect to the beneficial ownership of the Series A Preferred Stock of the Company as of March 15, 2002, for (i) each person who is known by the Company to own beneficially more than 5% of the Series A Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                        Number of Shares
     Name (1)                                                          Beneficially Owned    Percentage (2)
     --------                                                          ------------------    --------------
     E. Kenneth Seiff                                                         -                   -
     Josephine Esquivel                                                       -                   -
     Mark H. Goldstein                                                        -                   -
     Martin Miller                                                            -                   -
     Neal Moszkowski (3)                                                      -                   -
     David Wassong (3)                                                        -                   -
     Lorne Weil                                                               -                   -
     Robert G. Stevens                                                        -                   -

                                                                        Number of Shares
     Name (1)                                                          Beneficially Owned    Percentage (2)
     --------                                                          ------------------    --------------
     Patrick C. Barry                                                         -                   -
     Jonathan B. Morris                                                       -                   -
     Quantum Industrial Partners LDC                                      445,410(4)(6)          89.1%
     George Soros                                                         460,000(5)(6)          92.0%
     All directors and executive officers as a group (9 persons)              -                   -

----------------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the Series A Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the QIP Shares held in the name of QIP. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. QIHMI is a minority shareholder of QIP and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) the SFMDI Shares held in the name of SFMDI and (ii) the QIP Shares referenced in Note 4 above. As sole managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - "Soros Owns a Majority of Our Stock" and "Change of Control Covenant and Liquidation Preference of Series A Preferred Stock And Series B Preferred Stock."

Series B Preferred Stock

The following table sets forth certain information with respect to the beneficial ownership of the Series B Preferred Stock of the Company as of March 15, 2002, for (i) each person who is known by the Company to own beneficially more than 5% of the Series A Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.


                                                                           Number of Shares
     Name (1)                                                             Beneficially Owned    Percentage (2)
     --------                                                             ------------------    --------------
     E. Kenneth Seiff                                                           -                    -
     Josephine Esquivel                                                         -                    -
     Mark H. Goldstein                                                          -                    -

                                                                           Number of Shares
     Name (1)                                                             Beneficially Owned    Percentage (2)
     --------                                                             ------------------    --------------
     Martin Miller                                                              -                    -
     Neal Moszkowski (3)                                                        -                    -
     David Wassong (3)                                                          -                    -
     Lorne Weil                                                                 -                    -
     Robert G. Stevens                                                          -                    -
     Patrick C. Barry                                                           -                    -
     Jonathan B. Morris                                                         -                    -
     Quantum Industrial Partners LDC                                       8,607,843(4)(6)         96.60%
     George Soros                                                          8,889,414(5)(6)         99.76%
     All directors and executive officers as a group (9 persons)                   -                 -

----------------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series B Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the QIP Shares held in the name of QIP. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) the SFMDI Shares held in the name of SFMDI and (ii) the QIP Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - "Soros Owns a Majority of Our Stock" and "Change of Control Covenant and Liquidation Preference of Series A Preferred Stock And Series B Preferred Stock."

Item 13.  Certain Relationships and Related Transactions

In March 2000, we obtained a commitment from Soros to provide, at our option, up to $15 million of financing at any time during the year 2000 on terms reflecting market rates for such financings at the time such financing was provided (the "Soros Commitment"). As of December 31, 2000, Soros had provided us with the aggregate principal amount of $15 million in convertible debt financing pursuant to the Soros Commitment, in the form of notes that bore interest at the rate of 8% per annum and were due in May 2001 (the "Soros Commitment Notes"). In connection with the Soros Commitment and the Soros Commitment Notes, we granted Soros warrants to purchase up to 375,000 shares of Common Stock at an exercise price of $2.29 per share, exercisable at any time during the five years following issuance (the "Soros Commitment Warrants"). The Soros Commitment Warrants have been valued at $467,000, using the Black-Scholes option pricing model and, accordingly, we recorded a credit to additional paid in capital and a debt discount, that was amortized over the life of the debt.

In November 2000, we entered into additional agreements with Soros (the "Additional Soros Financing"), pursuant to which Soros agreed to invest up to an additional $15 million in us, subject to certain conditions. Under the terms of the Additional Financing, (a) in November 2000, Soros invested an additional $5 million in the form of promissory notes (the "Additional Soros Notes"), (b) in February 2001, following the receipt of shareholder approval of certain aspects of the transaction, the Soros Commitment Notes and the Additional Soros Notes converted into Series B Preferred Stock at the rate of $2.34 per share and the conversion price of the Series A Preferred Stock was reduced to $2.34 per share,
(c) we offered to our public shareholders the right to purchase up to an aggregate of $20 million of Common Stock at a price of $2.34 per share (the "Rights Offering") and (d) Soros agreed to purchase a total dollar amount of shares of Common Stock equal to the difference between $20 million and the aggregate total dollar amount of shares of Common Stock purchased by public shareholders in the Rights Offering, subject to a maximum $10 million commitment on the part of Soros (the "Standby Commitment"). The Rights Offering expired in March 2001. Public shareholders subscribed for 6,921 shares of Common Stock in the Rights Offering for aggregate proceeds of $16,000, and, in accordance with the Standby Commitment, Soros purchased an aggregate of 4,273,504 shares of Common Stock for an aggregate of $10 million. See, "Risk Factors - Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock" and "Soros Owns A Majority Of Our Stock."

In connection with the Loan Facility, on March 30, 2001, we entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to issue a standby letter of credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Rosenthal Financing Agreement. We agreed to reimburse Soros for any amounts it pays to Rosenthal pursuant to such guarantee and we granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. In addition, during the term of the Rosenthal Financing Agreement, at our request, Soros would issue another standby letter of credit for up to an additional $1.5 million. In consideration for the Soros Guarantee, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to $0.88, exercisable at any time prior to September 15, 2011.

On March 22, 2002, we amended the Reimbursement Agreement with Soros by reducing the total amount of standby letters of credit that Soros is obligated to issue to secure the Loan Facility to $1.5 million from $4 million. In exchange for Soros' agreement to maintain the Soros Guarantee until August 15, 2003, on March 22, 2002, we issued to Soros a warrant to purchase 60,000 shares of our Common Stock at an exercise price of $1.66 per share at any time until March 30, 2007. In connection with the issuance of this warrant, Soros agreed that the issuance of this warrant shall not trigger the anti-dilution provision of Section 5.8.6 of our Certificate of Incorporation. See, "Recent Developments."

Subject to certain conditions, if we default on any of our obligations under the Rosenthal Financing Agreement, Rosenthal has the right to draw upon the Soros Guarantee to satisfy any such obligations. If and when Rosenthal draws on the Soros Guarantee, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Soros Guarantee plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Soros Guarantee during the continuance of a default under the Rosenthal Financing Agreement or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility, we will be required to issue to Soros a Contingent Warrant to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average of the closing price of our Common Stock on the 10 days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the 10 days preceding 10 days after the date of issuance. See, "Risk Factors - We Have Granted A Lien On Substantially All Of Our Assets," and "Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock" and "Soros Owns A Majority Of Our Stock."

In December 2001, Soros loaned us an aggregate of $182,000 in order to pay certain legal expenses of its counsel that we were required to pay pursuant to our various investment agreements with Soros. The loan, which is evidenced by promissory notes, bears interest at the rate of 9% per year and is payable in December 2004.

On March 27, 2002, we entered into the Soros Standby Commitment Agreement with Soros. Under the Soros Standby Agreement, Soros has agreed to provide us with up to four million dollars ($4,000,000) of additional financing on a standby basis at any time prior to January 1, 2003; provided, however, that we may draw down on the Standby Commitment Amount only at such time that our total cash balances are less than $1,000,000. Such financing can be made in one or more tranches as determined by the members of our Board of Directors who are not Soros designees, and any and all financings made shall be on terms that are consistent with those in the market at the time the draw is made for similar investments by investors similar to Soros in companies similar to us. Subject to certain limitations the Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance any equity or convertible securities after March 27, 2002. In exchange for this commitment, but not as a substitute for additional consideration that Soros would receive if and when any financing is made pursuant to the Soros Standby Agreement, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price of $1.68 per share at any time until March 27, 2002. In connection with the issuance of this warrant, Soros agreed that the issuance of this warrant shall not trigger the anti-dilution provision of
Section 5.8.6 of our Certificate of Incorporation. See, "Risk Factors - Certain Events Could Result in Significant Dilution of Your Ownership of our Common Stock."

We believe that each of the transactions described above was on terms fair to us and our stockholders, and at least as favorable to us as those available from unaffiliated third parties.

Item 14.  Exhibits and Reports on Form 8-K

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.       DESCRIPTION
-----------       -----------

3.1(h)            Certificate of Incorporation of the Company.

3.2(h)            By-Laws of the Company.

10.1(d)           Employment Agreement by and between the Company and E.
                  Kenneth Seiff, dated December 29, 1999.

10.2(d)           Amended and Restated 1997 Stock Option Plan.

10.3(a)           Lease Agreement by and between the Company and John R.
                  Perlman, et al., dated as of May 5, 1997.

10.4(b) Employment Agreement, dated as of July 13, 1998, by and between the Company and Patrick Barry.

10.5(b) Employment Agreement, dated as of June 15, 1998, by and between the Company and Jonathan Morris.

10.6(d) Employment Agreement, dated as of November 3, 1999, by and between the Company and Robert G. Stevens.

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

10.14(f)          Bluefly, Inc. 2000 Stock Option Plan.

+10.15(f)         Service Agreement by and between the Company and Distribution
                  Associates, Inc., dated July 27, 2000.

10.16(f) Note and Warrant Purchase Agreement, dated as of August 21, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

10.17(f) Note and Warrant Purchase Agreement, dated as of October 2, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

10.18(f) Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

10.19(h) Financing Agreement, dated March 30, 2001, between the Company and Rosenthal & Rosenthal, Inc.

10.20(h) Reimbursement Agreement, dated March 30, 2001, between the Company, Quantum Industrial Partners LDC and SFM Domestic Investment LLC.

10.21(h)          Warrant, dated March 30, 2001, issued to Rosenthal &
                  Rosenthal, Inc.

10.22(h)          Warrant, dated March 30, 2001, issued to Quantum Industrial
                  Partners LDC.

10.23(h)          Warrant, dated March 30, 2001, issued to SFM Domestic
                  Investments LLC.

10.24(i) Promissory Note dated April 27, 2001 by and between the Company and E. Kenneth Seiff dated April 27, 2001.

10.25 Demand Promissory Note, dated as of December 15, 2001, issued to Quantum Industrial Partners LDC.

10.26 Demand Promissory Note, dated as of December 15, 2001, issued to SFM Domestic Investments LLC.

10.27 EBusiness Hosting Agreement, dated January 9, 2002 between the Company and International Business Machines Corporation.

10.28 Standby Commitment Agreement, dated March 27, 2002, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

+10.29 Software License and Services Agreement, dated March 12, 2002, by and among the Company and Blue Martini Software, Inc.

10.30 Amendment No. 1 to Financing Agreement, dated April 30, 2001, between the Company and Rosenthal & Rosenthal, Inc.

10.31 Amendment No. 2 to Financing Agreement, dated February 14, 2002 between the Company and Rosenthal & Rosenthal, Inc.

10.32 Amendment No. 3 to Financing Agreement, dated March 22, 2002, between the Company and Rosenthal & Rosenthal, Inc.

10.33 Amendment No. 1 to Reimbursment Agreement, dated March 22, 2002, between the Company and Quantum Industrial Partners LDC.

10.34 Amendment to warrant dated March 22, 2002, issued to Rosenthal & Rosenthal, Inc.

10.35 Warrant No. 1 dated March 27, 2002, issued to Quantum Industrial Partners LDC.

10.36             Warrant No. 2 dated March 27, 2002, issued to SFM Domestic
                  Investments LLC.

10.37 Warrant No. 3 dated March 30, 2002, issued to Quantum Industrial Partners LDC.

10.38             Warrant No. 4 dated March 30, 2002, issued to SFM Domestic
                  Investments LLC.

21.1              Subsidiaries of the Registrant.

(a) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended March 31, 1997.

(b) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended September 30, 1998.
(c) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended June 30, 1999.
(d) Incorporated by reference to the Company's Annual report filed on Form 10-KSB for the year ended December 31, 1999.
(e) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2000.
(f) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2000.
(g) Incorporated by reference to the Company's report filed on Form 8-K, dated September 15, 1998.
(h) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2000.
(i) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended March 31, 2001.

 + Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been redacted.

(d)     Reports on Form 8-K.

None.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BLUEFLY, INC.

                                  By:     /s/ E. Kenneth Seiff
                                          ----------------------------
                                          E. Kenneth Seiff
                                          Chief Executive Officer and President

March 27, 2002

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                       Title                                              Date
---------                                       -----                                              ----

/s/ E. Kenneth Seiff
----------------------------------
E. Kenneth Seiff                                Chairman of the Board of Directors, Chief          March 27, 2002
                                                Executive Officer, President,
                                                and Treasurer (Principal Executive Officer)

/s/ Patrick C. Barry
----------------------------------
Patrick C. Barry                                Chief Financial Officer and Chief Operating        March 27, 2002
                                                Officer (Principal Accounting Officer)

/s/ Josephine R. Esquivel
----------------------------------
Josephine R. Esquivel                           Director                                           March 27, 2002

/s/ Martin Miller
----------------------------------
Martin Miller                                   Director                                           March 27 ,2002

/s/ Robert G. Stevens
----------------------------------
Robert G. Stevens                               Director                                           March 27, 2002

/s/ Neal Moszkowski
----------------------------------
Neal Moszkowski                                 Director                                           March 27, 2002

/s/ David Wassong
----------------------------------
David Wassong                                   Director                                           March 27, 2002

/s/ Lorne Weil
----------------------------------
Lorne Weil                                      Director                                           March 27, 2002