Form 10-Q
period 2002-03-31
BLUEFLY INC
filed 2002-04-24
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2002

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______


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

                     ---------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 23, 2002, the issuer had outstanding 9,205,331 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements


         Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                  December 31, 2001                                           3

         Consolidated Statements of Operations for the three months ended
                  March 31, 2002 and 2001 (unaudited)                         4

         Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2002 and 2001 (unaudited)                         5

         Notes to Consolidated Financial Statements                           6


Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                       8

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Part II. Other Information                                                   16

Item 1.  Legal Proceedings                                                   16

Item 2.  Changes in Securities and Use Of Proceeds                           16

Item 3.  Defaults Upon Senior Securities                                     16

Item 4.  Submission of Matters to a Vote of Security Holders                 16

Item 5.  Other Information                                                   16

Item 6.  Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   17

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                               March 31,     December 31,
                                                                                               ---------     ------------
                                                                                                 2002            2001
                                                                                                 ----            ----
                                                                                             (Unaudited)
                                                    ASSETS
Current assets
    Cash and cash equivalents                                                                $  3,763,000    $  5,419,000
    Inventories, net                                                                            6,247,000       6,388,000
    Accounts receivable                                                                         1,235,000       1,252,000
    Prepaid expenses                                                                              247,000         219,000
    Other current assets                                                                          139,000         255,000
                                                                                             ------------    ------------
          Total current assets                                                                 11,631,000      13,533,000

Property and equipment, net                                                                     1,354,000       1,155,000

Other assets                                                                                      532,000         193,000
                                                                                             ------------    ------------

     Total assets                                                                            $ 13,517,000    $ 14,881,000
                                                                                             ============    ============

                                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities

    Accounts payable                                                                         $  3,631,000    $  3,338,000
    Accrued expenses and other current liabilities                                              1,567,000       2,268,000
    Deferred revenue                                                                              465,000         691,000
                                                                                             ------------    ------------
             Total current liabilities                                                          5,663,000       6,297,000

Note payable to shareholder                                                                       182,000         182,000

Commitments and contingencies

Shareholders' equity:
    Series A Preferred stock - $.01 par value; 500,000 shares authorized and
       500,000 shares issued and outstanding as of March 31, 2002 and December
       31, 2001, respectively (liquidation preference: $10 million plus accrued dividends)          5,000           5,000

    Series B Preferred stock - $.01 par value; 9,000,000 shares authorized and
       8,910,782 shares issued and outstanding as of March 31, 2002 and December
       31, 2001, respectively (liquidation preference: $30 million plus accrued dividends)         89,000          89,000

    Common stock - $.01 par value; 40,000,000 shares authorized and 9,205,331 shares
       issued and outstanding as of March 31, 2002 and December 31, 2001, respectively             92,000          92,000
    Additional paid-in capital                                                                 72,519,000      72,184,000
    Accumulated deficit                                                                       (65,033,000)    (63,968,000)
                                                                                             ------------    ------------
           Total shareholders' equity                                                           7,672,000       8,402,000
                                                                                             ============    ============
           Total liabilities and shareholders' equity                                        $ 13,517,000    $ 14,881,000
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

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                           -----------------------------
                                                                                2002            2001
                                                                                ----            ----
      Net sales                                                            $  7,646,000    $  4,646,000
      Cost of sales                                                           5,146,000       3,363,000
                                                                           ------------    ------------
           Gross profit                                                       2,500,000       1,283,000


      Selling, marketing and fulfillment expenses                             2,421,000       3,541,000
      General and administrative expenses                                     1,077,000       1,651,000
                                                                           ------------    ------------
            Total                                                             3,498,000       5,192,000

      Operating loss                                                           (998,000)     (3,909,000)

      Interest income                                                            32,000          63,000
      Interest expense (the three months ended March 31, 2001 includes a
          $13,007,000 one-time, non-cash charge in connection with the
          conversion of debt and redeemable preferred equity to                 (99,000)    (13,185,000)
          permanent equity)                                                ------------    ------------



      Net loss                                                             $ (1,065,000)   $(17,031,000)


      Preferred stock dividends                                                (609,000)     (1,066,000)
                                                                           ------------    ------------

      Net loss available to common shareholders                            $ (1,674,000)   $(18,097,000)
                                                                           ============    ============



      Basic and diluted loss per common share                                    $(0.18)         $(3.57)
                                                                                 ======          ======


      Weighted average common shares outstanding,
      basic and diluted                                                       9,205,331       5,067,587
                                                                              =========       =========

   The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                           2002            2001
                                                                                           ----            ----
     Cash flows from operating activities

        Net loss                                                                      $ (1,065,000)   $(17,031,000)
        Adjustments to reconcile net loss to net cash used in operating activities:
           Depreciation and amortization                                                   203,000         202,000
           Warrants issued for service                                                          --          41,000
           Beneficial conversion - interest expense                                             --      13,007,000
           Provision for returns                                                          (295,000)       (347,000)

           Changes in operating assets and liabilities:
           (Increase) decrease in
                Inventories                                                                141,000         842,000
                Accounts receivable                                                         17,000         (43,000)
                Prepaid expenses                                                           (28,000)       (465,000)
                Other current assets                                                        66,000          58,000
                Other assets                                                               (12,000)         20,000
           Increase (decrease) in
                Accounts payable                                                           293,000        (466,000)
                Accrued expenses and other current liabilities                            (406,000)       (440,000)
                Deferred revenue                                                          (226,000)        205,000
                                                                                      ------------    ------------

          Net cash used in operating activities                                         (1,312,000)     (4,417,000)
                                                                                      ------------    ------------

      Cash flows from investing activities
        Purchase of property, equipment and capitalized software                          (344,000)        (44,000)
                                                                                      ------------    ------------

      Net cash used in investing activities                                               (344,000)        (44,000)
                                                                                      ------------    ------------

      Cash flows from financing activities
          Net proceeds from Rights Offering                                                     --       9,665,000
                                                                                      ------------    ------------

      Net cash provided by financing activities                                                 --       9,665,000
                                                                                      ------------    ------------

      Net (decrease) increase in cash and cash equivalents                              (1,656,000)      5,204,000
      Cash and cash equivalents - beginning of period                                    5,419,000       5,350,000
                                                                                      ------------    ------------
      Cash and cash equivalents - end of period                                       $  3,763,000    $ 10,554,000
                                                                                      ============    ============

      Supplemental disclosure of cash flow information:
         Cash paid during the period for:
             Interest                                                                 $         --    $         --
                                                                                      ============    ============
             Income taxes                                                             $         --    $         --
                                                                                      ============    ============

      Non-cash investing and financing activities:
         Warrant issued to factor                                                     $     80,000    $     45,000
                                                                                      ============    ============
         Warrant issued to shareholder                                                $    255,000    $     74,000
                                                                                      ============    ============
         Beneficial conversion charge on conversion of debt to equity                 $         --    $ 20,851,000
                                                                                      ============    ============

 The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared without audit in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2001.

The Company has sustained net losses and negative cash flows from operations since the establishment of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company may seek additional equity or debt financings to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, the Company will seek to delay or reduce its expenditures in order to prolong the availability of sufficient cash flow to satisfy its obligations while additional funding is sought. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

There have been no changes in significant accounting policies since December 31, 2001.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at outlet store prices. The Company's Web store ("Bluefly.com" or "Web Site"), which launched in September 1998, sells over 400 brands of designer apparel, accessories and home products at discounts that typically range between 30% and 75% off comparable retail prices.

NOTE 3 - STANDBY COMMITMENT

On March 27, 2002, the Company entered into a Standby Commitment Agreement (the "Soros Standby Agreement") with Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"), and SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI", QIP and SFMDI are each affiliates of Soros Private Equity Partners LLC and are collectively and individually sometimes referred to as "Soros"). Under the Soros Standby Agreement, Soros has agreed to provide the Company with up to four million dollars ($4,000,000) of additional financing on a standby basis at any time prior to January 1, 2003; provided, however, that the Company may draw down on the Standby Commitment Amount only at such time as its total cash balances are less than $1,000,000. Such financing can be made in one or more tranches as determined by the members of the Company's Board of Directors who are not Soros designees, and any and all financings made shall be on terms that are consistent with those in the market at the time the draw is made for similar investments by investors similar to Soros in companies similar to the Company. Subject to certain limitations the Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 27, 2002. In exchange for this commitment, but not as a substitute for additional consideration that Soros would receive if and when any financing is made pursuant to the Soros Standby Agreement, the Company issued to Soros a warrant to purchase 100,000 shares of the Company's common stock, par value $0.01 per share ("Common Stock") at an exercise price of $1.68 per share (the 20 day trailing average of the closing sale price of its Common Stock on the date of issuance), exercisable at any time until March 27, 2007. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid-in capital for approximately $157,000. This amount is being amortized over the term of the commitment.

NOTE 4 - FINANCING AGREEMENT

On March 22, 2002, the Company amended its Financing Agreement (the "Rosenthal Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which Rosenthal provides the Company with certain credit accommodations,

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002

including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to its suppliers (the "Loan Facility"). Under the terms of this amendment (the "Rosenthal Amendment"), the Company extended the Rosenthal Financing Agreement until March 30, 2003, reduced the annual fee it pays Rosenthal for the Loan Facility from $20,000 to $10,000, agreed to a decrease from $2.5 million to $1.5 million in the face amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help collateralize the Loan Facility, and limited the maximum amount available under the Loan Facility to an amount equal to the Soros Guarantee plus the lowest of (x) $1 million, (y) 20% of the book value of the Company's inventory and (z) the full liquidation value of the Company's inventory. In addition, pursuant to the Rosenthal Amendment, the Company adjusted the threshold amount that entitles Rosenthal to take control of certain of the Company's cash accounts for a period of time to be 90% of the maximum amount available under the Loan Facility instead of 90% of the Soros Guarantee, as had been provided previously. As of March 31, 2002, the maximum amount available under the Loan Facility was $2.5 million. The Company has approximately $2.4 million outstanding as of such date, of which approximately $1.5 million are in the form of unfunded letters of credit and factors guarantees.

As partial consideration for the Rosenthal Amendment, the Company extended from March 30, 2006 to March 30, 2007 the termination date of the warrant issued to Rosenthal on March 30, 2001 to purchase 50,000 shares of Common Stock at an exercise price of $2.34 per share. The Company revalued the warrant as of the new measurement date, using the Black-Scholes option pricing model and credited additional paid-in capital for approximately $80,000. This amount is being amortized over the life of the Loan Facility.

On March 22, 2002, in connection with the Rosenthal Amendment, the Company amended the Reimbursement Agreement (the "Reimbursement Agreement") pursuant to which Soros agreed to guarantee a portion of the Loan Facility to reduce the total amount of standby letters of credit that Soros is obligated to issue to collateralize the Loan Facility to $1.5 million from $4 million. The Company is obligated to reimburse Soros for any amounts it pays to Rosenthal pursuant to the Reimbursement Agreement. The Company's obligation to Rosenthal is collateralized by a lien on substantially all of its assets and it has granted Soros a subordinated lien on substantially all of its assets, including its cash balances, in order to collateralize the reimbursement obligations of Soros. In exchange for Soros' agreement to maintain the Soros Guarantee until August 15, 2003, the Company issued to Soros a warrant to purchase 60,000 shares of its Common Stock at an exercise price of $1.66 per share (the 20 day trailing average of the closing sale price of its Common Stock on the date of issuance), exercisable at any time until March 30, 2007. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid-in capital for approximately $98,000. This amount is being amortized over the life of the Loan Facility.

NOTE 5 - EARNINGS (LOSS) PER SHARE

The Company has determined Earnings (Loss) Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic earnings (loss) per share excludes dilution and is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted earnings (loss) per share is computed by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, options and warrants to purchase 5,123,953 shares of Common Stock and Preferred Stock convertible into 13,184,286 shares of Common Stock were not included in the computation of diluted earnings per share because the result of the exercise of such inclusion would be antidilutive.

NOTE 6 - RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

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

We have grown rapidly since launching our Web site in September 1998. Our net sales increased approximately 65% to $7,646,000 for the three months ended March 31, 2002 from $4,646,000 for the three months ended March 31, 2001. In addition, our net loss for the first quarter of 2002 decreased to $1,065,000 from $17,031,000 in the first quarter of 2001. The loss for the first quarter 2001, included a one-time, non-cash charge of $13,007,000 related to the conversion of debt and redeemable preferred equity into permanent equity. The rest of the decrease was due to an increase in gross profit and a decrease in both selling, marketing and fulfillment expenses and general and administrative expenses as a percentage of revenue.

At March 31, 2002 we had an accumulated deficit of $65,033,000. Historical net losses and the accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses at least until the fourth quarter of 2002. Although we expect to be profitable in the fourth quarter of 2002, we anticipate losses in the first two quarters of 2003 and perhaps beyond. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

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

Results Of Operations

The following table sets forth our statement of operations data, for the three months ended March 31st. All data in thousands except as indicated below:

                                                              2002                     2001                     2000
                                                              ----                     ----                     ----

                                                                As a % of              As a % of               As a % of
                                                                Net Sales              Net Sales               Net Sales

   Net sales                                               $ 7,646     100.0%     $ 4,646    100.0 %     $ 3,736     100.0 %
   Cost of sales                                             5,146      67.3%       3,363     72.4 %       3,068       82.1%
                                                             -----                  -----                  -----
            Gross profit                                     2,500      32.7%       1,283     27.6 %         668       17.9%

   Selling, marketing and fulfillment expenses               2,421      31.7%       3,541      76.2%       5,139      137.5%
   General and administrative expenses                       1,077      14.1%       1,651      35.5%       1,267       33.9%
                                                             -----                 -----            -     -----
            Total operating expenses                         3,498      45.8%       5,192     111.7%       6,406      171.4%

   Operating loss from continuing operations                 (998)    (13.1)%     (3,909)    (84.1)%     (5,738)    (153.6)%
   Interest (expense) other income                            (67)     (0.9)%    (13,122)   (282.4)%          71        1.9%
                                                            ------               --------                -------

            Net loss                                       (1,065)    (13.9)%    (17,031)   (366.6)%     (5,667)    (151.7)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

                                                                                    2002              2001              2000
                                                                                    ----              ----              ----

Average Order Size (including shipping & handling)                               $161.76           $129.11            $98.66
Average Order Size Per New Customer (including shipping & handling)              $144.73           $114.79            $91.74
Average Order Size Per Repeat Customer  (including shipping & handling)          $171.53           $143.05           $111.05

Registered Users                                                               1,193,888           926,385           508,715
Registered Users Added During the Period                                          68,597            63,122           172,715
Total Customers                                                                  312,510           209,497            87,511
Customers Added during the Period                                                 24,873            24,257            32,630
Revenue from Repeat Customers as a % of total Revenue                                67%               56%               40%
Customer Acquisition Costs                                                         $9.40            $40.84           $103.89

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

For The Three Months Ended March 31, 2002 Compared To The Three Months Ended March 31, 2001

Net sales: Gross sales for the three months ended March 31, 2002, increased by 74% to $11,342,000, from $6,513,000 for the three months ended March 31, 2001. For the three months ended March 31, 2002, we recorded a provision for returns and credit card chargebacks and other discounts of $3,696,000, or approximately 32.6% of gross sales. For the three months ended March 31, 2001, the provision for returns and credit card chargebacks and other discounts was $1,867,000 or approximately 28.7% of gross sales. The increase in this provision as a percentage of gross sales is related primarily to an increase in the return rate. We believe that the increase in return rate is partly the result of the increase in average order size which grew to $161.76 in the first quarter of 2002 from $129.11 in the first quarter of 2001. The increase in average order size, we believe, is related to our change in product mix, which is now focused on higher priced goods, as well as the fact that a greater percentage of our business now comes from repeat customers who tend to have higher average order sizes than new customers.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended March 31, 2002 were $7,646,000. This represents an increase of 65% compared to the three months ended March 31, 2001, in which net sales totaled $4,646,000. Because the number of new customers acquired in the first quarter of 2002 only slightly exceeded that of the first quarter of 2001, the growth in net sales was largely driven by the increases in average order size and sales to repeat customers. We believe that the increase in sales to repeat customers and the negligible growth in the number of new customers was the result of increased marketing efforts to repeat customers and a reduction in the amount of advertising we do that is directed to new customers.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2002 totaled $5,146,000, resulting in gross margin of approximately 32.7%. Cost of sales for the three months ended March 31, 2001 totaled $3,363,000, resulting in gross margin of 27.6%. Gross profit increased by 94%, to $2,500,000 for the three months ended March 31, 2002 compared to $1,283,000 for the three months ended March 31, 2001. The increase in gross margin resulted primarily from improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased by approximately 32% in the first quarter of 2002 compared to the first quarter of 2001. Selling, marketing and fulfillment expenses were comprised of the following:

                              Three Months Ended        Three Months Ended       Percentage Difference
                              ------------------        ------------------       ---------------------
                                 March 31, 2002           March 31, 2001          increase (decrease)
                                 --------------           --------------          ------------------
    Marketing                            362,000                1,205,000                   (70.0%)
    Operating                          1,051,000                  865,000                     21.5%
    Technology                           769,000                1,130,000                   (31.9%)
    Creative Services                    239,000                  341,000                   (29.9%)
                                       ---------                ---------                   -------
                                       2,421,000                3,541,000                   (31.6%)

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of 70% is largely related to a shift in our customer acquisition strategy. Consistent with our streamlined operating plan announced in June 2001, we significantly reduced our advertising expenditures and focused more on email and direct mail programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the three months ended March 31, 2002 by approximately 77% to $9.40 per customer from $40.84 per customer for the three months ended March 31, 2001.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first quarter of 2002 by approximately 22% compared to the first quarter of 2001. Variable costs associated with the increased sales volume (picking and packing orders, processing returns and credit card fees) increased

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

in connection with the increase in gross sales.

Technology expenses consist primarily of Web site hosting and staff related costs. For the three months ended March 31, 2002 technology expenses decreased by approximately 32%. This reduction is primarily related to a reduction in our Web site hosting costs in connection with our move to a new web hosting facility.

Creative Services expenses include expenses related to our photo studio, image processing, and Web site design. In 2002, this amount decreased by approximately 30% primarily due to jobs that were eliminated in June 2001.

As a percentage of net sales, our selling, marketing and fulfillment expenses, decreased to 31.7% in the first quarter of 2002 from 76.2% in the first quarter of 2001. The decrease resulted primarily from a more targeted marketing strategy aimed at our existing customer base and the cost savings we derived from our move to a new web hosting facility.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2002 decreased by approximately 35% to $1,077,000 as compared to $1,651,000 for the three months ended March 31, 2001. The decrease in general and administrative expenses was largely the result of jobs that were eliminated in connection with the Company's June 2001 streamlined operating plan, and its related benefits. The number of employees categorized as general and administrative for the three months ended March 31, 2002 was 24, compared to 29 for the three months ended March 31, 2001.

As a percentage of net sales, general and administrative expenses decreased to 14.1% in 2002 from 35.5% in 2001.

Loss from operations: Operating loss decreased by 75% in the first quarter of 2002 to $998,000 from $3,909,000 in the first quarter of 2001 as a result of the increase in gross margin and decreases, as a percentage of net sales, in selling, marketing and fulfillment expenses and general and administrative expenses.

Interest expense and other income, net: Interest expense for the three months ended March 31, 2002 totaled $99,000, and related primarily to fees paid in connection with our Loan Facility. For the three months ended March 31, 2001, interest expense totaled $13,185,000. This amount consisted principally of approximately $13,007,000 of non-cash, one-time charges that were incurred in connection with the conversion of our notes payable and redeemable equity into permanent equity. This amount also included interest expense of $175,000, related to the interest on the notes payable that were issued during fiscal 2000 and converted in fiscal 2001.

Interest income for the three months ended March 31, 2002 decreased to $32,000 from $63,000 for the three months ended March 31, 2001, which represented interest earned on our cash balance.

Liquidity And Capital Resources

General

At March 31, 2002, the Company had approximately $3.8 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $6.0 million. In addition, as of March 31, 2002, the Company had $4.0 million available under the Standby Commitment and approximately $2.4 million of borrowings committed under the Loan Facility, leaving approximately $100,000 of availability.

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

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

Loan Facility

Pursuant to the Rosenthal Financing Agreement, as amended, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The maximum amount available under the Loan Facility is an amount equal to the amount of Soros Guarantee plus the lowest of (x) $1 million, (y) 20% of the book value of our inventory and (z) the full liquidation value of our inventory. However, the maximum availability under the Loan Facility can never exceed $10 million. Under the Loan Facility, we are required to have at least $1,500,000 of tangible net worth and $3,500,000 of working capital. Interest accrues monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. As of March 31, 2002, maximum availability under the Loan Facility was approximately $2.5 million. The Company has approximately $2.4 million outstanding as of such date, of which approximately $1.5 million are in the form of unfunded letters of credit and factors guarantees.

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

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien on substantially all of our assets, including control of all of our cash accounts upon an event of default and certain of our cash accounts in the event that the total amount of monies loaned to us under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility for more than 10 days. We also issued to Rosenthal on March 31, 2001 a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34 exercisable, as amended, for six years from the date of issuance.

In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros issued a standby letter of credit at closing in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Rosenthal Financing Agreement, we agreed to reimburse Soros for any amounts it pays to Rosenthal pursuant to such guarantee and we granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. In connection with the recent amendment of the Rosenthal Financing Agreement, the face amount of the standby letter of credit issued by Soros was reduced from $2.5 to $1.5 million, Soros' obligation to issue at our request another standby letter of credit for up to an additional $1.5 million was terminated and Soros agreed to maintain the $1.5 million standby letter of credit until August 15, 2003. In consideration for the issuance of the original $2.5 million standby letter of credit, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to $0.88, exercisable at any time prior to September 15, 2011. In consideration for Soros' agreement to maintain the $1.5 million standby letter of credit until August 15, 2003, we issued to Soros a warrant to purchase 60,000 shares of our Common Stock at an exercise price equal to $1.66 per share (the 20 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 30, 2007.

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

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

Standby Commitment

On March 27, 2002, we entered into the Standby Commitment Agreement with Soros. Under the Soros Standby Agreement, Soros has agreed to provide us with up to four million dollars ($4,000,000) of additional financing on a standby basis at any time prior to January 1, 2003; provided, however, that we may draw down on the Standby Commitment Amount only at such time that our total cash balances are less than $1,000,000. Such financing can be made in one or more tranches as determined by the members of our Board of Directors who are not Soros designees, and any and all financings made shall be on terms that are consistent with those in the market at the time the draw is made for similar investments by investors similar to Soros in companies similar to us. Subject to certain limitations the Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 27, 2002. In exchange for this commitment, but not as a substitute for additional consideration that Soros would receive if and when any financing is made pursuant to the Soros Standby Agreement, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price of $1.68 per share (the 20 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time until March 27, 2007. In connection with the issuance of this warrant, Soros agreed that the issuance of this warrant shall not trigger the anti-dilution provision contained in Section
5.8.6 of our Certificate of Incorporation.

Commitments And Long Term Obligations

As of March 31, 2002, we had the following commitments and long term obligations:

                                  2002          2003         2004         2005        2006     Thereafter      Total

Marketing and Advertising     $  421,000           --           --           --           --           --   $  421,000
Operating Leases              $  490,000      486,000      437,000      443,000      449,000    1,267,000   $3,572,000
Employment Contracts          $  749,000      495,000       28,000           --           --           --   $1,272,000
Note payable to shareholder   $       --           --           --      182,000           --           --   $  182,000
                              ----------   ----------   ----------   ----------   ----------    ---------   ----------
     Grand total              $1,660,000      981,000      465,000      625,000      449,000    1,267,000   $5,447,000

In March of 2002, we moved our web hosting services to a new facility to host Bluefly.com and provide certain hardware and software as well as year-round 24-hour systems support. Under this new agreement we are committed to pay $68,500, $82,200, $82,200 and $13,700 for fiscal years 2002, 2003, 2004 and
2005, respectively.

On March 12, 2002, we entered into a Software License and Service Agreement with Blue Martini. Beginning in March 2002, with the assistance of consultants from Blue Martini, we plan to develop an upgraded version of our Web site based on Blue Martini Software. Under this agreement we are committed to pay $295,000 during fiscal 2002. Once launched, we expect that the new Web site will provide us with better tools to create and manage on-site marketing promotions, more robust analytical tools to measure the performance of on-site promotions, greater site stability, and a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need. We expect to launch the new Web site during the third quarter of 2002. Of course, there can be no assurance that the new Web site will be launched when scheduled, that there will not be start up problems or that such expectations will prove to be correct or that they will have a positive effect on our business.

We believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of Bluefly.com.

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

However, our marketing budget and our ability to hire such employees are subject to a number of factors, including our results of operations as well as the amount of additional capital that we raise.

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

In October 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our consolidated financial statements.

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

In June 2001, the FASB issued SFAS No. 141 ("SFAS No. 141"),"Business Combinations." SFAS No. 141 requires all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, SFAS No. 141 establishes criteria for the recognition and measurement of intangible assets separately from goodwill. SFAS No. 141 may require us to reclassify the carrying amounts of certain intangible assets into or out of goodwill, based upon certain criteria. We do not anticipate that the adoption of SFAS No. 141 will have a material impact on our consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe," "project," "expect," or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; the competitive nature of the business and the potential for competitors with greater resources to enter such business; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; potential adverse effects on gross margin resulting from markdowns and allowances; the risk that favorable trends in sales, gross profit, gross margin and reduced sales, marketing and fulfillment expenses and operating losses will continue; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services, including uncertainty arising from a lack of operating history with the company's new fulfillment center; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

                                  BLUEFLY, INC.
                                 MARCH 31, 2002

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2002


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

April 23, 2002