Form 10-Q
period 2002-06-30
BLUEFLY INC
filed 2002-08-13
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______ to ______

                        Commission File Number: 001-14498

                                   ----------

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

                                   ----------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

As of August 12, 2002, the issuer had outstanding 10,391,904 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                                      PAGE
                                                                                      ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                   December 31, 2001                                                    3

         Consolidated Statements of Operations for the six months ended
                   June 30, 2002 and 2001 (unaudited)                                   4

         Consolidated Statements of Operations for the three months ended
                   June 30, 2002 and 2001 (unaudited)                                   5

         Consolidated Statements of Changes in Shareholders' Equity
                   and Redeemable Preferred Stock for the year ended December
                   31, 2001 and for the six months ended June 30, 2002 (unaudited)      6

         Consolidated Statements of Cash Flows for the six months ended
                   June 30, 2002 and 2001 (unaudited)                                   7

         Notes to Consolidated Financial Statements                                     8

Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                    20

Part II. Other Information                                                             21

Item 1.  Legal Proceedings                                                             21

Item 2.  Changes in Securities and Use Of Proceeds                                     21

Item 3.  Defaults Upon Senior Securities                                               21

Item 4.  Submission of Matters to a Vote of Security Holders                           21

Item 5.  Other Information                                                             21

Item 6.  Exhibits and Reports on Form 8-K                                              21

Signature                                                                              23

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  BLUEFLY, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                                         June 30,      December 31,
                                                                                                           2002           2001
                                                                                                       ------------    ------------
                                                                                                       (Unaudited)
                                                           ASSETS
Current assets
  Cash and cash equivalents                                                                            $  2,017,000    $  5,419,000
  Inventories, net                                                                                        8,138,000       6,388,000
  Accounts receivable                                                                                     1,198,000       1,252,000
  Prepaid expenses                                                                                          448,000         219,000
  Other current assets                                                                                      186,000         255,000
                                                                                                       ------------    ------------
            Total current assets                                                                         11,987,000      13,533,000

Property and equipment, net                                                                               2,633,000       1,155,000

Other assets                                                                                                413,000         193,000
                                                                                                       ------------    ------------

      Total assets                                                                                     $ 15,033,000    $ 14,881,000
                                                                                                       ============    ============

                                              LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                                     $  4,165,000    $  3,338,000
  Accrued expenses and other current liabilities                                                          1,761,000       2,268,000
  Deferred revenue                                                                                          573,000         691,000
                                                                                                       ------------    ------------
      Total current liabilities                                                                           6,499,000       6,297,000

Note payable to shareholders                                                                                182,000         182,000

Long-term lease liability                                                                                   374,000              --

Commitments and contingencies

Shareholders' equity
  Series A Preferred stock - $.01 par value; 500,000 shares authorized and 500,000 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively (liquidation
      preference: $10 million plus accrued dividends)                                                         5,000           5,000
  Series B Preferred stock - $.01 par value; 9,000,000 shares authorized and 8,910,782 shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively (liquidation
      preference: $30 million plus accrued dividends)                                                        89,000          89,000
  Common stock - $.01 par value; 40,000,000 shares authorized and 10,391,904 and 9,205,331
      shares issued and outstanding as of June 30, 2002 and December 31, 2001, respectively                 104,000          92,000
  Additional paid-in capital                                                                             84,558,000      72,184,000
  Accumulated deficit                                                                                   (76,778,000)    (63,968,000)
                                                                                                       ------------    ------------
      Total shareholders' equity                                                                          7,978,000       8,402,000
                                                                                                       ------------    ------------
      Total liabilities and shareholders' equity                                                       $ 15,033,000    $ 14,881,000
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

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                     --------------------------------
                                                                                         2002                2001
                                                                                         ----                ----
Net sales                                                                            $ 14,445,000        $  9,931,000
Cost of sales                                                                           9,538,000           6,924,000
                                                                                     ------------        ------------
  Gross profit                                                                          4,907,000           3,007,000

Selling, marketing and fulfillment expenses                                             5,066,000           8,076,000
General and administrative expenses                                                     2,298,000           3,038,000
                                                                                     ------------        ------------
   Total                                                                                7,364,000          11,114,000

Operating loss                                                                         (2,457,000)         (8,107,000)

Interest income                                                                            49,000             148,000
Interest expense (the six months ended June 30, 2001, includes a
    $13,007,000 non-cash charge in connection with the conversion of debt and
    redeemable preferred equity to permanent equity)                                     (176,000)        (13,240,000)
                                                                                     ------------        ------------

Net loss                                                                             $ (2,584,000)       $(21,199,000)

Deemed dividend related to beneficial conversion feature on
       Series B Preferred Stock                                                       (10,226,000)                 --

Preferred stock dividends                                                              (1,224,000)         (1,681,000)
                                                                                     ------------        ------------

Net loss applicable to common shareholders                                           $(14,034,000)       $(22,880,000)
                                                                                     ============        ============

Basic and diluted loss per common share                                              $      (1.48)       $      (3.20)
                                                                                     ============        ============

Weighted average common shares outstanding                                              9,454,446           7,147,889
(basic and diluted)                                                                  ============        ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            June 30,
                                                                -----------------------------
                                                                    2002              2001
                                                                    ----              ----
Net sales                                                       $  6,799,000      $ 5,285,000
Cost of sales                                                      4,392,000        3,561,000
                                                                ------------      -----------
  Gross profit                                                     2,407,000        1,724,000

Selling, marketing and fulfillment expenses                        2,645,000        4,535,000
General and administrative expenses                                1,221,000        1,387,000
                                                                ------------      -----------
   Total                                                           3,866,000        5,922,000

Operating loss                                                    (1,459,000)      (4,198,000)

Interest income                                                       17,000           85,000
Interest expense                                                     (77,000)         (55,000)
                                                                ------------      -----------

Net loss                                                        $ (1,519,000)     $(4,168,000)

Deemed dividend related to beneficial conversion feature on
       Series B Preferred Stock                                  (10,226,000)              --

Preferred stock dividends                                           (615,000)        (615,000)
                                                                ------------      -----------

Net loss applicable to common shareholders                      $(12,360,000)     $(4,783,000)
                                                                ============      ===========

Basic and diluted loss per common share                         $      (1.27)     $     (0.52)
                                                                ============      ===========

Weighted average common shares outstanding                         9,700,823        9,205,331
(basic and diluted)                                             ============      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.

   CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND REDEEMABLE
                                PREFERRED STOCK
            YEAR ENDED DECEMBER 31, 2001 AND FOR THE SIX MONTHS ENDED
                            JUNE 30, 2002 (Unaudited)

                                                                          Series A Preferred        Series B Preferred
                                                                                Stock                     Stock
                                         Redeemable Preferred Stock        $.01 par value            $.01 par value
                                         --------------------------       ------------------      ---------------------
                                                                          Number                  Number
                                          Number of                         of                      of
                                           shares          Amount         shares      Amount      shares         Amount
                                           ------          ------         ------      ------      ------         ------
Balance at January 1, 2001                 500,000      $ 11,088,000           --     $   --            --     $       --
Conversion of Redeemable Preferred
   Stock to Preferred Stock Series A      (500,000)      (11,088,000)     500,000      5,000            --             --
Conversion of debt to Preferred Stock
   Series B                                     --                --           --         --     8,910,782         89,000
Sale of common stock in connection
   with Rights Offering ($2.34 per
   share) net of $350,000 of expenses           --                --           --         --            --             --
Issuance of warrants to lender                  --                --           --         --            --             --
Issuance of warrants in exchange for
   services                                     --                --           --         --            --             --
Issuance of warrants to investor                --                --           --         --            --             --

Net loss                                        --                --           --         --            --             --
                                           -------      ------------      -------     ------     ---------     ----------

Balance at December 31, 2001                    --                --      500,000      5,000     8,910,782         89,000
Sale of common stock in connection
   with the Standby Commitment
   Agreement ($1.57 per share) net of
   $75,000 of expenses                          --                --           --         --            --             --
Sale of warrants to investor in
   connection with the Standby
   Agreement                                    --                --           --         --            --             --
Deemed dividend related to beneficial
   conversion feature on Series B
   Preferred Stock                              --                --           --         --            --             --
Issuance of warrants to lender                  --                --           --         --            --             --
Issuance of warrants to investor                --                --           --         --            --             --
Net loss                                        --                --           --         --            --             --
                                           -------      ------------      -------     ------     ---------     ----------

Balance at June 30, 2002                        --      $         --      500,000     $5,000     8,910,782     $   89,000
                                           =======      ============      =======     ======     =========     ==========

                                                    Common Stock
                                                   $.01 par value
                                                ---------------------
                                                                              Additional
                                               Number of                        Paid-in         Accumulated
                                                shares         Amount           capital            Deficit            Total
                                                ------         ------         -----------       -----------           -----
Balance at January 1, 2001                     4,924,906     $    49,000     $ 17,242,000      $(38,340,000)     ($21,049,000)
Conversion of Redeemable Preferred
   Stock to Preferred Stock Series A                  --              --       18,852,000          (622,000)       18,235,000
Conversion of debt to Preferred Stock
   Series B                                           --              --       26,318,000                --        26,407,000
Sale of common stock in connection
   with Rights Offering ($2.34 per
   share) net of $350,000 of expenses          4,280,425          43,000        9,622,000                --         9,665,000
Issuance of warrants to lender                        --              --           45,000                --            45,000
Issuance of warrants in exchange for
   services                                           --              --           31,000                --            31,000
Issuance of warrants to investor                      --              --           74,000                --            74,000

Net loss                                              --              --               --       (25,006,000)      (25,006,000)
                                              ----------     -----------     ------------      ------------      ------------

Balance at December 31, 2001                   9,205,331          92,000       72,184,000       (63,968,000)        8,402,000
Sale of common stock in connection
   with the Standby Commitment
   Agreement ($1.57 per share) net of
   $75,000 of expenses                         1,186,573          12,000        1,776,000                --         1,788,000
Sale of warrants to investor in
   connection with the Standby
   Agreement                                          --              --           37,000                --            37,000
Deemed dividend related to beneficial
   conversion feature on Series B
   Preferred Stock                                    --              --       10,226,000       (10,226,000)               --
Issuance of warrants to lender                        --              --           80,000                --            80,000
Issuance of warrants to investor                      --              --          255,000                --           255,000
Net loss                                              --              --               --        (2,584,000)       (2,584,000)
                                              ----------     -----------     ------------      ------------      ------------

Balance at June 30, 2002                      10,391,904     $   104,000     $ 84,558,000      $(76,778,000)     $  7,978,000
                                              ==========     ===========     ============      ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                Six Months Ended
                                                                                                     June 30,
                                                                                          ------------------------------
                                                                                              2002               2001
                                                                                              ----               ----
Cash flows from operating activities

   Net loss                                                                               $ (2,584,000)     $(21,199,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation and amortization                                                            448,000           395,000
      Warrants issued for services                                                                  --            42,000
      Beneficial conversion - interest expense                                                      --        13,007,000
      Provisions for returns                                                                  (542,000)         (504,000)
     Changes in operating assets and liabilities:
     (Increase) decrease in
          Inventories                                                                       (1,750,000)          478,000
          Accounts receivable                                                                   54,000             3,000
          Prepaid expenses                                                                    (229,000)          194,000
          Other current assets                                                                  20,000           (54,000)
          Other assets                                                                           1,000            20,000
      Increase (decrease) in
          Accounts payable                                                                     827,000          (227,000)
          Accrued expenses and other current liabilities                                       (51,000)         (210,000)
          Deferred revenue                                                                    (118,000)          230,000
                                                                                          ------------      ------------
    Net cash used in operating activities                                                   (3,924,000)       (7,825,000)
                                                                                          ------------      ------------

Cash flows from investing activities
   Purchase of property, equipment and capitalized software                                 (1,282,000)         (124,000)
                                                                                          ------------      ------------

Net cash used in investing activities                                                       (1,282,000)         (124,000)
                                                                                          ------------      ------------

Cash flows from financing activities
    Net proceeds from sale of Common Stock and Warrants                                      1,899,000                --
    Payments of capital lease obligation                                                       (95,000)               --
    Net proceeds from Rights Offering                                                               --         9,665,000
                                                                                          ------------      ------------

Net cash provided by financing activities                                                    1,804,000         9,665,000
                                                                                          ------------      ------------

Net (decrease) increase in cash and cash equivalents                                        (3,402,000)        1,716,000
Cash and cash equivalents - beginning of period                                              5,419,000         5,350,000
                                                                                          ------------      ------------
Cash and cash equivalents - end of period                                                 $  2,017,000      $  7,066,000
                                                                                          ============      ============

Supplemental schedule of non-cash investing and financing activities:
 Equipment acquired under capital lease                                                   $    556,000      $         --
                                                                                          ============      ============
 Warrant issued to factor                                                                 $     80,000      $     45,000
                                                                                          ============      ============
 Warrant issued to shareholder                                                            $    292,000      $     74,000
                                                                                          ============      ============
 Deemed dividend related to beneficial conversion feature on Series B Preferred Stock     $ 10,226,000      $         --
                                                                                          ============      ============
 Beneficial conversion charge on conversion of debt to equity                             $         --      $ 20,851,000
                                                                                          ============      ============

       The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

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

The Company has sustained net losses and negative cash flows from operations since the establishment of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company may seek additional equity or debt financing to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, the Company will seek to delay or reduce its expenditures in order to prolong the availability of sufficient cash flow to satisfy its obligations while additional funding is sought. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at outlet store prices. The Company's Web store ("Bluefly.com" or "Web Site"), which was launched in September 1998, sells over 400 brands of designer apparel, accessories and home products at discounts up to 75% off retail prices.

NOTE 3 - STANDBY COMMITMENT

On March 27, 2002, the Company entered into a Standby Commitment Agreement (the "Soros Standby Agreement") with Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"), and SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI", QIP and SFMDI are each affiliates of Soros Private Equity Partners LLC and are collectively and individually sometimes referred to as "Soros"). Under the Soros Standby Agreement, Soros agreed to provide the Company with up to four million dollars ($4,000,000) of additional financing on a standby basis at any time prior to January 1, 2003.

In June 2002, Soros invested $1.9 million in the Company, thereby reducing its standby commitment to $2.1 million. Under the terms of the transaction, the Company issued 1,186,573 shares of Common Stock at $1.57 per share, and warrants to purchase 296,644 shares of Common Stock at any time during the next five years at an exercise price of $1.88 per warrant for a purchase price of $0.125 per warrant.

The June 2002 Soros investment was negotiated as part of an equity financing in which third party investors would also participate. In particular, one third party investor committed to invest $7 million on the same terms and conditions as those that applied to Soros' investment. However, this third party investment has not been consummated, and the Company does not know when or if it will be consummated. To date, the only funds that the Company has received from the third party investor are a $140,000 good faith deposit, for which the Company has agreed, for a limited period of time, not to pursue remedies against the third party investor as a result of its failure to honor its investment commitment. The Company believes that the third party investor's obligations to consummate the investment are enforceable. However, in the event that the third party investor does not honor its obligations, the Company will be forced to resort to litigation, which is subject to inherent risks and uncertainties. Moreover, given the substantial costs involved with litigation, there can be no assurance that the amount that the

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

Company would be able to collect with respect to any judgment rendered in such litigation would exceed the costs associated with obtaining such judgment.

In connection with the June 2002 financing, the Company agreed to file a registration statement with the Securities and Exchange Commission within 45 days of closing, in order to register the Common Stock issued in the financing, as well as the Common Stock underlying the warrants. However, given the failure to date of the third party investors to consummate their investment, the Company and Soros have agreed to delay the filing of such registration statement, although the Company expects that it will be required to file such registration statement at some point in the future.

As a result of the June 2002 financing, the conversion price of the Company's Series B Preferred Stock, almost all of which is held by Soros, automatically decreased from $2.34 to $1.57. In accordance with FASB Emerging Issue Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," ("EITF 00-27") this reduction in the conversion price of the Company's Series B Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $10.2 million as part of its second quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of Loss Per Share.

In August 2002, Soros invested an additional $2.1 million in the Company, thereby reducing its standby commitment to zero. Under the terms of the deal, the Company issued to Soros 2,100 shares of its newly-designated Series 2002 Convertible Preferred Stock at a price of $1,000 per share. The Series 2002 Convertible Preferred Stock has a liquidation preference of $1,000 per share and is convertible in whole or in part, at the holder's option, into the type of equity securities sold by the Company in any subsequent round of equity financing, at the same price, and upon the same terms and conditions, as such securities are sold in such equity financing. Of course, there can be no assurance as to when, or, if, such subsequent round of financing will occur. The Series 2002 Convertible Preferred Stock does not have any fixed dividend rate, and does not provide the holders thereof with any voting rights, other than with respect to transactions or actions that would adversely affect the rights, preference, powers and privileges of the Series 2002 Convertible Preferred Stock.

NOTE 4 - FINANCING AGREEMENT

On March 22, 2002, the Company amended its Financing Agreement (the "Rosenthal Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which Rosenthal provides the Company with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to its suppliers (the "Loan Facility"). Under the terms of this amendment (the "Rosenthal Amendment"), the Company extended the Rosenthal Financing Agreement until March 30, 2003, reduced the annual fee it pays Rosenthal for the Loan Facility from $20,000 to $10,000, agreed to a decrease from $2.5 million to $1.5 million in the face amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help collateralize the Loan Facility, and limited the maximum amount available under the Loan Facility to an amount equal to the Soros Guarantee plus the lowest of (x) $1 million, (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory. In addition, pursuant to the Rosenthal Amendment, the Company adjusted the threshold amount that entitles Rosenthal to take control of certain of the Company's cash accounts for a period of time to be 90% of the maximum amount available under the Loan Facility instead of 90% of the Soros Guarantee, as had been provided previously. As of June 30, 2002, the maximum amount available under the Loan Facility was $2.5 million. The Company had approximately $2.4 million outstanding as of such date.

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

On March 22, 2002, in connection with the Rosenthal Amendment, the Company amended the Reimbursement Agreement (the "Reimbursement Agreement") pursuant to which Soros agreed to guarantee a portion of the Loan Facility to reduce the total amount of standby letters of credit that Soros is obligated to issue to collateralize the Loan Facility to $1.5 million from $4

                                  BLUEFLY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002

million. The Company is obligated to reimburse Soros for any amounts it pays to Rosenthal pursuant to the Reimbursement Agreement. The Company's obligation to Rosenthal is collateralized by a lien on substantially all of its assets and it has granted Soros a subordinated lien on substantially all of its assets, including its cash balances, in order to collateralize the reimbursement obligations of Soros. In exchange for Soros' agreement to maintain the amended Soros Guarantee until August 15, 2003, the Company issued to Soros a warrant to purchase 60,000 shares of its Common Stock at an exercise price of $1.66 per share (the 20 day trailing average of the closing sale price of its Common Stock on the date of issuance), exercisable at any time until March 30, 2007. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid-in capital for approximately $98,000. This amount is being amortized over the life of the Loan Facility.

NOTE 5 - LOSS PER SHARE

The Company has determined Loss Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, the following options and warrants to purchase shares of Common Stock and Preferred Stock convertible into shares of Common Stock were not included in the computation of diluted loss per share because the result of the exercise of such inclusion would be antidilutive:

               Security                  June 30, 2002          June 30, 2001
               --------                  -------------          -------------

               Options                       3,863,078              4,859,062
               Warrants                      1,069,144                573,000
               Preferred Stock              17,554,542             13,184,286

NOTE 6 - RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer of designer fashions and home accessories at outlet store prices. We sell over 400 brands of designer apparel, accessories and home products at discounts up to 75% off retail prices. We were incorporated in 1991 under the laws of the state of New York as Pivot Corporation. In 1994, we changed our name to Pivot Rules, Inc. We had our initial public offering in May of 1997. In June 1998, we discontinued our golf sportswear line to devote our time and resources to building Bluefly.com, a Web site to sell end-of-season and excess inventory of apparel and accessories. We launched the Web site in September 1998 and changed our name to Bluefly, Inc. in October 1998. In February 2001, we changed our state of incorporation from New York to Delaware.

We have grown rapidly since launching our Web site in September 1998. Our net sales increased approximately 29% to $6,799,000 for the three months ended June 30, 2002 from $5,285,000 for the three months ended June 30, 2001. In addition, our net loss for the second quarter of 2002 decreased to $1,519,000 from $4,168,000 in the second quarter of 2001. The decrease in the net loss for the second quarter of 2002 was due to an increase in gross profit and a decrease in both selling, marketing and fulfillment expenses and general and administrative expenses both on an absolute basis, and as a percentage of revenue.

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

At June 30, 2002 we had an accumulated deficit of $76,778,000. Historical net losses and the accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses at least until the fourth quarter of 2002. We expect to be profitable in the fourth quarter of 2002. However, we anticipate losses in the first two quarters of 2003 and perhaps beyond. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

Revenue Recognition

Gross sales consist primarily of revenue from product sales and shipping and handling revenue on our Web site, and is net of promotional discounts. Revenue is recognized when goods are received by our customers, which occurs only after credit card authorization. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes.

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

Tax Valuation Allowance

We assessed the future taxable income and have determined that a 100% deferred tax valuation allowance is deemed necessary. In the event that we were to determine that we would be able to realize our deferred tax asset, an adjustment to the deferred tax value allowance would increase income in the period such determination is made.

Results Of Operations

The following table sets forth our statement of operations data, for the three months ended June 30th. All data in thousands except as indicated below:

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

                                                             2002                       2001                      2000
                                                             ----                       ----                      ----
                                                                 As a % of                  As a % of                   As a % of
                                                                 Net Sales                  Net Sales                   Net Sales
Net sales                                             $6,799      100.0%         $5,285      100.0%         $4,560        100.0%
Cost of sales                                          4,392       64.6%          3,561       67.4%          3,717         81.5%
                                                      ------                     ------                     ------
           Gross profit                                2,407       35.4%          1,724       32.6%            843         18.5%

Selling, marketing and fulfillment expenses            2,645       38.9%          4,535       85.8%          4,890        107.2%
General and administrative expenses                    1,221       18.0%          1,387       26.2%          1,191         26.1%
                                                      ------                     ------                     ------
           Total operating expenses                    3,866       56.9%          5,922      112.0%          6,081        133.3%

Operating loss from continuing operations             (1,459)     (21.5)%        (4,198)     (79.4)%        (5,238)      (114.9)%

Interest (expense) and other income                      (60)      (0.9)%             30       0.6%            (63)        (1.4)%
                                                      ------                     ------                     ------
           Net loss                                   (1,519)     (22.4)%        (4,168)     (78.8)%        (5,301)      (116.3)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

                                                                                 2002           2001         2000
                                                                                 ----           ----         ----
Average Order Size (including shipping & handling)                          $  161.65      $  140.29      $104.24
Average Order Size Per New Customer (including shipping & handling)         $  149.01      $  125.92      $ 94.06
Average Order Size Per Repeat Customer  (including shipping & handling)     $  167.80      $  154.02      $120.01

Registered Users                                                            1,269,948      1,001,534      638,269
Registered Users Added During the Period                                       76,060        138,271      129,554
Total Customers                                                               333,567        235,485      123,574
Customers Added during the Period                                              21,057         25,988       36,063
Revenue from Repeat Customers as a % of total Revenue                              70%            56%          45%
Customer Acquisition Costs                                                  $   16.92      $   75.40      $ 73.21

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

For The Six Months Ended June 30, 2002 Compared To The Six Months Ended June 30, 2001

Net sales: Gross sales for the six months ended June 30, 2002, increased by 56% to $22,089,000, from $14,144,000 for the six months ended June 30, 2001. For the six months ended June 30, 2002, we recorded a provision for returns and credit card chargebacks and other discounts of $7,644,000, or approximately 34.6% of gross sales. For the six months ended June 30, 2001, the provision for returns and credit card chargebacks and other discounts was $4,213,000 or approximately 29.8% of gross sales. The increase in this provision as a percentage of gross sales is related primarily to an increase in the return rate. We believe that the increase in return rate is partly the result of a shift in our merchandise mix towards certain product categories that historically have generated higher return rates, but also higher gross margins.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the six months ended June 30, 2002 were $14,445,000. This represents an increase of 45% compared to the six months ended June 30,

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

2001, in which net sales totaled $9,931,000. The growth in net sales was largely driven by the increases in average order size and sales to repeat customers, as illustrated by the fact that the number of new customers acquired in the first six months of 2002 decreased from that of the first six months of 2001. The increase in average order size, we believe, is related to changes in our product mix, which is now focused on higher priced goods. We believe that the increase in sales to repeat customers and the decline in the number of new customers was the result of increased marketing efforts to repeat customers and a reduction in the amount of advertising we do that is directed to new customers.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 2002 totaled $9,538,000, resulting in gross margin of approximately 34%. Cost of sales for the six months ended June 30, 2001 totaled $6,924,000, resulting in gross margin of 30%. Gross profit increased by 63%, to $4,907,000 for the six months ended June 30, 2002 compared to $3,007,000 for the six months ended June 30, 2001. The increase in gross margin resulted primarily from improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased by approximately 37% in the first six months of 2002 compared to the first six months of 2001. Selling, marketing and fulfillment expenses were comprised of the following:

                          Six Months Ended    Six Months Ended   Percentage Difference
                            June 30, 2002       June 30, 2001     increase (decrease)
                          ----------------    ----------------   ---------------------
    Marketing                 $  869,000         $ 3,410,000           (74.5%)
    Operating                  2,121,000           1,783,000            19.0%
    Technology                 1,580,000           2,172,000           (27.3%)
    Creative Services            496,000             711,000           (30.2%)
                              ----------         -----------           ------
                              $5,066,000         $ 8,076,000           (37.3%)

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of approximately 75% is largely related to a shift in our customer acquisition strategy. Consistent with our streamlined operating plan announced in June 2001, we significantly reduced our advertising expenditures and focused more on email and direct mail programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the six months ended June 30, 2002 by approximately 78% to $12.85 per customer from $58.72 per customer for the six months ended June 30, 2001.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first six months of 2002 by approximately 19% compared to the first six months of 2001. Variable costs associated with the increased sales volume (picking and packing orders, processing returns and credit card fees) increased in connection with the increase in gross sales.

Technology expenses consist primarily of Web site hosting and staff related costs. For the six months ended June 30, 2002 technology expenses decreased by approximately 27% compared to the six months ended June 30, 2001. This reduction is primarily related to a reduction in our Web site hosting costs in connection with our move to a new web hosting facility. We are currently developing an upgraded version of our Web site based on Blue Martini software. Costs directly associated with this project are being capitalized and will be amortized after the new site has been launched, over the useful life of the new site.

Creative services expenses include expenses related to our photo studio, image processing, and Web site design. For the six months ended June 30, 2002, this amount decreased by approximately 30% as compared to the six months ended June 30, 2001, primarily due to a headcount reduction in the creative services department in June 2001.

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 35% in the first six months of 2002 from 81% in the first six months of 2001. The decrease resulted primarily from a more targeted marketing strategy aimed at our existing customer base and the cost savings we derived from our move to a new web hosting facility.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the six months ended June 30, 2002 decreased by approximately 24% to $2,298,000 as compared to $3,038,000 for the six months ended June 30, 2001. The decrease in general and administrative expenses was largely the result of decreased salary and benefit expenses related to the headcount reduction that was put into place in connection with the Company's June 2001 streamlined operating plan. The number of employees categorized as general and administrative for the six months ended June 30, 2002 was 23, compared to 31 for the six months ended June 30, 2001.

As a percentage of net sales, general and administrative expenses decreased to 16% in 2002 from 31% in 2001.

Loss from operations: Operating loss decreased by almost 70% in the first six months of 2002 to $2,457,000 from $8,107,000 in the first six months of 2001 as a result of the increase in gross margin and decreases, on an absolute basis and as a percentage of net sales, in selling, marketing and fulfillment expenses and general and administrative expenses.

Interest expense and other income, net: Interest expense for the six months ended June 30, 2002 totaled $176,000, and related primarily to fees paid in connection with our Loan Facility. For the six months ended June 30, 2001, interest expense totaled $13,240,000. This amount consisted principally of approximately $13,007,000 of non-cash, one-time charges that were incurred in connection with the conversion of certain notes payable and redeemable equity into permanent equity. This amount also included interest expense of $175,000, related to the interest on the notes payable that were issued during fiscal 2000 and converted to permanent equity in fiscal 2001.

Interest income for the six months ended June 30, 2002 decreased to $49,000 from $148,000 for the six months ended June 30, 2001. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

For The Three Months Ended June 30, 2002 Compared To The Three Months Ended June 30, 2001

Net sales: Gross sales for the three months ended June 30, 2002, increased by 41% to $10,747,000, from $7,631,000 for the three months ended June 30, 2001.
For the three months ended June 30, 2002, we recorded a provision for returns and credit card chargebacks and other discounts of $3,948,000, or approximately 36.7% of gross sales. For the three months ended June 30, 2001, the provision for returns and credit card chargebacks and other discounts was $2,346,000 or approximately 30.7% of gross sales. The increase in this provision as a percentage of gross sales is related primarily to an increase in the return rate. We believe that the increase in return rate is partly the result of a shift in our merchandise mix towards certain product categories that historically have generated higher return rates, but also higher gross margins.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended June 30, 2002 were $6,799,000. This represents an increase of 29% compared to the three months ended June 30, 2001, in which net sales totaled $5,285,000. The growth in net sales was largely driven by the increases in average order size and sales to repeat customers, as illustrated by the fact that the number of new customers acquired in the second quarter of 2002 decreased from that of the second quarter of 2001. The increase in average order size, we believe, is related to changes in our product mix, which is now focused on higher priced goods. We believe that the increase in sales to repeat customers and the decline in the number of new customers was the result of increased marketing efforts to repeat customers and a reduction in the amount of advertising we do that is directed to new customers.

Cost of sales: Cost of sales for the three months ended June 30, 2002 totaled $4,392,000, resulting in gross margin of over 35%. Cost of sales for the three months ended June 30, 2001 totaled $3,561,000, resulting in gross margin of approximately 33%. Gross

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

profit increased by almost 40%, to $2,407,000 for the three months ended June 30, 2002 compared to $1,724,000 for the three months ended June 30, 2001. The increase in gross margin resulted primarily from improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased by approximately 42% in the second quarter of 2002 compared to the second quarter of 2001. Selling, marketing and fulfillment expenses were comprised of the following:

                          Three Months Ended      Three Months Ended     Percentage Difference
                            June 30, 2002           June 30, 2001         increase (decrease)
                          ------------------      ------------------     ---------------------
    Marketing                 $  507,000             $ 2,206,000                (77.0%)
    Operating                  1,070,000                 918,000                 16.6%
    Technology                   810,000               1,041,000                (22.2%)
    Creative Services            258,000                 370,000                (30.3%)
                              ----------             -----------                ------
                              $2,645,000             $ 4,535,000                (41.7%)

The decrease in marketing expenses of 77% is largely related to the shift in our customer acquisition strategy discussed above. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the three months ended June 30, 2002 by almost 78% to $16.92 per customer from $75.40 per customer for the three months ended June 30, 2001.

Operating expenses increased in the second quarter of 2002 by approximately 17% compared to the second quarter of 2001. Variable costs associated with the increased sales volume (picking and packing orders, processing returns and credit card fees) increased in connection with the increase in gross sales.

For the three months ended June 30, 2002 technology expenses decreased by approximately 22% compared to the three months ended June 30, 2001. This reduction is primarily related to a reduction in our Web site hosting costs in connection with our move to a new web hosting facility.

For the second quarter of 2002, this amount decreased by approximately 30% as compared to the first quarter of 2001, primarily due to a headcount reduction in the creative services department in June 2001.

As a percentage of net sales, our selling, marketing and fulfillment expenses, decreased to 39% in the second quarter of 2002 from 86% in the second quarter of 2001. The decrease resulted primarily from a more targeted marketing strategy aimed at our existing customer base and the cost savings we derived from our move to a new web hosting facility.

General and administrative expenses: General and administrative expenses for the three months ended June 30, 2002 decreased by approximately 12% to $1,221,000 as compared to $1,387,000 for the three months ended June 30, 2001. The decrease in general and administrative expenses was largely the result of decreased salary and benefit expenses related to the headcount reduction that was put into place in connection with the Company's June 2001 streamlined operating plan. The number of employees categorized as general and administrative for the three months ended June 30, 2002 was 22, compared to 32 for the three months ended June 30, 2001.

As a percentage of net sales, general and administrative expenses decreased to 18% in 2002 from 26% in 2001.

Loss from operations: Operating loss decreased by almost 65% in the second quarter of 2002 to $1,459,000 from $4,198,000 in the second quarter of 2001 as a result of the increase in gross margin and decreases, as a percentage of net sales, in selling, marketing and fulfillment expenses and general and administrative expenses.

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

Interest expense and other income, net: Interest expense for the three months ended June 30, 2002 totaled $77,000 and $55,000 for the three months ended June 30, 2001. Both periods of interest expense related primarily to fees paid in connection with our Loan Facility.

Interest income for the three months ended June 30, 2002 decreased to $17,000 from $85,000 for the three months ended June 30, 2001. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

Liquidity And Capital Resources

General

At June 30, 2002, the Company had approximately $2.0 million of liquid assets, entirely in the form of cash and cash equivalents, working capital of approximately $5.5 million and $2.1 million available under the Soros Standby Agreement. In addition, as of June 30, 2002, the Company had approximately $2.4 million of borrowings committed under the Loan Facility, leaving approximately $100,000 of availability. In August 2002, the Company received an additional $2.1 million under the Soros Standby Agreement as more fully described below, thus reducing Soros' standby commitment to zero.

We fund our operations through cash on hand, operating cash flow and the Loan Facility, as well as the proceeds of any equity financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and dependent, among other things, on the Company having at least $1.5 million of tangible net worth and $3.5 million of working capital. In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

Loan Facility

Pursuant to the Rosenthal Financing Agreement, as amended, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The maximum amount available under the Loan Facility is an amount equal to the amount of Soros Guarantee (currently $1.5 million) plus the lowest of (x) $1 million, (y) 20% of the book value of our inventory and (z) the full liquidation value of our inventory. However, the maximum availability under the Loan Facility can never exceed $10 million. Under the Loan Facility, we are required to have at least $1,500,000 of tangible net worth and $3,500,000 of working capital. Interest accrues monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. As of June 30, 2002, maximum availability under the Loan Facility was approximately $2.5 million. The Company had approximately $2.4 million outstanding as of such date.

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

Facility for more than 10 days. We also issued to Rosenthal on March 31, 2001 a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34 exercisable, as amended, for six years from the date of issuance.

In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros issued a standby letter of credit at closing (the "Soros Guarantee") in the amount of $2.5 million in favor of Rosenthal to guarantee a portion of the Company's obligations under the Rosenthal Financing Agreement, we agreed to reimburse Soros for any amounts it pays to Rosenthal pursuant to such guarantee and we granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. In connection with the recent amendment of the Rosenthal Financing Agreement, the face amount of the Soros Guarantee was reduced from $2.5 to $1.5 million, Soros' obligation to issue at our request another standby letter of credit for up to an additional $1.5 million was terminated and Soros agreed to maintain the Soros Guarantee until August 15, 2003. In consideration for the issuance of the original Soros Guarantee, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to $0.88, exercisable at any time prior to September 15, 2011. In consideration for Soros' agreement to maintain the amended Soros Guarantee until August 15, 2003, we issued to Soros a warrant to purchase 60,000 shares of our Common Stock at an exercise price equal to $1.66 per share (the 20 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 30, 2007.

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

Standby Commitment

On March 27, 2002, we entered into the Standby Commitment Agreement with Soros. Under the Soros Standby Agreement, Soros agreed to provide us with up to four million dollars ($4,000,000) of additional financing on a standby basis at any time prior to January 1, 2003. In exchange for this commitment, but not as a substitute for additional consideration that Soros would receive if and when any financing is made pursuant to the Soros Standby Agreement, we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price of $1.68 per share (the 20 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time until March 27, 2007. In connection with the issuance of this warrant, Soros agreed that the issuance of this warrant shall not trigger the anti-dilution provision contained in Section 5.8.6 of our Certificate of Incorporation.

In June 2002, Soros invested $1.9 million in us, thereby reducing its standby commitment to $2.1 million. Under the terms of the deal, we issued 1,186,573 shares of Common Stock at $1.57 per share, and warrants to purchase 296,644 shares of Common Stock at any time during the next five years at an exercise price of $1.88 per warrant for a purchase price of $0.125 per warrant.

The June 2002 Soros investment was negotiated as part of an equity financing in which third party investors would also participate. In particular, one third party investor committed to invest $7 million on the same terms and conditions as those that applied to Soros' investment. However, this third party investment has not been consummated, and we do not know when or if

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

it will be consummated. To date, the only funds that we have received from the third party investor are a $140,000 good faith deposit, for which we have agreed, for a limited period of time, not to pursue remedies against the third party investor as a result of its failure to honor its investment commitment. We believe that the third party investor's obligations to consummate the investment are enforceable. However, in the event that the third party investor does not honor its obligations, we will be forced to resort to litigation, which is subject to inherent risks and uncertainties. Moreover, given the substantial costs involved with litigation, there can be no assurance that the amount that we would be able to collect with respect to any judgment rendered in connection with such litigation would exceed the costs associated with obtaining such judgment.

In connection with the June 2002 financing, we agreed to file a registration statement with the Securities and Exchange Commission within 45 days of closing, in order to register the Common Stock issued in the financing, as well as the Common Stock underlying the warrants. However, given the failure to date of the third party investors to consummate their investment, Soros has agreed with us to delay the filing of such registration statement, although we expect that we will be required to file such registration statement at some point in the future.

As a result of the June 2002 financing, the conversion price of our Series B Preferred Stock, almost all of which is held by Soros, automatically decreased from $2.34 to $1.57. In accordance with EITF 00-27, this reduction in the conversion price of the Company's Series B Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $10.2 million as part of its second quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of (Loss)/Earnings Per Share.

In August 2002, Soros invested an additional $2.1 million in us, thereby reducing its standby commitment to zero. Under the terms of the deal, we issued to Soros 2,100 shares of our newly-designated Series 2002 Convertible Preferred Stock at a price of $1,000 per share. The Series 2002 Convertible Preferred Stock has a liquidation preference of $1,000 per share and is convertible in whole or in part, at the holder's option, into the type of equity securities sold by us in any subsequent round of equity financing, at the same price, and upon the same terms and conditions, as such securities are sold in such equity financing. The Series 2002 Convertible Preferred Stock does not have any fixed dividend rate, and does not provide the holders thereof with any voting rights, other than with respect to transactions or actions that would adversely affect the rights, preference, powers and privileges of the Series 2002 Convertible Preferred Stock.

Commitments And Long Term Obligations

As of June 30, 2002, we had the following commitments and long term obligations:

                                     2002            2003        2004        2005        2006      Thereafter        Total
Marketing and Advertising          $  213,000            --          --          --          --            --     $  213,000
Operating Leases                   $  369,000       568,000     519,000     457,000     449,000     1,267,000     $3,629,000
Employment Contracts               $  499,000       495,000      28,000          --          --            --     $1,022,000
Capital Leases                     $   86,000       159,000     159,000      55,000          --            --     $  459,000
Note payable to shareholder        $       --            --          --     182,000          --            --     $  182,000
                                   ----------     ---------     -------     -------     -------     ---------     ----------
     Grand total                   $1,167,000     1,222,000     706,000     694,000     449,000     1,267,000     $5,505,000

On March 12, 2002, we entered into a Software License and Service Agreement with Blue Martini. In March 2002, with the assistance of consultants from Blue Martini, we began the development of an upgraded version of our Web site based on Blue Martini Software. Once launched, we expect that the new Web site will provide us with better tools to create and manage on-site marketing promotions, more robust analytical tools to measure the performance of on-site promotions, greater site stability, and a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need. All costs associated with the upgraded site have been and will be accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). We expect to launch the new Web site during the third quarter of 2002. Of course, there can be no assurance that the new Web site will be launched when scheduled, that there will not be start up problems associated with the launch or that our expectations as to the benefits of the

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

new Web site will prove to be correct or that they will have a positive effect on our business.

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

Based on our current plans, we anticipate that the proceeds from the Rosenthal Financing Agreement together with existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of fiscal 2002. These plans anticipate that we will seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on our business, prospects, financial condition and results of operations. Moreover, to the extent that we determine that additional financing may not be available, we may be required to alter our current growth plans in order to preserve capital for use during 2003.

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

In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment to FASB Statement No. 13, and Technical Corrections" ("SFAS No. 145"). SFAS No. 145 eliminates the requirement (in SFAS No. 4) that gains and losses from the extinguishments of debt be aggregated and classified as extraordinary items, net of the related income tax. In addition, SFAS No. 145 requires sales-lease back treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The rescission of SFAS No. 4 is effective for fiscal years beginning after May 15, 2002, which for the Company would be December 31, 2003. Earlier application is encouraged. Any gain or loss on extinguishment of debt that was previously classified as an extraordinary item would be reclassified to other income (expense). The remainder of the statement is generally effective for transactions occurring after May 15, 2002. We do not expect that the adoption of SFAS No. 145 will have a material impact on our financial condition, cash flows and results of operations.

In October 2001, the FASB issued Statement No. 144 ("SFAS No. 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

and Transactions," for the disposal of a segment of a business (as previously defined in that Opinion). The provisions of SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. We do not anticipate that the adoption of SFAS No. 144 will have a material impact on our consolidated financial statements.

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

In July 2001, the FASB issued Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment within six months of adoption and at least annually thereafter effective for years beginning after December 15, 2001. In addition, the amortization period of intangible assets with finite lives will no longer be limited. We do not anticipate that the adoption of SFAS No. 142 will have a material impact on our consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in the Company's Series B Preferred Stock; the competitive nature of the business and the potential for competitors with greater resources to enter such business; adverse trends in the retail apparel market; the risk that recent favorable trends in sales, gross margin and reduced sales marketing and fulfillment expenses will not continue; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services, including the Company's dependence on the United States Postal Service and UPS (and

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

the risk of a mail slowdown due to terrorist activity) and the Company's dependence on third-party web hosting and fulfillment centers; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

Item 2. Changes in Securities and Use Of Proceeds

In June 2002, the Company sold 1,186,573 shares of Common Stock and warrants to purchase 296,644 shares of Common Stock at an exercise price of $1.88 per share to Soros for aggregate consideration of $1.9 million.

In August 2002, the Company sold 2,100 shares of its newly-designated Series 2002 Preferred Stock to Soros for aggregate consideration of $2.1 million. The Series 2002 Preferred Stock has a liquidation preference of $1,000 per share and is convertible in whole or in part, at the holder's option, into the type of equity securities sold by us in any subsequent round of equity financing, at the same price, and upon the same terms and conditions, as such securities are sold in such equity financing.

The above-described sales were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)   The following is a list of exhibits filed as part of this Report:

      Exhibit Number                       Description
      --------------                       -----------

      3.3 Certificate of Powers, Designations, Preferences and Rights of Series 2002 Preferred Stock of the Registrant

      10.39 Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto

      10.40 Series 2002 Preferred Stock Purchase Agreement, dated August 12, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

      99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K:

The Company filed a report on Form 8-K, dated June 3, 2002 concerning an additional investment made by affiliates of Soros Private Equity Partners LLC in the Company.

                                  BLUEFLY, INC.
                                  JUNE 30, 2002

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

August 12, 2002