Form 10-Q
period 2002-09-30
BLUEFLY INC
filed 2002-11-14
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2002


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

                     ---------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 13, 2002, the issuer had outstanding 10,391,904 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
Part I . Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of September 30, 2002
             (unaudited) and December 31, 2001                                3

         Consolidated Condensed Statements of Operations for the nine
             months ended September 30, 2002 and 2001 (unaudited)             4

         Consolidated Condensed Statements of Operations for the three
             months ended September 30, 2002 and 2001 (unaudited)             5

         Consolidated Condensed Statements of Changes in Shareholders'
             Equity and Redeemable Preferred Stock for the year
             ended December 31, 2001 and for the nine months ended
             September 30, 2002 (unaudited)                                   6

         Consolidated Condensed Statements of Cash Flows for the nine months
             ended September 30, 2002 and 2001 (unaudited)                    7

         Notes to Consolidated Condensed Financial Statements                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          22

Item 4.  Controls and Disclosures                                            23

Part II. Other Information                                                   23

Item 1.  Legal Proceedings                                                   23

Item 2.  Changes in Securities and Use Of Proceeds                           23

Item 6.  Exhibits and Reports on Form 8-K                                    23

Signature                                                                    25

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  BLUEFLY, INC.
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                      September 30,     December 31,
                                                                                                          2002              2001
                                                                                                          ----              ----
                                                                      ASSETS                           (Unaudited)
Current assets
    Cash and cash equivalents                                                                           $3,372,000      $5,419,000
    Inventories, net                                                                                    10,913,000       6,388,000
    Accounts receivable                                                                                    640,000       1,252,000
    Prepaid expenses                                                                                       915,000         219,000
    Other current assets                                                                                   174,000         255,000
                                                                                                      ------------    ------------
          Total current assets                                                                          16,014,000      13,533,000

Property and equipment, net                                                                              2,802,000       1,155,000

Other assets                                                                                               293,000         193,000
                                                                                                      ------------    ------------
            Total assets                                                                               $19,109,000     $14,881,000
                                                                                                      ============    ============

                                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities

    Accounts payable                                                                                    $5,028,000      $3,338,000
    Accrued expenses and other current liabilities                                                       2,100,000       2,268,000
    Note payable to shareholders                                                                         2,000,000              --
    Deferred revenue                                                                                       608,000         691,000
                                                                                                      ------------    ------------

             Total current liabilities                                                                   9,736,000       6,297,000

Note payable to shareholders                                                                               182,000         182,000
Long-term lease liability                                                                                  447,000              --
                                                                                                      ------------    ------------
             Total liabilities                                                                          10,365,000       6,479,000
                                                                                                      ============    ============

Commitments and contingencies

Shareholders' equity
    Series A Preferred stock - $.01 par value; 500,000 shares authorized, issued and outstanding as of September 30, 2002 and December 31, 2001, respectively
       (liquidation preference: $10 million plus accrued dividends)                                          5,000           5,000

    Series B Preferred stock - $.01 par value; 9,000,000 shares authorized and
       8,910,782 shares issued and outstanding as of September 30, 2002 and
       December 31, 2001, respectively
       (liquidation preference: $30 million plus accrued dividends)                                         89,000          89,000

    Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and
       outstanding as of September 30, 2002  (liquidation preference: $1 million plus accrued dividends)        --              --

    Series 2002 Convertible Preferred stock - $.01 par value; 2,100 shares authorized, issued and outstanding as of September 30, 2002 (liquidation preference:
       $2.1 million plus accrued dividends)                                                                     --              --

    Common stock - $.01 par value; 40,000,000 shares authorized and 10,391,904 and 9,205,331 shares
       issued and outstanding as of September 30, 2002 and December 31, 2001, respectively                 104,000          92,000
    Additional paid-in capital                                                                          92,628,000      72,184,000
    Accumulated deficit                                                                                (84,082,000)    (63,968,000)
                                                                                                      ------------    ------------
           Total shareholders' equity                                                                    8,744,000       8,402,000
                                                                                                      ------------    ------------
           Total liabilities and shareholders' equity                                                  $19,109,000     $14,881,000
                                                                                                      ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                            -------------------------------
                                                                                  2002            2001
                                                                                  ----            ----
         Net sales                                                            $20,750,000     $15,044,000
         Cost of sales                                                         13,770,000      10,578,000
                                                                              -----------     -----------
              Gross profit                                                      6,980,000       4,466,000

         Selling, marketing and fulfillment expenses                            8,003,000      10,807,000
         General and administrative expenses                                    3,590,000       4,178,000
                                                                              -----------     -----------
               Total                                                           11,593,000      14,985,000

         Operating loss                                                        (4,613,000)    (10,519,000)

         Interest income                                                           60,000         210,000
         Interest expense (the nine months ended September 30, 2001, includes a $13,007,000 non-cash charge in connection with the conversion of debt and redeemable preferred equity to
             permanent equity)                                                   (266,000)    (13,318,000)
                                                                               -----------     -----------

         Net loss                                                             $(4,819,000)   $(23,627,000)

         Deemed dividend related to beneficial conversion feature on          (15,295,000)             --
               Series B Preferred Stock

         Preferred stock dividends                                             (1,846,000)     (2,304,000)
                                                                              -----------     -----------


         Net loss applicable to common shareholders                          $(21,960,000)   $(25,931,000)
                                                                             ============    ============

         Basic and diluted loss per common share                                   $(2.25)         $(3.31)
                                                                                   ======          ======

         Weighted average common shares outstanding
           (basic and diluted)                                                  9,770,366       7,841,240
                                                                                =========       =========

  The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                        September 30,
                                                                           -----------------------------------
                                                                                   2002             2001
                                                                                   ----             ----
         Net sales                                                              $6,305,000      $5,113,000
         Cost of sales                                                           4,232,000       3,654,000
                                                                              ------------    ------------
              Gross profit                                                       2,073,000       1,459,000

         Selling, marketing and fulfillment expenses                             2,937,000       2,731,000
         General and administrative expenses                                     1,292,000       1,140,000
                                                                              ------------    ------------
               Total                                                             4,229,000       3,871,000

         Operating loss                                                         (2,156,000)     (2,412,000)

         Interest income                                                            11,000          62,000
         Interest expense                                                          (90,000)        (78,000)
                                                                              ------------    ------------

         Net loss                                                              $(2,235,000)    $(2,428,000)

         Deemed dividend related to beneficial conversion feature on Series     (5,069,000)             --
               B Preferred Stock

         Preferred stock dividends                                                (622,000)       (622,000)
                                                                              ------------    ------------

         Net loss applicable to common shareholders                            $(7,926,000)    $(3,050,000)
                                                                              ============    ============

         Basic and diluted loss per common share                                    $(0.76)         $(0.33)
                                                                              ============    ============

         Weighted average common shares outstanding
         (basic and diluted)                                                    10,391,904       9,205,331
                                                                              ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                                           BLUEFLY, INC.
                CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND REDEEMABLE PREFERRED STOCK
                  FOR THE YEAR ENDED DECEMBER 31, 2001 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002(Unaudited)



                                                           Series A             Series B Preferred       Series C Preferred
                                                     Series A Preferred Stock    Preferred Stock               Stock
                       Redeemable Preferred Stock         $.01 par value          $.01 par value           $.01 par value
                       --------------------------    ------------------------   ------------------      ------------------


                           Number                     Number                    Number                  Number
                            of                           of                       of                      of
                          shares         Amount       shares         Amount     shares      Amount      shares      Amount
                          ------         ------       ------                                            ------      ------
Balance at January
1, 2001                  500,000      $11,088,000         --          $  --          --      $  --          --       $  --
Conversion of
Redeemable
   Preferred
   Stock to
   Preferred
   Stock Series A       (500,000)     (11,088,000)   500,000          5,000          --         --          --          --
Conversion of debt
   to Preferred
   Stock Series B             --               --         --             --   8,910,782     89,000          --          --
Sale of common
   stock in
   connection with
   Rights Offering
   ($2.34 per
   share) net of
   $350,000 of
   expenses                   --               --         --             --          --         --          --          --
Issuance of
   warrants to
   lender                     --               --         --             --          --         --          --          --
Issuance of
   warrants in
   exchange for
   services                   --               --         --             --          --         --          --          --
Issuance of
   warrants to
   investor                   --               --         --             --          --         --          --          --

Net loss                      --               --         --             --          --         --          --          --

Balance at December
31, 2001                      --               --     500,000         5,000   8,910,782     89,000          --          --

Sale of common stock
   in connection
   with the Standby
   Commitment
   Agreement
   ($1.57 per
   share) net of
   $75,000 of
   expenses                   --               --         --             --          --         --          --          --
Sale of 2002
   Preferred Stock
   in connection
   with the Standby
   Agreement
   ($1,000 per
   share) net of
   $115,000 of
   expenses                   --               --         --             --          --         --          --          --
Sale of Preferred
   Stock Series C
   ($1,000 per
   share) net of
   $23,000 of
   expenses                   --               --         --             --          --         --       1,000          --
Sale of warrants to
   investor in
   connection with
   the Standby
   Agreement                  --               --         --             --          --         --          --          --
Deemed dividend
   related to
   beneficial
   conversion
   feature on
   Series B
   Preferred Stock            --               --         --             --          --         --          --          --
Deemed dividend
   related to
   beneficial
   conversion
   feature on
   Series B
   Preferred Stock            --               --         --             --          --         --          --          --
Issuance of
   warrants to
   lender                     --               --         --             --          --         --          --          --
Issuance of
   warrants to
   investor                   --               --         --             --          --         --          --          --
Issuance of
   warrants in
   exchange for
   services                   --               --         --             --          --         --          --          --

Net loss                      --               --         --             --          --         --          --          --
                     -----------         --------   --------        -------   ---------    -------       -----      ------
Balance at
   September 30,
   2002                      --           $    --    500,000        $ 5,000   8,910,782     89,000       1,000          --
                     ===========         ========   ========        =======   =========    =======       =====      ======

                           Series 2002
                          Preferred Stock          Common Stock
                           $.01 par value         $.01 par value
                           --------------         --------------

                         Number                  Number                  Additional
                           of                      of                      Paid-in      Accumulated
                         shares     Amount       shares      Amount        capital       Deficit         Total
                         ------     ------       ------      ------        -------       -------        --------
Balance at January
1, 2001                     --       $  --    4,924,906     $49,000      $17,242,000  $(38,340,000)    $(21,049,000)
Conversion of
Redeemable
   Preferred
   Stock to
   Preferred
Stock Series A              --          --           --          --       18,852,000      (622,000)      18,235,000
Conversion of debt
   to Preferred
   Stock Series B           --          --           --          --       26,318,000            --       26,407,000
Sale of common
   stock in
   connection with
   Rights Offering
   ($2.34 per
   share) net of
   $350,000 of
   expenses                 --          --    4,280,425      43,000        9,622,000            --        9,665,000
Issuance of
   warrants to
   lender                   --          --           --          --           45,000            --           45,000
Issuance of
   warrants in
   exchange for
   services                 --          --           --          --           31,000            --           31,000
Issuance of
   warrants to
   investor                 --          --           --          --           74,000            --           74,000

Net loss                    --          --           --          --               --   (25,006,000)     (25,006,000)
                   -----------    --------    ---------     -------        ---------   -----------      -----------
Balance at
December
31, 2001                    --          --    9,205,331      92,000       72,184,000   (63,968,000)       8,402,000


Sale of common
stock in
   connection
   with the
   Standby
   Commitment
   Agreement
   ($1.57 per
share) net of
   $75,000 of
   expenses                 --          --    1,186,573      12,000        1,776,000            --        1,788,000
Sale of 2002
   Preferred Stock
   in connection
   with the Standby
   Agreement
   ($1,000 per
   share) net of
   $115,000 of
   expenses              2,100          --           --          --        1,985,000            --        1,985,000
Sale of Preferred
   Stock Series C
   ($1,000 per
   share) net of
   $23,000 of
   expenses                 --          --           --          --          977,000            --          977,000
Sale of warrants to
   investor in
   connection with
   the Standby
   Agreement                --          --           --          --           37,000            --           37,000
Deemed dividend
   related to
   beneficial
   conversion
   feature on
   Series B
   Preferred Stock          --          --           --          --       10,226,000   (10,226,000)              --
Deemed dividend
   related to
   beneficial
   conversion
   feature on
   Series B
   Preferred Stock          --          --           --          --        5,069,000    (5,069,000)              --
Issuance of
   warrants to
   lender                   --          --           --          --           80,000            --           80,000
Issuance of
   warrants to
   investor                 --          --           --          --          255,000            --          255,000
Issuance of
   warrants in
   exchange for
   services                 --          --           --          --           39,000            --           39,000

Net loss                    --          --           --          --               --    (4,819,000)      (4,819,000)
                      --------    --------    ---------    --------      -----------  ------------      -----------
Balance at
   September 30,
   2002                 2,100      $    --   10,391,904    $104,000      $92,628,000  $(84,082,000)     $ 8,744,000
                      ========    ========   ==========    ========      ===========  ============      ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                             ------------------------------
                                                                                                2002                2001
                                                                                                ----                ----
     Cash flows from operating activities

       Net loss                                                                              $ (4,819,000)   $(23,627,000)
       Adjustments to reconcile net loss to net cash used in operating activities:
          Depreciation and amortization                                                           713,000         550,000
          Warrants issued for services                                                             39,000          31,000
          Beneficial conversion - interest expense                                                     --      13,007,000
          Provisions for returns                                                                 (286,000)       (495,000)
          Write-off of fixed assets                                                                72,000              --
       Changes in operating assets and liabilities:
          (Increase) decrease in
               Inventories                                                                     (4,525,000)       (367,000)
               Accounts receivable                                                                612,000        (124,000)
               Prepaid expenses                                                                  (696,000)         (1,000)
               Other current assets                                                                31,000         282,000
               Other assets                                                                            --          22,000
          Increase (decrease) in
               Accounts payable                                                                 1,690,000         152,000
               Accrued expenses and other current liabilities                                      46,000        (492,000)
               Deferred revenue                                                                   (83,000)        359,000
                                                                                             ------------    ------------
       Net cash used in operating activities                                                   (7,206,000)    (10,703,000)
                                                                                             ------------    ------------

     Cash flows from investing activities
       Purchase of property, equipment and capitalized software                                (1,642,000)       (199,000)
                                                                                             ------------    ------------

     Net cash used in investing activities                                                     (1,642,000)       (199,000)
                                                                                             ------------    ------------

     Cash flows from financing activities
         Net proceeds from sale of Common Stock and Warrants                                    1,899,000              --
         Proceeds from sale of Preferred Stock                                                  3,045,000
         Proceeds from issuance of notes payable to shareholder                                 2,000,000
         Payments of capital lease obligation                                                    (143,000)             --
         Net proceeds from Rights Offering                                                             --       9,665,000
                                                                                             ------------    ------------

     Net cash provided by financing activities                                                  6,801,000       9,665,000
                                                                                             ------------    ------------

     Net decrease in cash and cash equivalents                                                 (2,047,000)     (1,237,000)
     Cash and cash equivalents - beginning of period                                            5,419,000       5,350,000
                                                                                             ------------    ------------
     Cash and cash equivalents - end of period                                               $  3,372,000    $  4,113,000
                                                                                             ============    ============

     Supplemental schedule of non-cash investing and financing activities:
      Equipment acquired under capital lease                                                 $    662,000    $         --
                                                                                             ============    ============
      Warrant issued to factor                                                               $     80,000    $     45,000
                                                                                             ============    ============
      Warrant issued to shareholder                                                          $    292,000    $     74,000
                                                                                             ============    ============
      Deemed dividend related to beneficial conversion feature on Series B Preferred Stock   $ 15,295,000    $         --
                                                                                             ============    ============
      Beneficial conversion charge on conversion of debt to equity                           $         --    $ 20,851,000
                                                                                             ============    ============

  The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2001.

The Company has sustained net losses and negative cash flows from operations since the establishment of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company currently plans to seek additional equity or debt financing in order to maximize the growth of its business. There can be no assurance that any additional financing or other sources of capital will be available to the Company on acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company believes that cash and cash equivalents on hand at September 30, 2002 will be sufficient to fund operations through December 31, 2002. If the Company is unable to obtain additional financing, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at discount prices. The Company's Web store ("Bluefly.com" or "Web Site"), which was launched in September 1998, sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value.

NOTE 3 - SOROS FINANCINGS

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

The June 2002 Soros investment was negotiated as part of an equity financing in which third party investors would also participate. In particular, one third party investor committed to invest $7 million on the same terms and conditions as those that applied to Soros' investment. However, this third party investment has not been consummated, and the Company does not know when or if it will be consummated. To date, the only funds that the Company has received from the third party investor is a good faith deposit, for which the Company agreed, for a limited period of time, not to pursue remedies against the third party investor as a result of its failure to honor its investment commitment. That period has since expired, and the Company has commenced a legal action against the investor. The Company believes that the third party investor's obligations to consummate the investment are enforceable, however, litigation is subject to inherent risks and uncertainties and there can be no assurance

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

that the Company will prevail in this lawsuit. Moreover, given the substantial costs involved with litigation, there can be no assurance that, in the event the Company prevails in such litigation, the amount that the Company would be able to collect with respect to any judgment rendered in such litigation would exceed the costs associated with obtaining such judgment.

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

In August 2002, Soros invested an additional $2.1 million in the Company, thereby reducing its standby commitment to zero. Under the terms of the transaction, the Company issued to Soros 2,100 shares of its newly-designated Series 2002 Convertible Preferred Stock (the "Series 2002 Preferred Stock") at a price of $1,000 per share. The Series 2002 Preferred Stock has a liquidation preference of $1,000 per share and, subject to stockholder approval, is convertible in whole or in part, at the holder's option, into the type of equity securities sold by the Company in any subsequent round of equity financing, at the same price, and upon the same terms and conditions, as such securities are sold in such equity financing. Of course, there can be no assurance as to when, or, if, such subsequent round of financing will occur. The Series 2002 Preferred Stock does not have any fixed dividend rate, and does not provide the holders thereof with any voting rights, other than with respect to transactions or actions that would adversely affect the rights, preference, powers and privileges of the Series 2002 Preferred Stock.

In September 2002, Soros invested an additional $3 million in the Company pursuant to an agreement under which Soros purchased 1,000 shares of the Company's newly-designated Series C Convertible Preferred Stock (the "Series C Preferred Stock") in the aggregate face amount of $1,000,000 and demand promissory notes convertible into Series C Preferred Stock ("Series C Notes") in the aggregate principal amount of $2,000,000. Each share of Series C Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends and (ii) the amount the holder of such share would receive if it were to convert such share into Common Stock immediately prior to the liquidation of the Company. The Series C Preferred Stock is convertible, subject to stockholder approval, as described below in Note 6, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,075.27, subject to adjustment, provided that, until such time as the Company's stockholders approve an increase in the number of shares of Common Stock authorized for issuance, the Series C Preferred Stock is not convertible. The conversion price of the Series C Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series C Preferred Stock conversion price in the future, the conversion price of the Series C Preferred Stock would be decreased so that it would equal the price at which shares of common stock are sold in the new issuance. However, to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time, until such time as such conversion provisions are approved by the Company's stockholders, the total number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock may not exceed 2,077,341 shares (which represents 19.99% of the Company's currently outstanding Common Stock), regardless of any adjustment to the Series C Preferred Stock conversion price.

Beginning on November 13, 2002, the Company is entitled to redeem all, but not less than all, of the outstanding Series C Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the conversion price of the Series C Preferred Stock, which is currently $0.93. Dividends accrue on the Series C Preferred Stock at an annual rate equal to 8.0% of the face value and are payable only upon conversion or redemption of the

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

Series C Preferred Stock or upon the liquidation of the Company. The Series C Preferred Stock votes on an as converted basis, except with respect to the approval of the conversion provisions of the Series C Preferred Stock and the Series 2002 Preferred Stock, on which matters the Series C Preferred Stock is not entitled to vote pursuant to the certificate of designations regarding the Series C Preferred Stock. Interest on the Series C Notes accrues at an annual rate equal to 3.0% on a cumulative, compounding basis and is payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The outstanding principal amount of the Series C Notes and all accrued and unpaid interest is payable in full on demand, but in no event later than March 26, 2003. The Series C Notes are subject to (i) mandatory prepayment upon the occurrence of certain bankruptcy events, whether voluntary or involuntary, (ii) prepayment at the option of the holder upon demand or the occurrence of certain events of default, the sale of all or substantially all of the Company's assets, the merger or consolidation of the Company into another entity or any change of control of the Company and (iii) prepayment at the option of the Company, at any time or from time to time, upon five days notice to the holder. The principal amount of and interest accrued on the Series C Notes are convertible into Series C Preferred Stock, at the option of the holder and at any time and from time to time, at the rate of $1,000 per share. The Company's obligations under the Series C Notes are subordinated to its obligations under the Rosenthal Financing Agreement, although such subordination does not effect Soros' conversion rights with respect to the Series C Notes.

As a result of the September 2002 financing, the conversion price of the Series B Preferred Stock, almost all of which is held by Soros, automatically decreased from $1.57 to $0.93. In accordance with EITF 00-27, this reduction in the conversion price of the Company's Series B Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $5.1 million as part of its third quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of (Loss)/Earnings Per Share.

NOTE 4 - FINANCING AGREEMENT

On March 22, 2002, the Company amended its Financing Agreement (the "Rosenthal Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which Rosenthal provides the Company with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to its suppliers (the "Loan Facility"). Under the terms of this amendment (the "Rosenthal Amendment"), the Company extended the Rosenthal Financing Agreement until March 30, 2003, reduced the annual fee it pays Rosenthal for the Loan Facility from $20,000 to $10,000, agreed to a decrease from $2.5 million to $1.5 million in the face amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help collateralize the Loan Facility, and limited the maximum amount available under the Loan Facility to an amount equal to the Soros Guarantee plus the lowest of (x) $1 million, (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory. In addition, pursuant to the Rosenthal Amendment, the Company adjusted the threshold amount that entitles Rosenthal to take control of certain of the Company's cash accounts for a period of time to be 90% of the maximum amount available under the Loan Facility instead of 90% of the Soros Guarantee, as had been provided previously. As of September 30, 2002, the maximum amount available under the Loan Facility was $2.5 million. The Company has utilized the entire facility as of such date.

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

On March 22, 2002, in connection with the Rosenthal Amendment, the Company amended the Reimbursement Agreement (the "Reimbursement Agreement") pursuant to which Soros agreed to guarantee a portion of the Loan Facility to reduce the total amount of standby letters of credit that Soros is obligated to issue to collateralize the Loan Facility to $1.5 million from $4 million. The Company is obligated to reimburse Soros for any amounts that Soros pays to Rosenthal pursuant to the Reimbursement Agreement. The Company's obligation to Rosenthal is collateralized by a lien on substantially all of its assets and it has granted Soros a subordinated lien on substantially all of its assets, including its cash balances, in order to collateralize the reimbursement obligations of Soros. In exchange for Soros' agreement to maintain the amended Soros Guarantee until

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

August 15, 2003, the Company issued to Soros a warrant to purchase 60,000 shares of its Common Stock at an exercise price of $1.66 per share (the 20 day trailing average of the closing sale price of its Common Stock on the date of issuance), exercisable at any time until March 30, 2007. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid-in capital for approximately $98,000. This amount is being amortized over the life of the Loan Facility.

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

        Security              September 30, 2002        September 30, 2001
        --------              ------------------        ------------------

        Options                        3,878,912                 4,330,203
        Warrants                       1,069,144                   512,500
        Preferred Stock               27,769,450                13,184,286
        Convertible Debt               2,150,538                        --

NOTE 6 - STOCKHOLDER APPROVAL

As discussed above, in September 2002, the Company issued to Soros 1,000 shares of Series C Preferred Stock with an aggregate face value of $1,000,000 and Series C Notes in the aggregate principal amount of $2,000,000, all for an aggregate purchase price of $3,000,000. In connection with this financing, the Company designated 3,500 shares of Series C Preferred Stock, 1,000 of which were issued as noted above and 2,000 of which may be issued upon conversion of the Series C Notes. The conversion provisions of the Series C Preferred Stock are subject to the approval of the Company's stockholders at the Annual Meeting of Stockholders scheduled to be held on November 18, 2002, and the maximum number of shares that may be issued upon conversion of the Series C Preferred Stock has been set at 2,077,431 (which represents 19.99% of the currently outstanding Common Stock) until such time as such conversion provisions are so approved.

NOTE 7 - RECLASSIFICATIONS

Certain amounts in the consolidated financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer of designer fashions and home accessories at outlet store prices. We sell over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. Bluefly.com, a Web Site to sell end-of-season and excess inventory of apparel and accessories was launched in September 1998.

We have grown rapidly since launching our Web Site in September 1998. Our net sales increased approximately 23% to $6,305,000 for the three months ended September 30, 2002 from $5,113,000 for the three months ended September 30, 2001. Our net loss for the third quarter of 2002 totaled $2,235,000 compared to from $2,428,000 in the third quarter of 2001.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

At September 30, 2002 we had an accumulated deficit of $84,082,000. Historical net losses and the accumulated deficit resulted primarily from the recording of beneficial conversion feature charges and costs associated with developing and marketing our Web Site and building our infrastructure.

The third quarter of 2002 marked the launch of a new version of Bluefly's Web Site. The launch of the new Web Site involved the use of significant internal and external resources and was a main focus of management's attention. Among the improvements to the new Web Site, which launched on September 15th, are the addition of key word search, a more powerful version of size finder that enables shoppers to locate quickly products in their size, and more robust analytical tools that the Company believes will allow it to understand and serve its customers better. In accordance with generally accepted accounting principles, costs related to the development of the new Web Site have been capitalized and are being amortized over a 24-month period.

Immediately after the launch of the new Web Site and continuing through the first two weeks of October 2002, we experienced significant technical difficulties, including site instability, slower than usual page download times, and a failure to display all available inventory on the Site. Many of these technical issues were resolved during the second half of October. However, these issues had a negative impact on sales, particularly during the last two weeks of September and the first two weeks of October, and have cast doubt on our ability to achieve the projection that we made earlier this year that we would be profitable in the fourth quarter of 2002. While we believe that it is still possible for us to be profitable in the fourth quarter of 2002 the likelihood of such a result has diminished.

We continue to anticipate losses during the first two quarters of 2003 and perhaps beyond. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

Based on our current plans, we anticipate that the proceeds from the Rosenthal Financing Agreement together with existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of fiscal 2002. We currently plan to seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on our business, prospects, financial condition and results of operations. If we are unable to obtain additional financing, and/or we do not achieve our sales plan, future operations will need to be modified, scaled back or discontinued.

In November 2002, we were advised by the Nasdaq Stock Market, Inc. ("Nasdaq") that we were no longer in compliance with Nasdaq's continued listing requirements (the "Listing Requirements") because shares of our common stock have closed at a per share price of less than $1.00 for at least 30 days and that, if we are unable to achieve compliance with the Listing Requirements by April 30, 2003, the Nasdaq Staff will determine whether we meet the initial listing criteria of the Nasdaq SmallCap Market. In the event that we meet such initial listing criteria, we will be granted an additional 180 day grace period to regain compliance. In order to regain compliance, shares of the Company's common stock would need to close at a price of $1.00 or more for at least ten consecutive trading days. In the event that the Company does not regain compliance within the requisite time period, it intends to appeal any delisting. However, no assurance can be provided that any such appeal will be successful. The failure to maintain listing on the Nasdaq SmallCap Market may have an adverse effect on the price and/or liquidity of the Company's common stock.

Significant Accounting Policies

Management Estimates

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

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

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. We review our inventory levels in order to identify slow-moving merchandise and use markdowns to clear out merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, changes in customer preference or lack of consumer acceptance of certain items, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on the extent of the markdowns and amount of inventory affected.

Tax Valuation Allowance

We assessed the future taxable income and have determined that a 100% deferred tax valuation allowance is deemed necessary. In the event that we were to determine that we would be able to realize our deferred tax asset, an adjustment to the deferred tax value allowance would increase income in the period such determination is made.

Results Of Operations

For The Nine Months Ended September 30, 2002 Compared To The Nine Months Ended September 30, 2001

The following table sets forth our statement of operations data, for the nine months ended September 30th. All data in is in thousands except as indicated below:

                                                              2002                     2001                     2000
                                                              ----                     ----                     ----

                                                                   As a % of              As a % of                 As a % of
                                                                   Net Sales              Net Sales                 Net Sales

   Net sales                                               $20,750     100.0%     $15,044     100.0%     $11,751          100.0%
   Cost of sales                                            13,770      66.4%      10,578      70.3%       9,680           82.4%
                                                            ------                 ------                  -----
            Gross profit                                     6,980      33.6%       4,466      29.7%       2,071           17.6%

   Selling, marketing and fulfillment expenses               8,003      38.6%      10,807      71.8%      13,913          118.4%
   General and administrative expenses                       3,590      17.3%       4,178      27.8%       3,736           31.8%
                                                             -----                  -----                  -----
            Total operating expenses                        11,593      55.9%      14,985      99.6%      17,649          150.2%

   Operating loss from continuing operations               (4,613)    (22.3)%    (10,519)    (69.9)%    (15,578)        (132.6)%
   Interest (expense) and other income                       (206)     (1.0)%    (13,108)    (87.1)%       (171)          (1.5)%
                                                             -----               --------                  -----
            Net loss                                       (4,819)    (23.3)%    (23,627)   (157.0)%    (15,749)        (134.1)%

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

                                                                                  2002              2001              2000
                                                                                  ----              ----              ----

Average Order Size (including shipping & handling)                             $162.32           $137.91           $103.40
Average Order Size Per New Customer (including shipping & handling)            $145.82           $122.38            $93.66
Average Order Size Per Repeat Customer  (including shipping & handling)        $171.23           $151.33           $118.13

New Customers Added during the Period                                           68,323            71,358            93,190
Revenue from Repeat Customers as a % of total Revenue                              69%               59%               45%
Customer Acquisition Costs                                                      $16.20            $48.36            $79.81

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales for the nine months ended September 30, 2002 increased by approximately 50% to $32,630,000, from $21,771,000 for the nine months ended September 30, 2001. For the nine months ended September 30, 2002, we recorded a provision for returns and credit card chargebacks and other discounts of $11,880,000, or approximately 36% of gross sales. For the nine months ended September 30, 2001, the provision for returns and credit card chargebacks and other discounts was $6,727,000, or approximately 31% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was primarily the result of an increase in average order size, which on balance we believe has had a positive impact on the per order economics.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the nine months ended September 30, 2002 were $20,750,000. This represents an increase of approximately 38% compared to the nine months ended September 30, 2001, in which net sales totaled $15,044,000. The growth in net sales was largely driven by the increases in average order size and sales to repeat customers. We believe that the decrease in the amount of advertising that we do that is directed at potential customers contributed significantly to the fact that the number of new customers acquired in the first nine months of 2002 decreased by 4% from that of the first nine months of 2001. We believe that the increase in sales to repeat customers was the result of increased marketing efforts to repeat customers.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 2002 totaled $13,770,000, resulting in gross margin of approximately 34%. Cost of sales for the nine months ended September 30, 2001 totaled $10,578,000, resulting in gross margin of 30%. Gross profit increased by 56%, to $6,980,000 for the nine months ended September 30, 2002 compared to $4,466,000 for the nine months ended September 30, 2001. The increase in gross margin resulted primarily from improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased by approximately 26% in the first nine months of 2002 compared to the first nine months of 2001. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 39% in the first nine months of 2002 from 72% in the first nine months of 2001. The decrease resulted primarily from a more targeted marketing strategy aimed at our existing customer base and the cost savings we derived from our move to a new web hosting facility. Selling, marketing and fulfillment expenses were comprised of the following:

                         Nine Months Ended     Nine Months Ended    Percentage Difference
                         September 30, 2002    September 30, 2001    increase (decrease)
    Marketing                    $1,529,000           $4,074,000               (62.5%)
    Operating                     3,176,000            2,765,000                 14.9%



                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002


    Technology                    2,535,000            3,013,000               (15.9%)
    Creative Services               763,000              955,000               (20.1%)
                                 ----------          -----------
                                 $8,003,000          $10,807,000               (25.9%)

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of approximately 63% was largely related to a shift in our customer acquisition strategy. Consistent with our streamlined operating plan announced in June 2001, we significantly reduced our advertising expenditures and focused more on email and direct mail programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the nine months ended September 30, 2002 by approximately 67% to $16.20 per customer from $48.36 per customer for the nine months ended September 30, 2001. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first nine months of 2002 by approximately 15% compared to the first nine months of 2001 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees).

Technology expenses consist primarily of Web Site hosting and staff related costs. For the nine months ended September 30, 2002 technology expenses decreased by approximately 16% compared to the nine months ended September 30, 2001. This reduction was primarily related to a reduction in our Web Site hosting costs in connection with our move to a new web hosting facility. On September 15, 2002, we launched an upgraded version of our Web site based on Blue Martini software. Costs directly associated with this project were capitalized prior to the launch of the new Site and are being amortized effective on the launch date, over the useful life of the new Site.

Creative services expenses include expenses related to our photo studio, image processing, and Web site design. For the nine months ended September 30, 2002, this amount decreased by approximately 20% as compared to the nine months ended September 30, 2001, primarily due to a headcount reduction in the creative services department in June 2001.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the nine months ended September 30, 2002 decreased by approximately 14% to $3,590,000 as compared to $4,178,000 for the nine months ended September 30, 2001. The decrease in general and administrative expenses was the result of decreased salary and benefit expenses related to the headcount reduction that was put into place in connection with the Company's June 2001 streamlined operating plan.

As a percentage of net sales, general and administrative expenses decreased to 17% in 2002 from 28% in 2001.

Loss from operations: Operating loss decreased by over 56% in the first nine months of 2002 to $4,613,000 from $10,519,000 in the first nine months of 2001 as a result of the increase in sales and gross margin and decreases, on both an absolute basis and as a percentage of net sales, in selling, marketing and fulfillment expenses and general and administrative expenses.

Interest expense and other income, net: Interest expense for the nine months ended September 30, 2002 totaled $266,000, and related primarily to fees paid in connection with our Loan Facility. For the nine months ended September 30, 2001, interest expense totaled $13,318,000. This amount consisted principally of approximately $13,007,000 of non-cash, one-time charges that were incurred in connection with the conversion of certain notes payable and redeemable equity into permanent equity. This amount also included interest expense of $175,000, related to the interest on the notes payable that were issued during fiscal 2000 and converted to permanent equity in fiscal 2001.

Interest income for the nine months ended September 30, 2002 decreased to $60,000 from $210,000 for the nine months ended September 30, 2001. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

For The Three Months Ended September 30, 2002 Compared To The Three Months Ended September 30, 2001

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

The following table sets forth our statement of operations data, for the three months ended September 30th. All data in is in thousands except as indicated below:

                                                              2002                     2001                     2000
                                                              ----                     ----                     ----

                                                                   As a % of              As a % of                 As a % of
                                                                   Net Sales              Net Sales                 Net Sales
   Net sales                                                $6,305     100.0%      $5,113   100.0 %      $3,455        100.0%
   Cost of sales                                             4,232      67.1%       3,654    71.5 %       2,895         83.8%
                                                             -----                  -----                 -----
            Gross profit                                     2,073      32.9%       1,459    28.5 %         560         16.2%

   Selling, marketing and fulfillment expenses               2,937      46.6%       2,731     53.4%       3,884        112.4%
   General and administrative expenses                       1,292      20.5%       1,140     22.3%       1,278         37.0%
                                                             -----                  -----                 -----
            Total operating expenses                         4,229      67.1%       3,871     75.7%       5,162        149.4%

   Operating loss from continuing operations               (2,156)    (34.2)%     (2,412)   (47.2)%     (4,602)      (133.2)%
   Interest (expense) and other income                        (79)     (1.2)%        (16)    (0.3)%       (179)        (5.2)%
                                                              ----                   ----                 -----
            Net loss                                       (2,235)    (35.4)%     (2,428)   (47.5)%     (4,781)      (138.4)%

The following table sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

                                                                                2002              2001              2000
                                                                                ----              ----              ----
Average Order Size (including shipping & handling)                           $163.64           $143.84           $107.68
Average Order Size Per New Customer (including shipping & handling)          $144.03           $126.74            $95.62
Average Order Size Per Repeat Customer  (including shipping & handling)      $174.61           $155.69           $122.35

New Customers Added during the Period                                         22,393            21,113            24,497
Revenue from Repeat Customers as a % of total Revenue                            68%               64%               51%
Customer Acquisition Costs                                                    $23.07            $23.73            $57.45

Net sales: Gross sales for the three months ended September 30, 2002 increased by 38% to $10,541,000, from $7,627,000 for the three months ended September 30, 2001. For the three months ended September 30, 2002, we recorded a provision for returns and credit card chargebacks and other discounts of $4,236,000, or approximately 40% of gross sales. For the three months ended September 30, 2001, the provision for returns and credit card chargebacks and other discounts was $2,514,000, or approximately 33% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was primarily the result of a shift in our merchandise mix towards certain product categories that historically have generated higher return rates, but also higher gross margins and average order size.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended September 30, 2002 were $6,305,000. This represents an increase of 23% compared to the three months ended September 30, 2001, in which net sales totaled $5,113,000. The growth in net sales was largely driven by the increases in average order size and sales to repeat customers as well as a 6% increase in the number of new customers acquired in the third quarter of 2002. The increase in average order size, we believe, was related to changes in our product mix which is now focused on higher priced goods. We believe that the increase in sales to repeat customers and the slight increase in the number of new customers was the result of increased marketing efforts to repeat customers and a reduction in the amount of advertising we do that is directed at potential customers.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

Cost of sales: Cost of sales for the three months ended September 30, 2002 totaled $4,232,000, resulting in gross margin of approximately 33%. Cost of sales for the three months ended September 30, 2001 totaled $3,654,000, resulting in gross margin of approximately 28.5%. Gross profit increased by almost 42%, to $2,073,000 for the three months ended September 30, 2002 compared to $1,459,000 for the three months ended September 30, 2001. The increase in gross margin resulted primarily from increased revenue and improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 7.5% in the second quarter of 2002 compared to the second quarter of 2001. As a percentage of net sales, our selling, marketing and fulfillment expenses, decreased to 47% in the third quarter of 2002 from 53% in the third quarter of 2001. Selling, marketing and fulfillment expenses were comprised of the following:

                            Three Months Ended        Three Months Ended       Percentage Difference
                             September 30, 2002       September 30, 2001        increase (decrease)
                             ------------------       ------------------        ------------------
    Marketing                        $  660,000               $  664,000                    (0.6%)
    Operating                         1,055,000                  983,000                      7.3%
    Technology                          956,000                  840,000                     13.8%
    Creative Services                   266,000                  244,000                      9.0%
                                     ----------               ----------
                                     $2,937,000               $2,731,000                      7.5%

Our marketing strategy was basically consistent for the third quarter 2002 and the third quarter of 2001, and accordingly, marketing expenses remained relatively unchanged compared to the third quarter of 2001. Our customer acquisition costs for the three months ended September 30, 2002 decreased by almost 3% to $23.07 per customer from $23.73 per customer for the three months ended September 30, 2001. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses increased in the third quarter of 2002 by approximately 7% compared to the third quarter of 2001 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees).

For the three months ended September 30, 2002, technology expenses increased by approximately 14% compared to the three months ended September 30, 2001. Although the costs of the new Web Site were capitalized prior to the launch, as of the launch date these costs were amortized and all equipment that was used to support the old Web Site was written off.

For the third quarter of 2002, creative service expenses increased by approximately 9% as compared to the third quarter of 2001, primarily due to an increase in professional fees paid to consultants in 2002 compared to September 2001.

General and administrative expenses: General and administrative expenses for the three months ended September 30, 2002 increased by approximately 13% to $1,292,000 as compared to $1,140,000 for the three months ended September 30, 2001. The increase in general and administrative expenses was largely the result of an increase in professional fees as well as fees paid to consultants.

As a percentage of net sales, general and administrative expenses decreased to 20% in 2002 from 22% in 2001.

Loss from operations: Operating loss decreased by approximately 10% in the third quarter of 2002 to $2,156,000 from $2,412,000 in the third quarter of 2001 as a result of the increase in revenue and gross margin and decreases, both as a percentage of net sales, in selling, marketing and fulfillment expenses and general and administrative expenses.

Interest expense and other income, net: Interest expense for the three months ended September 30, 2002 totaled $90,000 and $78,000 for the three months ended September 30, 2001. Interest expense for both periods related primarily to fees paid in connection with our Loan Facility.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

Interest income for the three months ended September 30, 2002 decreased to $11,000 from $62,000 for the three months ended September 30, 2001. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

Liquidity And Capital Resources

General

At September 30, 2002, we had approximately $3.4 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $6.3 million.

We fund our operations through cash on hand, operating cash flow and the Loan Facility, as well as the proceeds of any equity financing. Operating cash flow is affected by revenue and gross margin levels, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and is dependent, among other things, on the Company having at least $1.5 million of tangible net worth and $3.5 million of working capital. In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

Loan Facility

Pursuant to the Rosenthal Financing Agreement, as amended, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The maximum amount available under the Loan Facility is an amount equal to the amount of Soros Guarantee (currently $1.5 million) plus the lowest of (x) $1 million, (y) 20% of the book value of our inventory and (z) the full liquidation value of our inventory. However, the maximum availability under the Loan Facility can never exceed $10 million. Under the Loan Facility, we are required to have at least $1,500,000 of tangible net worth and $3,500,000 of working capital. Interest accrues monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. As of September 30, 2002, maximum availability under the Loan Facility was approximately $2.5 million. We have utilized the entire facility as of such date.

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

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien on substantially all of our assets, including control of all of our cash accounts upon an event of default and certain of our cash accounts in the event that the total amount of monies loaned to us under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility for more than 10 days. We also issued to Rosenthal on March 31, 2001 a warrant to purchase 50,000 shares of our Common Stock at an exercise price of $2.34 exercisable, as amended, for nine years from the date of issuance.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

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

Soros Financings

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

In June 2002, Soros invested $1.9 million in the Company, thereby reducing its standby commitment to $2.1 million. Under the terms of the transaction, we issued 1,186,573 shares of Common Stock at $1.57 per share, and warrants to purchase 296,644 shares of Common Stock at any time during the next five years at an exercise price of $1.88 per warrant for a purchase price of $0.125 per warrant. As a result of the June 2002 financing, the conversion price of our Series B Preferred Stock, almost all of which is held by Soros, automatically decreased from $2.34 to $1.57. In accordance with EITF 00-27, this reduction in the conversion price of the Company's Series B Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $10.2 million as part of its second quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of (Loss)/Earnings Per Share.

The June 2002 Soros investment was negotiated as part of an equity financing in which third party investors would also participate. In particular, one third party investor committed to invest $7 million on the same terms and conditions as those that applied to Soros' investment. However, this third party investment has not been consummated, and we do not know when or if it will be consummated. To date, the only funds that we have received from the third party investor is a good faith deposit, for which we agreed, for a limited period of time, not to pursue remedies against the third party investor as a result of its failure to honor its investment commitment. That period has since expired, and we have commenced legal action against the investor. We believe that the third party investor's obligations to consummate the investment are enforceable, however, litigation is subject to inherent risks and uncertainties and there can be no assurance that we will prevail in this lawsuit. Moreover, given the substantial costs involved with litigation, there can be no assurance that, in the event we prevail in such litigation, the amount that we would be able to collect with respect to any judgment rendered in such litigation would exceed the costs associated with obtaining such judgment.

In connection with the June 2002 financing, we agreed to file a registration statement with the Securities and Exchange Commission within 45 days of closing, in order to register the Common Stock issued in the financing, as well as the Common

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

Stock underlying the warrants. However, given the failure to date of the third party investors to consummate their investment, Soros has agreed with us to delay the filing of such registration statement, although we expect that we will be required to file such registration statement at some point in the future.

In August 2002, Soros invested an additional $2.1 million in us, thereby reducing its standby commitment to zero. Under the terms of the transaction, we issued to Soros 2,100 shares of our newly-designated Series 2002 Convertible Preferred Stock (the "Series 2002 Preferred Stock") at a price of $1,000 per share. The Series 2002 Preferred Stock has a liquidation preference of $1,000 per share and, subject to stockholder approval, is convertible in whole or in part, at the holder's option, into the type of equity securities sold by us in any subsequent round of equity financing, at the same price, and upon the same terms and conditions, as such securities are sold in such equity financing. The Series 2002 Preferred Stock does not have any fixed dividend rate, and does not provide the holders thereof with any voting rights, other than with respect to transactions or actions that would adversely affect the rights, preference, powers and privileges of the Series 2002 Preferred Stock.

In September 2002, Soros invested an additional $3 million in us pursuant to an agreement which Soros purchased 1,000 shares of our newly-designated Series C Convertible Preferred Stock (the "Series C Preferred Stock") in the aggregate face amount of $1,000,000 and demand promissory notes convertible into Series C Preferred Stock ("Series C Notes") in the aggregate principal amount of $2,000,000. Each share of Series C Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends and (ii) the amount the holder of such share would receive if it were to convert such share into Common Stock immediately prior to the liquidation of the Company. The Series C Preferred Stock is convertible, subject to stockholder approval, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,075.27, subject to adjustment, provided that, until such time as our stockholders approve an increase in the number of shares of our Common Stock authorized for issuance, the Series C Preferred Stock is not convertible. The conversion price of the Series C Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that we issue Common Stock or securities convertible into Common Stock at a price per share less than the Series C Preferred Stock conversion price in the future, the conversion price of the Series C Preferred Stock would be decreased so that it would equal the price at which shares of common stock are sold in the new issuance. However, to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time, until such time as such conversion provisions are approved by our stockholders, the total number of shares of Common Stock issuable upon conversion of the Series C Preferred Stock may not exceed 2,077,341 shares (which represents 19.99% of the Company's currently outstanding Common Stock), regardless of any adjustment to the Series C Preferred Stock conversion price.

As a result of the September 2002 financing, the conversion price of the Series B Preferred Stock, almost all of which is held by Soros, automatically decreased from $1.57 to $0.93. In accordance with EITF 00-27, this reduction in the conversion price of the Company's Series B Preferred Stock resulted in our recording a beneficial conversion feature in the approximate amount of $5.1 million as part of its third quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to our computation of (Loss)/Earnings Per Share.

Beginning on November 13, 2002, we are entitled to redeem all, but not less than all, of the outstanding Series C Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the conversion price of the Series C Preferred Stock, which is currently $0.93. Dividends accrue on the Series C Preferred Stock at an annual rate equal to 8.0% of the face value and are payable only upon conversion or redemption of the Series C Preferred Stock or upon the liquidation of the Company. The Series C Preferred Stock votes on an as converted basis, except with respect to the approval of the conversion provisions of the Series C Preferred Stock and the Series 2002 Preferred Stock, on which matters the Series C Preferred Stock is not entitled to vote pursuant to the certificate of designations regarding the Series C Preferred Stock. Interest on the Series C Notes accrues at an annual rate equal to 3.0% on a cumulative, compounding basis and is payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The outstanding principal amount of the Series C Notes and all accrued and unpaid interest is payable in full on demand, but in no event later than March 26, 2003. The Series C Notes are subject to (i) mandatory prepayment upon the occurrence of certain bankruptcy events, whether voluntary or involuntary, (ii) prepayment at the option of the holder upon demand or the occurrence of certain events of default, the sale of all or substantially all of the Company's assets, the merger or consolidation of the Company into another entity or any change of control of the Company and
(iii) prepayment at the option of the Company, at any time or from time to time, upon five days notice to the holder. The principal amount of and interest accrued on the Series C Notes are convertible into Series C Preferred Stock, at the option of the holder and at any time and from time to time, at the rate

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

of $1,000 per share. Our obligations under the Series C Notes are subordinated to its obligations under the Rosenthal Financing Agreement although such subordination does not affect Soros' conversion rights with respect to the Series C Notes.

Commitments And Long Term Obligations

As of September 30, 2002, we had the following commitments and long term obligations:

                                 2002          2003         2004          2005        2006     Thereafter      Total
Marketing and Advertising     $  177,000           --           --           --           --           --   $  177,000
Operating Leases              $  184,000      568,000      519,000      457,000      449,000    1,267,000   $3,444,000
Employment Contracts          $  162,000      315,000       28,000           --           --           --   $  505,000
Capital Leases                $   71,000      190,000      190,000       68,000           --           --   $  519,000
Note payable to shareholder   $       --    2,000,000           --      182,000           --           --   $2,182,000
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------
     Grand total              $  594,000    3,073,000      737,000      707,000      449,000    1,267,000   $6,827,000

The third quarter of 2002 marked the launch of a new version of our Web Site. The launch of the new Web Site involved the use of significant internal and external resources and was a main focus of management's attention. Among the improvements to the new Web Site, which launched on September 15th, are the addition of key word search, a more powerful version of size finder that enables shoppers to locate quickly products in their size, and more robust analytical tools that we believe will allow us to understand and serve its customers better. All costs associated with the upgraded site have been and will be accounted for in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").

We believe that in order to grow the business, we will need to continue to make marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of Bluefly.com. However, our marketing budget and our ability to hire such employees are subject to a number of factors, including our results of operations as well as the amount of additional capital that we raise.

In order to continue to expand our product offerings, we intend to expand our relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. We expect that our suppliers will continue to include designers and retail stores that sell excess inventory as well as third-party end-of-season apparel aggregators. To achieve our goal of offering a wide selection of top name brand designer clothing and fashion accessories, we may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors. Due to our limited working capital, a number of our suppliers have limited our payment terms and, in some cases, have required us to pay for merchandise in advance of delivery. Moreover, although the Loan Facility does not expire until March 30, 2003, certain of our suppliers and their factors have indicated an unwillingness to rely upon letters of credit issued under the Loan Facility after December 31, 2002, unless the term of the Loan Facility is extended.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

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

In July 2001, the FASB issued Statement No. 142 ("SFAS No. 142"), "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and indefinite lived intangible assets will no longer be amortized, but rather will be tested for impairment within nine months of adoption and at least annually thereafter effective for years beginning after December 15, 2001. In addition, the amortization period of intangible assets with finite lives will no longer be limited. We do not anticipate that the adoption of SFAS No. 142 will have a material impact on our consolidated financial statements.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: risks and uncertainties associated with the Company's recent launch of a new version of its Web Site, including new internal procedures that need to be developed to operate the new Web Site, Site stability and download performance issues; the Company's limited working capital, need for additional capital and potential inability to raise such capital; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in the Company's Series B Preferred Stock and Series C Preferred Stock; the competitive nature of the business and the potential for competitors with greater resources to enter such business; adverse trends in the retail apparel market;

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

the risk that recent favorable trends in sales, gross margin and reduced sales marketing and fulfillment expenses will not continue; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; consumer acceptance of the Internet as a medium for purchasing apparel; recent losses and anticipated future losses; the capital intensive nature of such business (taking into account the need for advertising to promote such business); the dependence on third parties and certain relationships for certain services, including the Company's dependence on the United States Postal Service and UPS (and the risk of a mail slowdown due to terrorist activity) and the Company's dependence on third-party web hosting and fulfillment centers; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

Item 4.  Controls and Disclosures.

Within the 90 days prior to the date of this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Part II  - OTHER INFORMATION

Item 1.  Legal Proceedings

We currently and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

Item 2.  Changes in Securities and Use Of Proceeds

In September 2002, the Company sold 1,000 shares of its newly-designated Series C Preferred Stock to Soros for aggregate consideration of $1.0 million. The Series C Preferred Stock has a liquidation preference of $1,000 per share and is convertible subject to stockholder approval, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,075.27, subject to adjustment, provided that, until such time as the Charter Amendment is approved, the Series C Preferred Stock is not convertible. The conversion price of the Series C Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series C Preferred Stock conversion price in the future, the conversion price of the Series C Preferred Stock would be decreased so that it would equal the price at which shares of common stock are sold in the new issuance.

The above-described sales were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002

Item 6.  Exhibits and Reports on Form 8-K

(a)    The following is a list of exhibits filed as part of this Report:

Exhibit Number                            Description

     3.4 Certificate of Powers, Designations, Preferences and Rights of Series C Preferred Stock of the Registrant (incorporated by reference to Exhibit 99.3 to the Company's report on Form 8-K, dated October 1, 2002)

   10.41 Series C Preferred Stock and Note Purchase Agreement, dated September 27, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to Exhibit 99.2 to the Company's report on Form 8-K, dated October 1, 2002)

    99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K:

The Company filed a report on Form 8-K, dated October 1, 2002 concerning an additional investment made by affiliates of Soros Private Equity Partners LLC in the Company.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002


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

                                     BLUEFLY, INC.

                                     By: /s/ E. Kenneth Seiff
                                         ----------------------------
                                     E. Kenneth Seiff
                                     CEO and President


                                     By: /s/ Patrick C. Barry
                                         -----------------------------
                                     Patrick C. Barry
                                     Chief Financial Officer

November 13, 2002

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002


                                  CERTIFICATION

         I, E. Kenneth Seiff, certify that:

         1.  I have reviewed this quarterly report on Form 10-Q of Bluefly, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date  November 13, 2002                     /s/ E. Kenneth Seiff
                                            --------------------
                                            E. Kenneth Seiff
                                            Chief Executive Officer

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2002


                                  CERTIFICATION

         I, Patrick C. Barry, certify that:

         1.  I have reviewed this quarterly report on Form 10-Q of Bluefly, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this quarterly report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

                  c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  November 13, 2002                     /s/ Patrick C. Barry
                                            --------------------
                                            Patrick C. Barry
                                            Chief Financial Officer