Form 10-K
period 2002-12-31
BLUEFLY INC
filed 2003-03-28
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

As of March 17, 2003, there were 11,024,568 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of such date, based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation SmallCap Market, was approximately $4,750,000.

                                     PART I

Item 1.  Description of Business

General

Bluefly, Inc. is a leading Internet retailer of designer fashion and home accessories at discount prices. We sell over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. In the 12 months of calendar year 2002, we offered over 69,000 different types of items for sale in categories such as men's, women's and accessories as well as house and home accessories. Since its inception, www.bluefly.com has served over 385,000 customers and shipped to over 20 countries.

We were incorporated in 1991 under the laws of the state of New York as Pivot Corporation. In 1994, we changed our name to Pivot Rules, Inc. In May of 1997, we completed our initial public offering, and our common stock is listed on the Nasdaq SmallCap Market under the symbol "BFLY." In May of 1998, our Board of Directors approved the development of the Bluefly.com Web site (the "Web site"). In June 1998, we discontinued our golf sportswear division, Pivot Rules, in order to devote all of our energy and resources to building Bluefly.com. We launched our Web site in September 1998. In October 1998, shortly after selling the Pivot Rules brand and trademarks, we changed our name to Bluefly, Inc. to match the name of our Web site. On February 2, 2001, we reincorporated in Delaware through a merger with a wholly owned subsidiary. Our executive offices are located at 42 West 39th Street, New York, New York 10018, and our telephone number is (212) 944-8000. Our Internet address is www.bluefly.com. We make available, free of charge, through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In this report, the terms "we", "us", "Bluefly" and the "Company" refer to Bluefly, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

Recent Developments

January 2003 Financing

In January 2003, we issued to Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"), and SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI;" QIP and SFMDI are each affiliates of Soros Private Equity Partners LLC and are collectively and individually sometimes referred to herein as "Soros") $1 million of demand convertible promissory notes that bore interest at a rate of 8% per annum and had a maturity date of July 28, 2003 (the "January 2003 Financing") and warrants to purchase 25,000 shares of our Common Stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share. The promissory notes together with any accrued interest were convertible into equity securities that we might issue in any subsequent round of financing, at the holder's option, at a price that was equal to the lowest price per share accepted by any investor in such subsequent round of financing. As described below, these promissory notes were converted into Series D Preferred Stock in March 2003. For additional information on the terms of the January 2003 Financing, see "Certain Relationships and Related Transactions."

March 2003 Financing

In March 2003, we entered into an agreement with Soros pursuant to which Soros:
(i) provided $2 million of new capital by purchasing 2,000 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock"), (ii) converted the promissory notes issued to it in the January 2003 Financing and all of its Series 2002 Preferred Stock into 3,109.425 shares of Series D Preferred Stock, and (iii) purchased 2,027.123 additional shares of Series D Preferred Stock for approximately $2 million, with such $2 million in additional proceeds being retained by Soros as payment in full of our obligations under the demand promissory notes issued to Soros in September 2002 (the "March 2003 Financing"). For additional information on the terms of the March 2003 Financing, see "Certain Relationships and Related Transactions."

Additionally, Soros agreed to provide us with up to $1 million in additional financing (the "2003 Standby Commitment Amount") on a standby basis at any time prior to January 1, 2004, provided that our cash balances are less than $1 million (the "2003 Standby Commitment"). Such financing can be made in one or more tranches as determined by the members of our Board of Directors who are not Soros designees, and any and all draws against the 2003 Standby Commitment Amount shall be effected through the purchase of newly-designated shares of Series E Preferred Stock on terms and conditions substantially identical to the Series D Preferred Stock, except that: (1) the conversion price of the Series E Preferred Stock will be the lower of (a) the average closing price of the Common Stock on the Nasdaq SmallCap Market for the ten trading days preceding the issuance of the Series E Preferred Stock and (b) $0.76; and (2) the Series E Preferred Stock will not be convertible into Common Stock (and will not be entitled to vote with the Common Stock on matters submitted to a vote of the holders of the Common Stock) until such time as the Company's stockholders approve the conversion rights of the Series E Preferred Stock to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time. Subject to certain limitations, the 2003 Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 12, 2003. To the extent that a draw down on the 2003 Standby Commitment Amount results in the conversion price of the Series E Preferred Stock being less than $0.76, Soros has agreed to waive its right to readjust the conversion price on the Series B, C and D Preferred Stock in connection with the issuance of the Series E Preferred Stock.

As a result of the March 2003 Financing, the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, all of which is held by Soros, automatically decreased from $0.93 to $0.76. In accordance with EITF 00-27, the reduction in the conversion price of the Series C Preferred Stock will result in us recording a beneficial conversion feature in the approximate amount of $225,000. This non-cash charge, which is analogous to a dividend, will result in an adjustment to our computation of Loss Per Share in the first quarter of 2003.

Amendments to Rosenthal Financing Agreement

In December 2002 and March 2003, we amended our Financing Agreement (the "Rosenthal Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal"), pursuant to which Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers (the "Loan Facility"). Under the terms of these amendments, we: (i) extended the term until June 30, 2004, (ii) increased the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee (as hereinafter defined) plus the lowest of (x) $2 million (instead of the prior $1 million), (y) 20% of the book value of our inventory or
(z) the full liquidation value of our inventory, (iii) increased the tangible net worth requirement to $5,000,000 from $1,500,000, (iv) redefined the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002), (v) increased the working capital requirement to $4,000,000 from $3,500,000 , (vi) increased the annual fee we pay Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) agreed to maintain a cash balance of at least $250,000 and (viii) obtained an agreement from Soros to increase to $2.0 million from $1.5 million the amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help secure the Loan Facility and to extend the term of the Soros Guarantee to November 15, 2004 from November 15, 2003. In consideration for Soros' agreement to increase the amount of and to maintain the Soros Guarantee until November 15, 2004, we issued to Soros a warrant to purchase 25,000 shares of our Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013. For more information on the Loan Facility and the Soros Guarantee, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources - Loan Facility" and "Certain Relationships and Related Transactions."

Nasdaq

On March 11, 2003, we were advised by the Nasdaq Stock Market, Inc. ("Nasdaq") that we were no longer in compliance with Nasdaq's continued listing requirements (the "Listing Requirements") because shares of our common stock have closed at a per share price of less than $1.00 for at least 30 days and that, if we are unable to achieve compliance with the Listing Requirements by September 8, 2003, the Nasdaq Staff will determine whether we meet certain of the initial listing criteria of the Nasdaq SmallCap Market. In the event that we meet such initial listing criteria, we will be granted an additional 180-day grace period to regain compliance. In order to regain compliance, shares of the Company's common stock would need to close at a price of $1.00 or more for at least ten consecutive trading days. In the event that the Company does not regain compliance within the requisite time period, it intends to appeal any delisting. However, no assurance can be provided that any such appeal will be successful. The failure to maintain listing on the Nasdaq SmallCap Market may have an adverse effect on the price and/or liquidity of the Company's common stock.

General

Based on current plans and assumptions relating to our operations, we believe that the proceeds from prior financings, together with the January 2003 Financing, the March 2003 Financing, the 2003 Standby Commitment, the Loan Facility, existing resources and cash generated from operations, are sufficient to satisfy our cash requirements through the end of 2003. Of course, there can be no assurance that such expectations will prove to be correct. Moreover, we may seek additional debt and/or equity financing in order to grow our business. The environment for raising investment capital by companies in the Internet industry has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, prospects, financial condition and results of operations. See, "Risk Factors -We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds" and "Risk Factors -- Certain Events Could Result in Significant Dilution Of Your Ownership Of Our Common Stock."

Business Strategy

Bluefly strives to be the "Store of First Resort for Fashion" by offering the most compelling combination of selection, value, service and convenience. By selectively acquiring end-of-season and excess inventory of high-end designer fashion products and offering a friendly, convenient and upscale shopping atmosphere, we believe that we are creating a hybrid retail environment that combines the best of the three traditional retail channels: the selection of full price department stores; the service and convenience of catalogs; and the savings of traditional off-price stores.

Each of the three traditional retail channels offers something different to consumers. Full price department stores typically offer a wide selection of top designer products and make substantial efforts to provide good customer service. Often missing from the full price department store experience are convenience (of necessity, consumers must travel to and from the store, which in some instances can take several hours) and discounts (while full price stores generally have price mark-downs, the majority of their business is at full price). While catalogs offer convenience and good customer service, they generally do not offer discounts or a wide selection of designer products (many catalogs, such as J.Crew, Lands' End, and Victoria Secret, are "vertical brands" that sell only one brand of products). Off-price stores, such as T.J. Maxx and Ross Stores, typically offer significant discounts to the customer but do not offer the designer brand selection and customer service of full price department stores or the convenience of catalogs.

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

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 350 top designer brands that we offer on our Web site. We recognize that liquidating excess inventory can be a "necessary evil" and that brand dilution can occur when a brand's product is offered in a traditional discount environment. We would like to make the liquidation of excess inventory a positive experience for our vendors rather than a distasteful one. We intend to do this by treating our suppliers with honesty and respect and by creating a high-end retail environment that offers only a premium matrix of brands. In doing so, we hope that Bluefly's younger, affluent customer base will come to understand our suppliers' brands as the designer intended, thereby reducing the potential for brand dilution.

We do not believe that we can become the "Store of First Resort for Fashion" without using the Internet as a platform. The direct marketing of excess and end-of-season apparel, fashion accessories and home products requires a cost-effective medium that can display a large number of products, many of which are in limited supply, and some of which are neither available in all sizes nor easily replenished. We believe print catalogs are not well suited to this task. The paper, printing, mailing and other production costs of a print catalog can be significant and the lead times required to print a catalog make them significantly inflexible in addressing inventory sell outs, price changes and new styles. To work around these limitations, a traditional cataloger typically requires products that are replenishable, available in a full range of sizes and in substantial quantities. Similarly, retailing on television is costly and requires substantial quantities of products that are available in all sizes in order for it to be an economical medium. In addition, the number of items that can be displayed on television is limited, and television does not allow viewers to search for products that interest them. The availability of excess inventory of high-end apparel and accessories is often at odds with these needs as such merchandise is rarely replenishable and frequently offered in incomplete color and size ranges.

The Internet, however, can be a far less expensive and far more effective medium. By using the Internet as our platform, the number of items that we offer is not limited by the high costs of printing and mailing catalogs. With the Internet, we can automatically update product images as new products arrive and other items sell out. By integrating real-time databases containing information about both inventory and customers' size and brand preferences, we can create a personalized shopping environment and allow our customers to search for the products that specifically interest them, and more importantly, limit what they see to the items that are available in their size. In addition, we believe that we are able to more economically and consistently maintain an upscale environment through the design of a single online storefront.

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

E-Commerce And The Online Apparel Market

The dramatic growth of e-commerce has been widely reported and is expected to continue. In June 2002, The Boston Consulting Group estimated that U.S. online retail sales would increase approximately 41% from $51.3 billion in 2001 to $72.1 billion in 2002. According to Forrester Research, by the end of 2003 the number of households that will have bought online will have increased by 53% since the start of 2000, to 43.3 million from 28 million. We believe that a number of factors will contribute to the growth of e-commerce, including (i) shoppers' growing familiarity and comfort with shopping online; (ii) the proliferation of devices to access the Internet, and (iii) technological advances that make navigating the Internet faster and easier.

According to a Shop.org survey, online apparel sales reached $4.4 billion in 2001 and are expected to reach over $5.2 billion in 2002. We believe that the market for online sales of apparel is growing faster than many other retail categories as a result of a confluence of trends, including (i) the growth of the number of women online, who account for a larger share of retail apparel purchases, (ii) the expansion of online traffic from technology oriented users to users with mainstream demographic, (iii) the development of sophisticated tools to search complex product categories such as apparel and (iv) the growing adoption of high speed access of cable modems and DSL, which makes viewing large numbers of photos much faster. Of course, there can be no assurance that such expectations will prove to be correct or that they will have a positive effect on our business.

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

Merchandising

Our merchandising efforts are led by a team of buyers who hail from such venerable retailers as Saks Fifth Avenue, Barneys, Brooks Brothers and Henri Bendel. We buy merchandise directly from designers as well as from retailers and other third party, indirect resources. Currently, we offer products from more than 350 name brand designers, which we believe to be the widest selection of designers available from any online store. We have established direct supply relationships with over 200 such designers. We believe that we have been successful in opening up over 200 direct supply relationships, in part because we have devoted substantial resources to establishing Bluefly.com as a high-end retail environment. In this regard, we are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers to liquidate their excess inventory.

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

Our heavy focus on customer satisfaction is felt throughout our organization. In December 2002, during our peak weeks of the holiday season, of the total orders shipped, approximately 99% were shipped by the next business day from receipt of the customer's order.

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

Technology

We have implemented a broad array of state-of-the-art technologies that facilitate Web site management, complex database search functionality, customer interaction and personalization, transaction processing, fulfillment and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology ("SSL") such that all data is transmitted via a 128-bit encrypted session.

In March 2002, we moved to another co-location facility to host Bluefly.com and provide certain hardware and software as well as year-round 24-hour systems support. The server and network architecture is designed to provide high speed, reliable access 24 hours a day, 365 days a year and allow for rapid scaling of hardware and bandwidth to accommodate sudden increases in site traffic. See, "Risk Factor - We Are Heavily Dependent on Third-Party Relationships."

In March 2002, we also entered into a Software License and Service Agreement with Blue Martini, Inc. ("Blue Martini"). Beginning in March 2002, with the assistance of consultants from Blue Martini, we developed an improved version of our Web site based on Blue Martini Software. The new version of Bluefly's Web site was launched in the third quarter of 2002 and replaced the older version. The launch of the new Web site involved the use of significant internal and external resources and was a main focus of management's attention during the second half of 2002. Among the improvements to the new Web site, are the addition of keyword search, a more powerful version of the size finder tool that enables shoppers to quickly locate products in their exact size, and more robust analytical tools that should allow Bluefly to understand and serve its customers better. In accordance with generally accepted accounting principles, costs related to the development of the new Web site have been capitalized and are being amortized over a 24-month period.

We expect that the more robust tools provided by the upgraded Web site will allow us to better create and manage, and measure the performance of, on-site marketing promotions. In addition, we believe that the new Web site is more stable and provides a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need. Of course, there can be no assurance that the new Web site will have a positive effect on our business. See, "Risk Factor - The Implementation Of A New Web site May Place A Significant Strain On Our Management And Certain Key Personnel."

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

Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization. In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally and the registration of our domain name and variations thereon. However, effective intellectual property protection may not be available in every country in which the services are made available online.

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

Governmental Approvals And Regulations

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. We are not aware of any permits or licenses that are required in order for us, generally, to sell apparel and fashion accessories on the Internet, although licenses are sometimes required to sell products made from specific materials. In addition, permits or licenses may be required from international, federal, state or local governmental authorities to operate or to sell certain other products on the Internet in the future. No assurances can be given that we will be able to obtain such permits or licenses. We may be required to comply with future national and/or international legislation and statutes regarding conducting commerce on the Internet in all or specific countries throughout the world. No assurance can be made that we will be able to comply with such legislation or statutes. Our Internet operations are not currently impacted by federal, state, local and foreign environmental protection laws and regulations.

Employees

As of March 17, 2003, we had 80 full-time employees and three part-time employees, as compared to 59 full-time and seven part-time employees as of March 15, 2002. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

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

We Have A History Of Losses And Expect That Losses Will Continue In The Future. As of December 31, 2002, we had an accumulated deficit of $85,742,000. We incurred net losses of $6,479,000, $25,006,000 and $21,109,000 for the years ended December 31, 2002, 2001 and 2000, respectively. We have incurred substantial costs to develop our Web site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds. We may need additional financing to effect our business plan. Soros provided us with approximately $3 million of additional capital in January and March 2003 as well as a commitment to provide us with up to $1 million in additional financing. See "Recent Developments." We anticipate, based on current plans and assumptions relating to our operations, that the proceeds from prior financings together with the 2003 Standby Commitment, the Loan Facility, existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of fiscal 2003. However, we may seek additional debt and/or equity financing in order to maximize the growth of our business. The environment for raising investment capital by companies in the Internet industry has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. The inability to obtain additional financing, if capital is needed, would have a material adverse effect on our business, prospects, financial condition and results of operations. See, "Risk Factors - Certain Events Could Result In Significant Dilution Of Your Ownership Of Common Stock."

We Have Granted Liens On Substantially All Of Our Assets. Under the terms of the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. Pursuant to the Loan Facility, we gave a first priority lien to Rosenthal on substantially all of our assets, including our cash balances. In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros agreed to guarantee a portion of the Loan Facility, we agreed to reimburse Soros for any amounts it paid to Rosenthal pursuant to such guarantee and we granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. If we were unable to meet certain obligations under the Loan Facility, Rosenthal and Soros would be entitled, among other things, to sell the assets on which liens have been granted to satisfy our obligations under the Loan Facility and the Reimbursement Agreement. In addition, to the extent that Soros is required to make any payments to Rosenthal under its guarantee of our obligations under the Loan Facility, we would be required to issue an additional warrant to Soros, which could result in a significant dilution of your ownership of our common stock. See, "Risk Factors -- Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock."

We May Not Generate Sufficient Cash Flow To Pay Our Indebtedness Under The Loan Facility. Our ability to make payments under the Loan Facility will depend on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to pay our indebtedness under the Loan Facility throughout the term of the agreement. A default under the Loan Facility could require us to issue an additional warrant to Soros, which could result in a significant dilution of your ownership of our common stock. See, "Risk Factors - We Have Granted Liens On Substantially All Of Our Assets" and "- Certain Events Could Result In Significant Dilution of Your Ownership of Our Common Stock."

We May Not Generate Sufficient Cash Flow To Comply With Our Financial Covenants Under The Loan Facility. Our ability to comply with our financial covenants under the Loan Facility depends on our ability to generate cash in the future. To a certain extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations to enable us to comply with our financial covenants under the Loan Facility. In December 2002, the tangible net worth requirement under the Loan Facility was increased to $6.0 million from $1.5 million, and the working capital requirement was increased to $5.0 million from $3.5 million. In March 2003, the tangible net worth requirement was reduced to $5 million from $6 million, the working capital requirement was decreased to $4 million from $5 million and the definition of working capital was amended (effective as of December 19, 2002) to exclude short-term debt held by affiliates. As of December 31, 2002, our tangible net worth was approximately $9.1 million and our working capital was approximately $6.7 million (excluding the $2.0 million in short-term debt held by Soros as of such date). A default under the Loan Facility could require us to issue an additional warrant to Soros, which could result in a significant dilution of your ownership of our common stock. See, "Risk Factors - We Have Granted Liens On Substantially All Of Our Assets" and "- Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock."

Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock. As of March 17, 2003, there were outstanding options to purchase 9,525,412 shares of Common Stock issued under our 1997 and 2000 Stock Option Plans, warrants to purchase 981,644 shares issued to Soros, and additional warrants and options to purchase an aggregate of 137,500 shares of Common Stock. The exercise of our outstanding options and warrants would dilute the then existing stockholders' percentage ownership of our stock, and any sales in the public market of Common Stock underlying such securities could adversely affect prevailing market price of the Common Stock.

Moreover, if Rosenthal draws on the Soros Guarantee during the continuance of a default under the Loan Facility, or if at any time the total amount outstanding under the Loan Facility exceeds 90% of the undrawn amount of the Soros Guarantee, we will be required to issue to Soros another warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of our Common Stock on the ten days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the ten days after the date of issuance.

Stockholders could also experience significant dilution as the result of the conversion of, and/or anti-dilution adjustments to, our Series A, B, C and D Preferred Stock. As of March 17, 2003: (i) the 460,000 shares of Series A Preferred Stock outstanding were convertible into an aggregate of 3,931,624 shares of Common Stock (plus any shares of Common Stock issued upon conversion in payment of any accrued and unpaid dividends on the Series A Preferred Stock);
(ii) the 8,889,414 shares of Series B Preferred Stock outstanding were convertible into an aggregate of 27,370,038 shares of Common Stock (plus any shares of Common Stock issued upon conversion in payment of any accrued and unpaid dividends on the Series B Preferred Stock); (iii) the 1,000 shares of the Series C Preferred Stock outstanding were convertible into an aggregate of 1,315,788 shares of Common Stock (plus any shares of Common Stock issued upon conversion in payment of any accrued and unpaid dividends on the Series C Preferred Stock) and; (iv) the 7,136.548 shares of Series D Preferred Stock outstanding were convertible into an aggregate of 9,390,194 shares of Common Stock (plus any shares of Common Stock issued upon conversion in payment of any accrued and unpaid dividends on the Series D Preferred Stock.) The Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock contain anti-dilution provisions pursuant to which, subject to certain exceptions, in the event that we issue or sell Common Stock or new securities convertible into Common Stock in the future for less than $0.76 per share of Common Stock, the number of shares of Common Stock to be issued upon the conversion of the Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock would be increased to a number equal to the face amount of the Series B, C and D Preferred Stock divided by the price at which such Common Stock or other new securities are sold.

Finally, stockholders could be subject to significant dilution to the extent that we raise additional equity financing, as a result of both the issuance of additional equity securities and the anti-dilution provisions of the Series B, C and D Preferred Stock described above. See "Certain Relationships and Related Transactions" and "Recent Developments."

Our Limited Operating History Makes Forecasting Our Revenues Difficult. Having launched Bluefly.com in September 1998, we have a limited operating history and it is therefore difficult for us to forecast our revenues accurately. We base our current and future expense levels and operating plans on expected revenues, but in the short term a significant portion of our expenses are fixed. Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could have a negative impact on our operating results and cash flow in a given quarter, and could also cause our operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock could decline significantly.

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

The Implementation Of The New Web Site May Place A Significant Strain On Our Management And Certain Key Personnel. During 2002, we entered into a Software License and Service Agreement with Blue Martini. Beginning in March 2002, with the assistance of consultants from Blue Martini, we developed an improved version of our Web site based on Blue Martini Software. In the third quarter 2002 we launched the new Web site. We have begun, and will need to continue, to develop new internal procedures to operate the new Web site and to make the most effective use of the improvements available on the new Web site. As with any new technology, we may experience instability and performance issues in the foreseeable future. While we believe that this project was a wise investment in our future, the return on this investment is not certain and the time and attention required to build out and learn how to best use the new Web site could result in our inability to undertake certain initiatives that could have a more immediate, positive impact on our business and/or distract us from other areas of our business that require the time and attention of those involved in the continued development of the new Web site.

We Are Heavily Dependent On Third-Party Relationships. We are heavily dependent upon our relationships with our fulfillment operations provider and Web hosting provider, delivery companies like UPS and the United States Postal Service, and credit card processing companies such as Paymentech and Cybersource to service our customers' needs. To the extent that there is a slowdown in mail service or package delivery services, whether as a result of labor difficulties, terrorist activity or otherwise, our business, prospects, financial condition and results of operations could be adversely impacted. We began using a new fulfillment operations provider in August 2000 and a new Web hosting facility in March 2002 and have a limited operating history with each of these service providers. The failure of our fulfillment operations provider, credit card processors or Web hosting provider to properly perform their services for us could have a material adverse effect on our business, prospects, financial condition and results of operations. Our business is also generally dependent upon our ability to obtain the services of other persons and entities necessary for the development and maintenance of our business. If we fail to obtain the services of any such person or entities upon which we are dependent on satisfactory terms, or we are unable to replace such relationship, it would have a material adverse impact on our business, prospects, financial condition and results of operations.

We Are In Competition With Companies Much Larger Than Ourselves. Electronic commerce generally and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market and is rapidly changing and intensely competitive. Our competition for customers comes from a variety of sources including:

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

We Need To Establish Brand Name Recognition. We believe that establishing, maintaining and enhancing our brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well established brands in online services or the retail apparel industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of Bluefly.com will depend largely on our success in providing a high quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain Bluefly.com in response to competitive pressures, we may find it necessary to increase substantially our advertising and marketing expenditures. If we are unable to provide high quality online services or customer support, or otherwise fail to promote and maintain Bluefly.com, or if we incur excessive expenses in an attempt to promote and maintain Bluefly.com, our business, prospects, financial condition and results of operations would be materially adversely affected.

We May Not Be Able To Implement Our Growth Strategy. Our future success, and in particular our revenues and operating results, depend upon our ability to successfully execute several key aspects of our business plan. We must continually increase the dollar volume of transactions booked through Bluefly.com, either by generating significantly higher and continuously increasing levels of traffic to Bluefly.com or by increasing the percentage of visitors to our online site who purchase products, or through some combination thereof. We must also achieve a high level of repeat purchasers and/or new customers and gross margin. In addition, we must deliver a high level of customer service and compelling content. There can be no assurance that we will be effective in increasing:

     o    the dollar volume of products purchased through Bluefly.com;

     o    traffic to Bluefly.com;

     o    the percentage of visitors who purchase products;

     o    the gross profit;

     o    the number of repeat purchasers; or

     o    the number of new customers.

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

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store bought merchandise. We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. If return rates are higher than expected, our business, prospects, financial condition and results of operations could be materially adversely affected.

Our Success Is Largely Dependent Upon Our Executive Personnel. We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. We have entered into employment agreements with each of our executive officers, all of which expire on June 30, 2005. We maintain a $1,200,000 key person life insurance policy on our

Chief Executive Officer. The loss of the services of any of our executive officers could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We May Be Liable for Product Liability Claims. The Company sells products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against the Company in excess of our insurance coverage, it could have a material adverse effect on our business, prospects, financial condition and results of operations. Unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

We Cannot Guarantee The Protection Of Our Intellectual Property. Our intellectual property is critical to our success, and we rely on trademark, copyright, domain names and trade secret protection to protect our proprietary rights. Third parties may infringe or misappropriate our trademarks or other proprietary rights, which could have a material adverse effect on our business, prospects, results of operations or financial condition. While we enter into confidentiality agreements with our employees, consultants and strategic partners and generally control access to and distribution of our proprietary information, the steps we have taken to protect our proprietary rights may not prevent misappropriation. We are pursuing registration of various trademarks, service marks and domain names in the United States and abroad. Effective trademark, copyright and trade secret protection may not be available in every country, and there can be no assurance that the United States or foreign jurisdictions will afford us any protection for our intellectual property. There also can be no assurance that any of our intellectual property rights will not be challenged, invalidated or circumvented. In addition, we do not know whether we will be able to defend our proprietary rights since the validity, enforceability and scope of protection of proprietary rights in Internet-related industries is uncertain and still evolving. Moreover, even to the extent that we are successful in defending our rights, we could incur substantial costs in doing so.

If The Co-Location Facility Where Substantially All Of Our Computer And Communications Hardware Are Located Fails, Our Business, Results of Operations and Financial Condition Will Be Harmed. The Company's ability to receive and fulfill orders successfully and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems. Substantially all of our computer and communications hardware is located at a single co-location facility in Secaucus, New Jersey. Our systems and operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan and our business interruption insurance may be insufficient to compensate us for losses that may occur. The occurrence of any of the foregoing could have a material adverse effect on our business, prospects, financial condition and results of operations.

Security Breaches To Our Service Could Harm Our Business. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. We rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission of confidential information, such as customer credit card numbers. In addition, we maintain an extensive confidential database of customer profiles and transaction information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation, business, prospects, results of operations and financial condition. In addition, we may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

Our Business Could Be Harmed By Consumers' Concerns About The Security of Transactions Over the Internet. Concerns over the security of transactions conducted on the Internet and commercial online services, the increase in identity theft and the privacy of users may also inhibit the growth of the Internet and commercial online services, especially as a means of conducting commercial transactions.

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

We Face Uncertainties Relating To Sales And Other Taxes. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Virginia, New Jersey and New York. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as our company that engage in online commerce. In addition, any new operation in states outside Virginia, New Jersey and New York could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Soros Owns A Majority Of Our Stock. As of March 17, 2003, through its holdings of Common Stock, as well as Preferred Stock, and warrants convertible into Common Stock, Soros beneficially owned, in the aggregate, approximately 89.7% of our Common Stock. The holders of Preferred Stock vote on an "as-converted" basis with the holders of the Common Stock. By virtue of their ownership of Preferred Stock, Soros has the right to appoint two designees to our Board of Directors, each of whom has seven votes on any matter voted upon by our Board of Directors. Collectively, these two designees have 14 out of 19 possible votes on each matter voted upon by our Board of Directors. In addition, we are required to obtain the approval of holders of Preferred Stock prior to taking certain actions. The holders of the Preferred Stock have certain pre-emptive rights to participate in future equity financings and certain anti-dilution rights which could result in the issuance of additional securities to such holders. In view of their large percentage of ownership and rights as the holders of Preferred Stock, Soros effectively controls our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger. The draw down of funds by the Company under the 2003 Standby Commitment will result in additional issuances of equity securities to Soros that will increase Soros' ownership interest. See, "Risk Factors - Certain Events Could Result In Significant Dilution of Your Ownership Of Common Stock" and "Recent Developments."

Change Of Control Covenant And Liquidation Preference of Preferred Stock. We have agreed with Soros, that for so long as any shares of their Preferred Stock are outstanding, we will not take any action to approve or otherwise facilitate any merger, consolidation or change of control, unless provisions have been made for the holders of such Preferred Stock to receive from the acquirer an amount in cash equal to the respective aggregate liquidation preferences of such Preferred Stock. The aggregate liquidation preference of the Preferred Stock is equal to the greater of (i) Approximately $55,000,000 (plus any accrued and unpaid dividends) and (ii) the amount that the holders of shares of Preferred Stock would receive if they were to convert such shares of Common Stock immediately prior to liquidation.

The Holders Of Our Common Stock May Be Adversely Affected By The Rights Of Holders Of Preferred Stock That May Be Issued In The Future. Our certificate of incorporation and by-laws, as amended, contain certain provisions that may delay, defer or prevent a takeover. Our Board of Directors has the authority to issue up to 15,487,250 additional shares of preferred stock, and to determine the price, rights, preferences and restrictions, including voting rights, of those shares, without any further vote or action by the stockholders. Accordingly, our Board of Directors is empowered, without approval of the holders of Common Stock, to issue preferred stock, for any reason and at any time, with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and other characteristics as they may deem necessary. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

Item 2.  Properties

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The lease expires in 2010. Our total lease payments for the current space during 2002 were approximately $412,000.

Item 3.  Legal Proceedings

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. However, we are not party to any other lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

Item 4.  Submission Of Matters To A Vote Of Security Holders

On November 18, 2002, we held our annual meeting of stockholders. At the meeting, our stockholders voted for five directors, electing E. Kenneth Seiff, Josephine Esquivel, Alan Kane, Martin Miller and Robert Stevens as members of our board of directors. In addition, our stockholders voted in favor of proposals to (i) approve an amendment to our certificate of incorporation, which increased the number of shares of common stock that we are authorized to issue to 92,000,000 from 40,000,000 (the "Charter Amendment"), (ii) approve an amendment to our 1997 Stock Option Plan, which increased the number of shares of common stock that could be the subject of options granted under the plan to 12,200,000 from 5,400,000 (the "Plan Amendment"), (iii) approve the conversion provisions of our Series 2002 Convertible Preferred Stock, (iv) approve the conversion provisions of our Series C Convertible Preferred Stock and (v) ratify the appointment of PricewaterhouseCoopers LLP ("PwC") as our independent accountants for the fiscal year ending December 31, 2002. The results of the voting were as follows:

              Proposal                       Votes For             Votes Withheld
              --------                       ---------             --------------
Election of E. Kenneth Seiff                41,998,000                     37,760

Election of Josephine Esquivel              41,998,000                     37,760

Election of Alan Kane                       41,998,000                     37,760



Election of Martin Miller                   41,998,000                     37,760

Election of Robert Stevens                  41,998,000                     37,760


                                             Votes For              Votes Against           Abstentions and
                                             ---------              -------------           ---------------
                                                                                           Broker Non-Votes
                                                                                           ----------------
Approval of Charter Amendment               41,888,492                    130,423                    21,600

Approval of Plan Amendment                  38,352,090                    152,536                 3,537,409

Approval of Conversion Provisions           37,303,414                    114,753                 3,544,243
of Series 2002 Preferred Stock

Approval of Conversion Provisions           37,303,314                    116,133                 3,542,963
of Series C Preferred Stock

Ratification of PwC as                      42,005,118                     19,842                    10,900
Independent Accountants

In addition to the directors elected at the meeting, Neal Moszkowski and David Wassong were elected to the Board of Directors as the designees of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

                                     PART II

Item 5.  Market For Common Equity And Related Stockholder Matters

Market Information

The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on The Nasdaq SmallCap Market and the Boston Stock Exchange. The following table sets forth the high and low closing sale prices for the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market:

               Fiscal 2002                High              Low
               -----------                -----            -----
               First Quarter              $2.25            $1.30
               Second Quarter             $1.94            $1.15
               Third Quarter              $1.29            $0.55
               Fourth Quarter             $1.75            $0.63

               Fiscal 2001                High              Low
               -----------                -----            -----
               First Quarter              $2.41            $0.50
               Second Quarter             $1.82            $0.93
               Third Quarter              $1.09            $0.51
               Fourth Quarter             $2.65            $0.62

On March 11, 2003, we were advised by Nasdaq that we were no longer in compliance with Nasdaq's continued listing requirements because shares of our common stock have closed at a per share price of less than $1.00 for at least 30 days and that, if we are unable to achieve compliance with the Listing Requirements by September 8, 2003, the Nasdaq Staff will determine whether we meet certain of the initial listing criteria of the Nasdaq SmallCap Market. In the event that we meet such initial listing criteria, we will be granted an additional 180-day grace period to regain compliance. In order to regain compliance, shares of our common stock would need to close at a price of $1.00 or more for at least ten consecutive trading days. In the event that we do not regain compliance within the requisite time period, we intend to appeal any delisting. However, no assurance can be provided that any such appeal will be successful. The failure to maintain listing on the Nasdaq SmallCap Market may have an adverse effect on the price and/or liquidity of our common stock.

Holders

As of March 17, 2003, there were approximately 107 holders of record of the Common Stock. We believe that there were more than 5,000 beneficial holders of the Common Stock as of such date.

Dividends

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information (as of December 31, 2002)

----------------------------------------------------------------------------------------------------------------------
Plan Category                   Number of securities to be   Weighted-average exercise    Number of securities
                                issued upon exercise of      price of outstanding         remaining available for
                                outstanding options,         options, warrants and        future issuance under
                                warrants and rights(a)       rights (b)                   equity compensation plans
                                                                                          (excluding securities
                                                                                          reflected in column (a))
                                                                                          (c)
----------------------------------------------------------------------------------------------------------------------
Equity compensation plans                7,273,912                      $2.45                      4,926,088
approved by security holders

----------------------------------------------------------------------------------------------------------------------
Equity compensation plans not            1,234,500                      $1.25                       265,500
approved by security holders

----------------------------------------------------------------------------------------------------------------------
Total                                    8,508,412                      $2.27                      5,191,588
----------------------------------------------------------------------------------------------------------------------

The following is a summary of the material provisions of the Bluefly, Inc. 2000 Plan Stock Option Plan (the "2000 Plan"), our only equity compensation plan that has not been approved by our stockholders.

Eligibility. Key employees of the Company who are not officers or directors of the Company and its affiliates and consultants to the Company are eligible to be granted options.

Administration of the 2000 Plan. The Option Plan/Compensation Committee administers the 2000 Plan. The Option Plan/Compensation Committee has the full power and authority, subject to the provisions of the 2000 Plan, to designate participants, grant options and determine the terms of all options. The 2000 Plan provides that no participant may be granted options to purchase more than 1,000,000 shares of Common Stock in a fiscal year. The Option Plan/Compensation Committee is required to make adjustments with respect to options granted under the 2000 Plan in order to prevent dilution or expansion of the rights of any holder. The 2000 Plan requires that the Option Plan/Compensation Committee be composed of at least two directors.

Amendment. The 2000 Plan may be wholly or partially amended or otherwise modified, suspended or terminated at any time or from time to time by the Board of Directors, but no amendment without the approval of our stockholders shall be made if stockholder approval would be required under any law or rule of any governmental authority, stock exchange or other self-regulatory organization to which we are subject. Neither the amendment, suspension or termination of the 2000 Plan shall, without the consent of the holder of an option under the 2000 Plan, alter or impair any rights or obligations under any option theretofore granted.

Options Issued Under 2000 Plan. The Option Plan/Compensation Committee determines the term and exercise price of each option under the 2000 Plan and the time or times at which such option may be exercised in whole or in part, and the method or methods by which, and the form or forms in which, payment of the exercise price may be paid.

Upon the exercise of an option under the 2000 Plan, the option holder shall pay us the exercise price plus the amount of the required federal and state withholding taxes, if any. The 2000 Plan also allows participants to elect to have shares withheld upon exercise for the payment of withholding taxes.

The unexercised portion of any option granted to a key employee under the 2000 Plan generally will be terminated (i) 30 days after the date on which the optionee's employment is terminated for any reason other than (a) Cause (as defined in the 2000 Plan), (b) retirement or mental or physical disability, or
(c) death; (ii) immediately upon the termination of the optionee's employment for Cause; (iii) three months after the date on which the optionee's employment is terminated by reason of retirement or mental or physical disability; or (iv)
(A) 12 months after the date on which the optionee's employment is terminated by reason of his death or (B) three months after the date on which the optionee shall die if such death occurs during the three-month period following the termination of the optionee's employment by reason of retirement or mental or physical disability. The Option Plan/Compensation Committee has in the past, and may in the future, extend the period of time during which an optionee may exercise options following the termination of his or her employment.

Under the 2000 Plan, an option generally may not be transferred by the optionee other than by will or by the laws of descent and distribution. During the lifetime of an optionee, an option under the 2000 Plan may be exercised only by the optionee or, in certain instances, by the optionee's guardian or legal representative, if any.

Recent Sale Of Unregistered Securities

In March 2003, we sold 4,027.123 shares of Series D Preferred Stock to Soros for an aggregate purchase price of approximately $4 million, with Soros retaining approximately $2 million of such proceeds as payment in full of our obligations under the demand promissory notes issued to Soros in September 2002. Additionally, Soros converted the promissory notes issued to it in January 2003 and all of its Series 2002 Preferred Stock into 3,199.425 shares of Series D Preferred Stock. The Series D Preferred Stock is convertible, at any time and from time to time, at the option of the holder, into Common Stock at the rate of one to 1,315.79. The conversion price of the Series D Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series D Preferred Stock conversion price in the future, the conversion price of the Series D Preferred Stock would be decreased so that it would equal the conversion price of the new security or the price at which shares of Common Stock are sold, as the case may be. However, to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time, until such time as such conversion provisions are approved by our stockholders, the total number of shares of Common Stock issuable upon conversion of the Series D Preferred Stock may not exceed 2,204,803 shares (which represents 19.99% of our currently outstanding Common Stock), regardless of any adjustment to the Series D Preferred Stock conversion price. See "Certain Relationships and Related Transactions."

Also in March 2003, in exchange for Soros' agreement to maintain the Soros Guarantee until November 15, 2004, we issued to Soros warrants to purchase 25,000 shares of our Common Stock at an exercise price of $0.78 per share, exercisable at any time prior to March 17, 2013. See, "Certain Relationships and Related Transactions."

On January 28, 2003 we sold $1,000,000 of demand convertible promissory notes and warrants to purchase 25,000 shares of our Common Stock to Soros for an aggregate purchase price of $1,000,000. The promissory notes, and any interest accrued thereon, were convertible into equity securities that issued in any subsequent round of financing, at the holder's option, at a price equal to the lowest price per share paid by any investor in such subsequent round of financing. The warrants are exercisable at any time on or prior to January 28, 2007 at an exercise price of $1.12 per share. As part of the March 2003 Financing, the January 2003 promissory notes were converted into Series D Preferred Stock. See, "Certain Relationships and Related Transactions."

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

Item 6.   Selected Financial Data

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations". Historical results are not necessarily indicative of future results. All data in thousands except share data:

                                                                             Year Ended December 31,
                                                                             -----------------------
                                                             2002         2001         2000         1999          1998
                                                             ----         ----         ----         ----          ----
   Statement of Operations Data:

   Net sales                                               $ 30,606     $ 22,950     $ 17,512      $ 5,109        $243
   Cost of sales                                             20,571       15,954       14,018        4,554         297
                                                           --------     --------     --------      -------        ----
            Gross profit (loss)                              10,035        6,996        3,494          555        (54)

   Selling, marketing and fulfillment expenses               11,493       13,765       18,797       10,794       1,118
   General and administrative expenses                        4,740        5,098        5,296        3,450       1,166
   Internet business start up costs                               -            -            -            -         332
                                                           --------     --------     --------      -------        ----
            Total operating expenses                         16,233       18,863       24,093       14,244       2,616

   Operating loss from continuing operations                (6,198)     (11,867)     (20,599)     (13,689)     (2,670)
   Interest (expense)/other income                            (281)     (13,139)        (510)          430         142
            Loss from continuing operations                 (6,479)     (25,006)     (21,109)     (13,257)     (2,478)
            Net loss                                        (6,479)     (25,006)     (21,109)     (13,194)     (3,656)
   Basic and diluted loss from continuing                   $(2.44)      $(3.41)      $(4.45)      $(2.83)     $(0.89)
   operations per share

   Basic and diluted loss per share:                        $(2.44)      $(3.41)      $(4.45)      $(2.82)     $(1.32)

   Basic and diluted weighted average number of
   common shares outstanding available to common          9,927,027    8,185,065    4,924,906    4,802,249   2,770,869
   stockholders

   Balance Sheet Data:

                                                                                 As of December 31,
                                                                                 ------------------
                                                              2002         2001         2000         1999        1998
                                                              ----         ----         ----         ----        ----
   Cash                                                      $1,749      $ 5,419      $ 5,350      $ 7,934      $2,830
   Inventories, net                                          10,868        6,388        7,294        7,020         429
   Other current assets                                       1,473        1,671        1,614          739         601
   Total assets                                              16,909       14,826       15,778       16,768       7,189
   Current liabilities                                        7,386        6,242        6,041        6,182         733
   Short-term convertible notes payable, net                      -            -       19,698            -           -
   Long term liabilities                                      2,439          182            -            -           -
   Redeemable preferred stock                                     -            -       11,088       10,286           -
   Shareholders' equity (deficit)                             7,084        8,402     (21,049)          300       6,392

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

Overview

We are a leading Internet retailer of designer fashions and home accessories at outlet store prices. We sell over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. We were incorporated in 1991 under the laws of the state of New York as Pivot Corporation. In 1994, we changed our name to Pivot Rules, Inc. We had our initial public offering in May of 1997. In June 1998, we discontinued our golf sportswear line to devote our time and resources to building Bluefly.com, a Web site to sell end of season and excess inventory of apparel and accessories. We launched the Web site in September 1998 and changed our name to Bluefly, Inc. in October 1998. In February 2001, we changed our state of incorporation from New York to Delaware.

We have grown rapidly since launching our Web site in September 1998. Our net sales increased over 33% to $30,606,000 for the year ended December 31, 2002 from $22,950,000 for the year ended December 31, 2001. In the fourth quarter of 2002, our net sales increased by approximately 25% to $9,856,000 from $7,906,000 in the fourth quarter of 2001. Our net loss for the year ended December 31, 2002 decreased by 74% to $6,479,000 from $25,006,000 for the year ended 2001, although our net loss for the fourth quarter of 2002 increased by 20% to $1,660,000 from $1,379,000 in the fourth quarter of 2001.

We believe that the launch of our new Web site on September 15, 2002 was the most significant factor in the increase in net and operating losses for the fourth quarter of 2002. Our costs were increased during the fourth quarter of 2002 as a result of the amortization of our investment in the new Web site (which prior to the launch of the Web site were treated as a capitalized cost), as well as additional technology and operational expenses incurred in connection with resolving the post-launch problems we encountered in September and October of 2002 and increased customer service costs associated with our efforts to minimize the impact of these problems on our customers. Costs were also increased as a result of the addition of 16 employees during 2002, four of whom joined in the fourth quarter of 2002. In addition, while we believe that many of the post-launch Web site problems were resolved in the second half of October, we believe that the problems that customers faced in September and October had a lingering effect throughout the fourth quarter of 2002, and, as a result, we lost sales during the fourth quarter. However, we do not believe that those problems will have any material adverse effect on our results in 2003.

We incurred a net loss of $6,479,000, for the year ended December 31, 2002 as compared to $25,006,000 for the year ended December 31, 2001. This decrease in net loss is primarily the result of the following: (i) the 2001 results include a non-cash charge of $13,007,000 related to the conversion of debt and redeemable preferred equity into permanent equity and (ii) an increase in gross margin percentage in 2002 of over 2 percentage points (from 30.5% to 32.8%) and a reduction in selling, marketing and fulfillment and general and administrative expenses as a percentage of net sales of 22 percentage points (from 59.9% to 37.5%) and 6 percentage points (from 22.2% to 15.5%), respectively. At December 31, 2002 we had an accumulated deficit of $85,742,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.


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

Provision for Returns and Doubtful Accounts

We generally permit returns for any reason within 90 days of the sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. However, our future return and bad debt rates could differ significantly from historical patterns, and, to the extent that these rates increase significantly, it could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Deferred Tax Valuation Allowance

We assessed the future taxable income and have determined that a 100% deferred tax valuation allowance is deemed necessary. In the event that we were to determine that we would be able to realize our deferred tax asset, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

Results Of Operations

The following table sets forth our statement of operations data, for the years ended December 31st. All data is in thousands except as indicated below:

                                                                2002                   2001                   2000
                                                                ----                   ----                   ----

                                                                   As a % of              As a % of              As a % of
                                                                   Net Sales              Net Sales              Net Sales

   Net sales                                              $ 30,606     100.0%    $ 22,950     100.0%    $ 17,512     100.0%
   Cost of sales                                            20,571      67.2%      15,954      69.5%      14,018      80.0%
                                                          --------               --------               --------
            Gross profit                                    10,035      32.8%       6,996      30.5%       3,494      20.0%

   Selling, marketing and fulfillment expenses              11,493      37.5%      13,765      59.9%      18,797     107.3%
   General and administrative expenses                       4,740      15.5%       5,098      22.2%       5,296      30.2%
                                                          --------               --------               --------
            Total operating expenses                        16,233      53.0%      18,863      82.1%      24,093     137.5%

   Operating loss                                          (6,198)    (20.2)%    (11,867)    (51.6)%    (20,599)   (117.6)%
   Interest (expense) other income                           (281)     (0.9)%    (13,139)    (57.3)%       (510)     (2.9)%

            Net loss                                      $(6,479)    (21.1)%   $(25,006)   (108.9)%   $(21,109)   (120.5)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

                                                                                         2002         2001         2000
                                                                                         ----         ----         ----
Average Order Size (including shipping & handling)                                    $167.20      $143.71      $111.03
Average Order Size Per New Customer (including shipping & handling)                   $149.74      $127.41       $98.77
Average Order Size Per Repeat Customer  (including shipping & handling)               $177.31      $156.85      $128.67

Total Customers                                                                       388,700      287,637      185,240
Customers Added during the Year                                                       101,063      102,397      130,359
Revenue from Repeat Customers as a % of total Revenue                                     67%          60%          48%
Customer Acquisition Costs                                                             $17.04       $39.32       $71.18

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

For The Year Ended December 31, 2002 Compared To The Year Ended December 31,
2001

Net sales: Gross sales for the year ended December 31, 2002 increased by approximately 40% to $47,491,000, from $33,833,000 for the year ended December 31, 2001. For the year ended December 31, 2002, we recorded a provision for returns and credit card chargebacks and other discounts of $16,885,000, or approximately 36% of gross sales. For the year ended December 31, 2001, the provision for returns and credit card chargebacks and other discounts was $10,883,000, or approximately 32% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was partly the result of a shift in our merchandise mix towards certain product categories that historically have generated higher return rates, but also higher gross margins and average order size. Accordingly, we believe that this shift has had a positive impact on the per order economics.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2002 were $30,606,000. This represents an increase of approximately 33% compared to the year ended December 31, 2001, in which net sales totaled $22,950,000. The growth in net sales was largely driven by the increases in average order size and sales to repeat customers. We believe that the decrease in the amount of advertising that we do that is directed at potential customers contributed to the fact that the number of new customers acquired in 2002 decreased by 1% from that of 2001. We believe that the increase in sales to repeat customers (67% of total sales in 2002, compared to 60% of total sales in 2001) was the result of increased marketing efforts to repeat customers.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2002 totaled $20,571,000, resulting in gross margin of approximately 33%. Cost of sales for year ended December 30, 2001 totaled $15,954,000, resulting in gross margin of 30.5%. Gross profit increased by 43%, to $10,035,000 for the year ended December 31, 2002 compared to $6,996,000 for the year ended December 31, 2001. The increase in gross margin resulted primarily from improved product margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased by approximately 16.5% for the year 2002 compared to the year ended 2001. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 37.5% in 2002 from approximately 60% in 2001. The decrease resulted primarily from a more targeted marketing strategy aimed at our existing customer base and the cost savings we derived from our move to a new web hosting facility. Selling, marketing and fulfillment expenses were comprised of the following:

                                     Year Ended                 Year Ended           Percentage Difference
                                  December 31, 2002          December 31, 2001        increase (decrease)
                                  -----------------          -----------------        -------------------
    Marketing                            $2,328,000                 $4,858,000                   (52.1%)
    Operating                             4,532,000                  3,939,000                     15.0%
    Technology                            3,552,000                  3,733,000                    (4.8%)
    Creative Services                     1,081,000                  1,235,000                   (12.5%)
                                        -----------                -----------                   -------
                                        $11,493,000                $13,765,000                   (16.5%)

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of approximately 52% was largely related to a shift in our customer acquisition strategy. Consistent with our streamlined operating plan announced in June 2001, we significantly reduced our advertising expenditures and focused more on email and direct mail programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the year ended December 31, 2002 by approximately 57% to $17.04 per new customer from $39.32 per new customer for the year ended December 31, 2001. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in 2002 by approximately 15% compared to 2001 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees).

Technology expenses consist primarily of Web site hosting and staff related costs. For year ended December 31, 2002, technology expenses decreased by approximately 5% compared to the year ended December 31, 2001. This reduction was primarily related to a reduction in our Web site hosting costs in connection with our move to a new web hosting facility. These cost savings were offset by increased amortized expenses resulting from the launch of the new Site. Effective September 15, 2002 (the launch date of the new Web site) costs that were previously being capitalized are now being amortized over the estimated useful life of the new Web site.

Creative services expenses include expenses related to our photo studio, image processing, online retail and Web site design. For the year ended December 31, 2002, this amount decreased by approximately 12.5% as compared to the year ended December 31, 2001, primarily due to a headcount reduction in the creative services department in June 2001.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2002 decreased by approximately 7% to $4,740,000 as compared to $5,098,000 for the year ended December 31, 2001. As a percentage of net sales, general and administrative expenses decreased to 15.5% in 2002 from 22.2% in 2001.

The decrease in general and administrative expenses was the result of decreased salary and benefit expenses related to the headcount reduction that was put into place in connection with the Company's June 2001 streamlined operating plan, in which the Company eliminated approximately 32 jobs or, approximately 34% of the Company's workforce.

Loss from operations: Operating loss decreased by approximately 48% in 2002, to $6,198,000 from $11,867,000 in 2001 as a result of the increase in sales and gross margin and decreases in selling, marketing and fulfillment expenses and general and administrative expenses.

Interest expense and other income, net: Interest expense for the year ended December 31, 2002 totaled $349,000, and consisted primarily of fees paid in connection with our Loan Facility. For the year ended December 31, 2001, interest expense totaled $13,379,000. This amount consisted principally of approximately $13,007,000 of non-cash, one-time charges that were incurred in connection with the conversion of certain notes payable and redeemable equity into permanent equity. This amount also included interest expense of $175,000, related to the interest on the notes payable that were issued during fiscal 2000 and converted to permanent equity in fiscal 2001.

Interest income for the year ended December 31, 2002 decreased to $68,000 from $240,000 for the year ended December 31, 2001. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

For The Year Ended December 31, 2001 Compared To The Year Ended December 31,
2000

Net sales: Gross sales for the year ended December 31, 2001, increased by 35% to $33,833,000, compared to $25,006,000, for the year ended December 31, 2000. For the year ended December 31, 2001, we recorded a provision for returns and credit card chargebacks and other discounts of $10,883,000, or approximately 32% of gross sales. For the year ended December 31, 2000, the provision for returns and credit card chargebacks and other discounts was $7,494,000 or approximately 30% of gross sales. The increase in the provision as a percentage of gross sales, was related primarily to an increase in the return rate. The increase in average order size was related to our change in product mix, which is now focused on higher priced goods. Accordingly, we believe that there is a direct relationship between the increase in the average order size and the increase in return rate.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2001 were $22,950,000. This represents an increase of over 31% compared to the year ended December 31, 2000, in which net sales totaled $17,512,000. The increase in net sales was primarily the result of increases in average order size and sales to repeat customers. We believe that both of these measures increased as a result of our strategy to focus more of our marketing efforts on existing customers. Although the number of new customers acquired in 2001 decreased by approximately 21%, we believe that this was a result of a significant reduction of marketing expenses, and that the effect on net sales was more than offset by the increases in average order size and sales to repeat customers.

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

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased by approximately 27% in 2001 compared to 2000. Selling, marketing and fulfillment expenses were comprised of the following:

                                      Year Ended                Year Ended            Percentage Difference
                                   December 31, 2001          December 31, 2000        increase (decrease)
                                   -----------------          -----------------        -------------------
    Marketing                            $ 4,858,000                $10,178,000                   (52.3%)
    Operating                              3,939,000                  4,050,000                    (2.7%)
    Technology                             3,733,000                  3,455,000                      8.0%
    Creative Services                      1,235,000                  1,114,000                     10.9%
                                         -----------                -----------                   -------
                                         $13,765,000                $18,797,000                   (26.8%)

The decrease in marketing expenses of 52% was largely related to a shift in our customer acquisition strategy. Consistent with our streamlined operating plan announced in June 2001, we significantly reduced our advertising expenditures and focused more on email and direct mail programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the year ended December 31, 2001 by approximately 45% to $39.32 per customer from $71.18 per customer for the year ended December 31, 2000.

Operating expenses decreased in 2001 by approximately 3% compared to 2000. Although variable costs associated with the increased sales volume (picking and packing orders, processing returns and credit card fees) increased on an absolute basis, these amounts were more than offset by a decrease in the costs that were incurred in 2000 as a result of our need to maintain two fulfillment centers during the months of August and September when we were transitioning our operations to our current third party provider.

For the year ended December 31, 2001, technology expenses increased slightly, with decreased Web site hosting costs being offset by severance payments made to several members of our technology staff whose jobs were eliminated in June 2001.

In 2001, Creative Services expenses increased by approximately 11% primarily due to the increase in the number of styles of products processed.

As a percentage of net sales, our selling, marketing and fulfillment expenses, decreased to 59.9% in 2001 from 107.3% in 2000. The decrease resulted primarily from a more targeted marketing strategy aimed at our existing customer base and improved efficiencies in the order fulfillment process resulting from our transition to our current third party provider in August and September 2000.

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

Liquidity And Capital Resources

General

At December 31, 2002, we had approximately $1.7 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $6.7 million. In addition, as of December 31, 2002, we had approximately $2.2 million of borrowings committed under the Loan Facility, leaving approximately $300,000 of availability.

We fund our operations through cash on hand, operating cash flow and the Loan Facility. In addition, during 2002, we sold an additional $1.9 million of Common Stock and warrants, $3.1 million of Preferred Stock and $2.0 million of Promissory Notes to Soros. See "Certain Relationships and Related Transactions." In March 2003, we entered into an agreement with Soros pursuant to which Soros provided $2 million of new capital by purchasing 2,000 shares of Series D Convertible Preferred Stock. See, "Recent Developments."

Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and dependent, among other things, on our compliance with the financial covenants contained in the Loan Facility. In December 2002, the tangible net worth requirement under the Loan Facility was increased to $6 million from $1.5 million, and the working capital requirement was increased to $5.0 million from $3.5 million. In March 2003, the tangible net worth requirement was reduced to $5 million from $6 million, the working capital requirement was decreased to $4 million from $5 million and the definition of working capital was amended (effective as of December 19, 2002) to exclude short-term debt held by affiliates. As of December 31, 2002, our tangible net worth was approximately $9.1 million and our working capital was approximately $6.7 million (excluding the $2.0 million in short-term debt held by Soros as of such date). In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

Loan Facility

Pursuant to the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The Rosenthal Financing Agreement was amended in December 2002 and March 2003 to: (i) extend the term until June 30, 2004; (ii) increase the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee plus the lower of (x) $2 million (instead of the prior $1 million), (y) 20% of the book value of our inventory or (z) the full liquidation value of our inventory; (iii) increased the tangible net worth requirement to $5,000,000 from $1,500,000; (iv) redefine the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002), (v) increase the working capital requirement to $4,000,000 from $3,500,000; (vi) increase the annual fee we pay Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) require us to maintain a cash balance of at least $250,000 and; (viii) require Soros to increase from $1.5 million to $2.0 million the amount of the standby letter of credit that Soros is maintaining to help secure the Loan Facility and extend the term of the Soros Guarantee to November 15, 2004 from November 15, 2003. In consideration for Soros' agreement to increase the amount of and to maintain the Soros Guarantee until November 15, 2004, we issued to Soros a warrant to purchase 25,000 shares of our Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013. As of December 31, 2002, the maximum availability under the Loan Facility was approximately $2.5 million, of which $2.2 million was outstanding. As of March 17, 2003, maximum availability under the Loan Facility was approximately $3.7 million, of which $2.1 million was outstanding.

Interest accrues monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. In addition to the annual facility fee of $30,000, we also pay Rosenthal certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open.

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien on substantially all of our assets, including control of all of our cash accounts upon an event of default and certain of our cash accounts in the event that the total amount of monies loaned to us under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility for more than 10 days. We also issued to Rosenthal a warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.34, exercisable, as amended, for six years from the date of issuance.

Subject to certain conditions, if we default on any of our obligations under the Loan Facility, Rosenthal has the right to draw upon the Soros Guarantee to satisfy any such obligations. If and when Rosenthal draws on the Soros Guarantee, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros Guarantee plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Soros Guarantee during the continuance of a default under Loan Facility or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Soros Guarantee, we will be required to issue to Soros a warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average of the closing price of our Common Stock on the ten days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the ten days preceding the ten days after the date of issuance.

Under the terms of the Loan Facility, Soros has the right to purchase all of our obligations from Rosenthal at any time during its term (the "Buyout Option"). With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Soros Guarantee as consideration to Soros for the purchase of such obligations. See, "Risk Factors - "Certain Events Could Result in Significant Dilution of Your Ownership of Our Common Stock" and "Certain Relationships and Related Transactions."

Commitments And Long Term Obligations

As of December 31, 2002, we had the following commitments and long term obligations:

                                        2003              2004          2005         2006        2007    Thereafter     Total
Marketing and Advertising           $  440,000             --            --          --           --          --      $   440,000
Operating Leases                       431,000          437,000       443,000      450,000     452,000     816,000    $ 3,029,000
Capital Leases                         190,000          190,000        67,000        --           --          --      $   447,000
Employment Contracts                 1,200,000        1,160,000       391,000        --           --          --      $ 2,751,000
Notes payable to shareholders        2,000,000  *          --         182,000        --           --          --      $ 2,182,000
                                    ----------        ---------     ---------      -------     -------     -------    -----------
     Grand total                    $4,261,000        1,787,000     1,083,000      450,000     452,000     816,000    $ 8,849,000

*Amount was converted into equity in March 2003

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

We anticipate that the proceeds from the January 2003 Financing, the March 2003 Financing the Loan Facility and the 2003 Standby Commitment, together with existing resources and cash generated from operations, should be sufficient to satisfy our cash requirements through the end of fiscal 2003. However, we may seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, financial condition and results of operations. See, "Risk Factors - We are Making a Substantial Investment in our Business and May Need to Raise Additional Funds" and "Certain Events Could Result in Significant Dilution of Your Ownership of our Common Stock."

Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. We adopted the provisions of SFAS No. 145 during 2002, and the adoption did not have a material effect on the financial statements.

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair market value when the liability is incurred, rather than upon an entity's commitment to an exit plan, as prescribed by EITF No. 94-3. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 on January 1, 2003.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which it supersedes. The incremental disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The accounting followed by a guarantor on prior guarantees may not be changed to conform to the guidance of FIN 45. We do not believe that the adoption of FIN 45 will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. We continue to account for stock-based employee compensation under the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." We adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN
46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. We do not believe that the adoption of FIN 46 will have a material impact on our consolidated financial statements.

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

Item 8.  Financial Statements

(a)  Index to the Financial Statements

            Report of Independent Accountants                                F-2

            Consolidated Balance Sheets as of December 31, 2002 and 2001     F-3

            Consolidated Statements of Operations for the three years
                      ended December 31, 2002, 2001 and 2000                 F-4

            Consolidated Statements of Changes in Shareholders' Equity
                      and Redeemable Preferred Stock for the three years
                      ended December 31, 2002, 2001 and 2000                 F-5

            Consolidated Statements of Cash Flows for the three years
                      ended December 31, 2002, 2001 and 2000                 F-6

            Notes to Consolidated Financial Statements                       F-7

                        Report of Independent Accountants

To the Board of Directors and Shareholders of Bluefly, Inc.:


In our opinion, the accompanying consolidated balance sheets and the related consolidated Statements of Operations, Changes in Shareholders' Equity and Redeemable Preferred Stock and Cash Flows present fairly, in all material respects, the financial position of Bluefly, Inc. and its subsidiary at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
New York, N.Y.
March 21, 2003


Bluefly, Inc.
Consolidated Balance Sheets
As of December 31, 2002 and 2001
(Dollars rounded to the nearest thousand)
---------------------------------------------------------------------------------------------------------------------

                                                                                            2002              2001
Assets

Current assets:
      Cash and cash equivalents                                                         $  1,749,000    $  5,419,000
      Inventories, net                                                                    10,868,000       6,388,000
      Accounts receivable, net of allowance for doubtful accounts                          1,147,000       1,197,000
      Prepaid expenses and other current assets                                              326,000         474,000
                                                                                        ------------    ------------
               Total current assets                                                       14,090,000      13,478,000

Property and equipment, net                                                                2,604,000       1,155,000
Other assets                                                                                 215,000         193,000
                                                                                        ------------    ------------
               Total assets                                                             $ 16,909,000    $ 14,826,000
                                                                                        ============    ============

Liabilities and Shareholders'  Equity

Current liabilities:
      Accounts payable                                                                  $  3,434,000    $  3,338,000
      Accrued expenses and other current liabilities                                       3,067,000       2,213,000
      Deferred revenue                                                                       885,000         691,000
                                                                                        ------------    ------------
               Total current liabilities                                                   7,386,000       6,242,000

Series C Notes payable to shareholders                                                     2,000,000               -
Notes payable to shareholders                                                                182,000         182,000
Long-term capital lease liability                                                            257,000               -
                                                                                        ------------    ------------
               Total liabilities                                                           9,825,000       6,424,000

Commitments and contingencies (Note 7)

Shareholders' equity:
      Series A Preferred Stock - $.01 par value; 500,000 shares authorized, issued and outstanding as of December 31, 2002 and 2001, respectively
        (liquidation preference: $10 million plus accrued dividends)                           5,000           5,000
      Series B Preferred Stock - $.01 par value; 9,000,000 shares authorized and 8,910,782 shares issued and outstanding as of December 31, 2002 and 2001,
        respectively (liquidation preference: $30 million plus accrued dividends)             89,000          89,000
      Series C Preferred Stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding as of December 31, 2002
        (liquidation preference: $1.0 million plus accrued dividends)                             -                -
      Series 2002 Convertible Preferred Stock - $.01 par value;
        2,100 shares authorized, issued and outstanding as of December 31, 2002,
        (liquidation preference: $2.1 million)                                                    -                -
      Common Stock - $.01 par value; 92,000,000 shares authorized, 10,391,904 and 9,205,331 shares issued and outstanding as of December 31, 2002
        and 2001, respectively                                                               104,000          92,000
      Additional paid-in capital                                                          92,628,000      72,184,000
      Accumulated deficit                                                                (85,742,000)    (63,968,000)
                                                                                        ------------    ------------
               Total shareholders' equity                                                  7,084,000       8,402,000
                                                                                        ------------    ------------
               Total liabilities and shareholders' equity                               $ 16,909,000    $ 14,826,000
                                                                                        ============    ============

The accompanying notes are an integral part of these consolidated financial statements


Bluefly, Inc.
Consolidated Statements of Operations
For the three years ended December 31, 2002, 2001 and 2000
(Dollars rounded to the nearest thousand)
----------------------------------------------------------------------------------------------------------------------

                                                                               2002           2001             2000
Net sales                                                                 $ 30,606,000    $ 22,950,000    $ 17,512,000
Cost of sales                                                               20,571,000      15,954,000      14,018,000
                                                                          ------------    ------------    ------------
             Gross profit                                                   10,035,000       6,996,000       3,494,000

Selling, marketing and fulfillment expenses                                 11,493,000      13,765,000      18,797,000
General and administrative expenses                                          4,740,000       5,098,000       5,296,000
                                                                          ------------    ------------    ------------
             Total operating expenses                                       16,233,000      18,863,000      24,093,000
                                                                          ------------    ------------    ------------
             Operating loss                                                 (6,198,000)    (11,867,000)    (20,599,000)

Interest (expense) and other income, net of interest income of $68,000,
    $240,000 and $166,000 in 2002, 2001 and 2000, respectively                (281,000)    (13,139,000)       (510,000)
                                                                          ------------    ------------    ------------

             Net loss                                                     $ (6,479,000)   $(25,006,000)   $(21,109,000)
                                                                          ============    ============    ============
             Preferred stock dividends                                      (2,489,000)     (2,926,000)       (802,000)
                                                                          ------------    ------------    ------------
             Deemed dividend related to beneficial conversion feature
               on Series B preferred stock                                 (15,295,000)              -               -
                                                                          ------------    ------------    ------------
             Net loss available to common shareholders                    $(24,263,000)   $(27,932,000)   $(21,911,000)
                                                                          ============    ============    ============

             Basic and diluted loss per share                             $      (2.44)   $      (3.41)   $      (4.45)
                                                                          ============    ============    ============
Weighted average number of common shares outstanding used in
     calculating basic and diluted (loss) per common share                   9,927,027       8,185,065       4,924,906
                                                                          ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements


Bluefly, Inc.
Consolidated Statements of Changes in Shareholders' Equity and Redeemable Preferred Stock
For the three years ended December 31, 2002, 2001 and 2000
(Dollars rounded to the nearest thousand)
-----------------------------------------------------------------------------------------------------------------------------------

                                                  Redeemable                Series A Preferred Stock      Series B Preferred Stock
                                               Preferred Stock                  $.01 Par value               $.01 Par value
                                           --------------------------       ------------------------      ------------------------
                                           Number of                        Number of                     Number of
                                            Shares          Amount            Shares          Amount        Shares         Amount

Balance at January 1, 2000                    500,000    $ 10,286,000               -        $     -              -        $     -

Issuance of warrants in connection
   with Convertible Notes                           -               -               -              -              -              -

Issuance of warrants to supplier                    -               -               -              -              -              -

Accrued dividends on Series A
   Preferred Stock                                  -         802,000               -              -              -              -

Net loss                                            -               -               -              -              -              -
                                         ------------    ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2000                  500,000      11,088,000               -              -              -              -
                                         ------------    ------------    ------------   ------------   ------------   ------------

Conversion of Redeemable
   Preferred Stock to Series A
   Preferred Stock                           (500,000)    (11,088,000)        500,000          5,000              -              -

Conversion of debt to Series B
   Preferred Stock                                  -               -               -              -      8,910,782         89,000

Sale of common stock in
   connection with Rights
   Offering ($2.34 per share)
   net of $350,000 of expenses                      -               -               -              -              -              -

Issuance of warrants to lender                      -               -               -              -              -              -

Issuance of warrants in exchange
   for services                                     -               -               -              -              -              -

Issuance of warrants to                             -               -               -              -              -              -
   shareholders

Net loss                                            -               -               -              -              -              -
                                         ------------    ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2001                        -               -         500,000          5,000      8,910,782         89,000
                                         ------------    ------------    ------------   ------------   ------------   ------------

Sale of common stock in connection
   with the Standby Agreement
   ($1.57 per share) net of
   $75,000 of expenses                              -               -               -              -              -              -

Sale of Series 2002 Preferred Stock in
   connection with the Standby
   Agreement ($1,000 per share)
   net of $115,000 of expenses                      -               -               -              -              -              -

Sale of Series C Preferred Stock
   ($1,000 per share) net of $23,000
   of expenses                                      -               -               -              -              -              -

Sale of warrants to shareholders in
   connection with the Standby
   Agreement                                        -               -               -              -              -              -

Deemed dividend related to
   beneficial conversion
   feature on Series B
   Preferred Stock                                  -               -               -              -              -              -

Issuance of warrants to lender                      -               -               -              -              -              -

Issuance of warrants to                             -               -               -              -              -              -
   shareholders

Issuance of warrants in exchange
   for services                                     -               -               -              -              -              -

Net loss                                            -               -               -              -              -              -
                                         ------------    ------------    ------------   ------------   ------------   ------------
Balance at December 31, 2002                        -        $      -         500,000   $      5,000      8,910,782   $     89,000
                                         ============    ============    ============   ============   ============   ============


                                                               Series 2002
                                  Series C Preferred Stock    Preferred Stock            Common Stock
                                      $.01 Par value          $.01 Par value            $.01 Par Value
                                  ------------------------    ----------------        --------------------
                                     Number of               Number of               Number of
                                      Shares    Amount        Shares    Amount        Shares     Amount
Balance at January 1, 2000                 -    $    -             -    $    -       4,924,906     $  49,000

Issuance of warrants in connection
   with Convertible Notes                  -         -             -         -               -             -

Issuance of warrants to supplier           -         -             -         -               -             -

Accrued dividends on Series A
   Preferred Stock                         -         -             -         -               -             -

Net loss                                   -         -             -         -               -             -
                                     -------   -------       -------   -------       ---------     ---------
Balance at December 31, 2000               -         -             -         -       4,924,906        49,000
                                     -------   -------       -------   -------       ---------     ---------

Conversion of Redeemable
   Preferred Stock to Series A
   Preferred Stock                         -         -             -         -               -             -

Conversion of debt to Series B
   Preferred Stock                         -         -             -         -               -             -

Sale of common stock in
   connection with Rights
   Offering ($2.34 per share)
   net of $350,000 of expenses             -         -             -         -       4,280,425        43,000

Issuance of warrants to lender             -         -             -         -               -             -

Issuance of warrants in exchange
   for services                            -         -             -         -               -             -

Issuance of warrants to                    -         -             -         -               -             -
   shareholders

Net loss                                   -         -             -         -               -             -
                                     -------   -------       -------   -------       ---------     ---------
Balance at December 31, 2001               -         -             -         -       9,205,331        92,000
                                     -------   -------       -------   -------       ---------     ---------

Sale of common stock in connection
   with the Standby Agreement
   ($1.57 per share) net of
   $75,000 of expenses                     -         -             -         -       1,186,573        12,000

Sale of Series 2002 Preferred Stock
   connection with the Standby
   Agreement ($1,000 per share)
   net of $115,000 of expenses             -         -         2,100         -               -             -

Sale of Series C Preferred Stock
   ($1,000 per share) net of $23,00
   of expenses                         1,000         -             -         -               -             -

Sale of warrants to shareholders in
   connection with the Standby
   Agreement                               -         -             -         -               -             -

Deemed dividend related to
   beneficial conversion
   feature on Series B
   Preferred Stock                         -         -             -         -               -             -

Issuance of warrants to lender             -         -             -         -               -             -

Issuance of warrants to                    -         -             -         -               -             -
   shareholders

Issuance of warrants in exchange
   for services                            -         -             -         -               -             -

Net loss                                   -         -             -         -               -             -
                                     -------    ------       -------    ------       ----------    ---------
Balance at December 31, 2002           1,000    $    -         2,100    $    -       10,391,904    $ 104,000
                                     =======    ======       =======    ======       ==========    =========


                                                                     Total
                                    Additional                    Shareholders'
                                     Paid-in      Accumulated        Equity
                                     Capital       Deficit          (Deficit)

Balance at January 1, 2000          $17,482,000  $(17,231,000)  $    300,000

Issuance of warrants in connection
   with Convertible Notes              467,000              -        467,000

Issuance of warrants to supplier        95,000              -         95,000

Accrued dividends on Series A
   Preferred Stock                    (802,000)             -       (802,000)

Net loss                                     -    (21,109,000)   (21,109,000)
                                   ------------  ------------    -----------
Balance at December 31, 2000        17,242,000    (38,340,000)   (21,049,000)
                                   ------------  ------------    -----------

Conversion of Redeemable
   Preferred Stock to Series A
   Preferred Stock                  18,852,000       (622,000)    18,235,000

Conversion of debt to Series B
   Preferred Stock                  26,318,000              -     26,407,000

Sale of common stock in
   connection with Rights
   Offering ($2.34 per share)
   net of $350,000 of expenses       9,622,000              -      9,665,000

Issuance of warrants to lender          45,000              -         45,000

Issuance of warrants in exchange
   for services                         31,000              -         31,000

Issuance of warrants to                 74,000              -         74,000
   shareholders

Net loss                                     -    (25,006,000)   (25,006,000)
                                   ------------  ------------    -----------
Balance at December 31, 2001        72,184,000    (63,968,000)     8,402,000
                                   ------------  ------------    -----------

Sale of common stock in connection
   with the Standby Agreement
   ($1.57 per share) net of
   $75,000 of expenses               1,776,000              -      1,788,000

Sale of Series 2002 Preferred Stock
   connection with the Standby
   Agreement ($1,000 per share)
   net of $115,000 of expenses       1,985,000              -      1,985,000

Sale of Series C Preferred Stock
   ($1,000 per share) net of $23,00
   of expenses                         977,000              -        977,000

Sale of warrants to shareholders in
   connection with the Standby
   Agreement                            37,000              -         37,000

Deemed dividend related to
   beneficial conversion
   feature on Series B
   Preferred Stock                  15,295,000    (15,295,000)             -

Issuance of warrants to lender          80,000              -         80,000

Issuance of warrants to                255,000              -        255,000
   shareholders

Issuance of warrants in exchange
   for services                         39,000              -         39,000

Net loss                                     -     (6,479,000)    (6,479,000)
                                   -----------   ------------    -----------
Balance at December 31, 2002       $92,628,000   $(85,742,000)   $ 7,084,000
                                   ===========   ============    ===========

The accompanying notes are an integral part of these consolidated financial statements


Bluefly, Inc.
Consolidated Statements of Cash Flows
For the three years ended December 31, 2002, 2001 and 2000
(Dollars rounded to the nearest thousand)
-------------------------------------------------------------------------------------------------------------------

                                                                           2002            2001            2000
Cash flows from operating activities:
    Net loss                                                         $ (6,479,000)   $(25,006,000)   $(21,109,000)
    Adjustments to reconcile net loss to net
      cash used in operating activities:
        Depreciation and amortization                                   1,167,000         719,000         766,000
        Issuance of warrants for services rendered                         39,000          31,000               -
        Beneficial conversion - interest expense                                -      13,007,000               -
        Provision for returns                                             350,000         332,000         516,000
        Allowance for doubtful accounts                                   241,000         196,000         312,000
        Write down of inventory                                            17,000         248,000         356,000
        Changes in operating assets and liabilities:
           (Increase) decrease in:
             Inventories                                               (4,497,000)        658,000        (631,000)
             Accounts receivable                                         (191,000)       (625,000)     (1,042,000)
             Other current assets                                         127,000         252,000         (53,000)
             Prepaid expenses                                             (29,000)         84,000         (90,000)
             Other assets                                                  39,000         (18,000)        (75,000)
           (Decrease) increase in:
             Accounts payable                                              96,000         597,000        (857,000)
             Accrued expenses                                             314,000        (423,000)         55,000
             Deferred revenue                                             194,000         548,000         144,000
                                                                     ------------    ------------    ------------
             Net cash used in operating activities                     (8,612,000)     (9,400,000)    (21,708,000)
                                                                     ------------    ------------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                                 (1,788,000)       (378,000)       (876,000)
                                                                     ------------    ------------    ------------
             Net cash used in investing activities                     (1,788,000)       (378,000)       (876,000)
                                                                     ------------    ------------    ------------

Cash flows from financing activities:
    Net proceeds from issuance of Preferred Stock                       3,045,000               -               -
    Net proceeds from notes payable to shareholders                     2,000,000         182,000               -
    Net proceeds from sale of Common Stock and Warrants                 1,899,000               -               -
    Payments of capital lease obligation                                 (214,000)              -               -
    Net proceeds from rights offering                                           -       9,665,000               -
    Net proceeds from convertible notes payable                                                 -      20,000,000
                                                                     ------------    ------------    ------------
             Net cash provided by financing activities                  6,730,000       9,847,000      20,000,000
                                                                     ------------    ------------    ------------

Net (decrease) increase in cash and cash equivalents                   (3,670,000)         69,000      (2,584,000)

Cash and cash equivalents - beginning of year                           5,419,000       5,350,000       7,934,000
                                                                     ------------    ------------    ------------
             Cash and cash equivalents - end of year                 $  1,749,000    $  5,419,000    $  5,350,000
                                                                     ============    ============    ============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Interest                                                       $     94,000    $     14,000    $          -
                                                                     ============    ============    ============
      Income taxes                                                   $          -    $          -    $     25,000
                                                                     ============    ============    ============
    Non-cash investing and financing activites:
      Equipment acquired under capital lease                         $    661,000    $          -    $          -
                                                                     ============    ============    ============
      Warrants issued to shareholders                                $     98,000    $     74,000    $    467,000
                                                                     ============    ============    ============
      Warrant issued to lender                                       $     80,000    $     45,000    $          -
                                                                     ============    ============    ============
      Deemed dividend related to beneficial conversion feature
        on Series B Preferred Stock                                  $ 15,295,000    $          -    $          -
                                                                     ============    ============    ============
      Beneficial conversion charge on conversion of debt to equity   $          -    $ 20,851,000    $          -
                                                                     ============    ============    ============

The accompanying notes are an integral part of these consolidated financial statements

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

1.       The Company

         The Company is a leading Internet retailer of designer fashion and home accessories at discount prices. The Company's Web store ("Bluefly.com" or the "Web Site"), which launched in September 1998, sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value.

         The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. Management believes that its current funds, together with the March 2003 Financing and the 2003 Standby Commitment (see Note 12), the
         Loan Facility (see Note 10) and cash generated from operations will be sufficient to enable the Company to meet its planned expenditures through December 31, 2003. The Company may seek additional equity or debt financings to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, the Company will delay or reduce its expenditures in order to prolong the availability of sufficient cash flow to satisfy its obligations while additional funding is sought.

2.       Summary of Significant Accounting Policies

         Principles of Consolidation
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

         Revenue Recognition
         The Company recognizes revenue in accordance with both Staff Accounting Bulletin ("SAB") No. 101 and Financial Accounting Standards Board ("FASB") Task Force's Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10"). Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Revenue is recognized when goods are received by the customer, which occurs after credit card authorization. Net sales represent gross sales, less provisions for returns, credit card chargebacks and adjustments for uncollected sales tax.

         Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $885,000 and $691,000 as of December 31, 2002 and 2001, respectively.

         Risks and Uncertainties
         The Company has a limited operating history and its prospects are subject to the risks, expenses and uncertainties frequently encountered by companies in the new and rapidly evolving markets for Internet products and services. These risks and uncertainties include, but are not limited to, the following: the Company's recent launch of a new version of its Web Site; the competitive nature of the business and the potential for competitors with greater resources to enter such business; the Company's limited operating history and need for additional financing; consumer acceptance of the Internet as a medium for purchasing apparel; potential dilution arising from future financings; rapid technological change of online commerce and the potential for security risks; governmental regulation and legal uncertainties, as well as other risks and uncertainties. In the event that the Company does not successfully implement its business plan, certain assets may not be recoverable.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         Use of Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include the adequacy of the allowances for returns and the recoverability of inventories. Actual results could differ from those estimates.

         Cash and Cash Equivalents
         The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

         Provisions for Returns and Doubtful Accounts
         The Company generally permits returns for any reason within 90 days of the sale. Accordingly, the Company establishes a reserve for estimated future returns and allowance for doubtful accounts at the time of shipment based primarily on historical data. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of merchandise. Accounts receivable is presented on the consolidated balance sheet net of the allowance for doubtful accounts. For the years ended December 31, 2002 and 2001 the allowance for doubtful accounts was $50,000 and $55,000, respectively.

         Inventories
         Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. The Company reviews its inventory levels in order to identify slow-moving merchandise and uses markdowns to clear merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, changes in customer preference or lack of customer acceptance of certain items, or if it is determined that the inventory stock will not sell at its currently marked price. Inventory is presented net of reserves on the consolidated balance sheet. For the years ended December 31, 2002 and 2001 reserves totaled $560,000 and $455,000, respectively.

         Property and Equipment
         Property and equipment is stated at depreciated cost. Equipment and software are depreciated on a straight-line basis over two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Maintenance and repairs are expensed as incurred.

         Certain equipment held under capital leases are classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities. Lease amortization is included in depreciation expense.

         During 2002, the Company launched an upgraded version of its Web Site. Costs related to the development of the new Web Site are being capitalized in accordance with EITF Issue No. 00-02 "Accounting for Website Development Costs", and are being amortized over 24 months.

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

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

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

         Stock Based Compensation
         The Company applies Statement of Financial Accounting Standards No. ("SFAS") 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations for expense recognition. In connection with stock option grants to employees, no compensation expense has been recorded in fiscal years 2002, 2001 and 2000, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. See "Recent Accounting Pronouncements" below for a discussion of new accounting pronouncements related to accounting for employee stock options.

         Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                                                           Year ended December 31,
                                                            -----------------------------------------------
                                                               2002             2001             2000
         Basic and diluted net loss as reported               $6,479,000     $ 25,006,000     $ 21,109,000
         Basic and diluted net loss per share, as reported    $     2.44     $       3.41     $       4.45
         Basic and diluted net loss, pro forma                $6,632,000     $ 25,074,000     $ 22,611,000
         Basic and diluted net loss per share, pro forma      $     2.45     $       3.42     $       4.59

         The effects of applying SFAS No. 123 in this proforma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

         Net Loss Per Share
         The Company calculated net loss per share in accordance with SFAS No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period. For purposes of calculating basic and diluted loss per share, the Company presents the amount of dividends earned but unpaid on the face of the statement of operations.

         Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the net loss, the following options and warrants to purchase shares of Common Stock and Preferred Stock and Notes Payable convertible into shares of Common Stock were not included in the computation of diluted earnings per share because the result of the exercise of such inclusion would be antidilutive:

                                                       2002              2001
         Security:
           Options                                  8,508,412         4,343,203
           Warrants                                 1,069,144           635,500
           Preferred stock                         27,769,450        13,184,286
           Convertible debt                         2,150,538                 -


         Marketing Expenses
         In addition to marketing salaries, marketing expenses consist primarily of online advertising, print advertising, direct mail campaigns as well as the related external production costs. The costs associated with online and print advertising are expensed as incurred, while the costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream. Marketing expenses (excluding marketing salaries) for the years ended December 31, 2002, 2001 and 2000 amounted to approximately $1,722,000, $4,026,000 and $9,278,000, respectively.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         Fulfillment
         The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2002, 2001 and 2000, fulfillment expenses totaled approximately $2,622,000, $2,290,000 and $2,286,000, respectively. These amounts are included in selling, marketing and fulfillment expenses in the statement of operations.

         Fair Value of Financial Instruments
         The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other assets, accounts payable, accrued liabilities, and notes payable approximate fair value due to their short maturities.

         Recent Accounting Pronouncements
         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," required that gains and losses from extinguishment of debt be classified as an extraordinary item, net of the related income tax effect. Any gain or loss on extinguishment of debt that was classified, as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. SFAS No. 13, "Accounting for Leases," has been amended to require sale-leaseback accounting for certain lease modifications that are similar to sale-leaseback transactions. The rescission of SFAS No. 4 and the amendment to SFAS No. 13 shall be effective for fiscal years and transactions, respectively, occurring after May 15, 2002. The Company adopted the provisions of SFAS No. 145 during 2002, and the adoption did not have a material effect on the consolidated financial statements.

         In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair market value when the liability is incurred, rather than upon an entity's commitment to an exit plan, as prescribed by EITF No. 94-3. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. The Company will adopt SFAS No. 146 on January 1, 2003.

         In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which it supersedes. The incremental disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The accounting followed by a guarantor on prior guarantees may not be changed to conform to the guidance of FIN
         45. The Company does not believe that the adoption of FIN 45 will have a material impact on its consolidated financial statements.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. The Company continues to account for stock-based employee compensation under the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." The Company adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002.

         In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after June 15, 2003. The Company does not believe that the adoption of FIN 46 will have a material impact on its consolidated financial statements.

         Reclassifications
         Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

  3.     Property and Equipment

         As of December 31, 2002 and 2001, property and equipment for continuing operations consist of the following:

                                                   2002          2001

         Leasehold improvements              $   538,000    $   535,000
         Office equipment                        433,000        418,000
         Computer equipment and software       3,711,000      1,566,000
                                             -----------    -----------
                                               4,682,000      2,519,000
             Less accumulated depreciation    (2,078,000)    (1,364,000)
                                             -----------    -----------
                                             $ 2,604,000    $ 1,155,000
                                             -----------    -----------

         Depreciation and amortization of property and equipment was approximately $1,000,000, $547,000 and $587,000, for the years ended December 31, 2002, 2001 and 2000, respectively.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

4.       Prepaid Expenses and Other Current Assets

         As of December 31, 2002 and 2001, prepaid expenses and other current assets consist of the following:

                                                                  2002          2001

         Prepaid expenses                                     $248,000      $219,000
         Other current assets                                   78,000       205,000
         Deferred financing costs                                    -        50,000
                                                              --------      --------
                                                              $326,000      $474,000
                                                              ========      ========

5.       Accrued Expenses and Other Current Liabilities

         As of December 31, 2002 and 2001, accrued expenses and other current liabilities consist of the following:

                                                                 2002          2001

         Provision for returns                              $1,725,000   $1,375,000
         Accrued expenses                                      185,000      167,000
         Salary, vacation and bonus accrual                    655,000      599,000
         Deposit from third party                              170,000            -
         Current portion of the long term lease liability      190,000            -
         Accrued media expenses                                142,000       72,000
                                                            ----------   ----------
                                                            $3,067,000   $2,213,000
                                                            ==========   ==========

6.       Income Taxes

         Significant components of the Company's deferred tax assets and liabilities are summarized as follows:


                                                                2002             2001
         Deferred tax assets
             Net operating losses                         $ 27,098,000    $ 24,433,000
             Depreciation and amortization                     427,000         381,000
             Accounts receivable and inventory reserves        281,000         240,000
             Accrued bonuses                                   174,000         196,000
             Other                                               4,000           4,000
                                                          ------------    ------------
                                                            27,984,000      25,254,000
                 Valuation Allowance                       (27,984,000)    (25,254,000)
                                                          ------------    ------------
                      Net deferred tax asset (liability)  $          -    $          -
                                                          ------------    ------------

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal net operating loss carryforwards of approximately $67,455,000 at December 31, 2002 which have expiration dates through 2022. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

         The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

                                                     2002              2001             2000
Statutory federal income tax rate                  (35.00)   %       (35.00) %        (34.00)  %
State tax benefit, net of federal taxes             (5.41)            (5.41)           (5.24)
Other                                                0.55              0.05             0.08
Valuation allowance on deferred tax asset           39.86             40.36            39.16
                                                -----------     ------------     ------------
Effective tax rate                                      -   %             -  %             -   %
                                                -----------     ------------     ------------

7.       Commitments and Contingencies

         Employment Contracts
         The Company has entered into certain employment contracts, which expire through June 30, 2005. As of December 31, 2002, the Company's aggregate commitment for future base salary under these employment contracts is:

         2003                                                     $1,200,000
         2004                                                      1,160,000
         2005                                                        391,000
                                                                  ----------
             Total                                                $2,751,000
                                                                  ==========

         Leases
         The Company leases equipment and space under various capital and operating leases that expire at various dates beginning in 2003 and running through 2011. Future minimum lease payments under capital and operating leases, excluding utilities, that have initial or remaining noncancelable terms in excess of one year are as follows:


Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------------------

                                                                  Capital          Operating
                                                                  Leases            Leases
2003                                                            $ 190,000         $ 431,000
2004                                                              190,000           437,000
2005                                                               67,000           443,000
2006                                                                    -           450,000
2007                                                                    -           452,000
Thereafter                                                              -           816,000
                                                           ---------------  ----------------
           Total Minimum Payments                                 447,000       $ 3,029,000
                                                           ---------------  ----------------

           Obligations due within one year                       (190,000)
                                                           ---------------
           Long-term obligations under capital leases           $ 257,000
                                                           ---------------

         Rent expense aggregated approximately $412,000, $407,000 and $345,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

         Marketing Commitments
         As of December 31, 2002, the Company has advertising and marketing commitments in connection with its online relationships of approximately $440,000 through December 31, 2003.

         Legal Proceedings
         The Company is, from time to time, a party to routine litigation arising in the normal course of its business. The Company believes that none of these actions will have a material adverse effect on the business, financial condition, operating results or cash flows of the Company.

8.       Shareholders' Equity

         Authorized Shares
         In December 2002, the Company increased the number of authorized shares of common stock, $.01 par value per share ("Common Stock") to 92,000,000 in the aggregate. In February 2001, the Company reincorporated in the state of Delaware, increased the number of authorized shares of preferred stock, $.01 par value per share, to 25,000,000 in the aggregate and increased the number of authorized shares of Common Stock to 40,000,000 in the aggregate. The preferred stock is designated as follows: 500,000 shares of Series A Convertible Preferred Stock, (the "Series A Preferred Stock"), 9,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"), 3,500 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"), 2,100 shares of Series 2002 Convertible Preferred Stock (the "Series 2002 Convertible Preferred Stock") and 15,494,400 shares undesignated and available for issuance. Prior to February 2001, the Company had been incorporated in the state of New York and had authorized for issuance 2,000,000 shares of preferred stock, $.01 par value per share, and 15,000,000 shares of common stock, $.01 par value per share.

         Series A Convertible Preferred Stock
         On July 27, 1999, the Company entered into an investment agreement (the "First Soros Investment Agreement") with an investor group led by affiliates of Soros Private Equity Partners, LLC ("Soros") pursuant to which the Company issued 500,000 shares of Series A Convertible Preferred Stock (the

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

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

         Pursuant to the Second Soros Investment Agreement (as defined below), upon the effectiveness of the reincorporation of the Company as a Delaware corporation, the terms of the Original Series A Preferred Stock were amended to adjust the conversion price to $2.34 per share and to remove certain other provisions that prevented it from being included in permanent equity, as well as certain provisions regarding antidilution rights, (as amended the "Amended Series A Preferred Stock") as of December 31, 2001. Excluding shares of Common Stock that may be issued as payment of accrued and unpaid dividends, the 500,000 shares of Amended Series A Preferred Stock are convertible into 4,273,504 shares of Common Stock, and bear a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. Each share of Amended Series A Preferred Stock has a liquidation preference equal to the greater of
         (i) its face value plus accrued dividends (an aggregate of $12,744,000) or (ii) the amount that the holder of such a share would receive if it were to convert such a share into shares of Common Stock immediately prior to liquidation, and ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends. The holders of the Amended Series A Preferred Stock have the right to appoint a designee to the Company's Board of Directors and the Company is prohibited from taking certain actions without the approval of the holders of the majority of the Amended Series A Preferred Stock. In addition, holders of the Amended Series A Preferred Stock have registration rights with respect to the Common Stock issuable upon conversion of the Amended Series A Preferred Stock and certain anti-dilution and pre-emptive rights with respect to future issuances of capital stock by the Company.

         Series B Convertible Preferred Stock
         On November 13, 2000, the Company entered into a second investment agreement with Soros (the "Second Soros Investment Agreement") pursuant to which affiliates of Soros agreed to invest up to an additional $15 million in the Company, subject to certain conditions (the "Soros Investment"). Under the terms of the Second Soros Investment Agreement, in November 2000, Soros invested an additional $5 million in the form of a promissory note (the "New Note"), convertible into Series B Preferred Stock at a rate of $2.34 per share. On February 5, 2001, upon the second closing under the Second Soros Investment Agreement, the principal amount of, and the interest accrued and unpaid on, the Soros Notes (as defined below in the heading "Soros Warrants") and the New Note, totaling approximately $20 million, were converted into shares of Series B Preferred Stock at a rate of $2.34 per share.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         Excluding shares of Common Stock that may be issued as payment of accrued and unpaid dividends, the shares of Series B Preferred Stock are convertible into shares of Common Stock on a 2.52-to-1 basis, subject to certain antidilution provisions, and bear a cumulative compounding dividend of 8% per annum, payable upon conversion at the Company's option in cash or in Common Stock. Each share of Series B Preferred Stock has a liquidation preference equal to the greater of
         (i) its face value plus accrued dividends plus $10 million (an aggregate of $33,172,000) or (ii) the amount that the holder of such a share would receive if it were to convert such a share into shares of Common Stock immediately prior to liquidation, and ranks senior to the Common Stock with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends. The holders of the Series B Preferred Stock have the right to appoint a designee to the Company's Board of Directors and the Company is prohibited from taking certain actions without the approval of the holders of the majority of the Series B Preferred Stock. In addition, holders of the Series B Preferred Stock have certain pre-emptive rights with respect to future issuances of capital stock by the Company, and have certain antidilution and registration rights with respect to the Common Stock issuable upon conversion of the Series B Preferred Stock.

         March 2002 Standby Agreement
         On March 27, 2002, the Company entered into an agreement (the "March 2002 Standby Agreement") with Soros, pursuant to which Soros agreed to provide the Company with up $4.0 million ($4,000,000) (the "March 2002 Standby Commitment Amount") of additional financing on a standby basis at any time prior to January 1, 2003, all of which has since been funded.

         June 2002 Financing
         In June 2002, Soros invested $1.9 million in the Company through the purchase of Common Stock and warrants, thereby reducing its March 2003 Standby Commitment Amount to $2.1 million. Under the terms of the transaction, the Company issued to Soros 1,186,573 shares of Common Stock at $1.57 per share, and warrants to purchase 296,644 shares of Common Stock at any time during the next five years at an exercise price of $1.88 per share for a purchase price of $0.125 per warrant (the "June 2002 Financing").

         The June 2002 Financing was negotiated as part of an equity financing in which third party investors would also participate. In particular, one third party investor committed to invest approximately $7 million on the same terms and conditions as those that applied to Soros' investment. However, this third party investment has not been consummated, and the Company does not know when or if it will be consummated. To date, the only funds that the Company has received from the third party investor is a good faith deposit, for which the Company agreed, for a limited period of time, not to pursue remedies against the third party investor as a result of its failure to honor its investment commitment. That period has since expired, and the Company has commenced an action against the investor. In February 2003, the Company obtained summary judgment on its breach of contract claims against the third party investor. However, under the terms of the summary judgment order, the Company is still required to prove the amount of its damages. Litigation is subject to inherent risks and uncertainties, and there can be no assurance as to the amount of damages that it would be able to prove. Moreover, given the substantial costs involved with litigation, there can be no assurance that the amount that the Company would be able to collect with respect to any judgment rendered in connection with such litigation would exceed the costs associated with obtaining such judgment.

         In connection with the June 2002 Financing, the Company agreed to file a registration statement with the Commission within 45 days of closing, in order to register the Common Stock issued in the financing, as well as the Common Stock underlying the warrants. However, given the failure to date of the third party investors to consummate their investment, Soros has agreed with the Company to delay

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         the filing of such registration statement, although the Company expects that it will be required to file such registration statement at some point in the future.

         As a result of the June 2002 Financing, the conversion price of the Series B Preferred Stock, decreased from $2.34 to $1.57. In accordance with EITF 00-27, this reduction in the conversion price of the Company's Series B Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $10.2 million as part of its second quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of Loss Per Share.

         Series 2002 Convertible Preferred Stock
         In August 2002, Soros invested an additional $2.1 million in the Company, thereby reducing its March 2002 Standby Commitment Amount to zero. Under the terms of the transaction, the Company issued to Soros 2,100 shares of newly-designated Series 2002 Convertible Preferred Stock at a price of $1,000 per share. The Series 2002 Convertible Preferred Stock has a liquidation preference of $1,000 per share and is convertible in whole or in part, at the holder's option, into the type of equity securities sold by the Company in any subsequent round of equity financing, at the lowest price per share paid by any participant in such financing and upon such other terms and conditions as such securities are sold in such financing. The Series 2002 Convertible Preferred Stock does not have any fixed dividend rate, and does not provide the holders thereof with any voting rights, other than with respect to transactions or actions that would adversely affect the rights, preference, powers and privileges of the Series 2002 Convertible Preferred Stock. Subsequent to year end, the Series 2002 Convertible Preferred Stock was converted into Series D Convertible Preferred Stock in connection with the March Financing described in
         Note 12 below.

         Series C Preferred Stock and Series C Notes
         In September 2002, the Company and Soros entered into an agreement pursuant to which Soros purchased 1,000 shares of the Series C Preferred Stock and promissory notes convertible into Series C Preferred Stock ("Series C Notes") in the aggregate principal amount of $2,000,000, all for the aggregate purchase price of $3,000,000. Each share of Series C Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends (an aggregate of $2,021,000) and (ii) the amount the holder of such share would receive if it were to convert such share into Common Stock immediately prior to the liquidation of the Company. The Series C Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,075.27. In addition, holders of the Series C Preferred Stock have certain pre-emptive rights with respect to future issuances of capital stock by the Company, and have certain antidilution and registration rights with respect to the Common Stock issuable upon conversion of the Series C Preferred Stock. Subsequent to year end, the Series C Convertible Preferred Stock was converted into Series D Convertible Preferred Stock in connection with the March Financing described in Note 12 below.

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

         Rights Offering
         Pursuant to the Second Soros Investment Agreement, on February 7, 2001 the Company offered the public shareholders of the Company, as of February 7, 2001, the right to purchase up to an aggregate of

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         $20 million in Common Stock at $2.34 per share (the "Rights Offering"). The Second Soros Investment Agreement provided for Soros to purchase the difference between $20 million and the amount of Common Stock purchased by the public shareholders in the Rights Offering, up to a total of $10 million, all at the rate of $2.34 per share (the "Standby Commitment"). The Rights Offering was completed on March 26, 2001. The public shareholders subscribed for 6,921 shares in the Rights Offering for aggregate proceeds of approximately $16,000. In accordance with the Second Soros Investment Agreement, Soros purchased 4,273,504 shares of Common Stock of the Company for an aggregate amount of $10 million on March 28, 2001 at a price of $2.34 per share.

         The accompanying consolidated financial statements reflect the conversion of certain notes and the New Note into Series B Preferred Stock at a price of $2.34 per share, after giving effect to the remaining unamortized discount of $302,000 and the conversion of accrued interest on certain notes and New Note of $851,000 through February 5, 2001 into shares of Series B Preferred Stock. The Company recorded a beneficial conversion feature of approximately $5,556,000 in connection with the conversion of certain notes into Series B Preferred Stock. This amount was credited to additional paid-in capital and charged against interest expense in accordance with Emerging Issues Task Force Issue No. 98-5 ("EITF No. 98-5"). In addition, as a result of certain changes made to the terms of the Certificate of Designation for the Series A Preferred Stock in connection with the second closing of the agreement with Soros, the Original Series A Preferred Stock was converted into permanent equity and the conversion price was reduced from $10.50 to $2.34. This resulted in the recording of approximately $7,771,000 to additional paid-in capital. The corresponding charge to accumulated deficit consisted of the following: $5,000,000 was classified as debt discount on the New Note, and charged to interest expense, $2,149,000 was classified as interest expense and $622,000 was assigned to dividends.

         Soros Warrants
         In exchange for the March 2002 Standby Agreement, the Company issued to Soros a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.68 per share (the 20 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance), exercisable at any time until March 27, 2007. The Company accounted for the warrant by crediting additional paid in capital for approximately $157,000.

         In connection with a financing commitment during 2000, Soros provided the Company with the aggregate principal amount of $15 million in convertible debt financing in the form of notes that bore interest at a rate of 8% per annum and were due in May 2001 (the "Soros Notes"). On February 5, 2001, pursuant to the Second Soros Investment Agreement, the Soros Notes were converted into Series B Preferred Stock, as described above. In connection with the Soros Commitment and the issuance of the Soros Notes, the Company granted Soros warrants (the "Soros Warrants") pursuant to which Soros has the right to purchase up to 375,000 shares of Common Stock at an exercise price equal to $2.29 per share, exercisable at any time during the five years following issuance. The Soros Warrants have been valued at $467,000 using the Black-Scholes option pricing model and, accordingly, the Company has recorded the issuance of the warrants as a credit to additional paid in capital and recognized a debt discount, which was amortized over the life of the Notes.

         In addition to the transactions described above and the 296,644 warrants purchased in connection with the June 2002 Financing, the Company issued 160,000 warrants to Soros in connection with the Reimbursement Agreement described more fully in Note 10.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         The following table represents warrants issued to purchase Common Stock as of December 31, 2002:

                Party            Number of Warrants       Exercise Price Range              Expiration Dates
                -----            ------------------       --------------------              ----------------
                Soros                  931,644                $0.88 - $9.08           March 2007 - September 2011

                Lender                 50,000                     $1.34                        March 2006

                Others                 87,500                 $1.34 - $2.34           September 2005 - March 2006

         Stock Option Plan
         The Company's Board of Directors has adopted two stock option plans, one in July 2000 (the "2000 Plan") and the other in May 1997 (the "1997 Plan"). The Plans were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted. Vesting terms of the options range from immediately to a ratable vesting period of four years. The 2000 Plan has 1,500,000 shares authorized for issuance. During 2001, the Company amended the 1997 Plan in order to increase the maximum number of shares that may be granted under the Plan to 12,200,000.

         The following table summarizes the Company's stock option activity:

                                                                        Number             Weighted
                                                                          of               Average
                                                                        Shares          Exercise Price

          Balance at January 1, 2000                                    1,109,150                $10.35
                                                                      -----------
          Options granted                                               3,746,362                 $2.98
          Options canceled                                              (104,627)                 $7.21
          Options exercised                                                     -                 $0.00
                                                                      -----------
          Balance at December 31, 2000                                  4,750,885                 $4.61
          Options granted                                                 321,750                 $1.72
          Options canceled                                              (729,432)                 $5.26
          Options exercised                                                     -                 $0.00
                                                                      -----------
          Balance at December 31, 2001                                  4,343,203                 $4.28

          Options granted                                               5,239,000                 $0.94
          Options canceled                                            (1,073,791)                 $5.26
          Options exercised                                                     -                 $0.00
                                                                      -----------
          Balance at December 31, 2002                                  8,508,412                 $2.27
                                                                      -----------

          Eligible for exercise at December 31, 2000                      644,457                 $7.23
                                                                      -----------
          Eligible for exercise at December 31, 2001                    2,069,120                 $4.78
                                                                      -----------
          Eligible for exercise at December 31, 2002                    3,612,420                 $3.59
                                                                      -----------

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         The stock options are exercisable in different periods through 2011. Additional information with respect to the outstanding options as of December 31, 2002, is as follows:


                          Options Outstanding                                           Options Exercisable
                  ------------------------------------             ------------    ----------------------------
                                                  Weighted           Weighted                         Weighted
             Range of                             Average             Average                          Average
             Exercise          Options           Remaining           Exercise         Options         Exercise
              Prices         Outstanding      Contractual Life         Price        Exercisable         Price

          $0.69 - $0.95          4,968,750       9.96 Years              $0.91          805,666           $0.91
          $1.01 - $2.94          1,974,512       7.85 Years              $2.57        1,536,528           $2.62
          $3.06 - $5.22          1,054,750       7.59 Years              $3.15          835,318           $3.17
          $8.34 - $10.97            85,750       6.61 Years              $9.35           73,698           $9.37
          $11.22 - $12.34          235,500       6.97 Years             $11.47          176,805          $11.47
          $13.81 - $16.60          189,150       6.10 Years             $15.48          184,405          $15.48
                               ------------                                         ------------
          $0.69 - $16.60         8,508,412       8.98 Years              $2.27        3,612,420           $3.59

         The Company does not recognize compensation expense for stock options granted to employees and directors at or above fair market value, in accordance with APB No. 25. The fair value of options granted to employees during 2002, 2001 and 2000 was approximately $4.0 million, $448,000 and $7.8 million, respectively. The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123.

         The following assumptions were used in applying the model:

                                                                    Year ended December 31,
                                                  ------------------------------------------------------
                                                        2002               2001               2000
         Risk-free interest rates                    3.47 - 5.29%       4.42 - 5.27%      5.16 - 6.81%
         Expected lives (in years)                        6                  6                 6
         Dividend yield                                  0%                 0%                 0%
         Expected volitility                            164%               119%               80%

         As of December 31, 2002, the Company has reserved an aggregate of 39,101,899 shares of Common Stock for the conversion of Preferred Stock, the exercise of Stock Options and Warrants.

9.       Notes Payable to Shareholders

         Long-Term
         On December 15, 2001, the Company issued a promissory note in the amount of $182,000 to Soros, in exchange for services provided during the course of the year. The Note bears interest at 9% per annum and has a maturity date of December 15, 2004.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         Series C Notes
         Interest on the Series C Notes (described in Note 8 above) accrues at an annual rate equal to 3% on a cumulative, compounding basis and was payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The outstanding principal amount of the Series C Notes and all accrued and unpaid interest was payable in full no later than March 26, 2003. The principal amount and interest accrued on the Series C Notes were convertible into Series C Preferred Stock, at the option of the holder and at any time at the rate of $1,000 per share. The Company's obligations under the Series C Notes are subordinated to its obligations under the Rosenthal Financing Agreement although such subordination does not effect Soros's conversion rights with respect to the Series C Notes. Subsequent to year end, the Series C Notes were repaid. See Note 12 below.

10.      Financing Agreement

         The Company has a Financing Agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal provides the Company with certain credit accommodations, including loans and advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility"). During fiscal 2002, the maximum amount available under the Loan Facility did not exceed $2.5 million.

         The Financing Agreement was amended in December 2002 and March 2003 to:
         (i) extend the term until June 30, 2004; (ii) increase the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee plus the lower of (x) $2 million (instead of the prior $1 million), (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory; (iii) increased the tangible net worth requirement to $5,000,000 from $1,500,000; (iv) redefine the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002), (v) increase the working capital requirement to $4,000,000 from $3,500,000; (vi) increase the annual fee the Company pays Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) require the Company to maintain a cash balance of at least $250,000 and; (viii) require Soros to increase from $1.5 million to $2.0 million the amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help collateralize the Loan Facility and extend the term of the Soros Guarantee to November 15, 2004 from November 15, 2003. In consideration for Soros' agreement to maintain the Soros Guarantee until November 15, 2004, the Company issued to Soros a warrant to purchase 25,000 shares of our Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013.

         As of December 31, 2002, the Company had approximately $2.5 million available under the Loan Facility. Of the total amount available under the Loan Facility as of December 31, 2002, approximately $2.2 million had been committed, leaving approximately $300,000 available against the Loan Facility. The Company pays interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1% (at December 31, 2002 - 5.25%). For the period ended December 31, 2002 and 2001, interest expense and fees totaled approximately $91,000 and $26,000 respectively. As of March 17, 2003, after giving effect to the amendment, the maximum availability under the Loan Facility was approximately $3.7 million of which $2.1 million was committed, leaving approximately $1.6 million available against the Loan Facility.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         In addition to the annual facility fee of $30,000, we also pay Rosenthal certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open.

         Rosenthal Warrants
         In consideration for the Loan Facility, among other things, the Company granted to Rosenthal a first priority lien on substantially all of its assets, including control of all of its cash accounts upon an event of default and certain of its cash accounts in the event that the total amount of monies loaned to the Company under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility for more than 10 days. Upon inception of the Loan Facility in March 2001, the Company issued to Rosenthal a warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.34, exercisable for five years. The Company valued the warrant using the Black-Scholes option pricing model and amortized the amount over the life of the Loan Facility. In March 2002, when the agreement was amended and as partial consideration for the amendment, the Company extended the termination date of the warrant it issued to Rosenthal on March 30, 2001 to purchase 50,000 shares of its Common Stock at an exercise price of $2.34 per share from March 30, 2006 to March 30, 2007. The Company revalued the warrant as of the new measurement date, using the Black-Scholes option pricing model and credited additional paid in capital for $80,000. This amount was amortized over the remaining life of the Loan Facility.

         Soros Warrants in Connection with Loan Facility
         In consideration for the Soros Guarantee, the Company agreed to reimburse Soros for any amounts it pays to Rosenthal pursuant to the Soros Guarantee and granted to Soros a lien (the "Soros Lien") subordinated to the Rosenthal Lien on substantially all of the Company's assets, including its cash balances, in order to collateralize its reimbursement obligations. In connection with the Reimbursement Agreement, the Company issued to Soros a warrant (the "Soros Upfront Warrant") to purchase 100,000 shares of Common Stock at an exercise price equal to $0.88 per share, exercisable for ten years beginning on September 16, 2001. The Company accounted for the warrant in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14") and credited additional paid in capital for approximately $74,000. This amount was amortized over the initial life of the Loan Facility. In exchange for Soros' agreement to maintain the Soros Guarantee until November 15, 2003, the Company issued to Soros a warrant to purchase 60,000 shares of its Common Stock at an exercise price of $1.66 per share (the 20 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance), exercisable at any time until March 30, 2007. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid in capital for $98,000. This amount is being amortized over the life of the Loan Facility.

         Subject to certain conditions, if the Company defaults on any of its obligations under the Loan Facility, Rosenthal has the right to draw upon the Soros Guarantee to satisfy any such obligations. If and when Rosenthal draws on the Soros Guarantee, pursuant to the terms of the Reimbursement Agreement, the Company would have the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros Guarantee plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Soros Guarantee during the continuance of a default under the Loan Facility or at any time that the total amount outstanding exceeds 90% of the Soros Guarantee, the Company will be required to issue to Soros a warrant (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average of the closing price of its Common Stock on the ten days preceding the date of issuance of such warrant. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of the Company's Common Stock on the ten days preceding the ten days after the date of issuance.

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         Under the terms of the Loan Facility, Soros has the right to purchase all of the Company's obligations from Rosenthal at any time during its term (the "Buyout Option"). With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Soros Guarantee as consideration to Soros for the purchase of such obligation.

11.      Quarterly Results of Operations (Unaudited)

         Amounts in thousands, except per share data

                                                        Quarter Ended
                   2002              March 31        June 30      September 30  December 31

         Net Revenues                 $ 7,646        $ 6,799        $ 6,305        $ 9,856
                                      -------        -------        -------        -------
         Gross Profit                 $ 2,500        $ 2,407        $ 2,073        $ 3,055
                                      -------        -------        -------        -------
         Net Loss                     $(1,065)       $(1,519)       $(2,235)       $(1,660)
                                      -------        -------        -------        -------

         (Loss) per common share -
            basic and diluted         $ (0.18)       $ (1.27)       $ (0.76)       $ (0.22)
                                      -------        -------        -------        -------

                                                        Quarter Ended
                   2001              March 31       June 30      September 30  December 31
         Net Revenues                $  4,646       $  5,285       $  5,113       $  7,906
                                     --------       --------       --------       --------
         Gross Profit                $  1,283       $  1,724       $  1,459       $  2,530
                                     --------       --------       --------       --------
         Net Loss                    $(17,031)      $ (4,168)      $ (2,428)      $ (1,379)
                                     --------       --------       --------       --------

         (Loss) per common share -
            basic and diluted        $  (3.57)      $  (0.52)      $  (0.33)      $  (0.22)
                                     --------       --------       --------       --------

                                                          Quarter Ended
                  2000               March 31       June 30      September 30  December 31
         Net Revenues                 $ 3,736        $ 4,560        $ 3,455        $ 5,761
                                      -------        -------        -------        -------
         Gross Profit                 $   668        $   843        $   560        $ 1,423
                                      -------        -------        -------        -------
         Net Loss                     $(5,667)       $(5,301)       $(4,781)       $(5,360)
                                      -------        -------        -------        -------

         (Loss) per common share -
            basic and diluted         $ (1.19)       $ (1.12)       $ (1.01)       $ (1.13)
                                      -------        -------        -------        -------

12.      Subsequent Events

          January 2003 Financing
          In January 2003 the Company issued to Soros $1 million of demand convertible promissory notes that bore interest at a rate of 8% per annum and had a maturity date of July 28, 2003 ("January 2003 Financing") and warrants to purchase 25,000 shares of its common stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share. The promissory notes together with any accrued interest were convertible into equity securities that the Company might issue in any subsequent round of financing, at the holder's option, at a price that was equal to the lowest price per share accepted by any investor in such subsequent round of financing. Interest on the notes was payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The outstanding principal amount of the notes and all accrued and unpaid interest was payable in full no later than July 28, 2003. These

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

          notes were converted into Series D Preferred Stock in connection with the March 2003 Financing defined below.

          March 2003 Financing
          In March 2003, the Company entered into an agreement with Soros pursuant to which Soros: (i) provided $2 million of new capital by purchasing 2,000 shares of Series D Preferred Stock, (ii) converted the promissory notes issued to it in the January 2003 Financing and all of its Series 2002 Preferred Stock into 3,109.425 shares of Series D Preferred Stock and (iii) purchased 2,027.123 additional shares of Series D Preferred Stock for approximately $2 million, with such $2 million in additional proceeds being retained by Soros as payment in full of the Company's obligations under the demand promissory notes issued to Soros in September 2002 (the "March 2003 Financing").

          Each share of Series D Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends or (ii) the amount the holder of such shares would receive if it were to convert such shares into Common Stock immediately prior to the liquidation of the Company. The Series D Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,315.79. The conversion price of the Series D Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series D Preferred Stock conversion price in the future, the conversion price of the Series D Preferred Stock would be decreased so that it would equal the conversion price of the new security or the price at which shares of common stock are sold, as the case may be. However, to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time, until such time as such conversion provisions are approved by the Company's stockholders, the total number of shares of Common Stock issuable upon conversion of the Series D Preferred Stock may not exceed 2,204,803 shares (which represents approximately 19.99% of the Company's currently outstanding Common Stock), regardless of any adjustment to the Series D Preferred Stock conversion price.

          Beginning on November 13, 2004, the Company is entitled to redeem all, but not less than all, of the outstanding Series D Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the market price of the Common Stock on the date of the initial issuance of the Series D Preferred Stock. Dividends accrue on the Series D Preferred Stock at an annual rate equal to 12% of the face value and are payable only upon conversion or redemption of the Series D Preferred Stock or upon the liquidation of the Company. The Series D Preferred Stock votes on an as converted basis, except with respect to approval of the conversion provisions of the Series D Preferred Stock or any equity securities issued in connection with the fund of the 2003 Standby Commitment Amount, as defined below.

          Additionally, Soros agreed to provide the Company with up to $1 million in additional financing (the "2003 Standby Commitment Amount") on a standby basis at any time prior to January 1, 2004, provided that the Company's cash balances are less than $1 million (the "2003 Standby Commitment.") Such financing can be made in one or more tranches as determined by the members of the Company's Board of Directors who are not Soros designees, and any and all draws against the 2003 Standby Commitment Amount shall be effected through the purchase of newly-designated shares of Series E Preferred Stock on terms and conditions substantially identical to the Series D Preferred Stock, except that: (1) the conversion price of the Series E Preferred Stock will be the lower of (a) the average closing price of the Common Stock on the Nasdaq SmallCap Market for the ten trading days preceding the issuance of the Series E Preferred Stock and (b) $0.76; and (2) the Series E Preferred Stock will not be convertible

Bluefly, Inc.
Notes to Consolidated Financial Statements
December 31, 2002
--------------------------------------------------------------------------------

         into Common Stock (and will not be entitled to vote with the Common Stock on matters submitted to a vote of the holders of the Common Stock) until such time as the Company's stockholders approve the conversion rights of the Series E Preferred Stock to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time. Subject to certain limitations, the 2003 Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 12, 2003. To the extent that a drawdown on the 2003 Standby Commitment Amount results in the conversion price of the Series E Preferred Stock being less than $0.76, Soros has agreed to waive its right to readjust the conversion price on the Series B, C and D Preferred Stock in connection with the issuance of the Series E Preferred Stock.

         As a result of the March 2003 Financing, the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, all of which is held by Soros, automatically decreased from $0.93 to $0.76 per share. In accordance with EITF 00-27, the reduction in the conversion price of the Series C Preferred Stock will result in us recording a beneficial conversion feature in the approximate amount of $225,000. This non-cash charge, which is analogous to a dividend, will result in an adjustment to the Company's computation of Loss Per Share, in the first quarter of 2003.

         Nasdaq
         On March 11, 2003, the Company was advised by the Nasdaq Stock Market, Inc. ("Nasdaq") that it no longer in compliance with Nasdaq's continued listing requirements (the "Listing Requirements") because shares of its Common Stock have closed at a per share price of less than $1.00 for at least 30 days and that, if the Company is unable to achieve compliance with the Listing Requirements by September 8, 2003, the Nasdaq Staff will determine whether the Company meets certain of the initial listing criteria of the Nasdaq SmallCap Market. In the event that the Company meets such initial listing criteria, the Company will be granted an additional 180-day grace period to regain compliance. In order to regain compliance, shares of the Company's Common Stock would need to close at a price of $1.00 or more for at least ten consecutive trading days. In the event that the Company does not regain compliance within the requisite time period, it intends to appeal any delisting. However, no assurance can be provided that any such appeal will be successful.

Item 9. Changes in and disagreements with Accountants on Accounting and Financial Disclosure

None.

                                    PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16 (a) of the Exchange Act

Our executive officers and directors, and their ages and positions are as follows:

       Name                          Age    Position
       ----                          ---    --------
       E. Kenneth Seiff              38     Chairman of the Board of Directors, Chief Executive Officer,
                                            President and Treasurer
       Patrick C. Barry              40     Chief Financial Officer and Chief Operating Officer
       Jonathan B. Morris            35     Executive Vice President and Secretary
       Robert G. Stevens             49     Director
       Josephine Esquivel            47     Director
       Alan Kane                     60     Director
       Martin Miller                 71     Director
       Neal Moszkowski               37     Director
       David Wassong                 32     Director

E. Kenneth Seiff, our founder, has served as our Chairman of the Board, Chief Executive Officer and Treasurer since its inception in April 1991. He assumed the additional role of President of the Company in October 1996.

Patrick C. Barry served as an Executive Vice President from July 1998 to September 2000 and as our Chief Financial Officer since August 1998. In September 2000, Mr. Barry assumed the role of Chief Operating Officer and has served us in that capacity since such time. From June 1996 to July 1998, Mr. Barry served as the Chief Financial Officer and the Vice President of Operations of Audible, Inc., an Internet commerce and content provider. From March 1995 to June 1996, Mr. Barry was the Chief Financial Officer of Warner Music Enterprises, a direct marketing subsidiary of Time Warner, Inc. From July 1993 to March 1995, Mr. Barry served as Controller of Book-of-the-Month Club, a direct marketing subsidiary of Time Warner, Inc.

Jonathan B. Morris has served as an Executive Vice President and Secretary since June 1998. From November 1995 to June 1998, Mr. Morris was an attorney with Brown, Raysmann, Millstein, Felder & Steiner LLP, a New York based law firm that specializes in Internet and technology law. From September 1993 to November 1995, Mr. Morris was an attorney with Mudge, Rose, Guthrie, Alexander & Ferdon.

Robert G. Stevens has served as a director since December 1996. From December 1999 to May 2002, Mr. Stevens also served as an Executive Vice President. Since May 2002, Mr. Stevens has been the President of Growth Insight, Inc. ("Growth Insight"), a consulting firm that specializes in developing growth strategies. From December 1994 to December 1999, Mr. Stevens was a Vice President of Mercer Management Consulting, Inc. ("Mercer"), a management consulting firm. From November 1992 to December 1994, Mr. Stevens was a Principal at Mercer.

Josephine Esquivel was appointed as a director in June 2001. Ms. Esquivel was a senior apparel, textiles, footwear and luxury goods equity analyst with Morgan Stanley Dean Witter from February 1995 until April 2001. From June 1987 to February 1995, Ms. Esquivel was a Senior Vice President at Lehman Brothers, and from August 1983 to June 1987, she was a Business Manager for the textile Company J.P. Stevens & Co.

Alan Kane was appointed a director in August 2002. Since September 1997, Mr. Kane has been the professor of retailing at the Columbia University Graduate School of Business. Before joining the Columbia Business School, Mr. Kane spent 28 years in the retailing industry.

Martin Miller has served as a director since July 1991. Since October 1997, Mr. Miller has been a partner in the Belvedere Fund, L.P., a fund of hedge funds. From September 1986 to October 1997, Mr. Miller was President and a director of Baxter International, Inc., a New York based apparel wholesaler. From January 1990 to April 1996, Mr. Miller was Chairman of Ocean Apparel, Inc., a Florida based sportswear firm.

Neal Moszkowski has served as a director since August 1999 and is the Series A Preferred Stock designee. Mr. Moszkowski has been a partner of Soros Private Equity Partners LLC ("Soros Private Equity") since August 1998. Prior to joining Soros Private Equity, Mr. Moszkowski was an Executive Director of Goldman Sachs International and a Vice President of Goldman, Sachs & Co., an investment banking firm, in its Principal Investment Area. He joined Goldman, Sachs & Co. in August 1993. Mr. Moszkowski is also a Director of Integra Life Sciences Holdings, Inc., a medical products company, Medicalogic/Medscape, Inc., a medical data, information and technology company and Jet Blue Airways Corporation.

David Wassong has served as a director since February 2001 and is the Series B Preferred Stock designee. Mr. Wassong has been a partner of Soros Private Equity since June 1998. Prior to joining Soros Private Equity, from July 1997 to June 1998, Mr. Wassong was Vice President, and previously Associate, at Lauder Gaspar Ventures, LLC, a media, entertainment and telecommunications-focused venture capital fund. From September 1995 to June 1997, Mr. Wassong attended the Wharton School, The University of Pennsylvania, and received his Masters in Business Management.

The Board of Directors has established an Audit Committee ("Audit Committee") comprised of Martin Miller, Alan Kane and Josephine Esquivel. The Audit Committee is responsible for the appointment of the our outside accountants/auditors, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions.

The Board of Directors has also established an Option Plan/Compensation Committee ("Compensation Committee") consisting of Neal Moszkowski and Martin Miller. The Compensation Committee administers our 1997 Stock Option Plan (the "1997 Plan") and our 2000 Stock Option Plan (the "2000 Plan" and together with the 1997 Plan the "Plans"), establishes the compensation levels for executive officers and key personnel and oversees our bonus plans.

In October 2001, the Board of Directors also established a Technology Committee (the "Technology Committee") to approve any plan, agreement, instrument or document it deems necessary, appropriate or desirable to reduce our technology expenses while preserving the reliability and performance of our technology infrastructure. The Technology Committee consists of Neal Moszkowski and David Wassong.

Our executive officers are appointed annually by, and serve at the discretion of, the Board of Directors. Each director holds office as a director until our next annual meeting of stockholders or until his or her successor has been duly elected and qualified. There are no family relationships among any of our executive officers or directors.

We maintain a "key person" life insurance policy in the amount of $1.2 million on the life of Mr. Seiff.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Corporation with copies of all such reports. To our knowledge, based solely on a review of copies of such reports furnished to us, we believe that during the 2002 fiscal year all Reporting Persons complied with all applicable Section 16(a) reporting requirements, except that the initial Form 3 of Alan Kane was inadvertently filed late, but was filed on October 31, 2002.

Item 11.  Executive Compensation

Compensation of Directors

Our independent, outside non-employee directors are paid a cash stipend of $500 for each board or committee meeting attended in person and are reimbursed for expenses incurred on our behalf. Each non-employee director receives an option to purchase 3,750 shares of Common Stock under the 1997 Plan at the time that such director is appointed and an annual grant of an option to purchase 3,750 shares of Common Stock under the 1997 Plan.

Compensation of Executive Officers

The following table sets forth information concerning the compensation paid by us during the fiscal years ended December 31, 2002, 2001 and 2000 to our Chief Executive Officer and our three other executive officers who received total compensation from us in excess of $100,000 in the year 2002 (the "Named Executive Officers").

                                                                                                              Long Term
                                                                   Annual Compensation                       Compensation
                                                      -----------------------------------------------      -----------------

                                                                                                              Securities
                                                                                      Other Annual            Underlying
Name and Principal Position                   Year     Salary           Bonus         Compensation             Options
---------------------------                   ----    --------         -------        ------------             --------
E. Kenneth Seiff                              2002    $274,999          $50,000(7)       $3,782               1,000,000(2)
Chief Executive Officer, President            2001    $267,308          $81,750(6)       $1,000                   --
     and Treasurer                            2000    $250,367          $50,000          $1,000                 980,000(1)(3)

Patrick C. Barry                              2002    $224,999          $35,000(7)       $  590               1,000,000(2)
Chief Financial Officer and Chief             2001    $249,039(4)       $44,000(6)       $  590                   --
          Operating Officer                   2000    $200,433(4)       $    --          $  590                 489,912(2)(3)

Jonathan B. Morris                            2002    $224,369          $35,000(7)       $  330               1,000,000(2)
Executive Vice President                      2001    $249,039(4)       $40,000(8)       $  330                   --
                                              2000    $200,433(4)       $    --          $  330                 490,000(2)(3)

Robert G. Stevens(5)                          2002    $153,355          $    --          $   --                   --
Executive Vice President                      2001    $249,039(4)       $40,000(8)       $   --                   --
                                              2000    $168,000          $    --          $   --                 490,000(2)(3)

(1) Options granted at an exercise price equal to 110% of the fair market value on the date of grant.
(2) Options granted at an exercise price equal to 100% of the fair market value on the date of grant.
(3) Represents options granted during fiscal year 2000 for services performed in fiscal 2000.
(4)  Includes amounts paid pursuant to retroactive salary adjustments.
(5) Mr. Stevens' position as an executive officer of the Company terminated in May 2002.
(6)  Represents amounts earned in 2001, but paid in fiscal 2002.
(7)  Represents amounts earned but not yet paid.
(8)  Represents amounts earned in 2001, but paid in fiscal 2002 and 2003.

Employment Agreements

We have entered into employment agreements with each of the Named Executive Officers who is currently employed by us. Each such employment agreement provides for a base salary, subject to increase by the Compensation Committee, and an annual bonus to be determined by the Compensation Committee. Mr. Seiff's annual base salary is $275,000, and the annual base salary of Messrs. Barry and Morris is $225,000. Prior to the termination of his employment agreement in May 2002, Mr. Steven's annual base salary was $225,000. The employment agreement for each of Messrs. Seiff, Morris, and Barry terminates on June 30, 2005, unless we fail to provide notice of our desire not to renew such agreement at least 90 days prior to the end of the term of such agreement in which case the employment agreement shall automatically renew for a successive one-year term.

Each such employment agreement obligates the Company to make certain severance payments equal to six months' salary in connection with a termination by the Company of such Named Executive Officer's employment, other than for cause, and also provides for the immediate vesting of any stock options held by such Named Executive Officer under such circumstances. Each such employment agreement also provides for the immediate vesting of any stock options held by such Named Executive Officer upon the occurrence of certain events classified as a "Change In Control". In addition, each such employment agreement provides that upon the occurrence of certain events classified as a "Change of Control" in which cash, securities or other consideration is paid or payable, or otherwise to be distributed directly to the Company's stockholders, each such Named Executive shall receive a bonus equal to a percentage of the proceeds received by the Company's stockholders.

Option Grants in Last Fiscal Year

The following table contains information concerning the grant of stock options under the Plan to the Named Executives Officers during the fiscal year ended December 31, 2002:

                                                         Individual Grants
                                                         -----------------

                                                                   of Total Options
                                     Number of Securities             Granted to
                                      Underlying Options             Employees in           Exercise or
      Name                                Granted (#)               Fiscal Year (%)         Base Price ($)    Expiration Date
      ----                                -----------               ---------------         --------------    ---------------
      E. Kenneth Seiff                      790,000                     15.1%                  $0.91             12/26/12
                                            210,000                     4.0%                   $0.91             12/26/12

      Patrick C. Barry                      790,000                     15.1%                  $0.91             12/26/12
                                            210,000                     4.0%                   $0.91             12/26/12

      Jonathan B. Morris                    790,000                     15.1%                  $0.91             12/26/12
                                            210,000                     4.0%                   $0.91             12/26/12

The Company does not currently grant stock appreciation rights.

Option Holdings

 The following table sets forth information with respect to the Named Executive Officers concerning the number and value of unexercised options held at December 31, 2002. None of the Named Executive Officers exercised any outstanding options during the fiscal year ended December 31, 2002.

                                           Securities Underlying Unexercised            Value of Unexercised In-the-Money
                                            Options at December 31, 2002 (#)           Options at December 31, 2002 ($)(1)
                                            --------------------------------           -----------------------------------
           Name                             Exercisable         Unexercisable         Exercisable           Unexercisable
           ----                             -----------         -------------         -----------           --------------
           E. Kenneth Seiff                  1,122,013             982,988             $ 410,000              $ 1,230,000
           Patrick C. Barry                   784,155              860,757             $ 410,000              $ 1,230,000
           Jonathan B. Morris                 784,219              860,782             $ 410,000              $ 1,230,000
           Robert G. Stevens(2)               188,250                --                $ 287,000              $      0

         (1)Represents the value of unexercised, in-the-money stock options at December 31, 2002, using the $1.64 closing price of the Common Stock on that date.

         (2) Mr. Stevens' position as an executive officer of the Corporation terminated in May 2002.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Common Stock

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of March 17, 2003, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                                        Number of Shares
     Name (1)                                                                          Beneficially Owned    Percentage (2)
     --------                                                                          ------------------    --------------
     E. Kenneth Seiff                                                                      1,735,157(3)(4)       14.16%
     Josephine Esquivel                                                                        7,500(5)             *
     Alan Kane                                                                                    --                *
     Martin Miller                                                                            27,500(6)(7)          *
     Neal Moszkowski (8)                                                                      15,000(9)             *
     David Wassong (8)                                                                         7,500(10)            *
     Robert G. Stevens                                                                       221,189(11)          1.97%
     Patrick C. Barry                                                                        842,973(12)          7.11%
     Jonathan B. Morris                                                                      850,912(13)          7.17%
     SFM Domestic Investments                                                              1,535,250(14)         12.39%
     Quantum Industrial Partners LDC                                                      46,914,115(15)(18)     89.10%
     George Soros                                                                         48,449,365(16)(18)     89.70%
     All directors and executive officers as a group (9 persons)                           3,707,731(17)         26.16%

________________
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3)     Includes 3,000 shares of Common Stock held by Nicole Seiff, the wife of
        E. Kenneth Seiff, as to which Mr. Seiff disclaims beneficial ownership.
(4) Includes 1,230,000 shares of Common Stock issuable upon exercise of options granted under the Plan.
(5) Includes 7,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(6) Includes 24,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(7) Includes 3,000 shares of Common Stock held by Madge Miller, the wife of Martin Miller, as to which Mr. Miller disclaims beneficial ownership.
(8) Messrs. Moszkowski and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock, respectively. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Common Stock beneficially owned by George Soros, SFMDI and QIP (as defined in notes
        (14) and (15) below) and none of such shares are included in the table above as being beneficially owned by them.
(9) Includes 15,000 shares of Common Stock issuable upon exercise of options granted under the Plan.
(10) Includes 7,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(11) Includes 188,250 shares of Common Stock issuable upon exercise of options granted under the Plan.
(12) Includes 837,973 shares of Common Stock issuable upon exercise of options granted under the Plan.
(13) Includes 838,049 shares of Common Stock issuable upon exercise of options granted under the Plan.
(14) Represents: 124,701 shares of Common Stock issuable upon conversion of 14,590 shares of Series A Preferred Stock;

        867,068 shares of Common Stock issuable upon conversion of 281,571 shares of Series B Preferred Stock; 41,710 shares of Common Stock issuable upon conversion of 31.7 shares of Series C Preferred Stock; 297,669 shares of Common Stock issuable upon conversion of 226.229 shares of Series D Preferred Stock; 172,995 shares of Common Stock; 31,107 shares of Common Stock issuable upon exercise of warrants (the "SFMDI Shares") held in the name of SFM Domestic Investments LLC ("SFMDI"). SFMDI is a Delaware limited liability company. As sole managing member of SFMDI, George Soros ("Mr. Soros") may also be deemed the beneficial owner of the SFMDI Shares. The principal address of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(15) Represents: 3,806,923 shares of Common Stock issuable upon conversion of 445,410 shares Series A Preferred Stock; 26,502,970 shares of Common Stock issuable upon conversion of 8,607,843 shares of Series B Preferred Stock; 1,274,078 shares of Common Stock issuable upon conversion of
        968.3 shares of Series C Preferred Stock; 9,092,525 shares of Common Stock issuable upon conversion of 6,910.319 shares of Series D Preferred Stock; 5,287,082 shares of Common Stock; 950,537 shares of Common Stock issuable upon exercise of options and warrants (collectively, the "QIP Shares") held in the name of Quantum Industrial Partners LDC ("QIP"). QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIH Management Investor L.P., a Delaware limited partnership ("QIHMI"), is a minority shareholder of QIP and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management, LLC., a Delaware limited liability company ("QIH Management"). Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with Soros Fund Management LLC, a Delaware limited liability company ("SFM LLC"), pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIP, QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be the beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(16)    See (14) and (15) above
(17) Includes 3,148,772 shares of Common Stock issuable upon exercise of options granted under the Plan.
(18)    See, "Risk Factors - Soros Owns a Majority of Our Stock."

Series A Preferred Stock

The following table sets forth certain information with respect to the beneficial ownership of the Series A Preferred Stock of the Company as of March 17, 2003, for (i) each person who is known by the Company to own beneficially more than 5% of the Series A Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                                        Number of Shares
     Name (1)                                                                          Beneficially Owned    Percentage (2)
     --------                                                                          ------------------    --------------
     E. Kenneth Seiff                                                                            -                -
     Josephine Esquivel                                                                          -                -
     Mark H. Goldstein                                                                           -                -
     Alan Kane                                                                                   -                -
     Neal Moszkowski (3)                                                                         -                -
     David Wassong (3)                                                                           -                -
     Robert G. Stevens                                                                           -                -
     Patrick C. Barry                                                                            -                -
     Jonathan B. Morris                                                                          -                -
     Quantum Industrial Partners LDC                                                     445,410(4)(6)          96.8%
     George Soros                                                                        460,000(5)(6)         100.0%
     All directors and executive officers as a group (9 persons)                                 -                -

________________
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the Series A Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the QIP Shares held in the name of QIP. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. QIHMI is a minority shareholder of QIP and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP A Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) the SFMDI Shares held in the name of SFMDI and (ii) the QIP Shares referenced in Note 4 above. As sole managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors -Change of Control Covenant and Liquidation Preference of Preferred Stock."

Series B Preferred Stock

The following table sets forth certain information with respect to the beneficial ownership of the Series B Preferred Stock of the Company as of March 17, 2003, for (i) each person who is known by the Company to own beneficially more than 5% of the Series B Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                                        Number of Shares
     Name (1)                                                                          Beneficially Owned    Percentage (2)
     --------                                                                          ------------------    --------------
     E. Kenneth Seiff                                                                           -                 -
     Josephine Esquivel                                                                         -                 -
     Alan Kane                                                                                  -                 -
     Martin Miller                                                                              -                 -
     Neal Moszkowski (3)                                                                        -                 -
     David Wassong (3)                                                                          -                 -
     Robert G. Stevens                                                                          -                 -
     Patrick C. Barry                                                                           -                 -
     Jonathan B. Morris                                                                         -                 -
     Quantum Industrial Partners LDC                                                    8,607,843 (4)(6)         96.8%
     George Soros                                                                       8,889,414 (5)(6)        100.0%
     All directors and executive officers as a group (9 persons)                                -                 -

________________
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series B Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the QIP Shares held in the name of QIP. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP B Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) the SFMDI Shares held in the name of SFMDI and (ii) the QIP Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

Series C Preferred Stock

The following table sets forth certain information with respect to the beneficial ownership of the Series C Preferred Stock of the Corporation as of March 17, 2003, for (i) each person who is known by the Corporation to own beneficially more than 5% of the Series C Preferred Stock of the Corporation,
(ii) each of the Corporation's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                                               Number of Shares
     Name (1)                                                                 Beneficially Owned          Percentage (2)
     --------                                                                 ------------------          --------------
     E. Kenneth Seiff                                                                 -                         -
     Josephine Esquivel                                                               -                         -
     Alan Kane                                                                        -                         -
     Martin Miller                                                                    -                         -
     Neal Moszkowski (3)                                                              -                         -
     David Wassong (3)                                                                -                         -
     Robert G. Stevens                                                                -                         -
     Patrick C. Barry                                                                 -                         -
     Jonathan B. Morris                                                               -                         -
     Quantum Industrial Partners LDC                                            968.3(4)(6)                   96.8%
     George Soros                                                             1,000.0(5)(6)                   100.0%
     All directors and executive officers as a group (9 persons)                      -                         -

________________
*Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.

(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series C Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the QIP Shares held in the name of QIP. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP C Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 31.7 shares of Series C Preferred Stock held in the name of SFMDI (the "SFMDI C Shares") and (ii) the QIP C Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors -Change of Control Covenant and Liquidation Preference of Preferred Stock."

Series D Preferred Stock

The following table sets forth certain information with respect to the beneficial ownership of the Series D Preferred Stock of the Corporation as of March 17, 2003, for (i) each person who is known by the Corporation to own beneficially more than 5% of the Series D Preferred Stock of the Corporation,
(ii) each of the Corporation's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                                               Number of Shares
     Name (1)                                                                 Beneficially Owned          Percentage (2)
     --------                                                                 ------------------          --------------
     E. Kenneth Seiff                                                                  -                         -
     Josephine Esquivel                                                                -                         -
     Alan Kane                                                                         -                         -
     Martin Miller                                                                     -                         -
     Neal Moszkowski (3)                                                               -                         -
     David Wassong (3)                                                                 -                         -
     Robert G. Stevens                                                                 -                         -
     Patrick C. Barry                                                                  -                         -
     Jonathan B. Morris                                                                -                         -
     Quantum Industrial Partners LDC                                             6,910.319(4)(6)               96.8%
     George Soros                                                                7,136.548(5)(6)              100.0%
     All directors and executive officers as a group (9 persons)                       -                         -

________________
*Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series D Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the QIP Shares held in the name of QIP. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curcao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP D Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 226.229 shares of Series D Preferred Stock held in the name of SFMDI (the "SFMDI D Shares") and (ii) the QIP D Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI D Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors -Change of Control Covenant and Liquidation Preference of Preferred Stock."

Item 13.  Certain Relationships and Related Transactions

Transactions with Soros Relating to the Loan Facility

In connection with the Loan Facility, we entered into a Reimbursement Agreement with Soros pursuant to which Soros issued the Soros Guarantee (as of December 31, 2002, in the amount of $1.5 million) in favor of Rosenthal to guarantee a portion of the Company's obligations under the Loan Facility, we agreed to reimburse Soros for any amounts it pays to Rosenthal pursuant to such guarantee and we granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. By amendment to the Reimbursement Agreement, on March 17, 2003, the amount of the Soros Guarantee was increased to $2.0 million. In March 2003, the expiration date of the Loan Facility was extended to June 30, 2004. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Loan Facility."

In consideration for the issuance of the Soros Guarantee in March 2001, pursuant to the Reimbursement Agreement we issued to Soros a warrant to purchase 100,000 shares of our Common Stock at an exercise price equal to $0.88 per share, exercisable at any time prior to September 15, 2011. In consideration for Soros' agreement to maintain the $1.5 million standby letter of credit until initially August 15, 2003 and subsequently until November 15, 2003, we issued to Soros, in March 2002, a warrant to purchase 60,000 shares of our Common Stock at an exercise price equal to $1.66 per share (the 20 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 30, 2007. By amendment to the Reimbursement Agreement, on March 17, 2003, the amount of the Soros Guarantee was increased to $2 million and Soros agreed to maintain the Soros Guarantee until November 15, 2004. In consideration for Soros' agreement to maintain the Soros Guarantee until November 15, 2004, we issued to Soros a warrant to purchase 25,000 shares of our Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013.

Subject to certain conditions, if we default on any of our obligations under the Loan Facility, Rosenthal has the right to draw upon the Soros Guarantee to satisfy any such obligations. If and when Rosenthal draws on the Soros Guarantee, pursuant to the terms of the Reimbursement Agreement, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros Guarantee plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Soros Guarantee during the continuance of a default under the Loan Facility or at any time that the total amount outstanding under the Loan Facility exceeds 90% of the Soros Guarantee, we will be required to issue to Soros a Contingent Warrant to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average of the closing price of our Common Stock on the ten days preceding the date of issuance of such warrant. Each

Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of our Common Stock on the ten days preceding the ten days after the date of issuance.

Under the Loan Facility, Soros has the right to purchase all of our obligations from Rosenthal at any time during its term. With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Soros Guarantee as consideration to Soros for the purchase of such obligations.

Financing Transactions with Soros

March 2002 Standby Commitment. In March 2002, we entered into an agreement with Soros, pursuant to which Soros agreed to provide us with up to $4 million (the "March 2002 Standby Commitment Amount") of additional financing on a standby basis at any time prior to January 1, 2003, all of which has been funded as described below. We were permitted to draw down on the 2002 Standby Commitment Amount only at such time as our total cash balances were less than $1 million. Such financing was permitted to be made in one or more tranches as determined by the members of our Board of Directors who are not Soros designees, and any and all financings made were required to be on terms that were consistent with those in the market at the time the draw was made for similar investments by investors similar to Soros in companies similar to us. Subject to certain limitations, the March 2002 Standby Commitment Amount was to be reduced on a dollar-for-dollar basis by the gross cash proceeds that we or our subsidiaries received from the issuance of any equity or convertible securities after March 27, 2002. In exchange for this commitment, but not as a substitute for additional consideration that Soros would receive if and when any financing was made pursuant to the Soros Standby Agreement, we issued to Soros a warrant to purchase 100,000 shares of Common Stock at an exercise price of $1.68 per share at any time until March 27, 2007. In connection with the issuance of this warrant, Soros agreed that the issuance of this warrant would not trigger the anti-dilution provision of Section 5.8.6 of our certificate of incorporation.

First Drawdown on March 2002 Standby Commitment. In June 2002, Soros invested $1.9 million in us through the purchase of shares of Common Stock and warrants, thereby reducing the March 2002 Standby Commitment Amount to $2.1 million. Under the terms of the transaction, we issued 1,186,573 shares of Common Stock at $1.57 per share, and warrants to purchase 296,644 shares of Common Stock at any time during the next five years at an exercise price of $1.88 per share for a purchase price of $0.125 per warrant.

The June 2002 Soros investment was negotiated as part of an equity financing in which third party investors would also participate. In particular, one-third party investor committed to invest approximately $7 million on the same terms and conditions as those that applied to Soros' investment. However, this third party investment has not been consummated, and we do not know when or if it will be consummated. To date, the only funds that we have received from the third party investor is a good faith deposit, for which we agreed, for a limited period of time, not to pursue remedies against the third party investor as a result of its failure to honor its investment commitment. That period has since expired, and we have commenced an action against the investor. In February 2003, we obtained summary judgment on our breach of contract claims against the third party investor. However, under the terms of the summary judgment order, we are still required to prove the amount of our damages. Litigation is subject to inherent risks and uncertainties, and there can be no assurance as to the amount of damages that we will be able to prove. Moreover, given the substantial costs involved with litigation, there can be no assurance that the amount that we would be able to collect with respect to any monetary judgment rendered in connection with such litigation would exceed the costs associated with obtaining such judgment.

In connection with the June 2002 financing, we agreed to file a registration statement with the Commission within 45 days of closing, in order to register the Common Stock issued in the financing, as well as the Common Stock underlying the warrants. However, given the failure to date of the third party investors to consummate their investment, Soros has agreed with us to delay the filing of such registration statement, although we expect that we will be required to file such registration statement at some point in the future.

As a result of the June 2002 financing, the conversion price of the Series B Preferred Stock, all of which is held by Soros, automatically decreased from $2.34 to $1.57. In accordance with EITF 00-27, this reduction in the conversion price of the Series B Preferred Stock resulted in us recording a beneficial conversion feature in the approximate amount of $10.2 million as part of our second quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to our computation of Loss Per Share.

Second Drawdown on March 2002 Standby Commitment. In August 2002, Soros invested an additional $2.1 million in us through the purchase of Series 2002 Convertible Preferred Stock. Under the terms of the deal, we issued 2,100 shares of newly-designated Series 2002 Convertible Preferred Stock to Soros at a price of $1,000 per share. The Series 2002 Convertible Preferred Stock has a liquidation preference of $1,000 per share and is convertible in whole or in part, at the holder's option, into the type of equity securities sold by us in any subsequent round of equity financing, at the lowest price per share paid by any participant in such financing and upon such other terms and conditions as such securities are sold in such financing. The Series 2002 Convertible Preferred Stock does not have any fixed dividend rate, and does not provide the holders thereof with any voting rights, other than with respect to transactions or actions that would adversely affect the rights, preference, powers and privileges of the Series 2002 Preferred Stock. This $2.1 million invested by Soros following the $1.9 million investment made by Soros in June 2002 completed Soros' obligation under the $4 million standby commitment established in March 2002.

September 2002 Series C Preferred Stock and Note Financing. In September 2002, we entered into an agreement with Soros pursuant to which Soros purchased 1,000 shares of the Series C Preferred Stock for $1,000,000 and promissory notes convertible into Series C Preferred Stock ("Series C Notes") in the aggregate principal amount of $2,000,000, all for the aggregate purchase price of $3,000,000. Each share of Series C Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends and (ii) the amount the holder of such share would receive if it were to convert such share into Common Stock immediately prior to the liquidation of the Company. The Series C Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,075.27. The conversion price of the Series C Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series C Preferred Stock conversion price in the future, the conversion price of the Series C Preferred Stock would be decreased so that it would equal the price at which shares of common stock are sold in the new issuance. Beginning on November 13, 2002, we are entitled to redeem all, but not less than all, of the outstanding Series C Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the market price of the Common Stock on the date of the initial issuance of the Series C Preferred Stock. Dividends accrue on the Series C Preferred Stock at an annual rate equal to 8.0% of the face value and are payable only upon conversion or redemption of the Series C Stock or upon our liquidation. The Series C Preferred Stock votes on an as converted basis (except that it was not entitled to vote with respect to the conversion rights for the Series 2002 Convertible Preferred Stock and for the Series C Preferred Stock, which were approved by our other shareholders at our annual meeting in November, 2002.) The Series C Notes were repaid in connection with the March 2003 Financing.

Interest on the Series C Notes accrued at an annual rate equal to 3.0% on a cumulative, compounding basis and was payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The outstanding principal amount of the Series C Notes and all accrued and unpaid interest was payable in full no later than March 26, 2003. The Series C Notes were subject to (i) mandatory prepayment upon the occurrence of certain bankruptcy events, whether voluntary or involuntary, (ii) prepayment at the option of the holder upon the occurrence of certain events of default, the sale of all or substantially all of our assets, the merger or consolidation of the Company into another entity or any change of control of the Company and
(iii) prepayment at our option, at any time or from time to time, upon five days notice to the holder. The principal amount of and interest accrued on the Series C Notes were convertible into Series C Preferred Stock, at the option of the holder and at any time and from time to time, at the rate of $1,000 per share. Our obligations under the Series C Notes were subordinated to our obligations under the Rosenthal Financing Agreement although such subordination did not effect Soros' conversion rights with respect to the Series C Notes.

As a result of the September 2002 financing, the conversion price of the Series B Preferred Stock, all of which is held by Soros, automatically decreased from $1.57 to $0.93. In accordance with EITF 00-27, this reduction in the conversion price of the Series B Preferred Stock resulted in us recording a beneficial conversion feature in the approximate amount of $5.1 million as part of our third quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to our computation of Loss Per Share.

January 2003 Convertible Promissory Note Financing. In January 2003 we issued to Soros $1 million of demand convertible promissory notes that bore interest at a rate of 8% per annum and had a maturity date of July 28, 2003 and warrants to purchase 25,000 shares of our Common Stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share. The promissory notes together with any accrued interest were convertible into equity securities that we might issue in any subsequent round of financing, at the holder's option, at a price that was equal to the lowest price per share accepted by any investor in such subsequent round of financing. Interest on the notes accrued at an annual rate equal to 8.0% on a cumulative, compounding basis and was payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The outstanding principal amount of the notes and all accrued and unpaid interest was payable in full no later than July 28, 2003. The notes were subject to (i) mandatory prepayment upon the occurrence of certain bankruptcy events, whether voluntary or involuntary, (ii) prepayment at the option of the holder upon the occurrence of certain events of default, the sale of all or substantially all of our assets, the merger or consolidation of the Company into another entity or any change of control of the Company and (iii) prepayment at our option, at any time or from time to time, upon five days notice to the holder. The notes together with any interest that had accrued, were convertible into the type of equity securities that we issued in any subsequent round of financing, at the holder's option, at a price equal to the lowest price per share accepted by any investor in such subsequent round of financing. Our obligations under the notes were subordinated to our obligations under the Rosenthal Financing Agreement although such subordination does not effect Soros' conversion rights with respect to the Series C Notes. As part of the March 2003 Financing, the January 2003 promissory notes were converted into Series D Preferred Stock.

March 2003 Series D Preferred Stock Financing. In March 2003, we entered into an agreement with Soros pursuant to which Soros did the following: (i) provided $2 million of new capital by purchasing 2,000 shares of Series D Preferred Stock,
(ii) converted the promissory notes issued to it in the January 2003 Financing and all of its Series 2002 Preferred Stock into 3,109.425 shares of Series D Preferred Stock and (iii) purchased 2,027.123 additional shares of Series D Preferred Stock for approximately $2 million, with such $2 million in additional proceeds being retained by Soros as payment in full of the Company's obligations under the demand promissory notes issued to Soros in September 2002.

Each share of Series D Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends or (ii) the amount the holder of such shares would receive if it were to convert such shares into Common Stock immediately prior to the liquidation of the Company. The Series D Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,315.79. The conversion price of the Series D Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series D Preferred Stock conversion price in the future, the conversion price of the Series D Preferred Stock would be decreased so that it would equal the conversion price of the new security or the price at which shares of Common Stock are sold, as the case may be. However, to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time, until such time as such conversion provisions are approved by the Company's stockholders, the total number of shares of Common Stock issuable upon conversion of the Series D Preferred Stock may not exceed 2,204,803 shares (which represents 19.99% of the Company's currently outstanding Common Stock), regardless of any adjustment to the Series D Preferred Stock conversion price.

Beginning on November 13, 2004, we are entitled to redeem all, but not less than all, of the outstanding Series D Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the market price of the Common Stock on the date of the initial issuance of the Series D Preferred Stock. Dividends accrue on the Series D Preferred Stock at an annual rate equal to 12% of the face value and are payable only upon conversion or redemption of the Series D Preferred Stock or upon our liquidation. The Series D Preferred Stock votes on an as converted basis, except with respect to approval of the conversion provisions of the Series D Preferred Stock or any equity securities issued in connection with the fund of the 2003 Commitment Amount.

Additionally, Soros agreed to provide us with up to $1 million in additional financing on a standby basis at any time prior to January 1, 2004, provided that our cash balances are less than $1 million. Such financing can be made in one or more tranches as determined by the members of our Board of Directors who are not Soros designees, and any and all draws against the 2003 Standby Commitment Amount shall be effected through the purchase of newly-designated shares of Series E Preferred Stock on terms and conditions substantially identical to the Series D Preferred Stock, except that: (1) the conversion price of the Series E Preferred Stock will be the lower of (a) the average closing price of the Common Stock on the Nasdaq SmallCap Market for the ten trading days preceding the issuance of the Series E Preferred Stock and (b) $0.76; and (2) the Series E Preferred Stock will not be convertible into Common Stock (and will not be entitled to vote with the Common Stock on matters submitted to a vote of the holders of the Common Stock) until such time as the Company's stockholders approve the conversion rights of the Series E Preferred Stock to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time. Subject to certain limitations, the 2003 Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 12, 2003. To the extent that a draw down on the 2003 Standby Commitment Amount results in the conversion price of the Series E Preferred

Stock being less than $0.76, Soros has agreed to waive its right to readjust the conversion price on the Series B, C and D Preferred Stock in connection with the issuance of the Series E Preferred Stock.

As a result of the March 2003 Financing, the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, all of which is held by Soros, automatically decreased from $0.93 to $0.76. In accordance with EITF 00-27, the reduction in the conversion price of the Series C Preferred Stock will result in us recording a beneficial conversion feature in the approximate amount of $225,000. This non-cash charge, which is analogous to a dividend, will result in an adjustment to our computation of Loss Per Share in the first quarter of 2003.

Other Related Party Transactions. Until May 2002, Robert G. Stevens, one of our directors, also served as one of our Executive Vice Presidents. In connection with the termination of his employment, we agreed to pay Growth Insight, a corporation wholly owned by Mr. Stevens, $7,000 per month in consideration of consulting services to be performed from June 1, 2002 to November 30, 2002.

We believe that each of the transactions described above was on terms fair to us and our stockholders, and at least as favorable to us as those available from unaffiliated third parties.

Item 14.  Controls and Disclosures

Within the 90 days prior to the date of this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our President and Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our President and Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal controls or in other factors which could significantly affect internal controls subsequent to the date we carried out our evaluation.

Item 15.  Exhibits and Reports on Form 8-K

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

   EXHIBIT NO.    DESCRIPTION
   -----------    -----------

3.1 (g)           Certificate of Incorporation of the Company.

3.2 (g)           By-Laws of the Company.

3.3 (j) Certificate of Powers, Designations, Preferences and Rights of Series 2002 Preferred Stock of the Registrant

3.4 Certificate of Powers, Designations, Preferences and Rights of Series C Preferred Stock of the Registrant (incorporated by reference to Exhibit 99.3 to the Company's report on Form 8-K, dated October 1, 2002)

3.5 Certificate of Powers, Designations, Preferences and Rights of Series D Preferred Stock of the Registrant

10.1 (c)          Amended and Restated 1997 Stock Option Plan.

10.2 (a)          Lease Agreement by and between the Company and John R.
                  Perlman, et al., dated as of May 5, 1997.

10.3 (c) Employment Agreement, dated as of November 3, 1999, by and between the Company and Robert G. Stevens.

10.4 (b) Investment Agreement among the Company, Quantum Industrial Partners LDC, SFM Domestic Investments LLC and Pilot Capital Corp., dated July 27, 1999.

10.5 (b) Lease by and between the Company and Adams & Co. Real Estate, Inc., dated March 22, 1999.

10.6 (f) Trademark Purchase Agreement, dated as of September 14, 1998, by and between the Company and Klear

                  Knit Sales Inc.

10.7 (c) Note and Warrant Purchase Agreement, dated as of March 28, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

10.8 (d) Lease by and between the Company and Adams & Co. Real Estate, Inc., dated May 4, 2000.

10.9 (d) Note and Warrant Purchase Agreement, dated as of May 16, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

10.10 (d)         Note and Warrant Purchase Agreement, dated as of June 28,
                  2000, by and among the Company, Quantum Industrial Partners
                  LDC and SFM Domestic Investments LLC.

10.11 (e)         Bluefly, Inc. 2000 Stock Option Plan.

+10.12 (e)        Service Agreement by and between the Company and
                  Distribution Associates, Inc., dated July 27, 2000.

10.13 (e)         Note and Warrant Purchase Agreement, dated as of August
                  21, 2000, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.14 (e)         Note and Warrant Purchase Agreement, dated as of October
                  2, 2000, by and among the Company, Quantum Industrial Partners
                  LDC and SFM Domestic Investments LLC.

10.15 (e)         Investment Agreement, dated November 13, 2000, by and
                  among the Company, Bluefly Merger Sub, Inc., Quantum
                  Industrial Partners LDC and SFM Domestic Investments LLC.

10.16 (g)         Financing Agreement, dated March 30, 2001, between
                  the Company and Rosenthal & Rosenthal, Inc.

10.17 (g)         Reimbursement Agreement, dated March 30, 2001, between the
                  Company, Quantum Industrial Partners LDC and SFM Domestic
                  Investment LLC.

10.18 (g)         Warrant, dated March 30, 2001, issued to Rosenthal &
                  Rosenthal, Inc.

10.19 (g)         Warrant, dated March 30, 2001, issued to Quantum
                  Industrial Partners LDC.

10.20 (g)         Warrant, dated March 30, 2001, issued to SFM Domestic
                  Investments LLC.

10.21 (h)         Promissory Note dated April 27, 2001 by and between the
                  Company and E. Kenneth Seiff dated April 27, 2001.

10.22 (i)         Demand Promissory Note, dated as of December 15, 2001,
                  issued to Quantum Industrial Partners LDC.

10.23 (I)         Demand Promissory Note, dated as of December 15, 2001,
                  issued to SFM Domestic Investments LLC.

10.24 (i)         EBusiness Hosting Agreement, dated January 9, 2002 between the Company and International Business Machines
                  Corporation.

10.25 (i)         Standby Commitment Agreement, dated March 27, 2002, by and among the Company, Quantum Industrial Partners LDC and SFM
                  Domestic Investments LLC.

+10.26 (i)        Software License and Services Agreement, dated March 12,
                  2002, by and among the Company and Blue Martini Software, Inc.

10.27 (i)         Amendment No. 1 to Financing Agreement, dated April 30,
                  2001, between the Company and Rosenthal & Rosenthal, Inc.

10.28 (i)         Amendment No. 2 to Financing Agreement, dated February 14,
                  2002 between the Company and Rosenthal & Rosenthal, Inc.

10.29 (i)         Amendment No. 3 to Financing Agreement, dated March 22,
                  2002, between the Company and Rosenthal & Rosenthal, Inc.

10.30 (i)         Amendment No. 1 to Reimbursement Agreement, dated March
                  22, 2002, between the Company and Quantum Industrial Partners
                  LDC.

10.31 (i)         Amendment to warrant dated March 22, 2002, issued to
                  Rosenthal & Rosenthal, Inc.

10.32 (i)         Warrant No. 1 dated March 27, 2002, issued to Quantum
                  Industrial Partners LDC.

10.33 (i)         Warrant No. 2 dated March 27, 2002, issued to SFM Domestic
                  Investments LLC.

10.34 (i)         Warrant No. 3 dated March 30, 2002, issued to Quantum
                  Industrial Partners LDC.

10.35 (i)         Warrant No. 4 dated March 30, 2002, issued to SFM Domestic
                  Investments LLC.

10.36 (j)         Common Stock and Warrant Purchase Agreement, dated May 24,
                  2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.37 (j)         Series 2002 Preferred Stock Purchase Agreement, dated August
                  12, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.38 (l)         Series C Preferred Stock and Note Purchase Agreement, dated
                  September 27, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.39 Employment Agreement, dated as of July 31, 2002, by and between the Company and Patrick Barry.

10.40 Employment Agreement, dated as of July 31, 2002, by and between the Company and Jonathan Morris.

10.41 Amendment No. 4 to Financing Agreement, dated December 19, 2002, between the Company and Rosenthal & Rosenthal, Inc.

10.42 Employment Agreement, dated as of December 31, 2002, by and between the Company and E. Kenneth Seiff.

10.43 Convertible Demand Promissory Note, dated as of January 28, 2003, issued to Quantum Industrial Partners LDC.

10.44 Convertible Demand Promissory Note, dated as of January 28, 2003, issued to SFM Domestic Investments LLC.

10.45 Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on
                  Schedule 1 thereto.

10.46 Warrant No. 1 dated January 28, 2003, issued to Quantum Industrial Partners LDC.

10.47 Warrant No. 2 dated January 28, 2003, issued to SFM Domestic Investments LLC.

10.48 Series D Preferred Stock Purchase Agreement, dated March 12, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.49 Amendment No. 5 to Financing Agreement, dated March 17, 2003, between the Company and Rosenthal & Rosenthal, Inc.

10.50 Amendment No. 2 to Reimbursement Agreement, dated March 10, 2003, between the Company and Quantum Industrial Partners LDC.

10.51 Warrant No. 4 dated March 17, 2003, issued to Quantum Industrial Partners LDC.

10.52             Warrant No. 5 dated March 17, 2003, issued to SFM Domestic
                  Investments LLC.

21.1              Subsidiaries of the Registrant.

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended March 31, 1997.
(b) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended June 30, 1999.
(c) Incorporated by reference to the Company's Annual report filed on Form 10-KSB for the year ended December 31, 1999.
(d) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2000.
(e) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2000.
(f) Incorporated by reference to the Company's report filed on Form 8-K, dated September 15, 1998.
(g) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2000.
(h) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended March 31, 2001.
(i) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2001.
(j) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2002.
(k) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2002.
(l) Incorporated by reference to the Company's report on Form 8-K, dated October 1, 2002.

+ Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been redacted.

(d) Reports on Form 8-K.

     None.

                                   SIGNATURES

                In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BLUEFLY, INC.

                                    By:  /s/ E. Kenneth Seiff
                                         --------------------
                                         E. Kenneth Seiff
                                         Chief Executive Officer and President

March 24, 2003

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

Signature                                       Title                                              Date
---------                                       -----                                              ----

/s/ E. Kenneth Seiff
--------------------
E. Kenneth Seiff                                Chairman of the Board of Directors, Chief          March 24, 2003
                                                Executive Officer, President,
                                                and Treasurer (Principal Executive Officer)

/s/ Patrick C. Barry
--------------------
Patrick C. Barry                                Chief Financial Officer and Chief Operating        March 24, 2003

                                                Officer (Principal Accounting Officer)

/s/ Josephine R. Esquivel
-------------------------
Josephine R. Esquivel                           Director                                            March 24, 2003


/s/ Alan Kane
-------------
Alan Kane                                       Director                                            March 24, 2003


/s/ Martin Miller
-----------------
Martin Miller                                   Director                                            March 24, 2003


/s/ Robert G. Stevens
---------------------
Robert G. Stevens                               Director                                            March 24, 2003


/s/ Neal Moszkowski
-------------------
Neal Moszkowski                                 Director                                            March 24, 2003


/s/ David Wassong
-----------------
David Wassong                                   Director                                            March 24, 2003

                                  CERTIFICATION

         I, E. Kenneth Seiff, certify that:

         1. I have reviewed this annual report on Form 10-K of Bluefly, Inc;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 24, 2003                                 /s/ E. Kenneth Seiff
                                                     --------------------
                                                     E. Kenneth Seiff
                                                     Chief Executive Officer

                                  CERTIFICATION

         I, Patrick C. Barry, certify that:

         1. I have reviewed this annual report on Form 10-K of Bluefly, Inc;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                  a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                  c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

                  a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

                  b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date  March 24, 2003                                 /s/ Patrick C. Barry
                                                     --------------------
                                                     Patrick C. Barry
                                                     Chief Financial Officer