Form 10-Q
period 2003-03-31
BLUEFLY INC
filed 2003-04-30
CIK 1030896

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended March 31, 2003

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

                                   ----------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 29, 2003, the issuer had outstanding 11,024,568 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                                       PAGE
                                                                                       ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 2003 (unaudited)
           and December 31, 2002                                                          3

         Consolidated Condensed Statements of Operations for the three months ended
           March 31, 2003 and 2002 (unaudited)                                            4

         Consolidated Condensed Statements of Cash Flows for the three months ended
           March 31, 2003 and 2002 (unaudited)                                            5

         Notes to Consolidated Condensed Financial Statements                             6

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                      9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      15

Item 4.  Controls and Disclosures                                                        16

Part II. Other Information                                                               16

Item 1.  Legal Proceedings                                                               16

Item 2.  Changes in Securities and Use Of Proceeds                                       16

Item 6.  Exhibits and Reports on Form 8-K                                                16

Signature                                                                                16

PART I -  FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                        MARCH 31,      DECEMBER 31,
                                                                                                           2003            2002
                                                                                                      -------------   -------------
                                                                                                       (Unaudited)
                                               ASSETS
Current assets
  Cash and cash equivalents                                                                           $   2,476,000   $   1,749,000
  Inventories, net                                                                                       10,665,000      10,868,000
  Accounts receivable, net                                                                                1,205,000       1,147,000
  Prepaid expenses                                                                                          247,000         248,000
  Other current assets                                                                                       93,000          78,000
                                                                                                      -------------   -------------
        Total current assets                                                                             14,686,000      14,090,000

Property and equipment, net                                                                               2,303,000       2,604,000

Other assets                                                                                                200,000         215,000
                                                                                                      -------------   -------------
        Total assets                                                                                  $  17,189,000   $  16,909,000
                                                                                                      =============   =============

                                LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                                    $   3,472,000   $   3,434,000
  Accrued expenses and other current liabilities                                                          1,941,000       3,067,000
  Deferred revenue                                                                                        1,045,000         885,000
                                                                                                      -------------   -------------
        Total current liabilities                                                                         6,458,000       7,386,000

Note payable to shareholders                                                                                182,000       2,182,000
Long-term capital lease liability                                                                           210,000         257,000
                                                                                                      -------------   -------------
        Total liabilities                                                                                 6,850,000       9,825,000
                                                                                                      -------------   -------------

Commitments and contingencies

Shareholders' equity
  Series A Preferred stock - $.01 par value; 500,000 shares authorized,
   460,000 and 500,000 issued and outstanding as of March 31, 2003 and December
   31, 2002, respectively (liquidation preference: $9.2 million plus accrued dividends)                       5,000           5,000
  Series B Preferred stock - $.01 par value; 9,000,000 shares authorized
   8,889,414 and 8,910,782 shares issued and outstanding as of March 31, 2003 and
   December 31, 2002, respectively (liquidation preference: $30 million plus accrued dividends)              89,000          89,000
  Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding as of March 31, 2003 and December 31, 2002, respectively
   (liquidation preference: $1 million plus accrued dividends)                                                   --              --
  Series D Preferred stock - $.01 par value; 7,150 shares authorized, issued and outstanding as of March 31, 2003 (liquidation preference: $7.1 million plus
   accrued dividends); no shares authorized, issued and outstanding as of December 31, 2002                      --              --
  Series 2002 Convertible Preferred stock - $.01 par value; 2,100 shares authorized and 0 and 2,100 shares issued and outstanding as of March 31, 2003 and
   December 31, 2002, respectively (liquidation preference: $2.1 million)                                        --              --
  Common stock - $.01 par value; 40,000,000 shares authorized and 11,024,568 and 10,391,904 shares
   issued and outstanding as of March 31, 2003 and December 31, 2002, respectively                          110,000         104,000
  Additional paid-in capital                                                                             97,942,000      92,628,000
  Accumulated deficit                                                                                   (87,807,000)    (85,742,000)
                                                                                                      -------------   -------------
        Total shareholders' equity                                                                       10,339,000       7,084,000
                                                                                                      -------------   -------------
        Total liabilities and shareholders' equity                                                    $  17,189,000   $  16,909,000
                                                                                                      =============   =============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  THREE MONTHS ENDED
                                                                       MARCH 31,
                                                             -----------------------------
                                                                 2003            2002
                                                             -------------   -------------
Net sales                                                    $   8,257,000   $   7,646,000
Cost of sales                                                    6,400,000       5,146,000
                                                             -------------   -------------
     Gross profit                                                1,857,000       2,500,000

Selling, marketing and fulfillment expenses                      2,453,000       2,436,000
General and administrative expenses                              1,162,000       1,062,000
                                                             -------------   -------------
     Total                                                       3,615,000       3,498,000

Operating loss                                                  (1,758,000)       (998,000)

Interest income                                                      6,000          32,000
Interest expense                                                   (88,000)        (99,000)
                                                             -------------   -------------

Net loss                                                     $  (1,840,000)  $  (1,065,000)

Deemed dividend related to beneficial conversion feature on
 Series C Preferred Stock                                         (225,000)             --

Preferred stock dividends                                         (638,000)       (609,000)
                                                             -------------   -------------

Net loss applicable to common shareholders                   $  (2,703,000)  $  (1,674,000)
                                                             =============   =============

Basic and diluted loss per common share                      $       (0.25)  $       (0.18)
                                                             =============   =============

Weighted average common shares outstanding
(basic and diluted)                                             10,982,390       9,205,331
                                                             =============   =============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                      ---------------------------
                                                                                          2003           2002
                                                                                      ------------   ------------
Cash flows from operating activities
  Net loss                                                                            $ (1,840,000)  $ (1,065,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                         402,000        203,000
     Provisions for returns                                                               (421,000)      (329,000)
     Allowance for doubtful accounts                                                        50,000         65,000
     Write-down (recovery) of inventory                                                     12,000        (54,000)
     Changes in operating assets and liabilities:
     (Increase) decrease in
        Inventories                                                                        191,000        195,000
        Accounts receivable                                                               (108,000)       (14,000)
        Prepaid expenses                                                                     1,000        (28,000)
        Other current assets                                                               (15,000)        66,000
        Other assets                                                                            --        (12,000)
     Increase (decrease) in
        Accounts payable                                                                    91,000        293,000
        Accrued expenses and other current liabilities                                    (705,000)      (406,000)
        Deferred revenue                                                                   160,000       (226,000)
                                                                                      ------------   ------------
     Net cash used in operating activities                                              (2,182,000)    (1,312,000)
                                                                                      ------------   ------------

Cash flows from investing activities
  Purchase of property, equipment and capitalized software                                 (44,000)      (344,000)
                                                                                      ------------   ------------
Net cash used in investing activities                                                      (44,000)      (344,000)
                                                                                      ------------   ------------

Cash flows from financing activities
  Proceeds from sale of Notes Payable (January 2003 Financing)                           1,000,000             --
  Proceeds from sale of Series D Preferred Stock                                         2,000,000             --
  Payments of capital lease obligation                                                     (47,000)            --
                                                                                      ------------   ------------
Net cash provided by financing activities                                                2,953,000             --
                                                                                      ------------   ------------

Net increase (decrease) in cash and cash equivalents                                       727,000     (1,656,000)
Cash and cash equivalents - beginning of period                                          1,749,000      5,419,000
                                                                                      ------------   ------------
Cash and cash equivalents - end of period                                             $  2,476,000   $  3,763,000
                                                                                      ============   ============

Supplemental schedule of non-cash investing and financing activities:
Repayment of note and reallocation of proceeds to equity                              $  2,027,000   $         --
                                                                                      ============   ============
Conversion of debt to equity                                                          $  1,009,000   $         --
                                                                                      ============   ============
Deemed dividend related to beneficial conversion feature on Series C Preferred Stock  $    225,000   $         --
                                                                                      ============   ============
Warrants issued to shareholders                                                       $     43,000   $     98,000
                                                                                      ============   ============
Interest paid                                                                         $     15,000   $     49,000
                                                                                      ============   ============
Warrant issued to factor                                                              $         --   $     80,000
                                                                                      ============   ============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2002.

The Company has sustained net losses and negative cash flows from operations since the establishment of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company currently plans to seek additional equity or debt financing in order to maximize the growth of its business. There can be no assurance that any additional financing or other sources of capital will be available to the Company on acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company believes that cash and cash equivalents on hand at March 31, 2003 together with the 2003 Standby Commitment (defined below) and the Loan Facility (defined below) will be sufficient to fund operations through December 31, 2003. If the Company is unable to obtain additional financing, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at discount prices. The Company's Web store ("Bluefly.com" or "Web Site"), which was launched in September 1998, sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value.

NOTE 3 - SOROS FINANCINGS

JANUARY 2003 FINANCING
In January 2003 the Company issued to Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"), and SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI;" QIP and SFMDI are each affiliates of Soros Private Equity Partners LLC and are collectively and individually sometimes referred to herein as "Soros") $1.0 million of demand convertible promissory notes that bore interest at a rate of 8% per annum and had a maturity date of July 28, 2003 ("January 2003 Financing") and warrants to purchase 25,000 shares of its common stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share. These notes were converted into Series D Convertible Preferred Stock ("Series D Preferred Stock") in connection with the March 2003 Financing (defined below).

The Company valued the warrants issued in the January 2003 Financing using the Black-Scholes option pricing model and credited additional paid in capital for approximately $21,000. This entire amount was expensed as interest expense during the first quarter of 2003.

MARCH 2003 FINANCING
In March 2003, the Company entered into an agreement with Soros pursuant to which Soros: (i) provided $2.0 million of new capital by purchasing 2,000 shares of Series D Preferred Stock, (ii) converted the promissory notes issued to it in the January 2003 Financing and all of its Series 2002 Preferred Stock into 3,109.425 shares of Series D Preferred Stock and (iii) purchased 2,027.123 additional shares of Series D Preferred Stock for approximately $2.0 million, with such $2.0 million in additional proceeds being retained by Soros as payment in full of the Company's obligations under the demand promissory notes issued to Soros in September 2002 (the "March 2003 Financing").

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

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

Beginning on November 13, 2004, the Company is entitled to redeem all, but not less than all, of the outstanding Series D Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the market price of the Common Stock on the date of the initial issuance of the Series D Preferred Stock. Dividends accrue on the Series D Preferred Stock at an annual rate equal to 12% of the face value and are payable only upon the conversion or redemption of the Series D Preferred Stock or upon liquidation of the Company. The Series D Preferred Stock votes on an as converted basis, except with respect to approval of the conversion provisions of the Series D Preferred Stock or any equity securities issued in connection with the funding of the 2003 Standby Commitment Amount, as defined below.

Additionally, Soros agreed to provide the Company with up to $1.0 million in additional financing (the "2003 Standby Commitment Amount") on a standby basis at any time prior to January 1, 2004, provided that the Company's cash balances are less than $1.0 million (the "2003 Standby Commitment.") Such financing can be made in one or more tranches as determined by the members of the Company's Board of Directors who are not Soros designees, and any and all draws against the 2003 Standby Commitment Amount shall be effected through the purchase of newly-designated shares of Series E Preferred Stock on terms and conditions substantially identical to the Series D Preferred Stock, except that: (1) the conversion price of the Series E Preferred Stock will be the lower of (a) the average closing price of the Common Stock on the Nasdaq SmallCap Market for the ten trading days preceding the issuance of the Series E Preferred Stock and (b) $0.76; and (2) the Series E Preferred Stock will not be convertible into Common Stock (and will not be entitled to vote with the Common Stock on matters submitted to a vote of the holders of the Common Stock) until such time as the Company's stockholders approve the conversion rights of the Series E Preferred Stock to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time. Subject to certain limitations, the 2003 Standby Commitment Amount shall be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 12, 2003. To the extent that a draw down on the 2003 Standby Commitment Amount results in the conversion price of the Series E Preferred Stock being less than $0.76, Soros has agreed to waive its right to readjust the conversion price on the Series B, C and D Preferred Stock in connection with the issuance of the Series E Preferred Stock.

As a result of the March 2003 Financing, the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, all of which is held by Soros, automatically decreased from $0.93 to $0.76 per share. In accordance with EITF 00-27, the reduction in the conversion price of the Series C Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $225,000. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of Loss Per Share, in the first quarter of 2003.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

NOTE 4 - FINANCING AGREEMENT

The Company has a Financing Agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal provides the Company with certain credit accommodations, including loans and advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility").

The Financing Agreement was amended in March 2003 to: (i) extend the term until June 30, 2004; (ii) increase the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee ($2.0 million) plus the lower of (x) $2.0 million (instead of the prior $1.0 million), (y) 20% of the book value of the Company's inventory or
(z) the full liquidation value of the Company's inventory; (iii) increase the tangible net worth requirement to $5.0 million from $1.5 million; (iv) redefine the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002), (v) increase the working capital requirement to $4.0 million from $3.5 million; (vi) increase the annual fee the Company pays Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) require the Company to maintain a cash balance of at least $250,000 and; (viii) require Soros to increase from $1.5 million to $2.0 million the amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help collateralize the Loan Facility and extend the term of the Soros Guarantee to November 15, 2004 from November 15, 2003. In consideration for Soros' agreement to maintain the Soros Guarantee until November 15, 2004, the Company issued to Soros a warrant to purchase 25,000 shares of its Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid in capital for approximately $22,000. This amount is being amortized over the life of the Loan Facility.

As of March 31, 2003, after giving effect to the amendment, the maximum availability under the Loan Facility was approximately $3.9 million of which approximately $2.1 million was committed, leaving approximately $1.8 million available against the Loan Facility.

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

             Security          March 31, 2003    March 31, 2002
             --------          --------------    --------------

             Options                9,570,412         3,859,578
             Warrants               1,119,144         1,069,144
             Preferred Stock       42,057,813        13,184,286

NOTE 6 - STOCK BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation"

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2003

("FIN 44") in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations for expense recognition. In connection with stock option grants to employees, no compensation expense has been recorded in fiscal quarters ended 2003 and 2002, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                                   March 31, 2003   March 31, 2002
                                                   --------------   --------------
Basic and diluted net loss, as reported            $   (1,840,000)  $   (1,065,000)
Basic and diluted net loss per share, as reported  $        (0.25)  $        (0.18)
Basic and diluted net loss, pro forma              $   (2,914,000)  $   (2,015,000)
Basic and diluted net loss per share, pro forma    $        (0.34)  $        (0.29)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

NOTE 7 - RECLASSIFICATIONS

Certain amounts in the consolidated condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer of designer fashions and home accessories at outlet store prices. We sell over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. Bluefly.com, a Web Site that sells end-of-season and excess inventory of apparel and accessories was launched in September 1998.

We have grown significantly since launching our Web Site in September 1998. Our net sales increased approximately 8% to $8,257,000 for the three months ended March 31, 2003 from $7,646,000 for the three months ended March 31, 2002. Our net loss for the first quarter of 2003 totaled $1,840,000 compared to $1,065,000 in the first quarter of 2002.

At March 31, 2003 we had an accumulated deficit of $87,807,000. Historical net losses and the accumulated deficit resulted primarily from costs associated with developing and marketing our Web Site and building our infrastructure and the recording of beneficial conversion feature charges.

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

Based on our current plans, we anticipate that the proceeds from the March 2003 Financing, the 2003 Standby Commitment and the Rosenthal Loan Facility together with existing resources, should be sufficient to satisfy our cash requirements through the end of fiscal 2003. We currently plan to seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on our business, prospects, financial condition and results of operations. If we are unable to obtain additional financing, and/or we do not achieve our sales plan, future operations will need to be modified, scaled back or discontinued.

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

In March 2003, we were advised by the Nasdaq Stock Market, Inc. ("Nasdaq") that we were no longer in compliance with Nasdaq's continued listing requirements (the "Listing Requirements") because shares of our common stock have closed at a per share price of less than $1.00 for at least 30 days and that, if we are unable to achieve compliance with the Listing Requirements by September 8, 2003, the Nasdaq Staff will determine whether we meet the initial listing criteria of the Nasdaq SmallCap Market. In the event that we meet such initial listing criteria, we will be granted an additional 180-day grace period to regain compliance. In order to regain compliance, shares of our common stock would need to close at a price of $1.00 or more for at least ten consecutive trading days. In the event that we do not regain compliance within the requisite time period, we intend to appeal any delisting. However, no assurance can be provided that any such appeal will be successful. The failure to maintain listing on the Nasdaq SmallCap Market may have an adverse effect on the price and/or liquidity of our common stock.

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

RESULTS OF OPERATIONS

For The Three Months Ended March 31, 2003 Compared To The Three Months Ended March 31, 2002

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

The following table sets forth our statement of operations data, for the three months ended March 31st. All data in is in thousands except as indicated below:

                                                      2003                     2002                     2001
                                             ---------------------    ---------------------    ---------------------
                                                         As a % of                As a % of                As a % of
                                                         Net Sales                Net Sales                Net Sales
Net sales                                    $   8,257       100.0%   $   7,646       100.0%   $   4,646       100.0%
Cost of sales                                    6,400        77.5%       5,146        67.3%       3,363        72.4%
                                             ---------                ---------                ---------
    Gross profit                                 1,857        22.5%       2,500        32.7%       1,283        27.6%

Selling, marketing and fulfillment expenses      2,453        29.7%       2,436        31.9%       3,541        76.2%
General and administrative expenses              1,162        14.1%       1,062        13.9%       1,651        35.5%
                                             ---------                ---------                ---------
    Total operating expenses                     3,615        43.8%       3,498        45.8%       5,192       111.7%

Operating loss                                  (1,758)      (21.3)%       (998)      (13.1)%     (3,909)      (84.1)%
Interest (expense) and other income                (82)       (1.0)%        (67)       (0.9)%    (13,122)     (282.4)%
                                             ---------                ---------                ---------

    Net loss                                    (1,840)      (22.3)%     (1,065)      (13.9)%    (17,031)     (366.6)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

                                                                             2003          2002          2001
                                                                         -----------   -----------   -----------
Average Order Size (including shipping & handling)                       $    167.20   $    161.76   $    129.11
Average Order Size Per New Customer (including shipping & handling)      $    153.01   $    144.73   $    114.79
Average Order Size Per Repeat Customer (including shipping & handling)   $    175.18   $    171.53   $    143.05

New Customers Added during the Period                                         27,031        24,873        24,257
Revenue from Repeat Customers as a % of total Revenue                             67%           67%           56%
Customer Acquisition Costs                                               $      5.26   $      9.40   $     40.84

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales for the three months ended March 31, 2003 increased by approximately 15% to $13,044,000, from $11,342,000 for the three months ended March 31, 2002. For the three months ended March 31, 2003, we recorded a provision for returns and credit card chargebacks and other discounts of $4,787,000, or approximately 36.7% of gross sales. For the three months ended March 31, 2002, the provision for returns and credit card chargebacks and other discounts was $3,696,000, or approximately 32.6% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was primarily the result of an increase in average order sizes.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended March 31, 2003 were $8,257,000. This represents an increase of approximately 8% compared to the three months ended March 31, 2002, in which net sales totaled $7,646,000. The growth in net sales was largely driven by the increase in the number of new customers acquired (approximately 9% compared to first quarter 2002) and the increase in average order size.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2003 totaled $6,400,000,

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

resulting in gross margin of approximately 22.5%. Cost of sales for the three months ended March 31, 2002 totaled $5,146,000, resulting in gross margin of 32.7%. Gross profit decreased by 26%, to $1,857,000 for the three months ended March 31, 2003 compared to $2,500,000 for the three months ended March 31, 2002. The decrease in gross margin resulted primarily from our decision to reduce our product margin on fall and winter merchandise in order to sell as much of the inventory as possible.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 1% in the first three months of 2003 compared to the first three months of 2002. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 29.7% in the first three months of 2003 from 31.9% in the first three months of 2002. The decrease in selling, marketing and fulfillment expenses as a percentage of net sales resulted primarily from a shift toward more performance based marketing programs including cost per new customer deals and commission based agreements and the cost savings we derived from our move to a new web hosting facility. Selling, marketing and fulfillment expenses were comprised of the following:

                              Three Months Ended  Three Months Ended  Percentage Difference
                                March 31, 2003      March 31, 2002     increase (decrease)
                              ------------------  ------------------  ---------------------
    Marketing                       $    260,000       $     346,000                  (24.9%)
    Operating                          1,167,000           1,051,000                   11.0%
    Technology                           724,000             769,000                   (5.9%)
    E-Commerce                           302,000             270,000                   11.9%
                                    ------------       -------------
                                    $  2,453,000       $   2,436,000                    0.7%

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of approximately 24.9% was largely related to a shift in our customer acquisition strategy. We reduced our advertising expenditures and focused more on email, affiliate programs and other performance based programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the three months ended March 31, 2003 by approximately 44% to $5.26 per customer from $9.40 per customer for the three months ended March 31, 2002. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first three months of 2003 by approximately 11% compared to the first three months of 2002 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees).

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the three months ended March 31, 2003 technology expenses decreased by approximately 5.9% compared to the three months ended March 31, 2002. This decrease was related to a reduction in our Web Site hosting costs in connection with our move to a new web hosting facility and was partially offset by increased amortization expense incurred as a result of capital costs incurred in with the upgraded version of the Web Site.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the three months ended March 31, 2003, this amount increased by approximately 11.9% as compared to the three months ended March 31, 2002, primarily due to the creation of an Online Retail Group within the E-Commerce department. The total headcount in the E-Commerce group increased to 17 during the first quarter of 2003 compared to 12 in the first quarter of 2002.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2003 increased by approximately 9.4% to $1,162,000 as compared to $1,062,000 for the three months ended March 31, 2002. The increase in general and administrative expenses was the result of increased professional services and salary and benefit expenses.

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

As a percentage of net sales, general and administrative expenses for the first quarter of 2003 remained relatively unchanged at approximately 14%.

Loss from operations: Operating loss increased by over 76% in the first three months of 2003 to $1,758,000 from $998,000 in the first three months of 2002 as a result of a decrease in gross margin.

Interest expense and other income, net: Interest expense for the three months ended March 31, 2003 totaled $88,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing. For the three months ended March 31, 2002, interest expense totaled $99,000, and related primarily to fees paid in connection with the Loan Facility.

Interest income for the three months ended March 31, 2003 decreased to $6,000 from $32,000 for the three months ended March 31, 2002. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2003, we had approximately $2.5 million of liquid assets, entirely in the form of cash and cash equivalents, $1.0 available under the 2003 Standby Commitment and working capital of approximately $8.2 million. In addition, as of March 31, 2003, we had approximately $2.1 million of borrowings committed under the Loan Facility, leaving approximately $1.8 million of availability.

We fund our operations through cash on hand, operating cash flow and the Loan Facility, as well as the proceeds of any equity financing. Operating cash flow is affected by revenue and gross margin levels, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and is dependent, among other things, on the Company having at least $5.0 million of tangible net worth and $4.0 million of working capital. In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

Loan Facility

Pursuant to the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The Rosenthal Financing Agreement was amended in March 2003 to: (i) extend the term until June 30, 2004; (ii) increase the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee plus the lower of (x) $2.0 million (instead of the prior $1.0 million), (y) 20% of the book value of our inventory or (z) the full liquidation value of our inventory; (iii) increase the tangible net worth requirement to $5.0 million from $1.5 million; (iv) redefine the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002), (v) increase the working capital requirement to $4.0 million from $3.5 million; (vi) increase the annual fee we pay Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) require us to maintain a cash balance of at least $250,000 and; (viii) require Soros to increase from $1.5 million to $2.0 million the amount of the standby letter of credit that Soros is maintaining to help secure the Loan Facility and extend the term of the Soros Guarantee to November 15, 2004 from November 15, 2003. In consideration for Soros' agreement to increase the amount of and to maintain the Soros Guarantee until November 15, 2004, we issued to Soros a warrant to purchase 25,000 shares of our Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013.

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

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

Commitments And Long Term Obligations

As of March 31, 2003, we had the following commitments and long term obligations:

                                   2003          2004          2005          2006          2007       Thereafter       Total
Marketing and Advertising      $    315,000            --            --            --            --            --  $    315,000
Operating Leases                    322,000       437,000       443,000       450,000       452,000       816,000  $  2,920,000
Capital Leases                      143,000       190,000        67,000            --            --            --  $    400,000
Employment Contracts                890,000     1,160,000       391,000            --            --            --  $  2,441,000
Notes payable to shareholders            --            --       182,000            --            --            --  $    182,000
                               ------------  ------------  ------------  ------------  ------------  ------------  ------------
  Grand total                  $  1,670,000     1,787,000     1,083,000       450,000       452,000       816,000  $  6,258,000

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

We anticipate that the proceeds from the March 2003 Financing, the Loan Facility and the 2003 Standby Commitment, together with existing resources should be sufficient to satisfy our cash requirements through the end of fiscal 2003. However, we may seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair market value when the liability is incurred, rather than upon an entity's commitment to an exit plan, as prescribed by EITF No. 94-3. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. We adopted SFAS No. 146 on January 1, 2003.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; recent losses and anticipated future losses; the risk that favorable trends in sales, repeat customer sales, average order size, and customer acquisition costs will not continue; risks that the Company will be unable to reduce the levels of losses; potential adverse effects on gross margin and gross profit resulting from mark downs and allowances; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in the Company's Series B Preferred Stock, the Series C Preferred Stock and the Series D Preferred Stock; the competitive nature of the business and the potential for competitors with greater resources to enter such business; adverse trends in the retail apparel market; risks and uncertainties associated with the Company's recent launch of a new version of its web site, including new internal procedures that need to be developed to operate the new web site, site instability and download performance issues; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; the dependence on third parties and certain relationships for certain services, including the Company's dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and the Company's dependence on its third-party web hosting and fulfillment centers; risks related to consumer acceptance of the Internet as a medium for purchasing apparel; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  The following is a list of exhibits filed as part of this Report:

       EXHIBIT NUMBER                                           DESCRIPTION
       ----------------------------------------------------------------------------------------------------------------
       99.1                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

       99.2                Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

(b)  Reports on Form 8-K:

Form 8K filed on April 29, 2003, attaching the Press Release announcing the Company's first quarter results.

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

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

                                              BLUEFLY, INC.

                                              By: /s/ E. Kenneth Seiff
                                                  -----------------------------
                                              E. Kenneth Seiff
                                              CEO and President

                                              By: /s/ Patrick C. Barry
                                                  -----------------------------
                                              Patrick C. Barry
                                              Chief Financial Officer

April 29, 2003

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

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

Date  April 29, 2003                      /s/ E. Kenneth Seiff
                                          --------------------
                                          E. Kenneth Seiff
                                          Chief Executive Officer

                                  BLUEFLY, INC.
                                 MARCH 31, 2003

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

Date  April  29, 2003                     /s/ Patrick C. Barry
                                          --------------------
                                          Patrick C. Barry
                                          Chief Financial Officer