Form 10-Q
period 2003-06-30
BLUEFLY INC
filed 2003-08-08
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended June 30, 2003

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

As of August 8, 2003, the issuer had outstanding 11,024,568 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of June 30, 2003
             and December 31, 2002 (unaudited)                                3

         Consolidated Condensed Statements of Operations for the six months
             ended June 30, 2003 and 2002 (unaudited)                         4

         Consolidated Condensed Statements of Operations for the three
             months ended June 30, 2003 and 2002 (unaudited)                  5

         Consolidated Condensed Statements of Cash Flows for the six months
             ended June 30, 2003 and 2002 (unaudited)                         6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.  Controls and Disclosures                                            20

Part II. Other Information                                                   20

Item 1.  Legal Proceedings                                                   20

Item 2.  Changes in Securities and Use Of Proceeds                           21

Item 4.  Submission of Matters to a Vote of Security Holders                 21

Item 6.  Exhibits and Reports on Form 8-K                                    22

Signature                                                                    23

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                                         JUNE 30,      DECEMBER 31,
                                                                                                           2003           2002
                                                                                                     ---------------  -------------
                                                     ASSETS
Current assets
    Cash and cash equivalents                                                                        $     1,170,000  $   1,749,000
    Inventories, net                                                                                      11,355,000     10,868,000
    Accounts receivable, net                                                                               1,151,000      1,147,000
    Prepaid expenses                                                                                         145,000        248,000
    Other current assets                                                                                     115,000         78,000
                                                                                                     ---------------  -------------
       Total current assets                                                                               13,936,000     14,090,000

Property and equipment, net                                                                                2,137,000      2,604,000
Other assets                                                                                                 179,000        215,000
                                                                                                     ---------------  -------------
       Total assets                                                                                  $    16,252,000  $  16,909,000
                                                                                                     ===============  =============
                                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
    Accounts payable                                                                                 $     3,454,000  $   3,434,000
    Accrued expenses and other current liabilities                                                         2,121,000      3,067,000
    Deferred revenue                                                                                       1,016,000        885,000
                                                                                                     ---------------  -------------
       Total current liabilities                                                                           6,591,000      7,386,000

Note payable to shareholders                                                                                 182,000      2,182,000
Long-term capital lease liability                                                                            263,000        257,000
                                                                                                     ---------------  -------------
       Total liabilities                                                                                   7,036,000      9,825,000
                                                                                                     ---------------  -------------

Commitments and contingencies

Shareholders' equity
    Series A Preferred stock - $.01 par value; 500,000 shares authorized, 460,000 and 500,000 issued and outstanding as of June 30, 2003 and December 31, 2002, respectively (liquidation preference: $9.2 million plus accrued dividends as of June 30, 2003 and $10.0 million plus
     accrued dividends as of December 31, 2002)                                                                5,000          5,000
    Series B Preferred stock - $.01 par value; 9,000,000 shares authorized 8,889,414 and 8,910,782 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively
     (liquidation preference: $30 million plus accrued dividends)                                             89,000         89,000
    Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively (liquidation preference:
     $1 million plus accrued dividends)                                                                           --             --
    Series D Preferred stock - $.01 par value; 7,150 shares authorized, issued and outstanding as of June 30, 2003 (liquidation preference: $7.1 million plus accrued dividends); no shares
     authorized, issued and outstanding as of December 31, 2002                                                   --             --
    Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of June 30, 2003 (liquidation preference: $1 million plus accrued dividends); no shares
     authorized, issued and outstanding as of December 31, 2002                                                   --             --
    Series 2002 Convertible Preferred stock - $.01 par value; 2,100 shares authorized and 0 and
     2,100 shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively
     (liquidation preference: $2.1 million)                                                                       --             --
    Common stock - $.01 par value; 92,000,000 shares authorized and 11,024,568 and 10,391,904
     shares issued and outstanding as of June 30, 2003 and December 31, 2002, respectively                   110,000        104,000
    Additional paid-in capital                                                                            98,942,000     92,628,000
    Accumulated deficit                                                                                  (89,930,000)   (85,742,000)
                                                                                                     ---------------  -------------
       Total shareholders' equity                                                                          9,216,000      7,084,000
                                                                                                     ---------------  -------------
       Total liabilities and shareholders' equity                                                    $    16,252,000  $  16,909,000
                                                                                                     ===============  =============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                    JUNE 30,
                                                                         -------------------------------
                                                                              2003             2002
                                                                         --------------   --------------
Net sales                                                                $   15,725,000   $   14,445,000
Cost of sales                                                                11,553,000        9,538,000
                                                                         --------------   --------------
    Gross profit                                                              4,172,000        4,907,000

Selling, marketing and fulfillment expenses                                   5,465,000        5,095,000
General and administrative expenses                                           2,538,000        2,269,000
                                                                         --------------   --------------
    Total operating expenses                                                  8,003,000        7,364,000

Operating loss                                                               (3,831,000)      (2,457,000)

Interest income                                                                  22,000           49,000
Interest expense                                                               (154,000)        (176,000)
                                                                         --------------   --------------

Net loss                                                                 $   (3,963,000)  $   (2,584,000)

Deemed dividend related to beneficial conversion feature on
 Series B and C Preferred Stock                                                (225,000)     (10,226,000)

Preferred stock dividends                                                    (1,483,000)      (1,224,000)
                                                                         --------------   --------------

Net loss applicable to common shareholders                               $   (5,671,000)  $  (14,034,000)
                                                                         ==============   ==============

Basic and diluted loss per common share                                  $        (0.52)  $        (1.48)
                                                                         ==============   ==============

Weighted average common shares outstanding (basic and diluted)               11,003,596        9,454,446
                                                                         ==============   ==============

        The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                               THREE MONTHS ENDED
                                                                                     JUNE 30,
                                                                         -------------------------------
                                                                              2003             2002
                                                                         --------------   --------------
Net sales                                                                $    7,468,000   $    6,799,000
Cost of sales                                                                 5,153,000        4,392,000
                                                                         --------------   --------------
    Gross profit                                                              2,315,000        2,407,000

Selling, marketing and fulfillment expenses                                   3,012,000        2,659,000
General and administrative expenses                                           1,376,000        1,207,000
                                                                         --------------   --------------
    Total operating expenses                                                  4,388,000        3,866,000

Operating loss                                                               (2,073,000)      (1,459,000)

Interest income                                                                  16,000           17,000
Interest expense                                                                (66,000)         (77,000)
                                                                         --------------   --------------

Net loss                                                                 $   (2,123,000)  $   (1,519,000)

Deemed dividend related to beneficial conversion feature on
 Series B Preferred Stock                                                            --      (10,226,000)

Preferred stock dividends                                                      (845,000)        (615,000)
                                                                         --------------   --------------

Net loss applicable to common shareholders                               $   (2,968,000)  $  (12,360,000)
                                                                         ==============   ==============

Basic and diluted loss per common share                                  $        (0.27)  $        (1.27)
                                                                         ==============   ==============

Weighted average common shares outstanding (basic and diluted)               11,024,568        9,700,823
                                                                         ==============   ==============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                SIX MONTHS ENDED
                                                                                     JUNE 30,
                                                                         -------------------------------
                                                                              2003             2002
                                                                         --------------   --------------
Cash flows from operating activities
  Net loss                                                               $   (3,963,000)  $   (2,584,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                            1,031,000          448,000
     Provisions for returns                                                    (533,000)        (606,000)
     Allowance for doubtful accounts                                             88,000          122,000
     Write-down (recovery) of inventory                                         220,000         (145,000)
  Changes in operating assets and liabilities:
     (Increase) decrease in
        Inventories                                                            (707,000)      (1,605,000)
        Accounts receivable                                                     (92,000)          (4,000)
        Prepaid expenses                                                        103,000         (229,000)
        Other current assets                                                    (37,000)          20,000
        Other assets                                                                 --            1,000
     Increase (decrease) in
        Accounts payable                                                         73,000          827,000
        Accrued expenses and other current liabilities                         (515,000)         (51,000)
        Deferred revenue                                                        131,000         (118,000)
                                                                         --------------   --------------
  Net cash used in operating activities                                      (4,201,000)      (3,924,000)
                                                                         --------------   --------------

Cash flows from investing activities
  Purchase of property, equipment and capitalized software                     (262,000)      (1,282,000)
                                                                         --------------   --------------
Net cash used in investing activities                                          (262,000)      (1,282,000)
                                                                         --------------   --------------

Cash flows from financing activities
  Proceeds from sale of Series D Preferred Stock                              2,000,000               --
  Proceeds from issuance of  Notes Payable (January 2003 Financing)           1,000,000               --
  Proceeds from sale of Series E Preferred Stock                              1,000,000               --
  Payments of capital lease obligation                                         (116,000)         (95,000)
  Net proceeds from sale of Common Stock and Warrants                                --        1,899,000
                                                                         --------------   --------------
Net cash provided by financing activities                                     3,884,000        1,804,000
                                                                         --------------   --------------

Net decrease in cash and cash equivalents                                      (579,000)      (3,402,000)
Cash and cash equivalents - beginning of period                               1,749,000        5,419,000
                                                                         --------------   --------------
Cash and cash equivalents - end of period                                $    1,170,000   $    2,017,000
                                                                         ==============   ==============
Supplemental schedule of non-cash investing and financing activities:
  Exchange of note for equity                                            $    2,027,000   $           --
                                                                         ==============   ==============
  Conversion of debt to equity                                           $    1,009,000   $           --
                                                                         ==============   ==============
  Deemed dividend related to beneficial conversion feature on
   Series C Preferred Stock                                              $      225,000   $           --
                                                                         ==============   ==============
  Equipment acquired under capital lease                                 $      224,000   $      556,000
                                                                         ==============   ==============
  Warrants issued to shareholders                                        $       43,000   $      292,000
                                                                         ==============   ==============
  Interest paid                                                          $       43,000   $       62,000
                                                                         ==============   ==============
  Deemed dividend related to beneficial conversion feature on
   Series B Preferred Stock                                              $           --   $   10,226,000
                                                                         ==============   ==============
  Warrants issued to lender                                              $           --   $       80,000
                                                                         ==============   ==============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

The Company has sustained net losses and negative cash flows from operations since the establishment of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company currently plans to seek additional equity or debt financing in order to maximize the growth of its business. There can be no assurance that any additional financing or other sources of capital will be available to the Company on acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company believes that cash and cash equivalents on hand at June 30, 2003 together with the proceeds from the July Financing and the Loan Facility (both defined below) will be sufficient to fund operations through December 31, 2003, although if the Company is unable to obtain additional financing, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at discount prices. The Company's Web store ("Bluefly.com" or "Web Site"), which was launched in September 1998, sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value.

NOTE 3 - SOROS FINANCINGS

JANUARY 2003 FINANCING
In January 2003 the Company issued to Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"), and SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI;" QIP and SFMDI are each affiliates of Soros Private Equity Partners LLC and are collectively and individually sometimes referred to herein as "Soros") $1.0 million of demand convertible promissory notes that bore interest at a rate of 8% per annum and had a maturity date of July 28, 2003 and warrants to purchase 25,000 shares of its common stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share (the "January 2003 Financing"). These notes were converted into Series D Convertible Preferred Stock ("Series D Preferred Stock") in connection with the March 2003 Financing (defined below).

The Company valued the warrants issued in the January 2003 Financing using the Black-Scholes option pricing model and credited additional paid in capital for approximately $21,000. This entire amount was expensed as interest expense during the first quarter of 2003.

MARCH 2003 FINANCING
In March 2003, the Company entered into an agreement with Soros pursuant to which Soros: (i) provided $2.0 million of new capital by purchasing 2,000 shares of Series D Preferred Stock, (ii) converted the promissory notes issued to it in the January 2003 Financing and all of its Series 2002 Preferred Stock into 3,109.425 shares of Series D Preferred Stock and (iii) purchased 2,027.123 additional shares of Series D Preferred Stock for approximately $2.0 million, with such $2.0 million in additional proceeds being retained by Soros as payment in full of the Company's obligations under the demand promissory notes issued to Soros in September 2002 (the "March 2003 Financing"). Additionally, as described more fully below, (See May 2003

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Financing) Soros agreed to provide the Company with up to $1.0 million in additional financing (the "2003 Standby Commitment Amount") on a standby basis at any time prior to January 1, 2004, provided that the Company's cash balances are less than $1.0 million (the "2003 Standby Commitment.").

Each share of Series D Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends or (ii) the amount the holder of such shares would receive if it were to convert such shares into Common Stock immediately prior to the liquidation of the Company. The Series D Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,315.79. The conversion price of the Series D Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series D Preferred Stock conversion price in the future, the conversion price of the Series D Preferred Stock would be decreased so that it would equal the conversion price of the new security or the price at which shares of common stock are sold, as the case may be. The certificate of designations for the Series D Preferred Stock provided that, to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time, until such time as such conversion provisions were approved by the Company's stockholders, the total number of shares of Common Stock issuable upon conversion of the Series D Preferred Stock could not exceed 2,204,803 shares (which represents approximately 19.99% of the Company's currently outstanding Common Stock), regardless of any adjustment to the Series D Preferred Stock conversion price. Such stockholder approval was obtained at the meeting of the Company's stockholders held on August 1, 2003.

Beginning on November 13, 2004, the Company is entitled to redeem all, but not less than all, of the outstanding Series D Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the market price of the Common Stock on the date of the initial issuance of the Series D Preferred Stock. Dividends accrue on the Series D Preferred Stock at an annual rate equal to 12% of the face value and are payable only upon the conversion or redemption of the Series D Preferred Stock or upon liquidation of the Company. The Series D Preferred Stock votes on an as converted basis.

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

MAY 2003 FINANCING
As part of the March 2003 Financing, Soros had agreed to provide the Company with the 2003 Standby Commitment. By its terms, fulfillment of the 2003 Standby Commitment could be made in one or more tranches, as determined by the members of the Company's Board of Directors who are not Soros designees, and any and all draws against the 2003 Standby Commitment Amount were to be effected through the purchase of newly-designated shares of Series E Preferred Stock on terms and conditions substantially identical to the Series D Preferred Stock, except that:
(1) the conversion price of the Series E Preferred Stock was to be the lower of
(a) the average closing price of the Common Stock on the Nasdaq SmallCap Market for the ten trading days preceding the issuance of the Series E Preferred Stock and (b) $0.76; and (2) the Series E Preferred Stock was not to be convertible into Common Stock (and was not to be entitled to vote with the Common Stock on matters submitted to a vote of the holders of the Common Stock) until such time as the Company's stockholders approved the conversion rights of the Series E Preferred Stock to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time. Such stockholder approval was obtained at the meeting of the Company's stockholders held on August 1, 2003.

In accordance with the terms of the 2003 Standby Commitment, in May 2003 Soros invested an additional $1.0 million in Bluefly through the purchase of 1,000 shares of Series E Convertible Preferred Stock and thereby fulfilled the 2003 Standby Commitment in full (the "May 2003 Financing"). Each share of Series E Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends or (ii) the amount the holder of such shares would receive if it were to convert such shares into Common Stock immediately prior to the liquidation of the Company. The Series E Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,315.79. The conversion price of the Series E Preferred Stock is subject to an anti-dilution adjustment,

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series E Preferred Stock conversion price in the future, the conversion price of the Series E Preferred Stock would be decreased so that it would equal the conversion price of the new security or the price at which shares of common stock are sold, as the case may be.

Beginning on November 13, 2004, the Company is entitled to redeem all, but not less than all, of the outstanding Series E Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the market price of the Common Stock on the date of the initial issuance of the Series E Preferred Stock. Dividends accrue on the Series E Preferred Stock at an annual rate equal to 12% of the face value and are payable only upon the conversion or redemption of the Series E Preferred Stock or upon liquidation of the Company. The Series E Preferred Stock votes on an as converted basis.

JULY 2003 FINANCING
In July 2003 Soros invested an additional $2.0 million in the Company. Under the terms of the transaction, the Company issued $2 million of convertible promissory notes that bear interest at a rate of 12% per annum and have a maturity date of January 12, 2004. The promissory notes together with any interest that has accrued, are convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing (the "July 2003 Financing"). The conversion of the notes is subject to certain limitations until such time as the conversion provisions are approved by the Company's stockholders.

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

The Financing Agreement was amended in March 2003 to: (i) extend the term until June 30, 2004; (ii) increase the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee ($2.0 million) plus the lower of (x) $2.0 million (instead of the prior $1.0 million), (y) 20% of the book value of the Company's inventory or
(z) the full liquidation value of the Company's inventory; (iii) increase the tangible net worth requirement to $5.0 million from $1.5 million; (iv) redefine the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002), (v) increase the working capital requirement to $4.0 million from $3.5 million; (vi) increase the annual fee the Company pays Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) require the Company to maintain a cash balance of at least $250,000 and; (viii) require Soros to increase from $1.5 million to $2.0 million the amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help collateralize the Loan Facility and extend the term of the Soros Guarantee to November 15, 2004 from November 15, 2003. In consideration for Soros' agreement to maintain the Soros Guarantee until November 15, 2004, the Company issued to Soros a warrant to purchase 25,000 shares of its Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013. The Company valued the warrant using the Black-Scholes option pricing model and credited additional paid in capital for approximately $22,000. This amount is being amortized to interest expense over the life of the Loan Facility.

As of June 30, 2003, after giving effect to the amendment, the maximum availability under the Loan Facility was approximately $4.0 million of which approximately $2.6 million was committed, leaving approximately $1.4 million available against the Loan Facility.

NOTE 5 - LOSS PER SHARE

The Company has determined Loss Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, the following options and warrants to purchase shares of Common Stock and Preferred Stock convertible into shares of Common Stock were not included in the computation of diluted loss per share because such inclusion would be antidilutive:

             Security                    June 30, 2003     June 30, 2002
             --------                    -------------     -------------

             Options                         9,592,912         3,863,078
             Warrants                        1,119,144         1,069,144
             Preferred Stock                43,323,434        17,554,542

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

                                                                                        June 30, 2003      June 30, 2002
                                                                                        -------------     --------------
Basic and diluted net loss, as reported for the three months ended                      $  (2,123,000)    $   (1,519,000)
Basic and diluted net loss per share, as reported for the three months ended            $       (0.27)    $        (1.27)
Basic and diluted net loss, pro forma for the three months ended                        $  (3,154,000)    $   (2,475,000)
Basic and diluted net loss per share, pro forma for the three months ended              $       (0.36)    $        (1.37)

Basic and diluted net loss, as reported for the six months ended                        $  (3,963,000)    $   (2,584,000)
Basic and diluted net loss per share, as reported for the six months ended              $       (0.52)    $        (1.48)
Basic and diluted net loss, pro forma for the six months ended                          $  (6,066,000)    $   (4,489,000)
Basic and diluted net loss per share, pro forma for the six months ended                $       (0.71)    $        (1.69)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

NOTE 7 - NASDAQ COMPLIANCE

In March 2003, the Company was advised by the Nasdaq Stock Market, Inc. ("Nasdaq") that it was not in compliance with Nasdaq's continued listing requirements (the "Listing Requirements") because shares of its common stock have closed at a per share price of less than $1.00 for at least 30 days. On June 6, 2003, the Company was advised by Nasdaq that, because the closing bid price of the Company's common stock has been at $1.00 per share or greater for at least 10 consecutive trading days, the Company has regained compliance with the Listing Requirements.

NOTE 8 - RECLASSIFICATIONS

Certain amounts in the consolidated condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

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

We have grown significantly since launching our Web Site in September 1998. Our net sales increased approximately 10% to $7,468,000 for the three months ended June 30, 2003 from $6,799,000 for the three months ended June 30, 2002. Our net loss for the second quarter of 2003 totaled $2,123,000 compared to $1,519,000 in the second quarter of 2002.

At June 30, 2003 we had an accumulated deficit of $89,930,000. Historical net losses and the accumulated deficit resulted primarily from costs associated with developing and marketing our Web Site and building our infrastructure and the recording of beneficial conversion feature charges.

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

Based on our current plans, we anticipate that the proceeds from the July 2003 Financing, the Rosenthal Loan Facility together with existing resources, should be sufficient to satisfy our cash requirements through the end of fiscal 2003. We currently plan to seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on our business, prospects, financial condition and results of operations. If we are unable to obtain additional financing, and/or we do not achieve our sales plan, future operations will need to be modified, scaled back or discontinued.

SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of the allowances for sales returns and recoverability of inventories and tax allowance. Actual amounts could differ significantly from these estimates.

Revenue Recognition

Gross sales consist primarily of revenue from product sales and shipping and handling revenue on our Web site, and are net of promotional discounts. Revenue is recognized when goods are received by our customers, which occurs only after credit card authorization. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes.

Provision for Sales Returns and Doubtful Accounts

We generally permit returns for any reason within 90 days of the sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. However, our future return and bad debt rates could differ significantly from historical patterns, which would adversely affect our operating results.

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. We review our inventory levels periodically in order to identify slow-moving merchandise and use markdowns to clear out merchandise. Markdowns may be used if inventory exceeds customer demand for reasons of style, changes in customer preference or lack of consumer acceptance of certain items, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on the extent of the markdowns and amount of inventory affected.

Deferred Tax Valuation Allowance

We assessed the future taxable income and have determined that a 100% deferred tax valuation allowance is deemed necessary. In the event that we were to determine that we would be able to realize our deferred tax asset, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

RESULTS OF OPERATIONS

For The Six Months Ended June 30, 2003 Compared To The Six Months Ended June 30, 2002

The following table sets forth our statement of operations data, for the six months ended June 30th. All data in is in thousands except as indicated below:

                                                      2003                    2002                     2001
                                              ---------------------    -------------------    ---------------------
                                                          As a % of              As a % of                As a % of
                                                          Net Sales              Net Sales                Net Sales
Net sales                                     $  15,725       100.0%   $ 14,445      100.0%   $   9,931       100.0%
Cost of sales                                    11,553        73.5%      9,538       66.0%       6,924        69.7%
                                              ---------                --------               ---------
    Gross profit                                  4,172        26.5%      4,907       34.0%       3,007        30.3%

Selling, marketing and fulfillment expenses       5,465        34.8%      5,095       35.3%       8,076        81.3%
General and administrative expenses               2,538        16.1%      2,269       15.7%       3,038        30.6%
                                              ---------                --------               ---------
    Total operating expenses                      8,003        50.9%      7,364       51.0%      11,114       111.9%

Operating loss                                   (3,831)      (24.4)%    (2,457)     (17.0)%     (8,107)      (81.6)%
Interest (expense) and other income                (132)       (0.8)%      (127)      (0.9)%    (13,092)     (131.8)%
                                              ---------                --------               ---------

    Net loss                                     (3,963)      (25.2)%    (2,584)     (17.9)%    (21,199)     (213.4)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the six months ended June 30th, as indicated below:

                                                                                 2003          2002         2001
                                                                            ---------     ---------    ---------
Average Order Size (including shipping & handling)                          $  171.62     $  161.70    $  134.92
Average Order Size Per New Customer (including shipping & handling)         $  158.53     $  146.69    $  120.54
Average Order Size Per Repeat Customer  (including shipping & handling)     $  178.76     $  169.67    $  148.78

New Customers Added during the Period                                          49,612        45,930       50,245
Revenue from Repeat Customers as a % of total Revenue                              67%           69%          56%
Customer Acquisition Costs                                                  $    9.77     $   12.85    $   58.72

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales for the six months ended June 30, 2003 increased by approximately 13% to $25,038,000, from $22,089,000 for the six months ended June 30, 2002. For the six months ended June 30, 2003, we recorded a provision for returns and credit card chargebacks and other discounts of $9,313,000, or approximately 37.2% of gross sales. For the six months ended June 30, 2002, the provision for returns and credit card chargebacks and other discounts was $7,644,000, or approximately 34.6% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was primarily the result of an increase in the average price point of the products that we sell.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the six months ended June 30, 2003 were $15,725,000. This represents an increase of approximately 9% compared to the six months ended June 30, 2002, in which net sales totaled $14,445,000. The growth in net sales was largely driven by the increase in the number of new customers acquired (approximately 8% higher than in the first six months of 2002) and the increase in average order size (approximately 6% higher than in the first six months of 2002).

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 2003 totaled $11,553,000, resulting in gross margin of approximately 26.5%. Cost of sales for the six months ended June 30, 2002 totaled $9,538,000, resulting in gross margin of 34.0%. Gross profit decreased by 15%, to $4,172,000 for the six months ended June 30, 2003 compared to $4,907,000 for the six months ended June 30, 2002. The decrease in gross margin resulted primarily from our decision in the first quarter of 2003 to reduce our product margin on fall and winter merchandise in order to reduce inventory levels and the increase in the provision for returns and credit card chargebacks.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 7% in the first six months of 2003 compared to the first six months of 2002. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 34.8% in the first six months of 2003 from 35.3% in the first six months of 2002. Selling, marketing and fulfillment expenses were comprised of the following:

                 Six Months Ended     Six Months Ended   Percentage Difference
                   June 30, 2003        June 30, 2002     increase (decrease)
                 ----------------     ----------------   ---------------------
  Marketing          $    776,000         $    837,000                    (7.3)%
  Operations            2,312,000            2,122,000                     9.0%
  Technology            1,770,000            1,580,000                    12.0%
  E-Commerce              607,000              556,000                     9.2%
                 ----------------     ----------------
                     $  5,465,000         $  5,095,000                     7.3%

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of approximately 7.3% was largely related to a shift in our customer acquisition strategy. We reduced our advertising expenditures and focused more on email, affiliate programs and other performance based programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the six months ended June 30, 2003 by approximately 24% to $9.77 per customer from $12.85 per customer for the six months ended June 30, 2002. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first six months of 2003 by approximately 9.0% compared to the first six months of 2002 as a result of an increase in warehouse storage cost (related to the increase in inventory) as well as an increased headcount in the operations and customer service teams.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the six months ended June 30, 2003 technology expenses increased by approximately 12.0% compared to the six months ended June 30, 2002.

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

This increase was related to accelerated depreciation of equipment acquired under a capital lease due to a change in the estimated useful life along with increased amortization expense incurred as a result of capital costs incurred in connection with the upgraded version of the Web Site. These amounts were partially offset by a reduction in our Web Site hosting costs in connection with our move to a new web hosting facility.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the six months ended June 30, 2003, this amount increased by approximately 9.2% as compared to the six months ended June 30, 2002, primarily due to the creation of an Online Retail Group within the E-Commerce department. The Online Retail Group is, among other things, responsible for leveraging the Web Site technology to improve the on-site customer experience.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the six months ended June 30, 2003 increased by approximately 11.9% to $2,538,000 as compared to $2,269,000 for the six months ended June 30, 2002. The increase in general and administrative expenses was the result of increased professional services and salary and benefit expenses.

As a percentage of net sales, general and administrative expenses for the first six months of 2003 increased slightly to 16.1% compared to 15.7% for the first six months of 2002.

Loss from operations: Operating loss increased by approximately 55.9% in the first six months of 2003 to $3,831,000 from $2,457,000 in the first six months of 2002 as a result of a decrease in gross margin and an increase in operating expenses.

Interest expense and other income, net: Interest expense for the six months ended June 30, 2003 totaled $154,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing. For the six months ended June 30, 2002, interest expense totaled $176,000, and related primarily to fees paid in connection with the Loan Facility.

Interest income for the six months ended June 30, 2003 decreased to $22,000 from $49,000 for the six months ended June 30, 2002. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

For The Three Months Ended June 30, 2003 Compared To The Three Months Ended June 30, 2002

The following table sets forth our statement of operations data, for the three months ended June 30th. All data in is in thousands except as indicated below:

                                                      2003                    2002                    2001
                                              ---------------------    -------------------    ---------------------
                                                          As a % of              As a % of                As a % of
                                                          Net Sales              Net Sales                Net Sales
Net sales                                     $   7,468       100.0%   $  6,799      100.0%   $   5,285       100.0%
Cost of sales                                     5,153        69.0%      4,392       64.6%       3,561        67.4%
                                              ---------                --------               ---------
    Gross profit                                  2,315        31.0%      2,407       35.4%       1,724        32.6%

Selling, marketing and fulfillment expenses       3,012        40.3%      2,659       39.1%       4,535        85.8%
General and administrative expenses               1,376        18.4%      1,207       17.8%       1,387        26.2%
                                              ---------                --------               ---------
    Total operating expenses                      4,388        58.7%      3,866       56.9%       5,922       112.0%

Operating loss                                   (2,073)      (27.7)%    (1,459)     (21.5)%     (4,198)      (79.4)%
Interest (expense) and other income                 (50)       (0.7)%       (60)      (0.9)%         30         0.6%
                                              ---------                --------               ---------
    Net loss                                     (2,123)      (28.4)%    (1,519)     (22.4)%     (4,168)      (78.8)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

                                                                                 2003          2002         2001
                                                                            ---------     ---------    ---------
Average Order Size (including shipping & handling)                          $  176.70     $  161.65    $  140.29
Average Order Size Per New Customer (including shipping & handling)         $  165.15     $  149.01    $  125.92
Average Order Size Per Repeat Customer (including shipping & handling)      $  182.78     $  167.80    $  154.02

New Customers Added during the Period                                          22,581        21,057       25,988
Revenue from Repeat Customers as a % of total Revenue                              68%           70%          56%
Customer Acquisition Costs                                                  $   15.16     $   16.92    $   75.40

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales for the three months ended June 30, 2003 increased by approximately 12% to $11,994,000, from $10,747,000 for the three months ended June 30, 2002. For the three months ended June 30, 2003, we recorded a provision for returns and credit card chargebacks and other discounts of $4,526,000, or approximately 37.7% of gross sales. For the three months ended June 30, 2002, the provision for returns and credit card chargebacks and other discounts was $3,948,000, or approximately 36.7% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was primarily the result of an increase in the average price point of the products that we sell.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended June 30, 2003 were $7,468,000. This represents an increase of approximately 10% compared to the three months ended June 30, 2002, in which net sales totaled $6,799,000. The growth in net sales was largely driven by the increase in the number of new customers acquired (approximately 7% higher than in the second quarter of 2002) and the increase in average order size (approximately 9% higher than in second quarter of 2002).

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended June 30, 2003 totaled $5,153,000, resulting in gross margin of approximately 31.0%. Cost of sales for the three months ended June 30, 2002 totaled $4,392,000, resulting in gross margin of 35.4%. Gross profit decreased by 4%, to $2,315,000 for the three months ended June 30, 2003 compared to $2,407,000 for the three months ended June 30, 2002. The decrease in gross margin resulted primarily from an increase in the provision for returns and credit card chargebacks.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 13.3% for the three months ended June 30, 2003 compared to the three months ended June 30, 2002. As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 40.3% in the first three months of 2003 from 39.1% in the first three months of 2002. Selling, marketing and fulfillment expenses were comprised of the following:

               Three Months Ended   Three Months Ended  Percentage Difference
                 June 30, 2003        June 30, 2002      increase (decrease)
               ------------------   ------------------  ----------------------
  Marketing          $    515,000         $    491,000                     4.9%
  Operations            1,145,000            1,071,000                     6.9%
  Technology            1,047,000              810,000                    29.3%
  E-Commerce              305,000              287,000                     6.3%
               ------------------   ------------------
                     $  3,012,000         $  2,659,000                    13.3%

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The increase in marketing expenses of approximately 4.9% was largely related to an increase in the head count of the department, offset slightly by a shift in our customer acquisition strategy. During the second quarter of 2003, we reduced our

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

advertising expenditures and focused more on email, affiliate programs and other performance based programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the three months ended June 30, 2003 by approximately 10% to $15.16 per customer from $16.92 per customer for the three months ended June 30, 2002. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased for the three months ended June 30, 2003 by approximately 6.9% compared to the three months ended June 30, 2002 as a result of an increase in warehouse storage cost (related to the increase in inventory) as well as an increased headcount in the operations and customer service teams.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the three months ended June 30, 2003 technology expenses increased by approximately 29.3% compared to the three months ended June 30, 2002. This increase was related to accelerated depreciation of equipment acquired under a capital lease due to a change in the estimated useful life and increased amortization expense incurred as a result of capital costs incurred in connection with the upgraded version of the Web Site, offset slightly by a reduction in our Web Site hosting costs in connection with our move to a new web hosting facility.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the three months ended June 30, 2003, this amount increased by approximately 6.3% as compared to the three months ended June 30, 2002, primarily due to the creation of an Online Retail Group within the E-Commerce department. The Online Retail Group is, among other things, responsible for leveraging the Web Site technology to improve the on-site customer experience. The total headcount in the E -Commerce group increased to 18 during the second quarter of 2003 compared to 13 in the second quarter of 2002.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended June 30, 2003 increased by approximately 14.0% to $1,376,000 as compared to $1,207,000 for the three months ended June 30, 2002. The increase in general and administrative expenses was the result of increased professional services and salary and benefit expenses.

As a percentage of net sales, general and administrative expenses for the second quarter of 2003 increased slightly to 18.4% from 17.8% for the second quarter of 2002.

Loss from operations: Operating loss increased by approximately 42.1% in the second quarter of 2003 to $2,073,000 from $1,459,000 in the second quarter of 2002 as a result of a decrease in gross margin and increased operating expenses.

Interest expense and other income, net: Interest expense for the three months ended June 30, 2003 totaled $66,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing. For the three months ended June 30, 2002, interest expense totaled $77,000, and related primarily to fees paid in connection with the Loan Facility.

Interest income for the three months ended June 30, 2003 decreased to $16,000 from $17,000 for the three months ended June 30, 2002. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2003, we had approximately $1.2 million of liquid assets, entirely in the form of cash and cash equivalents and working capital of approximately $7.3 million. In addition, as of June 30, 2003, we had approximately $2.6 million of borrowings committed under the Loan Facility, leaving approximately $1.4 million of availability. In July 2003 Soros invested an additional $2.0 million in us in the form of promissory notes.

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

We fund our operations through cash on hand, operating cash flow and the Loan Facility, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and is dependent, among other things, on the Company having at least $5.0 million of tangible net worth and $4.0 million of working capital. In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

Under the terms of the Loan Facility, Soros has the right to purchase all of our obligations from Rosenthal at any time during its term (the "Buyout Option"). With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Soros Guarantee as consideration to Soros for the purchase of such obligations.

Commitments And Long Term Obligations

As of June 30, 2003, we had the following commitments and long term obligations:

                                  2003         2004          2005        2006        2007      Thereafter      Total
Marketing and Advertising      $   204,000           --           --          --          --           --  $   204,000
Operating Leases                   259,000      454,000      461,000     468,000     481,000      916,000  $ 3,039,000
Capital Leases                     141,000      314,000      101,000          --          --           --  $   556,000
Employment Contracts               658,000      860,000      385,000          --          --           --  $ 1,903,000
Notes payable to shareholders           --           --      182,000          --          --           --  $   182,000
                               -----------  -----------  -----------  ----------   ---------   ----------  -----------
     Grand total               $ 1,262,000    1,628,000    1,129,000    468,000      481,000      916,000  $ 5,884,000

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

We anticipate that the proceeds from the July 2003 Financing, the Loan Facility, together with existing resources should be sufficient to satisfy our cash requirements through the end of fiscal 2003. However, we may seek additional debt and/or equity financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair market value when the liability is incurred, rather than upon an entity's commitment to an exit plan, as prescribed by EITF No. 94-3. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. We have adopted SFAS No. 146 and its adoption did not have a material effect on the Company's financial statements.

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

followed by a guarantor on prior guarantees may not be changed to conform to the guidance of FIN 45. We do not believe that the adoption of FIN 45 will have a material impact on our consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods beginning after December 15, 2002. We continue to account for stock-based employee compensation under the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees." We adopted the disclosure provisions of SFAS No. 148 for the year ended December 31, 2002, and its adoption did not have a material effect on the Company's financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect this standard to have a material impact on its consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financials instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003,and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact of the adoption of SFAS No. 150 on its financial position or results of operations.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; recent losses and anticipated future losses; the risk that favorable trends in sales, repeat

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

customer sales, average order size, and customer acquisition costs will not continue; risks that the Company will be unable to reduce the levels of losses; potential adverse effects on gross margin and gross profit resulting from mark downs and allowances for returns and credit card chargebacks; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in the Company's Series B Preferred Stock, the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock; the competitive nature of the business and the potential for competitors with greater resources to enter such business; adverse trends in the retail apparel market; risks and uncertainties associated with the Company's recent launch of a new version of its web site, including new internal procedures that need to be developed to operate the new web site, site instability and download performance issues; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; the dependence on third parties and certain relationships for certain services, including the Company's dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and the Company's dependence on its third-party web hosting and fulfillment centers; risks related to consumer acceptance of the Internet as a medium for purchasing apparel; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's President and Chief Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently and from time to time, are involved in litigation incidental to the conduct of our business, but are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

In October 2002, the Company commenced an action against Breider Moore & Co., LLC ("Breider Moore") and Joseph Breider in the Supreme Court of the State of New York, County of New York, as a result of Breider Moore's failure to consummate an agreed upon investment in the Company in connection with the June 2002 Soros investment. Breider Moore had committed to invest approximately $7 million on the same terms and conditions as those that applied to Soros' investment. However, this investment was not consummated. In the action, we asserted breach of contract claim against Breider Moore, fraud claims against Breider Moore and Mr. Breider and a piercing the corporate veil claim against Mr. Breider. In February 2003, we obtained summary judgment on our breach of contract claim, and our piercing the corporate veil claim was dismissed. One of our fraud claims is still pending and one has been dismissed. Given that we had been granted summary judgment on the breach of contract claim, an evidentiary hearing on our damages was held before a special referee in May 2003. In July 2003, the special referee recommended that we be awarded damages in the amount of approximately $3.3 million for our breach of contract claim against Breider Moore. We have made a motion to the court to modify the special referee's recommendation and to increase the amount of the damage award to an amount in excess of $14 million. Of course, there can be no assurance that our motion will be successful or that the court will ultimately enter any judgment in our favor. In addition, we do not yet know whether Breider Moore intends to appeal the special referee's recommendation. Moreover, even if we are successful in obtaining a judgment, we do not know what assets, if any, Breider Moore has and whether we will be able to collect on the judgment. It may be necessary for us to take discovery and/or

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

commence additional collection proceedings in connection with our efforts to collect on any such judgment, and, given the substantial costs involved with such litigation, there can be no assurance that the amount that we would be able to collect with respect to any such judgment would exceed the costs associated with obtaining and executing on such judgment.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

In May 2003 Soros purchased 1,000 shares of Series E Convertible Preferred Stock from us for an aggregate purchase price of $1.0 million. The Series E Convertible Preferred Stock is convertible into Common Stock, at the holder's option, at the rate of $0.76 per share, and will earn dividends at the rate of 12% per year, payable in cash or stock, at our option, upon conversion. In the event that we issue Common Stock or securities convertible into Common Stock at a price per share less than $0.76 in the future, the conversion price of the Series E Convertible Preferred Stock, subject to certain limitations, would be decreased so that it would equal such lower price.

In July 2003, Soros purchase convertible promissory notes from us in the aggregate principal amount of $2.0 million. The purchase price for the promissory notes was $2.0 million. The promissory notes bear interest at a rate of 12% per annum and have a maturity date of January 12, 2004. The promissory notes, together with any interest that has accrued, are convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing.

The above-described sales were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 1, 2003, we held our annual meeting of stockholders. At the meeting, our stockholders voted for five directors, electing E. Kenneth Seiff, Josephine Esquivel, Alan Kane, Martin Miller and Robert Stevens as members of our board of directors. In addition, our stockholders voted in favor of proposals to (i) approve the conversion provisions of our Series D Convertible Preferred Stock, and (ii) approve the conversion provisions of our Series E Convertible Preferred Stock. The results of the voting were as follows:

          PROPOSAL                    VOTES FOR     VOTES WITHHELD
------------------------------       -----------    --------------
Election of E. Kenneth Seiff          44,780,931           493,567

Election of Josephine Esquivel        44,780,931           493,567

Election of Alan Kane                 44,780,931           493,567

Election of Martin Miller             44,780,931           493,567

Election of Robert Stevens            44,780,931           493,567

                                                                      ABSTENTIONS AND
                                      VOTES FOR     VOTES AGAINST     BROKER NON-VOTES
                                     -----------    -------------     ----------------
Approval of Conversion Provisions
 of Series D Preferred Stock          38,591,302          107,310            4,026,535

Approval of Conversion Provisions
 of Series E Preferred Stock          38,586,632          110,410            4,028,105

In addition to the directors elected at the meeting, Neal Moszkowski and David Wassong were elected to the Board of Directors as the designees of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following is a list of exhibits filed as part of this Report:

  EXHIBIT NUMBER                     DESCRIPTION
----------------------------------------------------------------------------
     3.6 Certificate of Powers, Designations, Preferences and Rights of Series E Preferred Stock of the Registrant

     10.53 Series E Preferred Stock Purchase Agreement, dated May 21, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto

     10.54 Note Purchase Agreement, dated July 16, 2003, by and between the Registrant and the investors listed on
                     Schedule 1 thereto. (incorporated by reference to Exhibit 99.2 to the Company's 8-K filed on July 17, 2003)

     10.55 Demand Promissory Note, dated July 16, 2003, issued to SFM Domestic Investments LLC (incorporated by reference to Exhibit 99.3 to the Company's 8-K filed on July 17,
                     2003)

     10.56 Demand Promissory Note, dated July 16, 2003, issued to Quantum Industrial Partners LDC (incorporated by reference to Exhibit 99.4 to the Company's 8-K filed on July 17,
                     2003)

     31.1            Certification Pursuant to Rule 13a-14(a)/15d-14(a)

     31.2            Certification Pursuant to Rule 13a-14(a)/15d-14(a)

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    Reports on Form 8-K:

     Form 8-K filed on July 17, 2003, attaching the Press Release announcing the announced that it had issued and sold $2 million of convertible promissory notes to affiliates of Soros Private Equity Partners.

     Form 8-K filed on August 8, 2003, attaching the Press Release announcing the Company's second quarter results.

                                  BLUEFLY, INC.
                                  JUNE 30, 2003

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

August 8, 2003