Form 10-Q
period 2003-09-30
BLUEFLY INC
filed 2003-11-12
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2003

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

As of November 10, 2003, the issuer had outstanding 11,157,948 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                                        PAGE
                                                                                        ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of September 30, 2003
           and December 31, 2002 (unaudited)                                              3

         Consolidated Condensed Statements of Operations for the nine months ended
           September 30, 2003 and 2002 (unaudited)                                        4

         Consolidated Condensed Statements of Operations for the three months ended
           September 30, 2003 and 2002 (unaudited)                                        5

         Consolidated Condensed Statements of Cash Flows for the nine months ended
           September 30, 2003 and 2002 (unaudited)                                        6

         Notes to Consolidated Condensed Financial Statements                             7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                                     11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                      20

Item 4.  Controls and Disclosures                                                        20

Part II. Other Information                                                               21

Item 1.  Legal Proceedings                                                               21

Item 2.  Changes in Securities and Use Of Proceeds                                       21

Item 4.  Submission of Matters to a Vote of Security Holders                             21

Item 6.  Exhibits and Reports on Form 8-K                                                22

Signature                                                                                23

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                                       2003            2002
                                                                                   -------------   ------------
                                     ASSETS

Current assets
   Cash and cash equivalents                                                       $   2,567,000   $  1,749,000
   Inventories, net                                                                   12,464,000     10,868,000
   Accounts receivable, net                                                            1,501,000      1,147,000
   Prepaid expenses                                                                      197,000        248,000
   Other current assets                                                                  185,000         78,000
                                                                                   -------------   ------------
         Total current assets                                                         16,914,000     14,090,000

Property and equipment, net                                                            1,919,000      2,604,000
Other assets                                                                             167,000        215,000
                                                                                   -------------   ------------
         Total assets                                                              $  19,000,000   $ 16,909,000
                                                                                   =============   ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
   Accounts payable                                                                $   5,789,000   $  3,434,000
   Accrued expenses and other current liabilities                                      2,648,000      3,067,000
   Notes payable to shareholders                                                       2,000,000             --
   Deferred revenue                                                                    1,412,000        885,000
                                                                                   -------------   ------------
         Total current liabilities                                                    11,849,000      7,386,000

Note payable to shareholders                                                             182,000      2,182,000
Long-term capital lease liability                                                        193,000        257,000
                                                                                   -------------   ------------
         Total liabilities                                                            12,224,000      9,825,000
                                                                                   -------------   ------------
Commitments and contingencies

Shareholders' equity
   Series A Preferred stock - $.01 par value; 500,000 shares authorized,
    460,000 and 500,000 issued and outstanding as of September 30, 2003 and December 31, 2002, respectively (liquidation preference: $9.2 million plus accrued dividends as of September 30, 2003 and $10.0 million
    plus accrued dividends as of December 31, 2002)                                        5,000          5,000
   Series B Preferred stock - $.01 par value; 9,000,000 shares authorized
    8,889,414 and 8,910,782 shares issued and outstanding as of September
    30, 2003 and December 31, 2002, respectively (liquidation preference:
    $30 million plus accrued dividends)                                                   89,000         89,000
   Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding as of September 30, 2003 and December 31,
    2002, respectively (liquidation preference: $1 million plus accrued
    dividends)                                                                                --             --
   Series D Preferred stock - $.01 par value; 7,150 shares authorized, and
    7,136.548 issued and outstanding as of September 30, 2003 (liquidation preference: $7.1 million plus accrued dividends); no shares authorized,
    issued and outstanding as of December 31, 2002                                            --             --
   Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of September 30, 2003 (liquidation preference: $1 million plus accrued dividends); no shares authorized, issued and outstanding as of
    December 31, 2002                                                                         --             --
   Series 2002 Convertible Preferred stock - $.01 par value; 2,100 shares authorized and 0 and 2,100 shares issued and outstanding as of September 30,
    2003 and December 31, 2002, respectively (liquidation preference:
    $2.1 million)                                                                             --             --
   Common stock - $.01 par value; 92,000,000 shares authorized and 11,107,948 and 10,391,904 shares issued and outstanding as of September 30, 2003 and
    December 31, 2002, respectively                                                      111,000        104,000
   Additional paid-in capital                                                         99,018,000     92,628,000
   Accumulated deficit                                                               (92,447,000)   (85,742,000)
                                                                                   -------------   ------------
         Total shareholders' equity                                                    6,776,000      7,084,000
                                                                                   -------------   ------------
         Total liabilities and shareholders' equity                                $  19,000,000   $ 16,909,000
                                                                                   =============   ============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                       SEPTEMBER 30,
                                                              -----------------------------
                                                                  2003             2002
                                                              -------------   -------------
Net sales                                                     $  23,935,000   $  20,750,000
Cost of sales                                                    18,015,000      13,770,000
                                                              -------------   -------------
   Gross profit                                                   5,920,000       6,980,000

Selling, marketing and fulfillment expenses                       8,382,000       8,047,000
General and administrative expenses                               3,778,000       3,546,000
                                                              -------------   -------------
   Total operating expenses                                      12,160,000      11,593,000

Operating loss                                                   (6,240,000)     (4,613,000)

Interest income                                                      28,000          60,000
Interest expense                                                   (268,000)       (266,000)
                                                              -------------   -------------
                                                                   (240,000)       (206,000)

Net loss                                                      $  (6,480,000)  $  (4,819,000)

Deemed dividend related to beneficial conversion feature on
 Series B and C Preferred Stock                                    (225,000)    (15,295,000)

Preferred stock dividends                                        (2,354,000)     (1,846,000)
                                                              -------------   -------------

Net loss applicable to common shareholders                    $  (9,059,000)  $ (21,960,000)
                                                              =============   =============

Basic and diluted loss per common share                       $       (0.82)  $       (2.25)
                                                              =============   =============

Weighted average common shares outstanding
 (basic and diluted)                                             11,021,829       9,770,366
                                                              =============   =============

   The accompanying notes are an integral part of these consolidated financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                              -----------------------------
                                                                   2003            2002
                                                              -------------   -------------
Net sales                                                     $   8,210,000   $   6,305,000
Cost of sales                                                     6,462,000       4,232,000
                                                              -------------   -------------
   Gross profit                                                   1,748,000       2,073,000

Selling, marketing and fulfillment expenses                       2,917,000       2,952,000
General and administrative expenses                               1,240,000       1,277,000
                                                              -------------   -------------
   Total operating expenses                                       4,157,000       4,229,000

Operating loss                                                   (2,409,000)     (2,156,000)

Interest income                                                       6,000          11,000
Interest expense                                                   (114,000)        (90,000)
                                                              -------------   -------------
                                                                   (108,000)        (79,000)

Net loss                                                      $  (2,517,000)  $  (2,235,000)

Deemed dividend related to beneficial conversion feature on
 Series B Preferred Stock                                                --      (5,069,000)

Preferred stock dividends                                          (871,000)       (622,000)
                                                              -------------   -------------

Net loss applicable to common shareholders                    $  (3,388,000)  $  (7,926,000)
                                                              =============   =============

Basic and diluted loss per common share                       $       (0.31)  $       (0.76)
                                                              =============   =============

Weighted average common shares outstanding
 (basic and diluted)                                             11,057,700      10,391,904
                                                              =============   =============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                     ---------------------------
                                                                         2003           2002
                                                                     ------------   ------------
Cash flows from operating activities
  Net loss                                                           $ (6,480,000)  $ (4,819,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                       1,390,000        785,000
    Provisions for returns                                                (11,000)      (286,000)
    Allowance for doubtful accounts                                       105,000        177,000
    Write-down (recovery) of inventory                                    559,000        (93,000)
    Warrants issued for services                                               --         39,000
  Changes in operating assets and liabilities:
    (Increase) decrease in
      Inventories                                                      (2,155,000)    (4,432,000)
      Accounts receivable                                                (459,000)       435,000
      Prepaid expenses                                                     51,000       (696,000)
      Other current assets                                               (107,000)        31,000
      Other assets                                                             --             --
    Increase (decrease) in
      Accounts payable                                                  2,408,000      1,690,000
      Accrued expenses and other current liabilities                     (510,000)        46,000
      Deferred revenue                                                    527,000        (83,000)
                                                                     ------------   ------------
  Net cash used in operating activities                                (4,682,000)    (7,206,000)
                                                                     ------------   ------------

Cash flows from investing activities
  Purchase of property, equipment and capitalized software               (391,000)    (1,642,000)
                                                                     ------------   ------------
Net cash used in investing activities                                    (391,000)    (1,642,000)
                                                                     ------------   ------------

Cash flows from financing activities
  Proceeds from issuance of Notes Payable (July 2003 Financing)         2,000,000
  Proceeds from sale of Series D Preferred Stock                        2,000,000             --
  Proceeds from issuance of Notes Payable (January 2003 Financing)      1,000,000             --
  Proceeds from sale of Series E Preferred Stock                        1,000,000             --
  Proceeds from exercise of Employee Stock Options                         77,000
  Payments of capital lease obligation                                   (186,000)      (143,000)
  Proceeds from sale of Preferred Stock                                        --      3,045,000
  Proceeds from issuance of notes payable to shareholder                       --      2,000,000
  Net proceeds from sale of Common Stock and Warrants                          --      1,899,000
                                                                     ------------   ------------
Net cash provided by financing activities                               5,891,000      6,801,000
                                                                     ------------   ------------

Net increase (decrease) in cash and cash equivalents                      818,000     (2,047,000)
Cash and cash equivalents - beginning of period                         1,749,000      5,419,000
                                                                     ------------   ------------
Cash and cash equivalents - end of period                            $  2,567,000   $  3,372,000
                                                                     ============   ============

Supplemental schedule of non-cash investing and financing
 activities:
  Exchange of note for equity                                        $  2,027,000   $         --
                                                                     ============   ============
  Conversion of debt to equity                                       $  1,009,000   $         --
                                                                     ============   ============
  Deemed dividend related to beneficial conversion feature on
   Series C Preferred Stock                                          $    225,000   $         --
                                                                     ============   ============
  Equipment acquired under capital lease                             $    224,000   $    662,000
                                                                     ============   ============
  Interest paid                                                      $     46,000   $     97,000
                                                                     ============   ============
  Warrants issued to shareholders                                    $     43,000   $    292,000
                                                                     ============   ============
  Deemed dividend related to beneficial conversion feature on
   Series B Preferred Stock                                          $         --   $ 15,295,000
                                                                     ============   ============
  Warrants issued to lender                                          $         --   $     80,000
                                                                     ============   ============

   The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

The Company has sustained net losses and negative cash flows from operations since the establishment of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company currently plans to seek additional equity or debt financing in order to maximize the growth of its business. There can be no assurance that any additional financing or other sources of capital will be available to the Company on acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on the Company's business, prospects, financial condition and results of operations. The Company believes that cash and cash equivalents on hand at September 30, 2003 together with the proceeds from the October 2003 Financing and the Loan Facility (both defined below) will be sufficient to fund operations through December 31, 2003, although if the Company is unable to obtain additional financing, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at discount prices. The Company's Web store ("Bluefly.com" or "Web Site"), which was launched in September 1998, sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value.

NOTE 3 - SOROS FINANCINGS

January 2003 Financing
In January 2003 the Company issued to Quantum Industrial Partners LDC, a Cayman Islands limited duration company ("QIP"), and SFM Domestic Investments LLC, a Delaware limited liability company ("SFMDI" QIP and SFMDI are each affiliates of Soros Private Equity Partners LLC and are collectively and individually sometimes referred to herein as "Soros") $1.0 million of demand convertible promissory notes that bore interest at a rate of 8% per annum and had a maturity date of July 28, 2003 and warrants to purchase 25,000 shares of its common stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share (the "January 2003 Financing"). These notes were converted into Series D Convertible Preferred Stock ("Series D Preferred Stock") in connection with the March 2003 Financing (defined below).

The Company valued the warrants issued in the January 2003 Financing using the Black-Scholes option pricing model and credited additional paid in capital for approximately $21,000. This entire amount was expensed as interest expense during the first quarter of 2003.

March 2003 Financing
In March 2003, the Company entered into an agreement with Soros pursuant to which Soros: (i) provided $2.0 million of new capital by purchasing 2,000 shares of Series D Preferred Stock, (ii) converted the promissory notes issued to it in the January 2003 Financing and all of its Series 2002 Preferred Stock into 3,109.425 shares of Series D Preferred Stock and (iii) purchased 2,027.123 additional shares of Series D Preferred Stock for approximately $2.0 million, with such $2.0 million in additional proceeds being retained by Soros as payment in full of the Company's obligations under the demand promissory notes issued to Soros in September 2002 (the "March 2003 Financing"). Additionally, as described more fully below, (see May 2003

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

Financing) Soros agreed to provide the Company with up to $1.0 million in additional financing (the "2003 Standby Commitment Amount") on a standby basis at any time prior to January 1, 2004, provided that the Company's cash balances are less than $1.0 million (the "2003 Standby Commitment").

Each share of Series D Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends or (ii) the amount the holder of such shares would receive if it were to convert such shares into Common Stock immediately prior to the liquidation of the Company. The Series D Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,315.79. The conversion price of the Series D Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series D Preferred Stock conversion price in the future, the conversion price of the Series D Preferred Stock would be decreased so that it would equal the conversion price of the new security or the price at which shares of common stock are sold, as the case may be. The certificate of designations for the Series D Preferred Stock provided that, to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time, until such time as such conversion provisions were approved by the Company's stockholders, the total number of shares of Common Stock issuable upon conversion of the Series D Preferred Stock could not exceed 2,204,803 shares (which represented approximately 19.99% of the Company's then outstanding Common Stock), regardless of any adjustment to the Series D Preferred Stock conversion price. Such stockholder approval was obtained at the meeting of the Company's stockholders held on August 1, 2003.

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

May 2003 Financing
As part of the March 2003 Financing, Soros had agreed to provide the Company with the 2003 Standby Commitment. By its terms, fulfillment of the 2003 Standby Commitment could be made in one or more tranches, as determined by the members of the Company's Board of Directors who were not Soros designees, and any and all draws against the 2003 Standby Commitment Amount were to be effected through the purchase of newly-designated shares of Series E Preferred Stock on terms and conditions substantially identical to the Series D Preferred Stock, except that:
(1) the conversion price of the Series E Preferred Stock was to be the lower of
(a) the average closing price of the Common Stock on the Nasdaq SmallCap Market for the ten trading days preceding the issuance of the Series E Preferred Stock and (b) $0.76; and (2) the Series E Preferred Stock was not to be convertible into Common Stock (and was not to be entitled to vote with the Common Stock on matters submitted to a vote of the holders of the Common Stock) until such time as the Company's stockholders approved the conversion rights of the Series E Preferred Stock to the extent required by the rules of the Nasdaq SmallCap Market or any other national securities exchange or quotation system upon which the Common Stock may be listed from time to time. Such stockholder approval was obtained at the meeting of the Company's stockholders held on August 1, 2003.

In accordance with the terms of the 2003 Standby Commitment, in May 2003 Soros invested an additional $1.0 million in the Company through the purchase of 1,000 shares of Series E Convertible Preferred Stock and thereby fulfilled the 2003 Standby Commitment in full (the "May 2003 Financing"). Each share of Series E Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends or (ii) the amount the holder of such shares would receive if it were to convert such shares into Common Stock immediately prior to the liquidation of the Company. The Series E Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of one to 1,315.79. The conversion price of the Series E Preferred Stock is subject to an anti-dilution adjustment,

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series E Preferred Stock conversion price in the future, the conversion price of the Series E Preferred Stock would be decreased so that it would equal the conversion price of the new security or the price at which shares of common stock are sold, as the case may be.

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

July 2003 Financing
In July 2003 Soros invested $2.0 million in the Company. Under the terms of the transaction, the Company issued $2.0 million of convertible promissory notes that bear interest at a rate of 12% per annum and have a maturity date of January 12, 2004. The promissory notes together with any interest that has accrued, are convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing (the "July 2003 Financing"). The conversion of the notes is subject to certain limitations until such time as the conversion provisions are approved by the Company's stockholders.

October 2003 Financing
Subsequent to quarter end, in October 2003 Soros invested an additional $2.0 million in the Company. Under the terms of the transaction, the Company issued $2.0 million of convertible promissory notes that bear interest at a rate of 12% per annum and have a maturity date of April 14, 2004. The promissory notes together with any interest that has accrued, are convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing (the "October 2003 Financing"). The conversion of the notes is subject to certain limitations until such time as the conversion provisions are approved by the Company's stockholders.

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

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

As of September 30, 2003, after giving effect to the amendment, the maximum availability under the Loan Facility was approximately $4.0 million of which approximately $3.9 million was committed, leaving approximately $100,000 available against the Loan Facility. Subsequent to the quarter end, the Financing Agreement was further amended to allow Rosenthal in its sole discretion to increase the amount available under the Loan Facility (subject to the existing $10 million cap) by $500,000.

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

     Security             September 30, 2003   September 30, 2002
     --------             ------------------   ------------------

     Options                      10,370,912            3,878,912
     Warrants                      1,119,144            1,069,144
     Preferred Stock              43,323,434           27,769,450
     Convertible Debt                     --*           2,150,538

*Excludes debt issued in connection with the July 2003 Financing

NOTE 6 -  STOCK BASED COMPENSATION

The Company applies SFAS No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations for expense recognition. In connection with stock option grants to employees, no compensation expense has been recorded in fiscal quarters ended 2003 and 2002, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                                                                September 30,   September 30,
                                                                                    2003            2002
                                                                                -------------   -------------
Basic and diluted net loss, as reported for the three months ended              $  (2,517,000)  $  (2,235,000)
Basic and diluted net loss per share, as reported for the three months ended    $       (0.31)  $       (0.76)
Basic and diluted net loss, pro forma for the three months ended                $  (3,512,000)  $  (3,148,000)
Basic and diluted net loss per share, pro forma for the three months ended      $       (0.40)  $       (0.85)

Basic and diluted net loss, as reported for the nine months ended               $  (6,480,000)  $  (4,819,000)
Basic and diluted net loss per share, as reported for the nine months ended     $       (0.82)  $       (2.25)
Basic and diluted net loss, pro forma for the nine months ended                 $  (9,866,000)  $  (7,944,000)
Basic and diluted net loss per share, pro forma for the nine months ended       $       (1.13)  $       (2.57)

The effects of applying SFAS No.123 in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

We have grown significantly since launching our Web Site in September 1998. Our net sales increased over 30% to $8,210,000 for the three months ended September 30, 2003 from $6,305,000 for the three months ended September 30, 2002. Our net loss for the third quarter of 2003 totaled $2,517,000 compared to $2,235,000 in the third quarter of 2002.

At September 30, 2003 we had an accumulated deficit of $92,447,000. Historical net losses and the accumulated deficit resulted primarily from costs associated with developing and marketing our Web Site and building our infrastructure and the recording of beneficial conversion feature charges.

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

Based on our current plans, we anticipate that the proceeds from the October 2003 Financing, the Loan Facility together with existing resources, should be sufficient to satisfy our cash requirements through the end of fiscal 2003. We currently plan to seek additional debt and/or equity financing in order to maximize the growth of our business. However, there can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing would have a material adverse effect on our business, prospects, financial condition and results of operations. If we are unable to obtain additional financing, and/or we do not achieve our sales plan, future operations will need to be modified, scaled back or discontinued.

SIGNIFICANT ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of the allowances for sales returns, recoverability of inventories and deferred tax asset. Actual amounts could differ significantly from these estimates.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2002

The following table sets forth our statement of operations data, for the nine months ended September 30th. All data in is in thousands except as indicated below:

                                                       2003                    2002                    2001
                                                       ----                    ----                    ----
                                                           As a % of               As a % of               As a % of
                                                           Net Sales               Net Sales               Net Sales
Net sales                                     $   23,935       100.0%  $  20,750       100.0%  $  15,044       100.0%
Cost of sales                                     18,015        75.3%     13,770        66.4%     10,578        70.3%
                                              ----------               ---------               ---------
   Gross profit                                    5,920        24.7%      6,980        33.6%      4,466        29.7%

Selling, marketing and fulfillment expenses        8,382        35.0%      8,047        38.8%     10,807        71.8%
General and administrative expenses                3,778        15.8%      3,546        17.1%      4,178        27.8%
                                              ----------               ---------               ---------
   Total operating expenses                       12,160        50.8%     11,593        55.9%     14,985        99.6%

Operating loss                                    (6,240)      (26.1)%    (4,613)      (22.3)%   (10,519)      (69.9)%
Interest expense and other income                   (240)       (1.0)%      (206)       (1.0)%   (13,108)      (87.1)%
                                              ----------               ---------               ---------
   Net loss                                       (6,480)      (27.1)%    (4,819)      (23.3)%   (23,627)     (157.0)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

                                                                                  2003       2002       2001
                                                                                --------   --------   --------
Gross Average Order Size (including shipping & handling)                        $ 168.03   $ 162.32   $ 137.91
Gross Average Order Size Per New Customer (including shipping & handling)       $ 153.37   $ 145.82   $ 122.38
Gross Average Order Size Per Repeat Customer (including shipping & handling)    $ 176.10   $ 171.23   $ 151.33

New Customers Added during the Period                                             79,134     68,323     71,358
Revenue from Repeat Customers as a % of total Revenue                                 68%        69%        59%
Customer Acquisition Costs                                                      $  10.05   $  16.20   $  48.36

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales for the nine months ended September 30, 2003 increased by over 18% to $38,612,000, from $32,630,000 for the nine months ended September 30, 2002. For the nine months ended September 30, 2003, we recorded a provision for returns and credit card chargebacks and other discounts of $14,677,000, or approximately 38% of gross sales. For the nine months ended September 30, 2002, the provision for returns and credit card chargebacks and other discounts was $11,880,000, or 36.4% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was primarily the result of an increase in the average price point of the products that we sell.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the nine months ended September 30, 2003 were $23,935,000. This represents an increase of over 15% compared to the nine months ended September 30, 2002, in which net sales totaled $20,750,000. The growth in net sales was largely driven by the increase in the number of new customers acquired (approximately 16% higher than in the first nine months of 2002) and the increase in gross average order size (approximately 3.5% higher than in the first nine months of 2002). In addition, our shipping and handling revenue increased as we raised our ground shipping rate from $5.95 per order to $7.95 per order in the first quarter of 2003.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 2003 totaled $18,015,000, resulting in gross margin of 24.7%. Cost of sales for the nine months ended September 30, 2002 totaled $13,770,000, resulting in gross margin of 33.6%. Gross profit decreased by 15%, to $5,920,000 for the nine months ended September 30, 2003 compared to $6,980,000 for the nine months ended September 30, 2002. The decrease in gross margin resulted primarily from our decision to reduce our product margin on certain merchandise in an effort to reduce prior season inventory levels.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 4% in the first nine months of 2003 compared to the first nine months of 2002. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 35% in the first nine months of 2003 from approximately 39% in the first nine months of 2002. Selling, marketing and fulfillment expenses were comprised of the following:

                     Nine Months Ended    Nine Months Ended   Percentage Difference
                    September 30, 2003   September 30, 2002     increase (decrease)
                    ------------------   ------------------   ---------------------
    Marketing         $      1,227,000     $      1,485,000          (17.4)%
    Operations               3,547,000            3,177,000           11.6%
    Technology               2,588,000            2,535,000            2.1%
    E-Commerce               1,020,000              850,000           20.0%
                    ------------------   ------------------
                      $      8,382,000     $      8,047,000            4.2%

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of approximately 17% was largely related to a shift in our customer acquisition strategy. We reduced our advertising expenditures and focused more on email, affiliate programs and other performance based programs.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the nine months ended September 30, 2003 by approximately 38% to $10.05 per customer from $16.20 per customer for the nine months ended September 30, 2002. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first nine months of 2003 by approximately 12% compared to the first nine months of 2002 as a result of increased headcount in the operations and customer service teams, as well as an increase in the variable costs associated with the increased sales volume.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the nine months ended September 30, 2003 technology expenses increased by approximately 2% compared to the nine months ended September 30, 2002. This increase was related to accelerated depreciation of equipment acquired under a capital lease due to a change in the estimated useful life along with increased amortization expense incurred as a result of capital costs incurred in connection with the upgraded version of the Web Site. Depreciation and amortization for the nine months ended September 30, 2003 represented approximately 42% of the total technology expense while depreciation and amortization for the nine months ended September 30, 2002 represented approximately 10% of the total technology expense. These amounts were partially offset by a reduction of approximately 68% in our Web Site hosting costs in connection with our move to a new web hosting facility.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the nine months ended September 30, 2003, this amount increased by approximately 20% as compared to the nine months ended September 30, 2002, primarily due to the creation of an Online Retail Group within the E-Commerce department. The Online Retail Group is, among other things, responsible for leveraging the Web Site technology to improve the on-site customer experience. In September 2003, we launched a redesigned Web Site. The redesigned Web Site provides a new look and, we believe, more intuitive navigation. The costs of the new site were primarily included in E-Commerce and expensed as incurred.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the nine months ended September 30, 2003 increased by approximately 7% to $3,778,000 as compared to $3,546,000 for the nine months ended September 30, 2002. The increase in general and administrative expenses was the result of increased professional services and salary and benefit expenses, which was offset in part by a decrease in depreciation.

As a percentage of net sales, general and administrative expenses for the first nine months of 2003 decreased slightly to approximately 16% compared to approximately 17% for the first nine months of 2002.

Loss from operations: Operating loss increased by approximately 35% in the first nine months of 2003 to $6,240,000 from $4,613,000 in the first nine months of 2002 as a result of a decrease in gross margin and an increase in operating expenses.

Interest expense and other income, net: Interest expense for the nine months ended September 30, 2003 totaled $268,000, and related to fees paid in connection with our Loan Facility, amortization of warrants issued in connection with the January 2003 Financing, and interest on the notes issued in connection with the July 2003 Financing. For the nine months ended September 30, 2002, interest expense totaled $266,000, and related primarily to fees paid in connection with the Loan Facility.

Interest income for the nine months ended September 30, 2003 decreased to $28,000 from $60,000 for the nine months ended September 30, 2002. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2002

The following table sets forth our statement of operations data, for the three months ended September 30th. All data in is in thousands except as indicated below:

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

                                                     2003                   2002                   2001
                                                     ----                   ----                   ----
                                                         As a % of              As a % of              As a % of
                                                         Net Sales              Net Sales              Net Sales
Net sales                                     $  8,210       100.0%  $  6,305       100.0%  $  5,113       100.0%
Cost of sales                                    6,462       78.7.%     4,232        67.1%     3,654        71.5%
                                              --------               --------               --------
    Gross profit                                 1,748        21.3%     2,073        32.9%     1,459        28.5%

Selling, marketing and fulfillment expenses      2,917        35.5%     2,952        46.8%     2,731        53.4%
General and administrative expenses              1,240        15.1%     1,277        20.3%     1,140        22.3%
                                              --------               --------               --------
    Total operating expenses                     4,157        50.6%     4,229        67.1%     3,871        75.7%

Operating loss                                  (2,409)       29.3%    (2,156)      (34.2)%   (2,412)      (47.2)%
Interest expense and other income                 (108)        1.3%       (79)       (1.2)%      (16)        0.3%
                                              --------               --------               --------
    Net loss                                    (2,517)       30.6%    (2,235)      (35.4)%   (2,428)      (47.5)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

                                                                                  2003       2002       2001
                                                                                --------   --------   --------
Gross Average Order Size (including shipping & handling)                        $ 161.87   $ 163.64   $ 143.84
Gross Average Order Size Per New Customer (including shipping & handling)       $ 144.69   $ 144.03   $ 126.74
Gross Average Order Size Per Repeat Customer  (including shipping & handling)   $ 171.51   $ 174.61   $ 155.69

New Customers Added during the Period                                             29,522     22,393     21,113
Revenue from Repeat Customers as a % of total Revenue                                 68%        68%        64%
Customer Acquisition Costs                                                      $  10.52   $  23.07   $  23.73

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales for the three months ended September 30, 2003 increased by approximately 29% to $13,574,000, from $10,541,000 for the three months ended September 30, 2002. For the three months ended September 30, 2003, we recorded a provision for returns and credit card chargebacks and other discounts of $5,364,000, or approximately 39.5% of gross sales. For the three months ended September 30, 2002, the provision for returns and credit card chargebacks and other discounts was $4,236,000, or approximately 40.2% of gross sales.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended September 30, 2003 were $8,210,000. This represents an increase of more than 30% compared to the three months ended September 30, 2002, in which net sales totaled $6,305,000. The growth in net sales was largely driven by the increase in the number of new customers acquired (approximately 32% higher than in the third quarter of 2002). In addition, net sales grew as a result of the increase of our ground shipping rate from $5.95 per order to $7.95 per order in the first quarter of 2003.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended September 30, 2003 totaled $6,462,000, resulting in gross margin of approximately 21.3%. Cost of sales for the three months ended September 30, 2002 totaled $4,232,000, resulting in gross margin of 32.9%. Gross profit decreased by 15.7%, to $1,748,000 for the three months ended September 30, 2003 compared to $2,073,000 for the three months ended September 30, 2002. The decrease in gross margin resulted primarily from our decision to reduce our product margin on certain merchandise in an effort to reduce prior season inventory levels.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased slightly by approximately 1% for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 35.5% in the three months ended September 30, 2003 from 46.8% in the three months ended September 30, 2002. Selling, marketing and fulfillment expenses were comprised of the following:

                Three Months Ended   Three Months Ended  Percentage Difference
                September 30, 2003   September 30, 2002    increase (decrease)
                ------------------   ------------------  ---------------------
    Marketing      $       451,000     $        648,000                  (30.4)%
    Operations           1,236,000            1,055,000                   17.2%
    Technology             817,000              956,000                  (14.5)%
    E-Commerce             413,000              293,000                   41.0%
                ------------------   ------------------
                   $     2,917,000     $      2,952,000                    1.2%

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of approximately 30% was largely related to a shift in our customer acquisition strategy. During the third quarter of 2003, we reduced our advertising expenditures and focused more on email, affiliate programs and other performance based programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the three months ended September 30, 2003 by approximately 54% to $10.52 per customer from $23.07 per customer for the three months ended September 30, 2002. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased for the three months ended September 30, 2003 by approximately 17% compared to the three months ended September 30, 2002 as a result of an increase in headcount in the operations and customer service teams.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the three months ended September 30, 2003 technology expenses decreased by approximately 15% compared to the three months ended September 30, 2002. This decrease was related to a reduction in our Web Site hosting costs in connection with our move to a new web hosting facility and partially offset by an increase in depreciation.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the three months ended September 30, 2003, this amount increased by approximately 41% as compared to the three months ended September 30, 2002, primarily due to the creation of an Online Retail Group within the E-Commerce department. The Online Retail Group is, among other things, responsible for leveraging the Web Site technology to improve the on-site customer experience. In September 2003, we launched a redesigned Web Site. The redesigned Web Site provides a new look and more intuitive navigation. The costs of the new site were primarily included in E-Commerce and expensed as incurred.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended September 30, 2003 decreased by approximately 3% to $1,240,000 as compared to $1,277,000 for the three months ended September 30, 2002. The decrease in general and administrative expenses was the result of decreased professional services as well as a decrease in depreciation expense.

As a percentage of net sales, general and administrative expenses for the third quarter of 2003 decreased to 15.1% from 20.3% for the third quarter of 2002.

Loss from operations: Operating loss increased by approximately 12% in the third quarter of 2003 to $2,409,000 from $2,156,000 in the third quarter of 2002 as a result of a decrease in gross margin and increased operating expenses.

Interest expense and other income, net: Interest expense for the three months ended September 30, 2003 totaled $114,000, and related to fees paid in connection with our Loan Facility, amortization of warrants issued in connection with the January

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

2003 Financing as well as interest on the notes issued in connection with the July 2003 Financing. For the three months ended September 30, 2002, interest expense totaled $90,000, and related primarily to fees paid in connection with the Loan Facility.

Interest income for the three months ended September 30, 2003 decreased to $6,000 from $11,000 for the three months ended September 30, 2002. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2003, we had approximately $2.6 million of liquid assets, entirely in the form of cash and cash equivalents and working capital of approximately $5.1 million. In addition, as of September 30, 2003, we had approximately $3.9 million of borrowings committed under the Loan Facility, leaving approximately $100,000 of availability. In October 2003 Soros invested an additional $2.0 million in us in the form of promissory notes.

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

Loan Facility

Pursuant to the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The Rosenthal Financing Agreement was amended in March 2003 to: (i) extend the term until June 30, 2004; (ii) increase the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee plus the lower of (x) $2.0 million (instead of the prior $1.0 million), (y) 20% of the book value of our inventory or (z) the full liquidation value of our inventory; (iii) increase the tangible net worth requirement to $5.0 million from $1.5 million; (iv) redefine the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002), (v) increase the working capital requirement to $4.0 million from $3.5 million; (vi) increase the annual fee we pay Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) require us to maintain a cash balance of at least $250,000 and; (viii) require Soros to increase from $1.5 million to $2.0 million the amount of the standby letter of credit that Soros is maintaining to help secure the Loan Facility and extend the term of the Soros Guarantee to November 15, 2004 from November 15, 2003. In consideration for Soros' agreement to increase the amount of and to maintain the Soros Guarantee until November 15, 2004, we issued to Soros a warrant to purchase 25,000 shares of our Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013. Subsequent to the quarter end, the Financing Agreement was further amended to allow Rosenthal in its sole discretion to increase the amount available under the Loan Facility (subject to the existing $10 million cap) by $500,000.

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

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien on substantially all of our assets, including control of all of our cash accounts upon an event of default and certain of our cash accounts in the event that the total amount of funded debt loaned to us under the Loan Facility exceeds 90% of the maximum amount available under the

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

Loan Facility for more than 10 days. We also issued to Rosenthal a warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.34, exercisable, as amended, for three years from the date of issuance.

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

Commitments and Long Term Obligations

As of September 30, 2003, we had the following commitments and long term obligations:

                                   2003         2004         2005         2006         2007     Thereafter      Total
Marketing and Advertising       $  210,000           --           --          --           --           --   $   210,000
Operating Leases                   112,000      454,000      461,000     468,000      481,000      916,000   $ 2,892,000
Capital Leases                      71,000      314,000      101,000          --           --           --   $   486,000
Employment Contracts               396,000    1,685,000      846,000     450,000       75,000           --   $ 3,452,000
Notes payable to shareholders           --    2,000,000      182,000          --           --           --   $ 2,182,000
                                ----------   ----------   ----------   ---------   ----------   ----------   -----------
  Grand total                   $  789,000    4,453,000    1,590,000     918,000      556,000      916,000   $ 9,222,000

In September 2003, we entered into an employment agreement with Melissa Payner-Gregor, detailing the terms of her employment as our President. Under the terms of the Agreement, which expires in March 2007, Ms. Payner-Gregor is entitled to an annual salary of $450,000, and received options to purchase 1,200,000 shares of our common stock. In addition, she is entitled to an annual bonus equal to the lesser of 3% of our net income for the fiscal year for which the bonus is awarded or 200% of her base salary for that year. Her bonus for 2004 is subject to a minimum floor of $100,000. The agreement also provides for her to receive an additional bonus in connection with certain change of control transactions equal to 1% of the consideration distributed to stockholders in connection with any such transaction. The salary commitment and minimum bonus obligation for 2004 that is payable to Ms. Payner-Gregor under the agreement are reflected in the table above. The other obligations (which are contingent in nature) are not included above.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

wide selection of top name brand designer clothing and fashion accessories, we may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors. Due to our limited working capital, a number of our suppliers have limited our payment terms and, in some cases, have required us to pay for merchandise in advance of delivery.

We anticipate that the proceeds from the October 2003 Financing, the Loan Facility, together with existing resources should be sufficient to satisfy our cash requirements through the end of fiscal 2003. However, we currently plan to seek additional equity or debt financing in order to maximize the growth of our business. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair market value when the liability is incurred, rather than upon an entity's commitment to an exit plan, as prescribed by EITF No. 94-3. SFAS No. 146 is effective for exit and disposal activities initiated after December 31, 2002. We have adopted SFAS No. 146 and its adoption did not have an effect on the Company's financial statements.

In November 2002, the FASB issued FASB Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 elaborates on the disclosure requirements of a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing certain guarantees. FIN 45 also incorporates, without change, the guidance in FIN 34, "Disclosure of Indirect Guarantees of Indebtedness of Others," which it supersedes. The incremental disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The initial recognition and initial measurement provisions are applicable to guarantees issued or modified after December 31, 2002. The accounting followed by a guarantor on prior guarantees may not be changed to conform to the guidance of FIN 45. The adoption of FIN 45 did not have a material impact on our consolidated financial statements.

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

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The Company does not expect this standard to have a material impact on its consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents and our notes payable. Due to the short-term nature of these financial instruments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the company with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company's limited working capital, need for additional capital and potential inability to raise such capital; recent losses and anticipated future losses; the risk that favorable trends in sales, repeat customer sales, gross average order size, and customer acquisition costs will not continue; risks that the Company will be unable to reduce the levels of losses; potential adverse effects on gross margin and gross profit resulting from mark downs and allowances for returns and credit card chargebacks; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in the Company's Series B Preferred Stock, the Series C Preferred Stock, Series D Preferred Stock and the Series E Preferred Stock; the competitive nature of the business and the potential for competitors with greater resources to enter such business; adverse trends in the retail apparel market; risks and uncertainties associated with the Company's recent launch of a new version of its web site, including new internal procedures that need to be developed to operate the new web site, site instability and download performance issues; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; availability formulas under the Rosenthal credit facility which limit the amount of funds available for borrowing; the Company's potential inability to make repayments under the Rosenthal credit facility and the possible shareholder dilution that could result if the Soros standby letter of credit is drawn upon; the risk of default by the Company under the Rosenthal financing agreement and the consequences that might arise from the Company having granted a lien on substantially all of its assets under that agreement; the dependence on third parties and certain relationships for certain services, including the Company's dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and the Company's dependence on its third-party web hosting and fulfillment centers; risks related to consumer acceptance of the Internet as a medium for purchasing apparel; the successful hiring and retaining of personnel; the dependence on continued growth of online commerce; rapid technological change; online commerce security risks; the startup nature of the Internet business; governmental regulation and legal uncertainties; management of potential growth; and unexpected changes in fashion trends.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer along with the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, the Company's President and Chief

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

Executive Officer along with the Company's Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently and from time to time, are involved in litigation incidental to the conduct of our business, but are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

In October 2002, the Company commenced an action against Breider Moore & Co., LLC ("Breider Moore") and Joseph Breider in the Supreme Court of the State of New York, County of New York, as a result of Breider Moore's failure to consummate an agreed upon investment in the Company in connection with the June 2002 Soros investment. Breider Moore had committed to invest approximately $7 million on the same terms and conditions as those that applied to Soros' investment. However, this investment was not consummated. In the action, we asserted breach of contract claim against Breider Moore, fraud claims against Breider Moore and Mr. Breider and a piercing the corporate veil claim against Mr. Breider. In February 2003, we obtained summary judgment on our breach of contract claim, and our piercing the corporate veil claim was dismissed. One of our fraud claims is still pending and one has been dismissed. Given that we had been granted summary judgment on the breach of contract claim, an evidentiary hearing on our damages was held before a special referee in May 2003. In July 2003, the special referee recommended that we be awarded damages in the amount of approximately $3.3 million for our breach of contract claim against Breider Moore. We have made a motion to the court to modify the special referee's recommendation and to increase the amount of the damage award to an amount in excess of $14 million. Of course, there can be no assurance that our motion will be successful or that the court will ultimately enter any judgment in our favor. Moreover, even if we are successful in obtaining a judgment, we do not know what assets, if any, Breider Moore has and whether we will be able to collect on the judgment. We are currently taking discovery and it may be necessary for us to commence additional collection proceedings in connection with our efforts to collect on any such judgment, and, given the substantial costs involved with such litigation, there can be no assurance that the amount that we would be able to collect with respect to any such judgment would exceed the costs associated with obtaining and executing on such judgment.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

In October 2003, Soros purchased convertible promissory notes from us in the aggregate principal amount of $2.0 million. The purchase price for the promissory notes was $2.0 million. The promissory notes bear interest at a rate of 12% per annum and have a maturity date of April 14, 2004. The promissory notes, together with any interest that has accrued, are convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing.

The above-described sales were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits filed as part of this Report:

EXHIBIT NUMBER                       DESCRIPTION
--------------                       -----------
     10.57 Note Purchase Agreement, dated October 17, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto. (incorporated by reference to Exhibit 99.2 to the Company's 8-K filed on October 20, 2003)

     10.58 Demand Promissory Note, dated October 17, 2003, issued to SFM Domestic Investments LLC (incorporated by reference to
                    Exhibit 99.3 to the Company's 8-K filed on October 20, 2003)

     10.59 Demand Promissory Note, dated October 17, 2003, issued to Quantum Industrial Partners LDC (incorporated by reference to Exhibit 99.4 to the Company's 8-K filed on October 20,
                    2003)

     10.60 Employment Agreement dated as of September 22, 2003 by and between Bluefly, Inc. and Melissa Payner-Gregor.

     10.61          Amendment to Financing Agreement dated October 2, 2003

     31.1           Certification Pursuant to Rule 13a-14(a)/15d-14(a)

     31.2           Certification Pursuant to Rule 13a-14(a)/15d-14(a)

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

     Form 8-K filed on October 20, 2003, attaching the Press Release announcing that the Company issued and sold $2 million of convertible promissory notes to affiliates of Soros Private Equity Partners.

     Form 8-K filed on November 12, 2003, attaching the Press Release announcing the Company's third quarter results.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2003

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


November 12, 2003