Form 10-K
period 2003-12-31
BLUEFLY INC
filed 2004-03-04
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF 1934

        For the fiscal year ended December 31, 2003

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

                                   ----------

Securities registered under Section 12(b) of the Exchange Act: Common Stock, par value $.01 per share

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

As of February 19, 2004, there were 14,471,375 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003, based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation SmallCap Market, was approximately $5,621,000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Bluefly, Inc. is a leading Internet retailer of designer fashion and home accessories at discount prices. We sell over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. During 2003, we offered over 80,000 different types of items for sale in categories such as men's, women's and accessories as well as house and home accessories. We launched the Bluefly.com Web site (the "Web site") in September 1998. Since its inception, www.bluefly.com has served over 500,000 customers and shipped to over 20 countries.

Our common stock is listed on the Nasdaq SmallCap Market under the symbol "BFLY" and on the Boston Stock Exchange under the symbol "BFL" and we are incorporated in Delaware. Our executive offices are located at 42 West 39th Street, New York, New York 10018, and our telephone number is (212) 944-8000. Our Internet address is www.bluefly.com. We make available, free of charge, through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In this report, the terms "we," "us," "Bluefly" and the "Company" refer to Bluefly, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

RECENT DEVELOPMENTS

JANUARY 2004 FINANCING
On January 12, 2004, we completed a private placement (the "New Financing") pursuant to which we raised $5,000,000. Under the terms of the deal, we issued 1,543,209 shares of common stock at $3.24 per share, which was 90% of the trailing five-day average of the Company's volume-weighted stock price as of December 29, 2003, the date that a preliminary agreement was reached as to the pricing of the deal. We also issued the new investors warrants to purchase 385,801 shares of common stock at any time during the next five years at an exercise price equal to $3.96 per share.

In January 2004, we also extended the maturity dates on the Convertible Promissory Notes issued to affiliates of Soros Private Equity Partners, LLC that collectively own a majority of our capital stock (collectively, "Soros") in July and October 2003 (the "Notes"). The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended to March 1, 2005. In February 2004, the maturity date of the Notes was further extended to May 1, 2005.

PERSONNEL
In September 2003, we hired Melissa Payner-Gregor, former President and CEO of Spiegel Catalog, Inc., as our President. Ms. Payner-Gregor reports directly to our CEO and is responsible for our merchandising, marketing and e-commerce groups. She also joined the Company's Board of Directors, which has been expanded to eight members.

GENERAL
Based on current plans and assumptions relating to our operations, we believe that our existing resources and working capital, are sufficient to satisfy our cash requirements through the end of 2004. Of course, there can be no assurance that such expectations will prove to be correct. Moreover, we may seek additional debt and/or equity financing in order to grow our business. The environment for raising investment capital has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. If such financings are not available on terms acceptable to us or we do not achieve our sales plan, future operations will need to be modified, scaled back or discontinued. The inability to obtain additional financing, if needed, would have a material adverse effect on our business, prospects, financial condition and results of operations. See "Risk Factors -We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds" and "Risk Factors -Certain Events Could Result in Significant Dilution Of Your Ownership Of Our Common Stock."

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

E-COMMERCE AND THE ONLINE APPAREL MARKET

The dramatic growth of e-commerce has been widely reported and is expected to continue. According to the United States Department of Commerce, online sales grew by over 26% to $50 billion in 2003 compared to 2002. We believe that a number of factors will contribute to the growth of e-commerce, including (i) shoppers' growing familiarity and comfort with shopping online; (ii) the proliferation of devices to access the Internet, and (iii) technological advances that make navigating the Internet faster and easier.

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

MERCHANDISING

Our merchandising efforts are led by our recently hired President and our buyers who hail from such venerable retailers as Saks Fifth Avenue, Bergdorf Goodman and Henri Bendel. We buy merchandise directly from designers as well as from retailers and other third party, indirect resources. Currently, we offer products from more than 350 name brand designers, which we believe to be the widest selection of designers available from any online store. We have established direct supply relationships with over 200 such designers. We believe that we have been successful in opening up over 200 direct supply relationships, in part because we have devoted substantial resources to establishing Bluefly.com as a high-end retail environment. In this regard, we are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers to liquidate their excess inventory.

For a number of reasons, we believe that our inventory risk can be lower than that of traditional retailers:

        . By centralizing our inventory, we believe that we will be able to optimize inventory turns because we will not be forced to anticipate sales by region or allocate merchandise between multiple locations;

        . Our Web site captures a tremendous amount of customer data that we can use to optimize our purchase of inventory;

        . Unlike traditional brick-and-mortar retailers and catalogs, we can change the pricing of our products almost instantaneously and can price products based on supply and demand; and

        . Unlike traditional brick-and-mortar retailers, which have a limited amount of shelf space, significant rent payments and attendant sales personnel costs, we hold inventory in a warehouse with a lower per square foot rental charge, lower personnel costs and more shelf space.

These factors can create lower inventory carrying costs. We believe that these advantages have allowed us to continue to sell products at higher margin prices for a longer period of time than traditional retailers, who are often forced to mark down the price of a product to clear it from the floor if it does not sell within the first few weeks. For example, we were able to increase our margin from 30.5% in 2001 to 32.8% in 2002 despite the fact that our inventory grew from approximately $6.4 million to approximately $10.9 million. While our margin decreased to 29.9% in 2003, this decrease resulted from our decision to turn more of our out-of-season merchandise into cash that could be used to purchase new inventory, rather than holding it for the next season. Of course, there can be no assurance that we will be able to continue to leverage these advantages successfully and enhance their effects on our business.

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

We focus on customer satisfaction throughout our organization. In December 2003, during our peak weeks of the holiday season, the vast majority of our orders were shipped within one business day from receipt of the customer's order.

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

COMPETITION

Electronic commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market. Our competition for online customers comes from a variety of sources, including existing land-based retailers such as Neiman Marcus, Saks Fifth Avenue, The Gap, Nordstrom, and Macy's, which are using the Internet to expand their channels of distribution, established Internet companies such as Amazon.com and ebay.com and less established companies such as eLuxury, which are building their brands online. In addition, our competition for customers comes from traditional direct marketers such as L.L. Bean, Lands' End, and J.Crew, television direct marketers such as QVC, and land-based off-price retail stores, such as T.J. Maxx, Marshalls, Filene's Basement and Loehmanns, which may or may not use the Internet in the future to grow their customer base. Many of these competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, we expect additional competitors to emerge in the future.

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

EMPLOYEES

As of February 19, 2004, we had 89 full-time employees and 3 part-time employees, as compared to 77 full-time and 5 part-time employees as of February 19, 2003. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

RISK FACTORS

We Have A History Of Losses And Expect That Losses Will Continue In The Future. As of December 31, 2003, we had an accumulated deficit of $92,336,000. We incurred net losses of $6,369,000, $6,479,000 and $25,006,000 for the years ended December 31, 2003, 2002 and 2001, respectively. We have incurred substantial costs to develop our Web site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds. We may need additional financing to effect our business plan. The environment for raising investment capital has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. In the event that we are unable to obtain additional financing, if needed, we could be forced to decrease expenses that we believe are necessary for us to realize on our long-term prospects for growth and profitability and/or liquidate inventory in order to generate cash. Moreover, any additional equity financing that we may raise could result in significant dilution of the existing holders of common stock. See "- Certain Events Could Result In Significant Dilution Of Your Ownership Of Common Stock."

Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility. Under the terms of our loan facility (the "Loan Facility"), Rosenthal & Rosenthal, Inc. ("Rosenthal"), provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. Pursuant to the Loan Facility, we gave a first priority lien to Rosenthal on substantially all of our assets, including our cash balances. In connection with the Loan Facility, we entered into a reimbursement agreement with affiliates of Soros Private Equity Partners, LLC that collectively own a majority of our capital stock (collectively, "Soros"), pursuant to which Soros agreed to guarantee a portion of the Loan Facility, (the "Soros Guarantee") we agreed to reimburse Soros for any amounts it paid to our lender pursuant to such guarantee and we granted Soros a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. If we default under the Loan Facility, Rosenthal and Soros would be entitled, among other things, to foreclose on our assets in order to satisfy our obligations under the loan facility and the reimbursement agreement. In addition, to the extent that Soros is required to make any payments to Rosenthal under its guarantee of our obligations under the Loan Facility, we would be required to issue an additional warrant to Soros, which could result in a significant dilution of your ownership of our Common Stock. See "- Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock."

Our Ability To Comply With Our Financial Covenants and Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan. We are required to pay interest under our Loan Facility on a monthly basis. In addition, we are required, under the facility, to maintain working capital of at least $4 million and net tangible worth of at least $5 million as of the end of each fiscal year. Assuming we meet our business plan, we will satisfy these covenants. To a certain extent, however, our ability to meet our business plan, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control and therefore we cannot assure you that based on our business plan we will generate sufficient cash flow from operations to enable us to pay our indebtedness under the Loan Facility and maintain compliance with our net working capital covenant throughout the term of the agreement or that we will be able to maintain compliance with the net worth covenant. If we fall short of our business plan and are unable to raise additional capital, we could default under our Loan Facility. In the event of a default under the Loan Facility, Rosenthal and Soros would be entitled, among other things, to foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the Loan Facility and the reimbursement agreement. In addition, a default under our Loan Facility could require us to issue an additional warrant to Soros, which could result in a significant dilution of your ownership of our common stock. See "Risk Factors - Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility" and "- Certain Events Could Result In Significant Dilution of Your Ownership of Our Common Stock."

Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock. Stockholders could be subject to significant dilution to the extent that we raise additional equity financing, as a result of both the issuance of additional equity securities, the potential conversion of the convertible promissory notes described below and the anti-dilution provisions of our Series B, C, D and E preferred stock described below, which provide for the issuance of additional securities to the holders thereof, under certain circumstances, to the extent that the Preferred Stock is converted at any time after a sale of Common Stock at less than $0.76 per share.

Moreover, as of February 19, 2004, there were outstanding options to purchase 9,102,557 shares of our Common Stock issued under our 1997 and 2000 Stock Option Plans, warrants to purchase 981,644 shares of our Common Stock issued to Soros, and additional warrants and options to purchase 723,301 shares of our Common Stock. In addition, as of such date, our outstanding Preferred Stock was convertible into an aggregate of 43,323,430 shares of our Common Stock (plus any shares of our Common Stock issued upon conversion in payment of any accrued and unpaid dividends). The exercise of our outstanding options and warrants and/or the conversion of our outstanding Preferred Stock would dilute the then existing stockholders' percentage ownership of our common stock, and any sales in the public market of our Common Stock underlying such securities, could adversely affect prevailing market price of our Common Stock. In the event that all of the securities described above were converted to Common Stock, the holders of the Common Stock immediately prior to such conversion would own approximately 21% of the outstanding Common Stock immediately after such conversion, excluding the effect of accrued dividends on Preferred Stock.

As described above, our Series B, C, D and E Preferred Stock contain anti-dilution provisions pursuant to which, subject to certain exceptions, in the event that we issue or sell our Common Stock or new securities convertible into our Common Stock in the future for less than $0.76 per share, the number of shares of our Common Stock to be issued upon the conversion of such Preferred Stock would be increased to a number equal to the face amount of such Preferred Stock divided by the price at which such Common Stock or other new securities are sold.

In addition, Soros owns $4 million of convertible promissory notes issued by us that bear interest at the rate of 12% per annum and are convertible, at Soros' option, into our equity securities sold in any subsequent round of financing at a price that is equal to the lowest price per share accepted by any investor (including Soros or any of its affiliates) in such subsequent round of financing.

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

Soros Owns A Majority Of Our Stock And Therefore Effectively Controls Our Management And Policies. As of February 19, 2004, through its holdings of our common stock, as well as our preferred stock, and warrants convertible into our common stock, Soros beneficially owned, in the aggregate, approximately 84% of our common stock. The holders of our preferred stock vote on an "as converted" basis with the holders of our common stock. By virtue of its ownership of our preferred stock, Soros has the right to appoint two designees to our Board of Directors, each of whom has seven votes on any matter voted upon by our Board of Directors. Collectively, these two designees have 14 out of 20 possible votes on each matter voted upon by our Board of Directors. In addition, we are required to obtain the approval of holders of our preferred stock prior to taking certain actions. The holders of our preferred stock have certain pre-emptive rights to participate in future equity financings and certain anti-dilution rights that could result in the issuance of additional securities to such holders. In view of their large percentage of ownership and rights as the holders of our preferred stock, Soros effectively controls our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger. In addition, Soros has demand registration rights with respect to the shares of our common stock that it beneficially owns. Any decision by Soros to exercise such registration rights and to sell a significant amount of our shares in the public market could have an adverse effect on the price of our common stock. See "- Certain Events Could Result In Significant Dilution of Your Ownership Of Common Stock."

If We Are Not Accurate In Forecasting Our Revenues, We May Be Unable To Adjust Our Operating Plans In A Timely

Manner. Because our business has not yet reached a mature stage, it is difficult for us to forecast our revenues accurately. We base our current and future expense levels and operating plans on expected revenues, but in the short term a significant portion of our expenses are fixed. Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock could decline significantly. In addition any such unexpected revenue shortfall could significantly affect our short-term cash flow and our net worth, which could require us to seek additional financing and/or cause a default under our credit facility. See "- We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds" and "- Our Ability To Comply With Our Financial Covenants and Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan."

Unexpected Changes In Fashion Trends Could Cause Us To Have Either Excess or Insufficient Inventory. Fashion trends can change rapidly, and our business is sensitive to such changes. There can be no assurance that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels or higher markdowns, either of which would have a material adverse effect on our business, financial condition and results of operations.

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. Furthermore Internet usage slows down in the summer months. We and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales. In the first three quarters of 2003, the retail apparel market experienced sluggish growth, requiring many retailers to significantly reduce prices and discount merchandise. We lowered our prices during the first quarter of 2003, in part, as the result of this sluggish growth, and maintained lower pricing levels in the second and third quarters of 2003 in order to generate cash from excess out-of-season inventory. While the fourth quarter of 2003 saw a slight improvement in the retail apparel market, any future decrease in growth rates or downturn, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our revenue, cash flow and results of operations. Alternatively, any improvement, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues. See "- We Do Not Have Long Term Contracts With The Majority Of Our Vendors And Therefore The Availability of Merchandise Is At Risk."

We Purchase Product From Some Indirect Supply Sources, Which Increases Our Risk of Litigation Involving The Sale Of Non-Authentic Or Damaged Goods. We purchase merchandise both directly from brand owners and indirectly from retailers and third party distributors. The purchase of merchandise from parties other than the brand owners increases the risk that we will mistakenly purchase and sell non-authentic or damaged goods which could result in potential liability under applicable laws, regulations, agreements and orders. Moreover, any claims by a brand owner, with or without merit, could be time consuming, result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, prospects, financial condition and results of operations.

If Our Co-Location Facility Or Our Third Party Distribution Center Fails, Our Business Could be Interrupted For A Significant Period Of Time. Our ability to receive and fulfill orders successfully and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems and fulfillment center. Substantially all of our computer and communications hardware is located at a single co-location facility in New Jersey. Our inventory is held, and our customer orders are filled, at a third party distribution center located in Virginia. These operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan. Accordingly, a failure at one of these facilities could interrupt our business for a significant period of time, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any such interruption would negatively impact our sales, results of operations and cash flows for the period in which it occurred, and could have a long-term adverse effect on our relationships with our customers and suppliers.

Security Breaches To Our Systems And Database Could Cause Interruptions to Our Business And Impact Our Reputation With Customers, And We May Incur Significant Expenses to Protect Against Such Breaches. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation with customers, thereby affecting our long-term growth prospects. In addition, we may be required to expend significant capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

Brand Owners Could Establish Procedures To Limit Our Ability To Purchase Products Indirectly. Brand owners have implemented, and are likely to continue to implement, procedures to limit or control off-price retailers' ability to purchase products indirectly. In addition, several brand owners in the U.S. have distinctive legal rights rendering them the only legal importer of their respective brands into the U.S. If we acquire such product indirectly from distributors and other third parties who may not have complied with applicable customs laws and regulations, such goods could be subject to seizure from our inventory by U.S. Customs Service, and the importer may have a civil action for damages against us. See "Risk Factors - We Do Not Have Long Term Contracts With The Majority of Our Vendors And Therefore The Availability Of Merchandise Is At Risk."

Our Growth May Place A Significant Strain On Our Management And Administrative Resources And Cause Disruptions In Our Business. Our historical growth has placed, and any further growth is likely to continue to place, a significant strain on our management and administrative resources. To be successful, we must continue to implement information management systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, merchandising, operations and technology functions. Any failure to implement such systems and training, and to maintain such coordination, could affect our ability to plan for, and react quickly to, changes in our business and, accordingly, could cause an adverse impact on our cash flow and results of operations in the periods during which such changes occur. In addition, as our workforce grows, our exposure to potential employment liability issues increases, and we will need to continue to improve our human resources functions in order to protect against such increased exposure. Moreover, our business is dependent upon our ability to expand our third-party fulfillment operations, customer service operations, technology infrastructure, and inventory levels to accommodate increases in demand, particularly during the peak holiday selling season. Our planned expansion efforts in these areas could cause disruptions in our business. Any failure to expand our third-party fulfillment operations, customer service operations, technology infrastructure or inventory levels at the pace needed to support customer demand could have a material adverse effect on our cash flow and results of operations during the period in which such failures occur and could have a long-term effect on our reputation with our customers.

We Are Heavily Dependent On Third-Party Relationships, And Failures By A Third Party Could Cause Interruptions To Our Business. We are heavily dependent upon our relationships with our fulfillment operations provider and Web hosting provider, delivery companies like UPS and the United States Postal Service, and credit card processing companies such as Paymentech and Cybersource to service our customers' needs. To the extent that there is a slowdown in mail service or package delivery services, whether as a result of labor difficulties, terrorist activity or otherwise, our cash flow and results of operations would be negatively impacted during such slowdown, and the results of such slowdown could have a long-term negative effect on our reputation with our customers. The failure of our fulfillment operations provider, credit card processors or Web hosting provider to properly perform their services for us could cause similar effects. Our business is also generally dependent upon our ability to obtain the services of other persons and entities necessary for the development and maintenance of our business. If we fail to obtain the services of any such person or entities upon which we are dependent on satisfactory terms, or we are unable to replace such relationship, we would have to expend additional resources to develop such capabilities ourselves, which could have a material adverse impact on our short-term cash flow and results of operations and our long-term prospects.

We Are In Competition With Companies Much Larger Than Ourselves. Electronic commerce generally and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market and is rapidly changing and intensely competitive. Our competition for customers comes from a variety of sources including:

        . existing land-based, full price retailers, such as Neiman Marcus, Saks Fifth Avenue, Nordstrom, The Gap, and Macy's, which are using the Internet to expand their channels of distribution;

        . less established companies, such as eLuxury, which are building their brands online;

        .       internet sites such as Amazon.com and ebay.com

        .       traditional direct marketers, such as L.L. Bean, Lands' End and
                J. Crew;

        .       television direct marketers such as QVC; and

        . traditional off-price retail stores such as T.J. Maxx, Marshalls, Ross, Filene's Basement and Loehmanns, which may or may not use the Internet to grow their customer base.

We expect competition in our industry to intensify and believe that the list of our competitors will grow. Many of our competitors and potential competitors have longer operating histories, significantly greater resources, greater brand name recognition and more firmly established supply relationships. We believe that the principal competitive factors in our market include:

        .       brand recognition;

        .       merchandise selection;

        .       price;

        .       convenience;

        .       customer service;

        .       order delivery performance;

        .       site features; and

        .       content.

There can be no assurance that we will be able to compete successfully against competitors and future competitors, and competitive pressures faced by us could force us to increase expenses and/or decrease our prices at some point in the future.

We Do Not Have Long Term Contracts With The Majority of Our Vendors And Therefore The Availability Of Merchandise Is At Risk. We have few agreements controlling the long-term availability of merchandise or the continuation of particular pricing practices. Our contracts with suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customer's needs, and therefore our long-term growth prospects, would be materially adversely affected. See "Risk Factors - Brand Owners Could Establish Procedures to Limit Our Ability to Purchase Products Indirectly."

We Need To Further Establish Brand Name Recognition. We believe that further establishing, maintaining and enhancing our brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well established brands in online services or the retail apparel industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of Bluefly.com will depend largely on our success in providing a high quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain Bluefly.com in response to competitive pressures, we may find it necessary to increase substantially our advertising and marketing expenditures. If we are unable to provide high quality online services or customer support, or otherwise fail to promote and maintain Bluefly.com, or if we incur excessive expenses in an attempt to promote and maintain Bluefly.com, our long-term growth prospects, would be materially adversely affected.

There Can Be No Assurance That Our Technology Systems Will Be Able To Handle Increased Traffic; Implementation of Changes to Web Site. A key element of our strategy is to generate a high volume of traffic on, and use of, Bluefly.com. Accordingly, the satisfactory performance, reliability and availability of Bluefly.com, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues will depend on the number of visitors who shop on Bluefly.com and the volume of orders we can handle. Unavailability of our Web site or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on Bluefly.com or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of Bluefly.com or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In addition, in order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of Bluefly.com, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the online commerce industry. Accordingly, we redesign and enhance various functions on our Web site on a regular basis, and we may experience instability and performance issues as a result of these changes.

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store bought merchandise. We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. If return rates are higher than expected, our business, prospects, financial condition, cash flows and results of operations could be materially adversely affected.

Our Success Is Largely Dependent Upon Our Executive Personnel. We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. In particular, we rely upon their strategic guidance, their relationships and credibility in the vendor and financial communities and their ability to recruit key operating personnel. We have entered into employment agreements with each of our executive officers. The employment agreements with our CEO and CFO/COO expire on June 30, 2005. The employment agreement with our President expires on March 1, 2007. However, none of these employment agreements prohibit the executive officer from terminating his or her employment with us in order to pursue a more attractive opportunity and, to the extent that we do not successfully implement our plans, other opportunities may appear more attractive. The loss of the services of any of our executive officers could have a material adverse effect on our credibility in the vendor communities and our ability to recruit new key operating personnel.

Our Success Is Dependent Upon Our Ability To Attract New Key Personnel. Our operations will also depend to a great extent on our ability to attract new key personnel with relevant experience and retain existing key personnel in the future. The market for qualified personnel is extremely competitive. Our failure to attract additional qualified employees could have a material adverse effect on our prospects for long-term growth.

There Are Inherent Risks Involved In Expanding Our Operations. We may choose to expand our operations by developing new Web sites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered, expanding our market presence through relationships with third parties, adopting non-Internet based channels for distributing our products, or consummating acquisitions or investments. Expansion of our operations in this manner would require significant additional expenses and development, operations and editorial resources and would strain our management, financial and operational resources. For example, we have historically expended significant internal resources in connection with the redesign of our Web site and the implementation of our online strategic alliances, and we expect to devote significant manpower to the launch of our storefront on Amazon.com. Moreover, in the event that we expand upon our efforts to open brick-and-mortar outlet stores, we will be required to devote significant internal resources and capital to such efforts. There can be no assurance that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Web site that is not favorably received by consumer or trade customers could damage our reputation.

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

We May Be Liable for Product Liability Claims. We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against the Company in excess of our insurance coverage, it could have a material adverse effect on our cash flow and on our reputation with customers. Unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

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

Our Business Could Be Harmed By Consumers' Concerns About The Security of Transactions Over the Internet. Concerns over the security of transactions conducted on the Internet and commercial online services, the increase in identity theft and the privacy of users may also inhibit the growth of the Internet and commercial online services, especially as a means of conducting commercial transactions. Moreover, although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches could have a material adverse effect on our business, prospects, financial condition and results of operations.

We Face Legal Uncertainties Relating To The Internet In General and To Our Industry In Particular And May Become Subject To Costly Government Regulation. We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, it is possible that laws and regulations may be adopted that would apply to the Internet and other online services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may increase our cost of doing business and/or decrease the demand for our products and services and increase our cost of doing business.

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and online commerce could also increase our cost of doing business. In addition, if we were alleged to have violated federal, state or foreign, civil or criminal law, we could face material liability and damage to our reputation and, even if we successfully defend any such claim, we incur significant costs in connection with such defense.

We Face Uncertainties Relating To Sales And Other Taxes. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Virginia, New Jersey and New York. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as our company that engage in online commerce. In addition, any new operation in states outside Virginia, New Jersey and New York could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

Change Of Control Covenant And Liquidation Preference of Preferred Stock. We have agreed with Soros, that for so long as any shares of their Preferred Stock are outstanding, we will not take any action to approve or otherwise facilitate any merger, consolidation or change of control, unless provisions have been made for the holders of such Preferred Stock to receive from the acquirer an amount in cash equal to the respective aggregate liquidation preferences of such Preferred Stock. The aggregate liquidation preference of the Preferred Stock is equal to the greater of (i) approximately $48,300,000 (plus any accrued and unpaid dividends) and (ii) the amount that the holders of shares of Preferred Stock would receive if they were to convert such shares of Common Stock immediately prior to liquidation.

The Holders Of Our Common Stock May Be Adversely Affected By The Rights Of Holders Of Preferred Stock That May Be Issued In The Future. Our certificate of incorporation and by-laws, as amended, contain certain provisions that may delay, defer or prevent a takeover. Our Board of Directors has the authority to issue up to 15,486,250 additional shares of preferred stock, and to determine the price, rights, preferences and restrictions, including voting rights, of those shares, without any further vote or action by the stockholders. Accordingly, our Board of Directors is empowered, without approval of the holders of Common Stock, to issue preferred stock, for any reason and at any time, with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and other characteristics as they may deem necessary. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

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

ITEM 2. PROPERTIES

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The lease expires in 2010. Our total lease expense for the current office space during 2003 were approximately $427,000.

ITEM 3. LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

In October 2002, the Company commenced an action against Breider Moore & Co., LLC ("Breider Moore") and Joseph Breider in the Supreme Court of the State of New York, County of New York, as a result of Breider Moore's failure to consummate an agreed upon investment in the Company in connection with a June 2002 Soros investment. Breider Moore had committed to invest approximately $7 million on the same terms and conditions as those that applied to Soros' investment. However, this investment was not consummated. In the action, we asserted breach of contract claim against Breider Moore, fraud claims against Breider Moore and Mr. Breider and a piercing the corporate veil claim against Mr. Breider. In February 2003, we obtained summary judgment on our breach of contract claim, and our piercing the corporate veil claim was dismissed. One of our fraud claims is still pending and one has been dismissed. Given that we had been granted summary judgment on the breach of contract claim, an evidentiary hearing on our damages was held before a special referee in May 2003. In July 2003, the special referee recommended that we be awarded damages in the amount of approximately $3.3 million for our breach of contract claim against Breider Moore. On December 2, 2003, the court entered judgment in our favor against Breider Moore in the amount of $3,793,688. We do not know what assets, if any, Breider Moore has and whether we will be able to collect on the judgment. We are currently trying to ascertain the location of assets owned by Breider Moore and it may be necessary for us to commence collection proceedings in connection with our efforts to collect on any such judgment, and, given the substantial costs involved with such litigation, there can be no assurance that the amount that we would be able to collect with respect to any such judgment would exceed the costs associated with obtaining and executing on such judgment.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on The Nasdaq SmallCap Market and the Boston Stock Exchange. The following table sets forth the high and low bid prices for the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market:

            Fiscal 2003                  High            Low
            --------------              ------          ------
            First Quarter               $ 1.69          $ 0.67
            Second Quarter              $ 1.60          $ 0.72
            Third Quarter               $ 1.80          $ 0.76
            Fourth Quarter              $ 5.96          $ 1.20

            Fiscal 2002                  High            Low
            --------------              ------          ------
            First Quarter               $ 2.24          $ 1.27
            Second Quarter              $ 1.93          $ 1.07
            Third Quarter               $ 1.30          $ 0.55
            Fourth Quarter              $ 1.74          $ 0.62

HOLDERS

As of February 19, 2004, there were approximately 114 holders of record of the Common Stock. We believe that there were more than 5,000 beneficial holders of the Common Stock as of such date.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION (as of December 31, 2003)

                                                                                          NUMBER OF SECURITIES
                                                                                          REMAINING AVAILABLE FOR
                                                                                          FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         (excluding securities
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        reflected in column (a))
PLAN CATEGORY                   WARRANTS AND RIGHTS(a)       RIGHTS (b)                   (b)
------------------------------- ---------------------------- ---------------------------- -------------------------
Equity compensation plans
 approved by security holders            7,184,468                     $ 2.17                      3,270,508

Equity compensation plans not
 approved by security holders            1,323,902                     $ 1.34                         65,110

Total                                    8,508,370                     $ 2.04                      3,335,618

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

RECENT SALE OF UNREGISTERED SECURITIES

JANUARY 2004

On January 12, 2004, we completed the New Financing pursuant to which we raised $5,000,000 from a group of investors led by Redwood Grove Capital Management, LLC, a California-based private equity firm. Under the terms of the deal, we issued 1,543,209 shares of common stock at $3.24 per share, which was 90% of the trailing five-day average of the Company's volume-weighted stock price as of December 29, 2003, the date that a preliminary agreement was reached as to the pricing of the deal. We also issued the new investors warrants to purchase 385,801 shares of common stock at any time during the next five years at an exercise price equal to $3.96 per share. We agreed to file a registration statement with the Securities and Exchange Commission on behalf of these new investors within 30 days of the closing, in order to register the common stock issued as well as the common stock underlying the warrants, and to use commercially reasonable efforts to have such registration statement declared effective within 90 days of the closing. We also agreed to certain liquidated damages provisions to the extent that we do not meet these deadlines. A registration statement was filed on January 16, 2004, but has not yet been declared effective. We paid Enable Capital, LLC and Broadband Capital Management finders fees of $194,000 and $100,000, respectively, in consideration for their roles in introducing us to the participants in the New Financing.

The above-described sales were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. All data is in thousands, except share data:

                                                                              Year Ended December 31,
                                                    ----------------------------------------------------------------------------
                                                        2003            2002            2001            2000            1999
                                                    ------------    ------------    ------------    ------------    ------------
Statement of Operations Data:

Net sales                                           $     37,928    $     30,606    $     22,950    $     17,512    $      5,109
Cost of sales                                             26,603          20,571          15,954          14,018           4,554
                                                    ------------    ------------    ------------    ------------    ------------
  Gross profit                                            11,325          10,035           6,996           3,494             555

Selling, marketing and fulfillment expenses               12,197          11,547          13,765          18,797          10,794
General and administrative expenses                        5,103           4,686           5,098           5,296           3,450
                                                    ------------    ------------    ------------    ------------    ------------
  Total operating expenses                                17,300          16,233          18,863          24,093          14,244

Operating loss                                            (5,975)         (6,198)        (11,867)        (20,599)        (13,689)
Interest (expense)/other income                             (394)           (281)        (13,139)           (510)            430
  Loss from continuing operations                         (6,369)         (6,479)        (25,006)        (21,109)        (13,257)
  Net loss                                                (6,369)         (6,479)        (25,006)        (21,109)        (13,194)
Basic and diluted loss from continuing operations
 per share                                          $      (0.88)   $      (2.44)   $      (3.41)   $      (4.45)   $      (2.83)

Basic and diluted loss per share:                   $      (0.88)   $      (2.44)   $      (3.41)   $      (4.45)   $      (2.82)

Basic and diluted weighted average number of
 common shares outstanding available to common
 stockholders                                         11,171,018       9,927,027       8,185,065       4,924,906       4,802,249

Balance Sheet Data:

                                                                                 As of December 31,
                                                    ----------------------------------------------------------------------------
                                                        2003            2002            2001            2000            1999
                                                    ------------    ------------    ------------    ------------    ------------
Cash                                                $      7,721    $      1,749    $      5,419    $      5,350    $      7,934
Inventories, net                                          11,340          10,868           6,388           7,294           7,020
Other current assets                                       1,863           1,159           1,417           1,510             739
Total assets                                              22,998          16,595          14,572          15,674          16,768
Current liabilities                                        8,459           7,072           5,988           5,937           6,182
Short-term convertible notes payable, net                      -               -               -          19,698               -
Long term liabilities                                      4,260           2,439             182               -               -
Redeemable preferred stock                                     -               -               -          11,088          10,286
Shareholders' equity (deficit)                            10,279           7,084           8,402         (21,049)            300

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

OVERVIEW

Bluefly, Inc., a Delaware corporation, is a leading Internet retailer of designer fashions and home accessories at outlet store prices. We sell over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. Bluefly.com, a Web site that sells end-of-season and excess inventory of apparel and accessories, was launched in September 1998.

We have grown significantly since launching our Web site in September 1998. Our net sales increased approximately 24% to $37,928,000 for the year ended December 31, 2003 from $30,606,000 for the year ended December 31, 2002. In the fourth quarter of 2003, our net sales increased by approximately 42% to $13,993,000 from $9,856,000 in the fourth quarter of 2002. Net sales attributable to the Company's Manhattan holiday clearance store, which opened in late November, were approximately $465,000.

In the fourth quarter of 2003, we achieved our first ever quarterly net profit. For the fourth quarter of 2003, we had net income of $111,000 as compared to a net loss of $1,660,000 in the fourth quarter of 2002. The Manhattan holiday clearance store, in part, contributed to our profitability in the fourth quarter of 2003. Our net loss for the year ended December 31, 2003 decreased by approximately 2% to $6,369,000 from $6,479,000 for the year ended 2002. Despite our net profit during the fourth quarter of 2003, we expect to operate at a net loss in 2004.

Our gross margin decreased to 29.9% in 2003 from 32.8% in 2002 and 30.5% in 2001. The decrease in 2003 was driven by our decision to turn more of our out-of-season merchandise, as well as inventory items that we were particular deep in, into cash that could be used to purchase new inventory, rather than holding the inventory for the next season. Given our stronger balance sheet, we believe that we can improve upon our 2003 margin levels in 2004, although there is no assurance that we will be successful in doing so.

Our customer acquisition costs decreased to $10.22 per customer in 2003, from $17.04 per customer in 2002 and $39.32 per customer in 2001. We believe that it may be prudent to increase our customer acquisition costs in 2004 and beyond in order to acquire larger numbers of customers with profitable ordering patterns.

Our reserve for returns and credit card chargebacks increased to 37% in 2003 from 36% in 2002 and 32% in 2001. The increase in return rates has primarily been driven by shifts in our merchandise mix towards products that generate higher return rates, but also higher gross margins and average order sizes. While we are testing initiatives to reduce our return rates, we believe that the overall shift in merchandise mix has been beneficial to the overall gross profit realized per order. Accordingly, we do not expect return rates to decrease to 2001 levels in the near term.

Our inventory levels increased to approximately $11.3 million as of December 31, 2003, from approximately $10.9 million as of December 31, 2002 and approximately $6.4 million as of December 31, 2001. We believe that we were underinvested in inventory as of December 31, 2001 as a result of the limitations on our working capital at that time, and that the heavier investment that we made in inventory during 2002 was a key factor in our sales growth during both 2002 and 2003.

Historically, due to our limited working capital, a number of our suppliers limited our payment terms and, in some cases, required us to pay for merchandise in advance of delivery. The effect of this has been to further limit our working capital and to increase our usage of the factoring agreement included in the Loan Facility. Given our stronger balance sheet, we have recently been able to improve our payment terms with many suppliers, and we intend to continue to seek to improve these terms during 2004. Of course, there can be no assurance that we will be successful in these efforts.

At December 31, 2003, we had an accumulated deficit of $92,336,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

CRITICAL ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of the allowances for sales returns and recoverability of inventories. Actual amounts could differ significantly from these estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in the Financial Statements", as amended. Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes. Revenue is recognized when all the following criteria are met:

        .       A customer executes an order via our website.

        . The product price and the shipping and handling fee have been determined.

        . Credit card authorization has occurred and collection is reasonably assured.

        .       The product has been shipped and received by the customer.

Shipping and handling billed to customers are classified as revenue in accordance with Financial Accounting Standards Board ("FASB") Task Force's Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10").

Provision for Returns and Doubtful Accounts

We generally permit returns for any reason within 90 days of the sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. We perform credit card authorizations and check the verification of our customers prior to shipment of merchandise. However, our future return and bad debt rates could differ from historical patterns, and, to the extent that these rates increase significantly, it could have a material adverse effect on our business, prospects, cash flows, financial condition and results of operations.

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. We review our inventory levels in order to identify slow-moving merchandise and in some instances use markdowns below cost to clear merchandise. Markdowns below cost may be used if inventory exceeds customer demand for reasons of style, changes in customer preference or lack of consumer acceptance of certain items, or if it is determined that the inventory in stock will not sell at its currently marked price. Such markdowns may have an adverse impact on earnings, depending on the extent of the markdowns and amount of inventory affected.

Deferred Tax Valuation Allowance

We recognize deferred income tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is realized in income in the period that included the enactment date. We have assessed the future taxable income and determined that a 100% deferred tax valuation allowance is deemed necessary. In the event that we were to determine that we would be able to realize our deferred tax assets, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data for the years ended December 31st. All data is in thousands except as indicated below:

                                                      2003                     2002                     2001
                                              --------------------     --------------------     --------------------
                                                         As a % of                As a % of                As a % of
                                                         Net Sales                Net Sales                Net Sales
Net sales                                     $ 37,928       100.0%    $ 30,606       100.0%    $ 22,950       100.0%
Cost of sales                                   26,603        70.1%      20,571        67.2%      15,954        69.5%
                                              --------                 --------                 --------
  Gross profit                                  11,325        29.9%      10,035        32.8%       6,996        30.5%

Selling, marketing and fulfillment expenses     12,197        32.2%      11,547        37.7%      13,765        59.9%
General and administrative expenses              5,103        13.5%       4,686        15.3%       5,098        22.2%
                                              --------                 --------                 --------
  Total operating expenses                      17,300        45.7%      16,233        53.0%      18,863        82.1%

Operating loss                                  (5,975)      (15.8)%     (6,198)      (20.2)%    (11,867)      (51.6)%
Interest (expense) other income                   (394)       (1.0)%       (281)       (0.9)%    (13,139)      (57.3)%
                                              --------                 --------                 --------
  Net loss                                    $ (6,369)      (16.8)%   $ (6,479)      (21.1)%   $(25,006)     (108.9)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

                                                                             2003          2002          2001
                                                                          ----------    ----------    ----------
Average Order Size (including shipping & handling)                        $   174.99    $   167.20    $   143.71
Average Order Size Per New Customer (including shipping & handling)       $   158.38    $   149.74    $   127.41
Average Order Size Per Repeat Customer (including shipping & handling)    $   184.95    $   177.31    $   156.85

Total Customers                                                              512,948       388,700       287,637
Customers Added during the Year                                              124,248       101,063       102,397
Revenue from Repeat Customers as a % of total Revenue                             66%           67%           60%
Customer Acquisition Costs                                                $    10.22    $    17.04    $    39.32

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

FOR THE YEAR ENDED DECEMBER 31, 2003 COMPARED TO THE YEAR ENDED DECEMBER 31,
2002

Net sales: Gross sales for the year ended December 31, 2003 increased by approximately 27% to $60,279,000, from $47,491,000 for the year ended December 31, 2002. For the year ended December 31, 2003, we recorded a provision for returns and credit card chargebacks and other discounts of $22,351,000, or approximately 37% of gross sales. For the year ended December 31, 2002, the provision for returns and credit card chargebacks and other discounts was $16,885,000, or approximately 36% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was partly the result of a shift in our merchandise mix towards certain product categories that historically have generated higher return rates, but also higher gross margins and average order size.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2003 were $37,928,000. This represents an increase of approximately 24% compared to the year ended December 31, 2002, in which net sales totaled $30,606,000. The growth in net sales was largely driven by the increase in the numbers of new customers acquired (approximately 23% higher than the full year
2002) and the increase in gross average order size (approximately 5% higher than the full year 2002). In addition, our shipping and handling revenue increased as we raised our standard shipping rate from $5.95 per order to $7.95 per order in the first quarter of 2003. For the year ended December 31, 2003 revenue from shipping and handling (which is included in net sales) increased by 44% to $2,939,000 from $2,048,000 for the year ended December 31, 2002.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2003 totaled $26,603,000, resulting in gross margin of approximately 30%. Cost of sales for the year ended December 30, 2002 totaled $20,571,000, resulting in gross margin of 33%. Gross profit increased by 13%, to $11,325,000 for the year ended December 31, 2003, compared to $10,035,000 for the year ended December 31, 2002. The decrease in gross margin resulted primarily from our decision to reduce our product margin during the first three quarters of 2003 on certain merchandise in an effort to reduce prior season inventory levels. The increase in gross profit is related to the increase in net sales on an absolute basis.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 6% for the year 2003 compared to the year ended 2002. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 32% in 2003 from approximately 37.7% in 2002. The decrease resulted primarily from refinements to our marketing strategy that allowed us to better target potential new customers and convert repeat customers, as well as the cost savings we derived from our move to a new web hosting facility. Selling, marketing and fulfillment expenses were comprised of the following:

                   Year Ended          Year Ended       Percentage Difference
                December 31, 2003   December 31, 2002    increase (decrease)
                -----------------   -----------------   ---------------------
   Marketing    $       1,898,000   $       2,274,000                   (16.5)%
   Operating            5,349,000           4,534,000                    18.0%
   Technology           3,430,000           3,552,000                    (3.4)%
   E-Commerce           1,520,000           1,187,000                    28.1%
                -----------------   -----------------
                $      12,197,000   $      11,547,000                     5.6%

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The decrease in marketing expenses of approximately 17% was largely related to a shift in our customer acquisition strategy. We reduced our advertising expenditures and focused more on email, affiliate programs and other performance based programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the year ended December 31, 2003 by approximately 40% to $10.22 per new customer from $17.04 per new customer for the year ended December 31, 2002. However, in the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, credit card processing and during the fourth quarter of 2003, the costs associated with the Company's Manhattan holiday clearance store. Operating expenses increased in 2003 by approximately 18% compared to 2002 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees).

Technology expenses consist primarily of Web site hosting and staff related costs. For the year ended December 31, 2003, technology expenses decreased by approximately 3% compared to the year ended December 31, 2002. This decrease was related to a decrease in overall web hosting costs offset by accelerated depreciation of equipment acquired under a capital lease due to a change in the estimated useful life, along with increased amortization expense incurred as a result of capitalized costs incurred in connection with the upgraded version of the Web Site. Depreciation and amortization for the year ended December 31, 2003 represented approximately 40% of the total technology expense, while depreciation and amortization for the year ended December 31, 2002 represented approximately 17% of the total technology expense. These amounts were partially offset by a reduction of approximately 61% in our Web Site hosting costs in connection with our move to a new web hosting facility.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the year ended December 31, 2003, this amount increased by approximately 28% as compared to the year ended December 31, 2002, primarily due to the creation of an Online Retail Group within the E-Commerce department. The department employed an average of 17 employees per month in 2003, compared to an average of 13 per month in 2002. The Online Retail Group is, among other things, responsible for leveraging the Web Site technology to improve the on-site customer experience. In September 2003, we launched a redesigned Web Site. The redesigned Web Site provides a new look and, we believe, more intuitive navigation. The costs of the new site were primarily included in E-Commerce and expensed as incurred.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2003 increased by approximately 9% to $5,103,000 as compared to $4,686,000 for the year ended December 31, 2002. As a percentage of net sales, general and administrative expenses decreased to 13.5% in 2003 from 15.3% in 2002. The increase in general and administrative expenses was the result of increased salary and benefit expenses of approximately 7% as well as an increase in professional fees of 50%.

Loss from operations: Operating loss decreased by approximately 4% in 2003, to $5,975,000 from $6,198,000 in 2002 as a result of the increase in sales and gross margin dollars and decreases in selling, marketing and fulfillment expenses and general and administrative expenses as a percentage of net sales.

Interest expense and other income, net: Interest expense for the year ended December 31, 2003 totaled $432,000, and related to fees paid in connection with our Loan Facility, amortization of warrants issued in connection with the January 2003 Financing, and interest on the notes issued in connection with the July 2003 Financing. For the year ended December 31, 2002, interest expense totaled $349,000, and related primarily to fees paid in connection with the Loan Facility.

Interest income for the year ended December 31, 2003 decreased to $38,000 from $68,000 for the year ended December 31, 2002. The decrease is related to the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

FOR THE YEAR ENDED DECEMBER 31, 2002 COMPARED TO THE YEAR ENDED DECEMBER 31,
2001

Net sales: Gross sales for the year ended December 31, 2002 increased by approximately 40% to $47,491,000, from $33,833,000 for the year ended December 31, 2001. For the year ended December 31, 2002, we recorded a provision for returns and credit card chargebacks and other discounts of $16,885,000, or approximately 36% of gross sales. For the year ended December 31, 2001, the provision for returns and credit card chargebacks and other discounts was $10,883,000, or approximately 32% of gross sales. The increase in this provision as a percentage of gross sales was related primarily to an increase in the return rate. We believe that the increase in return rate was partly the result of a shift in our merchandise mix towards certain product categories that historically have generated higher return rates, but also higher gross margins and average order size. Accordingly, we believe that this shift had a positive impact on our per order economics. For the year ended December 31, 2002, revenue from shipping and handling (which is included in net sales) increased by approximately 19% to $2,048,000 from $1,724,000 for the year ended December 31, 2001.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2002 were $30,606,000. This represents an increase of approximately 33% compared to the year ended December 31, 2001, in which net sales totaled $22,950,000. The growth in net sales was largely driven by the increases in average order size and sales to repeat customers. We believe that the decrease in the amount of advertising directed at potential customers

(as opposed to existing customers) contributed to the fact that the number of new customers acquired in 2002 decreased by 1% from that of 2001. We believe that the increase in sales to repeat customers (67% of total sales in 2002, compared to 60% of total sales in 2001) was the result of increased marketing efforts to repeat customers.

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

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses decreased by approximately 16.1% for the year 2002 compared to the year ended 2001. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 37.7% in 2002 from approximately 60% in 2001. The decrease resulted primarily from a more targeted marketing strategy aimed at our existing customer base and the cost savings we derived from our move to a new web hosting facility. Selling, marketing and fulfillment expenses were comprised of the following:

                   Year Ended          Year Ended       Percentage Difference
                December 31, 2002   December 31, 2001    increase (decrease)
                -----------------   -----------------   ---------------------
   Marketing    $       2,274,000   $       4,858,000                   (53.2)%
   Operating            4,534,000           3,939,000                    15.1%
   Technology           3,552,000           3,733,000                    (4.8)%
   E-Commerce           1,187,000           1,235,000                    (3.9)%
                -----------------   -----------------
                $      11,547,000   $      13,765,000                   (16.1)%

The decrease in marketing expenses of approximately 53% was largely related to a shift in our customer acquisition strategy. Consistent with our streamlined operating plan announced in June 2001, we significantly reduced our advertising expenditures and focused more on email and direct mail programs. Primarily as a result of this shift, we were able to decrease our customer acquisition costs for the year ended December 31, 2002 by approximately 57% to $17.04 per new customer from $39.32 per new customer for the year ended December 31, 2001.

Operating expenses increased in 2002 by approximately 15% compared to 2001 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees).

For the year ended December 31, 2002, technology expenses decreased by approximately 5% compared to the year ended December 31, 2001. This reduction was primarily related to a reduction in our Web site hosting costs in connection with our move to a new web hosting facility. These cost savings were offset by increased amortization expense resulting from the launch of the new Web site. Effective September 15, 2002 (the launch date of the new Web site) we began amortizing costs related to the launch of the new Web site over the estimated useful life of the new site. Previously, these costs were capitalized.

E-Commerce expenses for the year ended December 31, 2002, decreased by approximately 4% as compared to the year ended December 31, 2001, primarily due to a headcount reduction in the creative services department in June 2001.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2002 decreased by approximately 8% to $4,686,000 as compared to $5,098,000 for the year ended December 31, 2001. As a percentage of net sales, general and administrative expenses decreased to 15.3% in 2002 from 22.2% in 2001.

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

Interest income for the year ended December 31, 2002 decreased to $68,000 from $240,000 for the year ended December 31, 2001. The decrease resulted from the decrease in our cash balance as interest income primarily represents interest earned on our cash balance.

LIQUIDITY AND CAPITAL RESOURCES

General

At December 31, 2003, we had approximately $7.7 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $12.5 million. In addition, as of December 31, 2003, we had approximately $2.3 million of borrowings committed under the Loan Facility, leaving approximately $2.1 million of availability. Subsequent to year end, in January of 2004 we raised $5,000,000 through the sale of 1,543,209 shares of our common stock and warrants to purchase an additional 385,801 shares of our common stock at an exercise price of $3.96 per share. See "Recent Developments."

In January 2004, we also extended the maturity dates on the Convertible Promissory Notes issued to affiliates of Soros that collectively own a majority of our capital stock in July and October 2003. The Notes originally matured in January and April 2004, respectively, and the maturity date was extended to March 1, 2005. In February 2004, the maturity date on the on the Convertible Promissory Notes issued to affiliates of Soros were again extended to May 1, 2005. See "Recent Developments."

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and is dependent, among other things, on the Company having at least $5.0 million of tangible net worth and $4.0 million of working capital. In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity. Historically, due to our limited working capital, a number of our suppliers limited our payment terms and, in some cases, required us to pay for merchandise in advance of delivery. The effect of this has been to further limit our working capital and to increase our usage of the factoring agreement included in the Loan Facility. Given our stronger balance sheet, we have recently been able to improve our payment terms with many suppliers, and we intend to continue to seek to improve these terms during 2004. Of course, there can be no assurance that we will be successful in these efforts.

We anticipate that our existing resources and working capital should be sufficient to satisfy our cash requirements through the end of fiscal 2004. Of course, there can be no assurance that such expectations will prove to be correct. Moreover, we currently plan to seek additional debt and/or equity financing in order to maximize the growth of our business. If such financing is not available on terms acceptable to us and or we do not achieve our sales plan, future operations will need to be modified, scaled back or discontinued. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all. The inability to obtain additional financing, when needed, would have a material adverse effect on our business, financial condition and results of operations.

Loan Facility

Pursuant to the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The Rosenthal Financing Agreement was amended in March 2003 to: (i) extend the term until June 30, 2004; (ii) increase the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee plus the lower of (x) $2.0 million (instead of the prior $1.0 million), (y) 20% of the book value of our inventory or (z) the full liquidation value of our inventory; (iii) increase the tangible net worth requirement to $5.0 million from $1.5 million; (iv) redefine the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002), (v) increase the working capital requirement to $4.0 million from $3.5 million; (vi) increase the annual fee we pay Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) require us to maintain a cash balance of at least $250,000 and; (viii) require Soros to increase from $1.5 million to $2.0 million the amount of the Soros Guarantee and extend its term to November 15, 2004 from November 15, 2003. In consideration for Soros' agreement to increase the amount of and to maintain the Soros Guarantee until November 15, 2004, we issued to Soros a warrant to purchase 25,000 shares of our Common Stock at an exercise price equal to $0.78 per share (the 10 day trailing average of the closing sale price of our Common Stock on the date of issuance), exercisable at any time prior to March 17, 2013. The Financing Agreement was further amended in the fourth quarter of 2003 to allow Rosenthal in its sole discretion to increase the amount available under the Loan Facility (subject to the existing $10 million cap) by $500,000.

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

Commitments and Long Term Obligations

As of December 31, 2003, we had the following commitments and long term obligations:

                                    2004          2005           2006          2007          2008       Thereafter       Total
                                 -----------   -----------    -----------   -----------   -----------   -----------   ------------
Marketing and Advertising        $   168,000            --             --            --            --            --   $    168,000
Operating Leases                     454,000       461,000        468,000       481,000       441,000       475,000   $  2,780,000
Capital Leases                       314,000       101,000             --            --            --            --   $    415,000
Employment Contracts               1,316,000       838,000        450,000        75,000            --            --   $  2,679,000
Notes payable to shareholders        182,000     4,000,000*            --            --            --            --   $  4,182,000
                                 -----------   -----------    -----------   -----------   -----------   -----------   ------------
  Grand total                    $ 2,434,000     5,400,000        918,000       556,000       441,000       475,000   $ 10,224,000

*Notes were reclassified to long term in January 2004, See "Recent Developments"

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

In September 2003, we entered into an employment agreement with a new President. Under the terms of the Agreement, which expires in March 2007, the President, in addition to an annual salary and employee stock options to purchase shares of the Company's Common Stock, is entitled to an annual bonus with minimum amounts that cannot be less than 3% of the Company's net income for the fiscal year for which the bonus is awarded, subject to a cap equal to 200% of her base salary for that year. Her bonus for 2004 is subject to a minimum floor of $100,000. The agreement also provides for her to receive an additional bonus in connection with certain change of control transactions equal to 1% of the consideration distributed to stockholders in connection with any such transaction. In the event that the President relocates herself and her family to the New York City area on or before August 31, 2004, she is also entitled to an additional bonus of $75,000. The salary commitment and minimum bonus obligation for 2004 that is payable under the agreement are reflected in the table above. The other obligations (which are contingent in nature) are not included above.

In order to continue to expand our product offerings, we intend to expand our relationships with suppliers of end-of-season and excess name brand apparel and fashion accessories. We expect that our suppliers will continue to include designers and retail stores that sell excess inventory as well as third-party end-of-season apparel aggregators. To achieve our goal of offering a wide selection of top name brand designer clothing and fashion accessories, we may acquire certain goods on consignment and may explore leasing or partnering select departments with strategic partners and distributors,

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". ("FIN 46") requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN
46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN 46 will not have a material impact on our consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. We adopted this standard and it did not have a material impact on our consolidated financial statements.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financials instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003,and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 and it did not have a material effect on our financial position or results of operations.

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

ITEM 8. FINANCIAL STATEMENTS

(a)     Index to the Financial Statements

                Report of Independent Auditors                               F-1

                Consolidated Balance Sheets as of December 31, 2003 and
                 2002                                                        F-2

                Consolidated Statements of Operations for the three years
                 ended December 31, 2003, 2002 and 2001                      F-3

                Consolidated Statements of Changes in Shareholders' Equity
                 and Redeemable Preferred Stock for the three years ended
                 December 31, 2003, 2002 and 2001                            F-4

                Consolidated Statements of Cash Flows for the three years
                 ended December 31, 2003, 2002 and 2001                      F-5

                Notes to Consolidated Financial Statements                   F-6

                Schedule II - Valuation and Qualifying Accounts              S-1

                         REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Bluefly, Inc.

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bluefly, Inc. and its subsidiary at December 31, 2003 and December 31, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 24, 2004

BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002
(DOLLARS ROUNDED TO THE NEAREST THOUSAND)
--------------------------------------------------------------------------------

                                                                                         2003               2002
                                                                                   ---------------    ---------------
ASSETS
Current assets
  Cash and cash equivalents                                                        $     7,721,000    $     1,749,000
  Inventories, net                                                                      11,340,000         10,868,000
  Accounts receivable, net of allowance for doubtful accounts                            1,157,000            833,000
  Prepaid expenses and other current assets                                                706,000            326,000
                                                                                   ---------------    ---------------
        Total current assets                                                            20,924,000         13,776,000

Property and equipment, net                                                              1,659,000          2,604,000
Other assets                                                                               415,000            215,000
                                                                                   ---------------    ---------------
        Total assets                                                               $    22,998,000    $    16,595,000
                                                                                   ===============    ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                 $     3,156,000    $     3,120,000
  Accrued expenses and other current liabilities                                         3,869,000          3,067,000
  Deferred revenue                                                                       1,252,000            885,000
  Notes payable to related party shareholders                                              182,000                  -
                                                                                   ---------------    ---------------
        Total current liabilities                                                        8,459,000          7,072,000

Notes payable to related party shareholders                                              4,000,000          2,182,000
Long-term interest payable to related party shareholders                                   159,000                  -
Long-term obligations under capital lease                                                  101,000            257,000
                                                                                   ---------------    ---------------
        Total liabilities                                                               12,719,000          9,511,000

Commitments and contingencies (Note 7)

Shareholders' equity
Series A Preferred Stock - $.01 par value; 500,000 shares authorized,
 460,000 and 500,000 shares issued and outstanding as of December 31,
 2003 and 2002, respectively (liquidation preference: $9.2 million plus
 accrued dividends)                                                                          5,000              5,000
Series B Preferred Stock - $.01 par value; 9,000,000 shares authorized,
 8,889,414 and 8,910,782 shares issued and outstanding as of December 31,
 2003 and 2002, respectively (liquidation preference: $30 million plus
 accrued dividends)                                                                         89,000             89,000
Series C Preferred Stock - $.01 par value; 3,500 shares authorized,
 1,000 shares issued and outstanding as of December 31, 2003 and 2002,
 (liquidation preference: $1 million plus accrued dividends)                                     -                  -
Series D Preferred Stock - $.01 par value; 7,150 shares authorized,
 7,136.548 shares issued and outstanding as of December 31, 2003; no shares authorized, issued and outstanding as of December 31, 2002,
 (liquidation preference: $7.1 million plus accrued dividends)                                   -                  -
Series E Preferred Stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of December 31, 2003; no shares authorized, issued and outstanding as of December 31, 2002, (liquidation preference:
 $1.0 million plus accrued dividends)                                                            -                  -
Series 2002 Convertible Preferred Stock - $.01 par value;
 2,100 shares authorized, and 0 and 2,100 shares issued and outstanding as of December 31, 2003 and 2002, respectively (liquidation preference:
 $2.1 million)                                                                                   -                  -
Common Stock - $.01 par value; 92,000,000 shares authorized, 12,894,166 and 10,391,904 shares issued and outstanding as of December 31, 2003
 and 2002, respectively                                                                    129,000            104,000
Additional paid-in capital                                                             102,392,000         92,628,000
Accumulated deficit                                                                    (92,336,000)       (85,742,000)
                                                                                   ---------------    ---------------
        Total shareholders' equity                                                      10,279,000          7,084,000
                                                                                   ---------------    ---------------
        Total liabilities and shareholders' equity                                 $    22,998,000    $    16,595,000
                                                                                   ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(DOLLARS ROUNDED TO THE NEAREST THOUSAND)
--------------------------------------------------------------------------------

                                                                             2003               2002               2001
                                                                       ---------------    ---------------    ---------------
Net sales                                                              $    37,928,000    $    30,606,000    $    22,950,000
Cost of sales                                                               26,603,000         20,571,000         15,954,000
                                                                       ---------------    ---------------    ---------------
        Gross profit                                                        11,325,000         10,035,000          6,996,000

Selling, marketing and fulfillment expenses                                 12,197,000         11,547,000         13,765,000
General and administrative expenses                                          5,103,000          4,686,000          5,098,000
                                                                       ---------------    ---------------    ---------------
        Total operating expenses                                            17,300,000         16,233,000         18,863,000
                                                                       ---------------    ---------------    ---------------
        Operating loss                                                      (5,975,000)        (6,198,000)       (11,867,000)

Interest (expense) and other income, net of interest income
 of $38,000, $68,000 and $240,000 in 2003, 2002 and 2001,
 respectively                                                                 (394,000)          (281,000)       (13,139,000)
                                                                       ---------------    ---------------    ---------------
        Net loss                                                       $    (6,369,000)   $    (6,479,000)   $   (25,006,000)
                                                                       ===============    ===============    ===============
Preferred stock dividends                                                   (3,225,000)        (2,489,000)        (2,926,000)
                                                                       ---------------    ---------------    ---------------
Deemed dividend related to beneficial conversion feature
 on Series B and C Preferred Stock                                            (225,000)       (15,295,000)                 -
                                                                       ---------------    ---------------    ---------------
        Net loss available to common shareholders                      $    (9,819,000)   $   (24,263,000)   $   (27,932,000)
                                                                       ===============    ===============    ===============
        Basic and diluted loss per common share                        $         (0.88)   $         (2.44)   $         (3.41)
                                                                       ===============    ===============    ===============
Weighted average number of shares outstanding used in
 calculating basic and diluted loss per common share                        11,171,018          9,927,027          8,185,065
                                                                       ===============    ===============    ===============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(DOLLARS ROUNDED TO THE NEAREST THOUSAND)
--------------------------------------------------------------------------------

                                                                                          SERIES A
                                                         REDEEMABLE                    PREFERRED STOCK
                                                      PREFERRED STOCK                  $.01 PAR VALUE
                                                ----------------------------    ----------------------------
                                                  NUMBER OF                       NUMBER OF
                                                   SHARES          AMOUNT          SHARES          AMOUNT
                                                ------------    ------------    ------------    ------------
Balance at January 1, 2001                           500,000    $ 11,088,000               -    $          -
Conversion of Redeemable
 Preferred Stock to Series A
 Preferred Stock                                    (500,000)    (11,088,000)        500,000           5,000
Conversion of debt to Series B
 Preferred Stock                                           -               -               -               -
Sale of common stock in
 connection with Rights
 Offering ($2.34 per share
 net of $350,000 of expenses                               -               -               -               -
Issuance of warrants to lender                             -               -               -               -
Issuance of warrants in exchange
 for services                                              -               -               -               -
Issuance of warrants to shareholders                       -               -               -               -
Net loss                                                   -               -               -               -
                                                ------------    ------------    ------------    ------------
Balance at December 31, 2001                               -               -         500,000           5,000
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                                -               -               -               -
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                               -               -               -               -
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                               -               -               -               -
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                 -               -               -               -
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                           -               -               -               -
Issuance of warrants to lender                             -               -               -               -
Issuance of warrants to shareholders                       -               -               -               -
Issuance of warrants in exchange
 for services                                              -               -               -               -
Net loss                                                   -               -               -               -
                                                ------------    ------------    ------------    ------------
Balance at December 31, 2002                               -    $          -         500,000    $      5,000
                                                ============    ============    ============    ============
Sale of Series D Preferred Stock
 ($1,000 per share)                                        -               -               -               -
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                                  -               -               -               -
Conversion of January 2003 Note to
 Series D Preferred Stock                                  -               -               -               -
Sale of Series E Preferred Stock
 ($1,000 per share)                                        -               -               -               -
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                           -               -               -               -
Exercise of Employee Stock
 Options and Warrants                                      -               -               -               -
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                         -               -               -               -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                           -               -         (40,000)              -
Issuance of warrants to supplier                           -               -               -               -
Issuance of warrants to shareholders                       -               -               -               -
Issuance of warrants in exchange
 for obligations                                           -               -               -               -
Net loss                                                   -               -               -               -
                                                ------------    ------------    ------------    ------------
Balance at December 31, 2003                               -    $          -         460,000    $      5,000
                                                ============    ============    ============    ============

                                                          SERIES B                       SERIES C
                                                       PREFERRED STOCK                PREFERRED STOCK
                                                       $.01 PAR VALUE                 $.01 PAR VALUE
                                                ----------------------------   ---------------------------
                                                  NUMBER OF                      NUMBER OF
                                                   SHARES          AMOUNT         SHARES         AMOUNT
                                                ------------    ------------   ------------   ------------
Balance at January 1, 2001                                 -    $          -              -   $          -
Conversion of Redeemable
 Preferred Stock to Series A
 Preferred Stock                                           -               -              -              -
Conversion of debt to Series B
 Preferred Stock                                   8,910,782          89,000              -              -
Sale of common stock in
 connection with Rights
 Offering ($2.34 per share
 net of $350,000 of expenses                               -               -              -              -
Issuance of warrants to lender                             -               -              -              -
Issuance of warrants in exchange
 for services                                              -               -              -              -
Issuance of warrants to shareholders                       -               -              -              -
Net loss                                                   -               -              -              -
                                                ------------    ------------   ------------   ------------
Balance at December 31, 2001                       8,910,782          89,000              -              -
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                                -               -              -              -
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                               -               -              -              -
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                               -               -          1,000              -
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                 -               -              -              -
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                           -               -              -              -
Issuance of warrants to lender                             -               -              -              -
Issuance of warrants to shareholders                       -               -              -              -
Issuance of warrants in exchange
 for services                                              -               -              -              -
Net loss                                                   -               -              -              -
                                                ------------    ------------   ------------   ------------
Balance at December 31, 2002                       8,910,782    $     89,000          1,000   $          -
                                                ============    ============   ============   ============
Sale of Series D Preferred Stock
 ($1,000 per share)                                        -               -              -              -
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                                  -               -              -              -
Conversion of January 2003 Note to
 Series D Preferred Stock                                  -               -              -              -
Sale of Series E Preferred Stock
 ($1,000 per share)                                        -               -              -              -
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                           -               -              -              -
Exercise of Employee Stock
 Options and Warrants                                      -               -              -              -
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                         -               -              -              -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                     (21,368)              -              -              -
Issuance of warrants to supplier                           -               -              -              -
Issuance of warrants to shareholders                       -               -              -              -
Issuance of warrants in exchange
 for obligations                                           -               -              -              -
Net loss                                                   -               -              -              -
                                                ------------    ------------   ------------   ------------
Balance at December 31, 2003                       8,889,414    $     89,000          1,000   $          -
                                                ============    ============   ============   ============

                                                         SERIES D                      SERIES E
                                                      PREFERRED STOCK               PREFERRED STOCK
                                                      $.01 PAR VALUE                $.01 PAR VALUE
                                               ---------------------------   ---------------------------
                                                 NUMBER OF                     NUMBER OF
                                                  SHARES         AMOUNT         SHARES         AMOUNT
                                               ------------   ------------   ------------   ------------
Balance at January 1, 2001                                -   $          -              -   $          -
Conversion of Redeemable
 Preferred Stock to Series A
 Preferred Stock                                          -              -              -              -
Conversion of debt to Series B
 Preferred Stock                                          -              -              -              -
Sale of common stock in
 connection with Rights
 Offering ($2.34 per share
 net of $350,000 of expenses                              -              -              -              -
Issuance of warrants to lender                            -              -              -              -
Issuance of warrants in exchange
 for services                                             -              -              -              -
Issuance of warrants to shareholders                      -              -              -              -
Net loss                                                  -              -              -              -
                                               ------------   ------------   ------------   ------------
Balance at December 31, 2001                              -              -              -              -
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                               -              -              -              -
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                              -              -              -              -
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                              -              -              -              -
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                -              -              -              -
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                          -              -              -              -
Issuance of warrants to lender                            -              -              -              -
Issuance of warrants to shareholders                      -              -              -              -
Issuance of warrants in exchange
 for services                                             -              -              -              -
Net loss                                                  -              -              -              -
                                               ------------   ------------   ------------   ------------
Balance at December 31, 2002                              -   $          -              -   $          -
                                               ============   ============   ============   ============
Sale of Series D Preferred Stock
 ($1,000 per share)                                   2,000              -              -              -
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                             2,027              -              -              -
Conversion of January 2003 Note to
 Series D Preferred Stock                             1,009              -              -              -
Sale of Series E Preferred Stock
 ($1,000 per share)                                       -              -          1,000              -
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                          -              -              -              -
Exercise of Employee Stock
 Options and Warrants                                     -              -              -              -
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                    2,100              -              -              -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                          -              -              -              -
Issuance of warrants to supplier                          -              -              -              -
Issuance of warrants to shareholders                      -              -              -              -
Issuance of warrants in exchange
 for obligations                                          -              -              -              -
Net loss                                                  -              -              -              -
                                               ------------   ------------   ------------   ------------
Balance at December 31, 2003                          7,136   $          -          1,000   $          -
                                               ============   ============   ============   ============

                                                        SERIES 2002
                                                      PREFERRED STOCK                 COMMON STOCK
                                                      $.01 PAR VALUE                 $.01 PAR VALUE
                                               ----------------------------   ---------------------------
                                                 NUMBER OF                      NUMBER OF
                                                  SHARES          AMOUNT         SHARES         AMOUNT
                                               ------------    ------------   ------------   ------------
Balance at January 1, 2001                                -    $          -      4,924,906   $     49,000
Conversion of Redeemable
 Preferred Stock to Series A
 Preferred Stock                                          -               -              -              -
Conversion of debt to Series B
 Preferred Stock                                          -               -              -              -
Sale of common stock in
 connection with Rights
 Offering ($2.34 per share
 net of $350,000 of expenses                              -               -      4,280,425         43,000
Issuance of warrants to lender                            -               -              -              -
Issuance of warrants in exchange
 for services                                             -               -              -              -
Issuance of warrants to shareholders                      -               -              -              -
Net loss                                                  -               -              -              -
                                               ------------    ------------   ------------   ------------
Balance at December 31, 2001                              -               -      9,205,331         92,000
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                               -               -      1,186,573         12,000
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                          2,100               -              -              -
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                              -               -              -              -
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                -               -              -              -
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                          -               -              -              -
Issuance of warrants to lender                            -               -              -              -
Issuance of warrants to shareholders                      -               -              -              -
Issuance of warrants in exchange
 for services                                             -               -              -              -
Net loss                                                  -               -              -              -
                                               ------------    ------------   ------------   ------------
Balance at December 31, 2002                          2,100    $          -     10,391,904   $    104,000
                                               ============    ============   ============   ============
Sale of Series D Preferred Stock
 ($1,000 per share)                                       -               -              -              -
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                                 -               -              -              -
Conversion of January 2003 Note to
 Series D Preferred Stock                                 -               -              -              -
Sale of Series E Preferred Stock
 ($1,000 per share)                                       -               -              -              -
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                          -               -              -              -
Exercise of Employee Stock
 Options and Warrants                                     -               -      1,869,598         19,000
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                   (2,100)              -              -              -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                          -               -        632,664          6,000
Issuance of warrants to supplier                          -               -              -              -
Issuance of warrants to shareholders                      -               -              -              -
Issuance of warrants in exchange
 for obligations                                          -               -              -              -
Net loss                                                  -               -              -              -
                                               ------------    ------------   ------------   ------------
Balance at December 31, 2003                              -    $          -     12,894,166   $    129,000
                                               ============    ============   ============   ============




                                                ADDITIONAL                         TOTAL
                                                 PAID-IN        ACCUMULATED    SHAREHOLDERS'
                                                 CAPITAL          DEFICIT          EQUITY
                                               ------------    ------------    -------------
Balance at January 1, 2001                     $ 17,242,000    $(38,340,000)   $ (21,049,000)
Conversion of Redeemable
 Preferred Stock to Series A
 Preferred Stock                                 18,852,000        (622,000)      18,235,000
Conversion of debt to Series B
 Preferred Stock                                 26,318,000               -       26,407,000
Sale of common stock in
 connection with Rights
 Offering ($2.34 per share
 net of $350,000 of expenses                      9,622,000               -        9,665,000
Issuance of warrants to lender                       45,000               -          45,000
Issuance of warrants in exchange
 for services                                        31,000               -           31,000
Issuance of warrants to shareholders                 74,000               -           74,000
Net loss                                                  -     (25,006,000)     (25,006,000)
                                               ------------    ------------    -------------
Balance at December 31, 2001                     72,184,000     (63,968,000)       8,402,000
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                       1,776,000               -        1,788,000
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                      1,985,000               -        1,985,000
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                        977,000               -          977,000
Sale of warrants to investor in
 connection with the Standby
 Agreement                                           37,000               -           37,000
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                 15,295,000     (15,295,000)               -
Issuance of warrants to lender                       80,000               -           80,000
Issuance of warrants to shareholders                255,000               -          255,000
Issuance of warrants in exchange
 for services                                        39,000               -           39,000
Net loss                                                  -      (6,479,000)      (6,479,000)
                                               ------------    ------------    -------------
Balance at December 31, 2002                   $ 92,628,000    $(85,742,000)   $   7,084,000
                                               ============    ============    =============
Sale of Series D Preferred Stock
 ($1,000 per share)                               2,000,000               -        2,000,000
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                         2,027,000               -        2,027,000
Conversion of January 2003 Note to
 Series D Preferred Stock                         1,009,000               -        1,009,000
Sale of Series E Preferred Stock
 ($1,000 per share)                               1,000,000               -        1,000,000
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                    225,000        (225,000)               -
Exercise of Employee Stock
 Options and Warrants                             2,947,000               -        2,966,000
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                        -               -                -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                     (6,000)              -                -
Issuance of warrants to supplier                    503,000               -          503,000
Issuance of warrants to shareholders                 42,000               -           42,000
Issuance of warrants in exchange
 for obligations                                     17,000               -           17,000
Net loss                                                  -      (6,369,000)      (6,369,000)
                                               ------------    ------------    -------------
Balance at December 31, 2003                   $102,392,000    $(92,336,000)   $  10,279,000
                                               ============    ============    =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
(DOLLARS ROUNDED TO THE NEAREST THOUSAND)
--------------------------------------------------------------------------------

                                                                                   2003              2002              2001
                                                                              --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                      $   (6,369,000)   $   (6,479,000)   $  (25,006,000)
Adjustments to reconcile net loss to net cash used in operating activities
    Depreciation and amortization                                                  1,744,000         1,167,000           719,000
    Issuance of warrants for services rendered                                             -            39,000            31,000
    Beneficial conversion - interest expense                                               -                 -        13,007,000
    Provision for returns                                                            803,000           350,000           332,000
    Allowance for doubtful accounts                                                  131,000           241,000           196,000
    Write down of inventory                                                          484,000            17,000           248,000
    Changes in operating assets and liabilities
      (Increase) decrease in:
        Inventories                                                                 (956,000)       (4,497,000)          658,000
        Accounts receivable                                                         (455,000)         (131,000)         (472,000)
        Other current assets                                                        (124,000)          127,000           252,000
        Prepaid expenses                                                              (5,000)          (29,000)           84,000
        Other assets                                                                       -            39,000           (18,000)
      (Decrease) increase in:
        Accounts payable                                                              89,000            36,000           444,000
        Accrued expenses                                                            (124,000)          314,000          (423,000)
        Deferred revenue                                                             367,000           194,000           548,000
        Long-term interest payable to related party shareholders                     159,000                 -                 -
                                                                              --------------    --------------    --------------
          Net cash used in operating activities                                   (4,256,000)       (8,612,000)       (9,400,000)
                                                                              --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment                                                  (481,000)       (1,788,000)         (378,000)
                                                                              --------------    --------------    --------------
          Net cash used in investing activities                                     (481,000)       (1,788,000)         (378,000)
                                                                              --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from exercise of Stock Options and Warrants                           2,966,000                 -                 -
Proceeds from issuance of Notes Payable (October 2003 Financing)                   2,000,000                 -                 -
Proceeds from issuance of Notes Payable (July 2003 Financing)                      2,000,000                 -                 -
Proceeds from sale of Series D Preferred Stock                                     2,000,000                 -                 -
Proceeds from issuance of Notes Payable (January 2003 Financing)                   1,000,000                 -                 -
Proceeds from sale of Series E Preferred Stock                                     1,000,000                 -                 -
Payments of capital lease obligation                                                (257,000)         (214,000)                -
Net proceeds from sale of Series 2002 Preferred Stock                                      -         2,045,000                 -
Proceeds from issuance of Notes Payable (September 2002 Financing)                         -         2,000,000                 -
Net proceeds from sale of Common Stock and Warrants                                        -         1,899,000                 -
Net proceeds from sale of Series C Preferred Stock                                         -         1,000,000                 -
Net proceeds from rights offering                                                                            -         9,665,000
Net proceeds from notes payable to related party shareholders                              -                 -           182,000
                                                                              --------------    --------------    --------------
          Net cash provided by financing activities                               10,709,000         6,730,000         9,847,000
                                                                              --------------    --------------    --------------
          Net increase (decrease) in cash and cash equivalents                     5,972,000        (3,670,000)           69,000

CASH AND CASH EQUIVALENTS
Beginning of year                                                                  1,749,000         5,419,000         5,350,000
                                                                              --------------    --------------    --------------
End of year                                                                   $    7,721,000    $    1,749,000    $    5,419,000
                                                                              ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for
  Interest                                                                    $       85,000    $       94,000    $       14,000
                                                                              ==============    ==============    ==============
Non-cash investing and financing activites
  Exchange of note for equity                                                 $    2,027,000    $            -    $            -
                                                                              ==============    ==============    ==============
  Conversion of debt to equity                                                $    1,009,000    $            -    $            -
                                                                              ==============    ==============    ==============
  Warrants issued to supplier                                                 $      503,000    $            -    $            -
                                                                              ==============    ==============    ==============
  Deemed dividend related to beneficial conversion feature on
   Series C Preferred Stock                                                   $      225,000    $            -    $            -
                                                                              ==============    ==============    ==============
  Equipment acquired under capital lease                                      $      224,000    $      661,000    $            -
                                                                              ==============    ==============    ==============
  Warrants issued to related party shareholders                               $       42,000    $       98,000    $       74,000
                                                                              ==============    ==============    ==============
  Deemed dividend related to beneficial conversion feature on
   Series B Preferred Stock                                                   $            -    $   15,295,000    $            -
                                                                              ==============    ==============    ==============
  Warrant issued in exchange for obligation                                                     $       17,000
                                                                              ==============    ==============    ==============
  Warrant issued to lender                                                    $            -    $       80,000    $       45,000
                                                                              ==============    ==============    ==============
  Beneficial conversion charge on conversion of debt to equity                $            -    $            -    $   20,851,000
                                                                              ==============    ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

1.      THE COMPANY

        Bluefly, Inc., a Delaware corporation, (the "Company"), is a leading Internet retailer of designer fashions and home accessories at discount prices. The Company sells over 350 brands of designer apparel, accessories and home products at discounts off retail value. Bluefly.com, a Web site that sells end-of-season and excess inventory of apparel and accessories was launched in September 1998.

        The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. Management believes that its current funds, together with the January 2004 Financing (see Note 12) and working capital will be sufficient to enable the Company to meet its planned expenditures through December 31, 2004. The Company may seek additional equity or debt financings to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION
        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

        REVENUE RECOGNITION
        The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB 101") No. 101 "Revenue Recognition in the Financial Statements," as amended. Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks and adjustments for uncollected sales tax. Revenue is recognized when all the following criteria are met:

          .    A customer executes an order via the Company's website.

          . The product price and the shipping and handling fee have been determined.

          . Credit card authorization has occurred and collection is reasonably assured.

          .    The product has been shipped and received by the customer.

        Shipping and handling billed to customers are classified as revenue in accordance with Financial Accounting Standards Board ("FASB") Task Force's Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10").

        PROVISIONS FOR SALES RETURNS AND DOUBTFUL ACCOUNTS
        The Company generally permits returns for any reason within 90 days of the sale. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of merchandise. Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data. Accounts receivable is presented on the consolidated balance sheet net of the allowance for doubtful accounts. As

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        of December 31, 2003 and 2002, the allowance for doubtful accounts was $40,000 and $50,000, respectively, and the allowance for sales returns was $2,528,000 and $1,725,000, respectively.

        Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $1,252,000 and $885,000 as of December 31, 2003 and 2002, respectively.

        CASH AND CASH EQUIVALENTS
        The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

        INVENTORIES
        Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. The Company reviews its inventory levels in order to identify slow-moving merchandise and in some instances uses markdowns below cost to clear merchandise. Inventory reserves are established based on historical data and management's best estimate of excess inventory. Inventory may be marked down below cost if management determines that the inventory stock will not sell at its currently marked price. Inventory is presented net of reserves on the consolidated balance sheet

        As of December 31, 2003 and 2002, inventories, net consists of the following:

                                                                  2003              2002
                                                        --------------    --------------
        Inventory on hand                               $   10,755,000    $   10,591,000
        Inventory to be received due to returns              1,258,000           837,000
        Inventory reserves                                    (673,000)         (560,000)
                                                        --------------    --------------
        Total inventories, net                          $   11,340,000    $   10,868,000
                                                        --------------    --------------

        PROPERTY AND EQUIPMENT
        Property and equipment are stated at cost net of depreciation. Equipment and software are depreciated on a straight-line basis over two to seven years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the term of the lease. Lease amortization is included in depreciation expense. Maintenance and repairs are expensed as incurred.

        Certain equipment held under capital leases is classified as property and equipment and amortized using the straight-line method over the lease terms and the related obligations are recorded as liabilities.

        Costs related to the upgrade and development of the Web Site are accounted for in accordance with EITF Issue No. 00-02 "Accounting for Website Development Costs", and to the extent they capitalized, are amortized over 24 months.

        LONG-LIVED ASSETS
        The Company's policy is to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets. The Company has not identified any such impairment of assets.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        INCOME TAXES
        The Company recognizes deferred income tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is realized in income in the period that includes the enactment date. In addition, valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

        STOCK BASED COMPENSATION
        At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 8. The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of the grant. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of Financial Accounting Standards No. ("SFAS") 123 "Accounting for Stock Based Compensation," to stock based employee compensation:

                                                                     YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------
                                                             2003              2002              2001
                                                        --------------    --------------    --------------
        Net loss, as reported                           $   (6,369,000)   $   (6,479,000)   $  (25,006,000)
        Deduct: total stock-based employee
           compensation expense determined
           under fair value based methods for all           (4,219,000)       (4,259,000)       (3,432,000)
           awards, net of related tax effects
        Pro forma net loss                              $  (10,588,000)   $  (10,738,000)   $  (28,438,000)

        Loss per share:
            Basic and diluted, as reported              $        (0.88)   $        (2.44)   $        (3.41)
            Basic and dilute, pro forma                 $        (1.26)   $        (2.97)   $        (3.83)

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

        Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss, the following shares of Common Stock issuable pursuant to options, warrants, Preferred Stock and Notes Payable were not included in the computation of diluted earnings per share because the result of such inclusion would be antidilutive:

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                                              EXERCISE
                                              COMMON STOCK ISSUABLE            PRICES
                                         ------------------------------------------------
                                              2003            2002
                                         --------------   --------------
        SECURITY
        Options                               8,508,370        8,508,412    $0.69- $16.60
        Warrants                              1,319,144        1,069,144    $0.88 - $9.08
        Preferred stock                      43,323,430       27,769,450
        Convertible debt                              -*       2,150,538

        * Excludes debt issued in connection with the July 2003 financing and October 2003 financing, which is curently not convertible into Common Stock

        MARKETING EXPENSES
        In addition to marketing salaries, marketing expenses consist primarily of online advertising, print advertising, direct mail campaigns as well as the related external production costs. The costs associated with online and print advertising are expensed as incurred, while the costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream. There were no amounts associated with direct mail campaigns capitalized at December 31, 2003 and 2002. Marketing expenses (excluding marketing and public relations salaries and related salary expenses of $628,000, $553,000 and $832,000) for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $1,270,000, $1,722,000 and $4,026,000, respectively.

        FULFILLMENT EXPENSES
        The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2003, 2002 and 2001, fulfillment expenses totaled $2,776,000, $2,622,000 and $2,290,000, respectively. These amounts are included in selling, marketing and fulfillment expenses in the statement of operations.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other assets, accounts payable, accrued liabilities, and notes payable to related party shareholders approximate fair value due to their short maturities.

        RECENT ACCOUNTING PRONOUNCEMENTS
        In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51". FIN 46 requires an investor to consolidate a variable interest entity if it is determined that the investor is a primary beneficiary of that entity, subject to the criteria set forth in FIN 46. Assets, liabilities, and non controlling interests of newly consolidated variable interest entities will be initially measured at fair value. After initial measurement, the consolidated variable interest entity will be accounted for under the guidance provided by Accounting Research Bulletin No. 51, "Consolidated Financial Statements." FIN 46 is effective for variable interest entities created or entered into after January 31, 2003. For variable interest entities created or acquired before February 1, 2003, FIN 46 applies in the first fiscal year or interim period beginning after December 15, 2003. The adoption of FIN 46 will not have a material impact on the Company's consolidated financial statements.

        In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative as

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        discussed in Statement No. 133. It also specifies when a derivative contains a financing component that warrants special reporting in the Consolidated Statement of Cash Flows. SFAS No. 149 amends certain other existing pronouncements in order to improve consistency in reporting these types of transactions. The new guidance is effective for contracts entered into or modified after September 30, 2003, and for hedging relationships designated after September 30, 2003. The Company adopted this standard and it did not have a material impact on its consolidated financial statements.

        In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"). SFAS No. 150 established standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financials instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company adopted this standard and it did not have a material impact on its consolidated financial statements.

        RECLASSIFICATIONS
        Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

        USE OF ESTIMATES
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include the adequacy of the allowances for sales returns and recoverability of inventories. Actual results could differ from those estimates.

3.      PROPERTY AND EQUIPMENT

        As of December 31, 2003 and 2002, property and equipment consists of the following:

                                                    2003              2002
                                               --------------    --------------
        Leasehold improvements                 $      544,000    $      538,000
        Office equipment                              433,000           433,000
        Computer equipment and software             4,550,000         3,851,000
                                               --------------    --------------
                                                    5,527,000         4,822,000
        Less: Accumulated depreciation             (3,868,000)       (2,218,000)
                                               --------------    --------------
                                               $    1,659,000    $    2,604,000
                                               ==============    ==============

        Depreciation and amortization of property and equipment was approximately $1,650,000, $1,000,000 and $547,000, for the years ended December 31, 2003, 2002 and 2001, respectively.

4.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

        As of December 31, 2003 and 2002, prepaid expenses and other current assets consist of the following:

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                             2003              2002
                                                        --------------    --------------
        Prepaid expenses                                $      253,000    $      248,000
        Prepaid inventory                                      252,000                 -
        Other current assets                                   201,000            78,000
                                                        --------------    --------------
                                                        $      706,000    $      326,000
                                                        ==============    ==============

5.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        As of December 31, 2003 and 2002, accrued expenses and other current liabilities consist of the following:

                                                             2003              2002
                                                        --------------    --------------
        Allowance for sales returns                     $    2,528,000    $    1,725,000
        Salary, vacation and bonus accrual                     550,000           655,000
        Current portion of capital lease liability             314,000           190,000
        Accrued expenses                                       240,000           185,000
        Deposit from third party                               170,000           170,000
        Accrued media expenses                                  67,000           142,000
                                                        --------------    --------------
                                                        $    3,869,000    $    3,067,000
                                                        ==============    ==============

6.      INCOME TAXES

        Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                             2003              2002
                                                        --------------    --------------
        DEFERRED TAX ASSETS
        Net operating losses                            $   26,230,000    $   21,615,000
        Depreciation and amortization                         (142,000)          427,000
        Accounts receivable and inventory reserves             288,000           281,000
        Accrued bonuses                                        134,000           174,000
        Other                                                  362,000             4,000
                                                        --------------    --------------
                                                            26,872,000        22,501,000
        Valuation Allowance                                (26,872,000)      (22,501,000)
                                                        --------------    --------------
                Net deferred tax asset (liability)      $            -    $            -
                                                        ==============    ==============

        The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal net operating loss carryforwards of approximately $64,910,000 at December 31, 2003 which have expiration dates from 2018 through 2023. Approximately $5.1 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived therefrom, when realized, will be accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

                                                            2003             2002             2001
                                                        ------------     ------------     ------------
        Statutory federal income tax rate                     (35.00)%         (35.00)%         (35.00)%
        State tax benefit, net of federal taxes                (5.41)           (5.41)           (5.41)
        Other                                                   0.16             0.55             0.05
        Valuation allowance on deferred tax asset              40.25            39.86            40.36
                                                        ------------     ------------     ------------
          Effective tax rate                                       -%               -%               -%
                                                        ============     ============     ============

7.      COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT CONTRACTS
        The Company has entered into certain employment contracts, which expire through September 30, 2007. As of December 31, 2003, the Company's aggregate commitment for future base salary under these employment contracts is:

        2004                                                    $     1,316,000
        2005                                                            838,000
        2006                                                            450,000
        2007                                                             75,000
                                                                ---------------
                Total                                           $     2,679,000
                                                                ===============

        In September 2003, the Company entered into an employment agreement with a new President. Under the terms of the Agreement, which expires in March 2007, the President, in addition to an annual salary and employee stock options to purchase shares of the Company's Common Stock, is entitled to an annual bonus which cannot be less than 3% of the Company's net income for the fiscal year for which the bonus is awarded, subject to a cap equal to 200% of her base salary for that year. Her bonus for 2004 is subject to a minimum floor of $100,000. The agreement also provides for her to receive an additional bonus in connection with certain change of control transactions equal to 1% of the consideration distributed to stockholders in connection with any such transaction. In the event that the President relocates herself and her family to the New York City area on or before August 31, 2004, she is also entitled to an additional bonus of $75,000. The salary commitment and minimum bonus obligation for 2004 that is payable under the agreement are reflected in the table above. The other obligations (which are contingent in nature) are not included above.

        LEASES
        The Company leases equipment and space under various capital and operating leases that expire at various dates through 2011. Future minimum lease payments under capital and operating leases, excluding utilities, that have initial or remaining non-cancelable terms in excess of one year are as follows:

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

                                                           CAPITAL      OPERATING
                                                           LEASES        LEASES
                                                        ------------   ------------
        2004                                            $    314,000   $    454,000
        2005                                                 101,000        461,000
        2006                                                       -        468,000
        2007                                                       -        481,000
        2008                                                       -        441,000
        Thereafter                                                 -        475,000
                                                        ------------   ------------
           Total minimum payments                            415,000   $  2,780,000
                                                        ------------   ============
        Obligations due within one year                     (314,000)
                                                        ------------
           Long-term obligations under capital leases   $    101,000
                                                        ============

        Rent expense aggregated approximately $427,000, $412,000 and $407,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

        MARKETING COMMITMENTS
        As of December 31, 2003, the Company has advertising and marketing commitments in connection with its online relationships of approximately $168,000 through December 31, 2004.

        LEGAL PROCEEDINGS
        The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management is likely to have a material adverse effect on its financial condition.

8.      SHAREHOLDERS' EQUITY

        AUTHORIZED SHARES
        The Company is incorporated in Delaware and has 92,000,000 authorized shares of common stock, $.01 par value per share ("Common Stock"), and 25,000,000 authorized shares of preferred stock, $.01 par value per share (the "Preferred Stock"). The Preferred Stock is designated as follows: 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"); 9,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"); 3,500 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"); 2,100 shares of Series 2002 Convertible Preferred Stock (the "Series 2002 Convertible Preferred Stock"); 7,150 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock"); 1,000 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock"); and, 15,486,250 shares undesignated and available for issuance.

        PREFERRED STOCK
        OUTSTANDING SHARES
        The Company's currently outstanding shares of Preferred Stock (collectively, the "Outstanding Preferred Stock") include the following:
        460,000 shares of Series A Preferred Stock with a stated value of $9.2 million; 8,889,414 shares of Series B Preferred Stock with a stated value of $20 million; 1,000 shares of Series C Preferred Stock with a stated value of $1.0 million; 7,136.548 shares of Series D Preferred Stock with a stated value of approximately $7.1 million; and 1,000 shares of Series E Preferred Stock with a stated value of approximately $1.0 million. All such shares are held by affiliates of Soros Private Equity Partners, LLC ("Soros"), a related party.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        LIQUIDATION PREFERENCE
        Each share of Outstanding Preferred Stock has a liquidation preference equal to the greater of (i) its stated value plus accrued dividends (and, in the case of the Series B Preferred Stock an additional $10 million, resulting in an aggregate liquidation preference for all Outstanding Preferred Stock of $48,300,000) or (ii) the amount that the holder of such share would receive if it were to convert such share into shares of Common Stock immediately prior to the liquidation, dissolution or winding up of the Company.

        DIVIDENDS
        Each share of Outstanding Preferred Stock bears a cumulative compounding dividend, payable upon conversion in cash or Common Stock, at the Company's option. The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock accrue dividends at the rate of 8% per annum, and the Series D Preferred Stock and Series E Preferred Stock accrue dividends at the rate of 12% per annum.

        RANKING
        All of the shares of Outstanding Preferred Stock rank pari passu with each other, and senior to the Common Stock, with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends.

        CONVERSION
        The Series A Preferred Stock is convertible into Common Stock at the rate of $2.34 in stated value per share of Common Stock. The other shares of Outstanding Preferred Stock are convertible into Common Stock at the rate of $0.76 in stated value per share of Common Stock. The conversion price of all of the Outstanding Preferred Stock, other than the Series A Preferred Stock, is subject to anti-dilution adjustments, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the conversion price in the future, the conversion price would be decreased so that it would equal the conversion price of the new security or the price at which shares of Common Stock are sold, as the case may be. As more fully described below, the conversion price of the Series B Preferred Stock and the Series C Preferred Stock were reduced from higher levels to $0.76 upon the issuance of the Series D Preferred Stock as a result of these anti-dilution provisions.

        VOTING RIGHTS
        All of the shares of Outstanding Preferred Stock vote with the Common Stock on an as-converted basis, and the Company is prohibited from taking certain actions without the approval of a majority of each of the separate classes of Outstanding Preferred Stock. In addition, the holders of the Series A Preferred Stock have the right to appoint a designee to the Company's Board of Directors (the "Series A Designee"), and the holders of the Series B Preferred Stock similarly have the right to appoint such a designee (the "Series B Designee"), with both the Series A Designee and the Series B Designee being entitled to seven votes on any issue that comes before the Board of Directors (other than issues relating to the redemption of the Outstanding Preferred Stock, as described below).

        REDEMPTION
        The Company is entitled, subject to certain conditions, to redeem the shares of Outstanding Preferred Stock for cash at prices ranging, depending upon the date of such redemption, from 4 times, 4.5 times or 5 times the conversion price. The directors designated by the holders of the Preferred Stock are not entitled to vote on issues relating to the redemption of the Outstanding Preferred Stock.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        MISCELLANEOUS RIGHTS
        The holders of the Outstanding Preferred Stock have registration rights with respect to the Common Stock issuable upon conversion of the Outstanding Preferred Stock and pre-emptive rights with respect to future issuance of capital stock of the Company.

        SOROS FINANCINGS DURING 2002 AND 2003

        MARCH 2002 STANDBY AGREEMENT
        In March 2002, the Company entered into an agreement (the "March 2002 Standby Agreement") with Soros, pursuant to which Soros agreed to provide the Company with up to $4 million (the "March 2002 Standby Commitment Amount") of additional financing on a standby basis at any time prior to January 1, 2003, all of which was subsequently funded as described below.

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

        As a result of the June 2002 Financing, the conversion price of the Series B Preferred Stock decreased from $2.34 to $1.57. In accordance with EITF 00-27, this reduction in the conversion price of the Company's Series B Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $10.2 million as part of its financial results for the second quarter of 2002. This non-cash charge, which is analogous to a dividend, also resulted in an adjustment to the Company's computation of Loss Per Share.

        AUGUST 2002 FINANCING
        In August 2002, Soros invested an additional $2.1 million in the Company, thereby reducing its March 2002 Standby Commitment Amount to zero. Under the terms of the transaction, the Company issued to Soros 2,100 shares of newly-designated Series 2002 Convertible Preferred Stock at a price of $1,000 per share. The Series 2002 Convertible Preferred Stock had a liquidation preference of $1,000 per share and was convertible in whole or in part, at the holder's option, into the type of equity securities sold by the Company in any subsequent round of equity financing, at the lowest price per share paid by any participant in such financing and upon such other terms and conditions as such securities are sold in such financing. The Series 2002 Convertible Preferred Stock did not have any fixed dividend rate, and did not provide the holders thereof with any voting rights, other than with respect to transactions or actions that would adversely affect the rights, preference, powers and privileges of the Series 2002 Convertible Preferred Stock. The Series 2002 Convertible Preferred Stock was converted into Series D Convertible Preferred Stock in connection with the March 2003 Financing described below.

        SEPTEMBER 2002 FINANCING
        In September 2002, the Company and Soros entered into an agreement pursuant to which Soros purchased 1,000 shares of the Series C Preferred Stock and promissory notes convertible into Series C Preferred Stock ("Series C Notes") in the aggregate principal amount of $2,000,000, all for the aggregate purchase price of $3,000,000 (the "September 2002 Financing"). The material terms of the Series C Preferred Stock are described above. The Series C Notes bore interest at a rate of 3% per annum and had a maturity date of March 26, 2003. Interest on the Series C Notes was payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The principal amount, together with accrued interest, was convertible into Series C

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        Preferred Stock, at the holder's option, at the rate of $1,000 per share of Series C Preferred Stock. The Series C Notes were repaid in connection with the March 2003 Financing described below.

        As a result of the September 2002 Financing, the conversion price of the Series B Preferred Stock automatically decreased from $1.57 to $0.93. In accordance with EITF 00-27, this reduction in the conversion price of the Company's Series B Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $5.1 million as part of its financial results for the third quarter of 2002. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of Loss Per Share.

        CONVERSION OF PREFERRED STOCK
        In January 2003, the holders of 40,000 shares of the Company's Series A Convertible Preferred Stock and 21,368 shares of the Company's Series B Convertible Preferred Stock exercised their conversion rights with respect thereto. The shares of Series A Convertible Preferred Stock were converted into an aggregate of 341,880 shares of the Company's Common Stock. In addition, as permitted under the Company's Certificate of Incorporation, the Company elected to pay the $213,216 in accrued and unpaid dividends on such shares of Series A Preferred Stock through the issuance of additional shares of Common Stock at a price per share of $0.93 (the 30-day trailing average closing price as of the date of conversion). Accordingly, an additional 229,265 shares of the Company's Common Stock were issued as payment in full of the accrued and unpaid dividends on the converted shares of Series A Convertible Preferred Stock, in accordance with the Company's Certificate of Incorporation. The shares of Series B Convertible Preferred Stock were converted into an aggregate of 53,765 shares of the Company's Common Stock. In addition, as permitted under the Company's Certificate of Incorporation, the Company elected to pay the $7,211 in accrued and unpaid dividends on such shares of Series B Preferred Stock through the issuance of additional shares of Common Stock at a price per share of $0.93 (the 30-day trailing average closing price as of the date of conversion). Accordingly, an additional 7,754 shares of the Company's Common Stock were issued as payment in full of the accrued and unpaid dividends on the converted shares of Series B Convertible Preferred Stock, in accordance with the Company's Certificate of Incorporation.

        JANUARY 2003 FINANCING
        In January 2003, the Company issued to Soros $1 million of demand convertible promissory notes that bore interest at a rate of 8% per annum and had a maturity date of July 28, 2003, and warrants to purchase 25,000 shares of its common stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share (the "January 2003 Financing"). Interest on the notes was payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The principal amount, together with accrued interest, was convertible into equity securities that the Company might issue in any subsequent round of financing, at the holder's option, at a price that was equal to the lowest price per share accepted by any investor in such subsequent round of financing. These notes were converted into Series D Preferred Stock in connection with the March 2003 Financing described below.

        MARCH 2003 FINANCING
        In March 2003, the Company entered into an agreement with Soros pursuant to which Soros: (i) provided $2 million of new capital by purchasing 2,000 shares of Series D Preferred Stock, (ii) converted the promissory notes issued to it in the January 2003 Financing and all of its Series 2002 Preferred Stock into 3,109.425 shares of Series D Preferred Stock and (iii) purchased 2,027.123 shares of Series D Preferred Stock, with the proceeds from this sale being retained by Soros as payment in full of the Company's obligations under the Series C Notes (the "March 2003 Financing"). The material terms of the Series D Preferred Stock are described above.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        Additionally, Soros agreed to provide the Company with up to $1 million in additional financing (the "2003 Standby Commitment Amount") on a standby basis at any time prior to January 1, 2004, provided that the Company's cash balances were less than $1 million at that time (the "2003 Standby Commitment.") Such financing was to be made in one or more tranches as determined by the members of the Company's Board of Directors (other than the Series A Designee and the Series B Designee), and any and all draws against the 2003 Standby Commitment Amount were to be effected through the purchase of newly-designated shares of Series E Preferred Stock. Subject to certain limitations, the 2003 Standby Commitment Amount was to be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 12, 2003.

        As a result of the March 2003 Financing, the conversion price of the Series B Preferred Stock and the Series C Preferred Stock automatically decreased from $0.93 to $0.76 per share. In accordance with EITF 00-27, the reduction in the conversion price of the Series C Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of $225,000 as part of its financial results for the first quarter of 2003. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of Loss Per Share.

        MAY 2003 FINANCING
        In accordance with the terms of the 2003 Standby Commitment, in May 2003 Soros invested an additional $1.0 million in the Company through the purchase of 1,000 shares of Series E Preferred Stock and thereby fulfilled the 2003 Standby Commitment in full. The terms of the Series E Preferred Stock are described above.

        JULY 2003 FINANCING
        In July 2003, Soros invested an additional $2.0 million in the Company. Under the terms of the transaction, the Company issued $2.0 million of convertible promissory notes that bear interest at a rate of 12% per annum and had a maturity date of January 12, 2004 (which, was subsequently extended to May 1, 2005). Interest on the notes is payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The principal amount, together with accrued interest, is convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing (the "July 2003 Financing"). The conversion of the notes is subject to certain limitations until such time as the conversion provisions are approved by the Company's stockholders.

        OCTOBER 2003 FINANCING
        In October 2003 Soros invested an additional $2.0 million in the Company. Under the terms of the transaction, the Company issued $2.0 million of convertible promissory notes. These notes were on substantially the same terms as the notes issued in the July 2003 Financing, except that the maturity date of these notes was April 14, 2004. Subsequent to year end, the maturity date of these notes was extended to May 1, 2005.

        WARRANTS
        WARRANTS TO SOROS
        The Company has issued warrants to Soros in connection with past and recent financings as well as in connection with the Loan Facility. Warrants issued in connection with the Company's Loan Facility are included in the table below and are described more fully in Note 10 below.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        In connection with the January 2003 Financing, the Company issued warrants to purchase 25,000 shares of its common stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share to Soros. The Company valued the warrants using the Black Scholes option pricing model using the following assumptions: risk free interest rate: 3.54%, volatility 113%, expected life 4 years, zero dividend yield. Using these factors the warrants were valued at $21,000 and were expensed over the life of the note. The full amount was expensed in the first quarter of 2003.

        In connection with the June 2002 Financing, Soros purchased warrants to purchase 296,644 shares of common stock at an exercise price of $1.88 per share. These warrants are exercisable at any time on or prior to May 24, 2007.

        In exchange for the March 2002 Standby Agreement, the Company issued to Soros warrants to purchase 100,000 shares of Common Stock at an exercise price of $1.68 per share (the 20 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance), exercisable at any time until March 27, 2007. The Company valued the warrants using the Black Scholes option pricing model using the following assumptions: risk free interest rate: 5.22%, volatility 183%, expected life 3 years, zero dividend yield. The Company accounted for the warrants by crediting additional paid in capital for approximately $157,000 and capitalizing the amount on the balance sheet. This amount was then netted against the proceeds from the subsequent May 2003 Financing and July 2003 Financing described above, on a pro rata basis.

        WARRANTS TO SUPPLIER
        On December 22, 2003 the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.34 per share to a supplier of inventory in exchange for reduced pricing. The warrants are fully vested and expire on December 22, 2006. The Company valued the warrants using the Black-Scholes option pricing model (key assumptions: risk free interest rate: 3.75%, volatility 85%, expected life 2 years, zero dividend yield). The total value of $502,500 has been capitalized and classified as prepaid inventory, $251,000 of which has been classified within current assets and the remaining $251,000 has been classified as non current, based on the Company's projected inventory purchases. The Company will reclassify the prepaid inventory when the inventory is purchased as a component of the inventory cost. The Company will compare actual utilization vs. budgeted utilization. If actual utilization is less than budgeted utilization the Company will consider the asset for impairment.

        The following table represents warrants issued to purchase Common Stock as of December 31, 2003:

                        NUMBER OF
        PARTY            WARRANTS      EXERCISE PRICE RANGE           EXPIRATION DATES
        -----------   --------------   --------------------   -------------------------------
        Soros                981,644       $0.88 - $9.08         January 2007 - March 2013
        Supplier             300,000       $2.34 - $3.72       September 2005 - December 2006
        Others                37,500           $1.34                     March 2006
                      --------------
        Total              1,319,144
                      --------------

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        authorized for issuance. During 2001, the Company amended the 1997 Plan in order to increase the maximum number of shares that may be granted under the Plan to 12,200,000.

        The following table summarizes the Company's stock option activity:

                                                            NUMBER             WEIGHTED
                                                              OF               AVERAGE
                                                            SHARES         EXCERCISE PRICE
                                                        ---------------    ---------------
        Balance at January 1, 2001                            4,750,885    $          4.61
        Options granted                                         321,750    $          1.72
        Options canceled                                       (729,432)   $          5.26
        Options exercised                                             -
                                                        ---------------
        Balance at December 31, 2001                          4,343,203    $          4.28
        Options granted                                       5,239,000    $          0.94
        Options canceled                                     (1,073,791)   $          5.26
        Options exercised                                             -    $             -
                                                        ---------------
        Balance at December 31, 2002                          8,508,412    $          2.27
        Options granted                                       2,561,000    $          1.34
        Options canceled                                       (705,030)   $          3.49
        Options exercised                                    (1,856,012)   $          1.59
                                                        ---------------
        Balance at December 31, 2003                          8,508,370    $          2.04
                                                        ===============
        Eligible for exercise at December 31, 2001            2,069,120    $          4.78
        Eligible for exercise at December 31, 2002            3,612,420    $          3.59
        Eligible for exercise at December 31, 2003            4,523,606    $          1.30

The stock options are exercisable in different periods through 2013. Additional information with respect to the outstanding options as of December 31, 2003, is as follows:

                                OPTIONS OUTSTANDING                                OPTIONS EXERCISABLE
                           ---------------------------------                  ----------------------------
                                                WEIGHTED         WEIGHTED                        WEIGHTED
            RANGE OF                            AVERAGE          AVERAGE                         AVERAGE
           EXERCISE           OPTIONS          REMAINING         EXERCISE        OPTIONS         EXERCISE
            PRICES          OUTSTANDING     CONTRACTUAL LIFE      PRICE        EXERCISABLE        PRICE
        ----------------   --------------   ----------------   ------------   -------------   ------------
        $0.69 - $1.66         6,140,541         8.7 Years      $      1.08      2,259,589     $     0.98
        $1.66 - $3.32         1,903,679         6.7 Years             2.90      1,854,870           2.93
        $3.32 - $4.98            54,500        10.0 Years             4.07              -              -
        $4.98 - $6.64            29,750         4.7 Years             5.08         29,750           5.08
        $6.64 - $9.96            62,250         5.6 Years             9.13         61,873           9.14
        $9.96 - $11.62          129,500         5.9 Years            11.19        129,374          11.19
        $11.62 - $13.28          50,000         6.0 Years            12.34         50,000          12.34
        $13.28 - $14.94           7,250         5.9 Years            14.09          7,250          14.09
        $14.94 - $16.60         130,900         5.1 Years            15.71        130,900          15.71
        $0.69 - $16.60        8,508,370         8.1 Years      $      2.04      4,523,606     $     2.78

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        The Company does not recognize compensation expense for stock options granted to employees and directorswith an exercise price at or above fair market value at the date pf the grant, in accordance with APB No.
        25. The fair value of options granted during 2003, 2002 and 2001 was approximately $2.9 million, $4.0 million and $448,000, respectively. The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123.

        The following assumptions were used in applying the model:

                                                YEAR ENDED DECEMBER 31,
                                        --------------------------------------
                                           2003          2002         2001
                                        ----------   -----------   -----------
        Risk-free interest rates              3.59%         4.38%         4.85%
        Expected life (in years)                 6             6             6
        Dividend yield                           0%            0%            0%
        Expected volitility                    113%          164%          119%

        As of December 31, 2003, the Company has reserved an aggregate of 53,150,944 shares of Common Stock for the conversion of Preferred Stock and the exercise of Stock Options and Warrants.

9.      NOTES PAYABLE TO RELATED PARTY SHAREHOLDERS

        In addition to the $4,000,000 of promissory notes issued in connection with the July 2003 Financing and October 2003 Financing (see Note 8 above), on December 15, 2001, the Company issued a promissory note in the amount of $182,000 to affiliates of Soros in exchange for legal services provided during the course of the year. The Note bears interest at 9% per annum and has a maturity date of December 15, 2004.

        Interest on the Series C Notes (See Note 8 above) accrued at an annual rate equal to 3% on a cumulative, compounding basis and was payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The outstanding principal amount of the Series C Notes and all accrued and unpaid interest was payable in full no later than March 26, 2003. The principal amount and interest accrued on the Series C Notes were convertible into Series C Preferred Stock, at the option of the holder and at any time at the rate of $1,000 per share. The Company's obligations under the Series C Notes were subordinated to its obligations under the Rosenthal Financing Agreement although such subordination does not effect Soros's conversion rights with respect to the Series C Notes. In March 2003, the Series C Notes were repaid.

10.     FINANCING AGREEMENT

        The Company has a financing agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal provides the Company with certain credit accommodations, including loans and advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility"). During fiscal 2003, the maximum amount available under the Loan Facility did not exceed $4.5 million.

        The Financing Agreement was amended in December 2002 and March 2003 to:
        (i) extend the term until June 30, 2004; (ii) increase the maximum amount available under the Loan Facility (subject to an existing $10 million cap) to an amount equal to the Soros Guarantee plus the lower of
        (x) $2 million (instead of the prior $1 million), (y) 20% of the book value of the Company's inventory or (z) the full liquidation value of the Company's inventory; (iii) increased the tangible net worth requirement to

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        $5,000,000 from $1,500,000; (iv) redefine the working capital definition to exclude short-term debt held by affiliates (effective as of December 19, 2002); (v) increase the working capital requirement to $4,000,000 from $3,500,000; (vi) increase the annual fee the Company pays Rosenthal for the Loan Facility to $30,000 from $10,000, (vii) require the Company to maintain a cash balance of at least $250,000 and; (viii) require Soros to increase from $1.5 million to $2.0 million the amount of the standby letter of credit that Soros is maintaining (the "Soros Guarantee") to help collateralize the Loan Facility and extend the term of the Soros Guarantee to November 15, 2004 from November 15, 2003. The Financing Agreement was further amended in the fourth quarter to allow Rosenthal, in its sole discretion, to increase the amount available under the Loan Facility (subject to the existing $10 million cap) by $500,000.

        As of December 31, 2003, the Company had approximately $4.4 million available under the Loan Facility. Of the total amount available under the Loan Facility as of December 31, 2003, approximately $2.3 million had been committed, leaving approximately $2.1 million available against the Loan Facility. The Company pays interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1% (at December 31, 2003 - 5.00%). For the period ended December 31, 2003, 2002 and 2001 interest expense and fees totaled approximately $77,000, $91,000 and $26,000 respectively.

        In addition to the annual facility fee of $30,000, Rosenthal also charges fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open.

        ROSENTHAL WARRANTS
        In consideration for the Loan Facility, among other things, the Company granted to Rosenthal a first priority lien on substantially all of its assets, including control of all of its cash accounts upon an event of default and certain of its cash accounts in the event that the total amount of monies loaned to the Company under the Loan Facility exceed 90% of the maximum amount available under the Loan Facility for more than 10 days. Upon inception of the Loan Facility in March 2001, the Company issued to Rosenthal a warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.34, per share exercisable for five years. The Company valued the warrant using the Black-Scholes option pricing model (key assumptions: risk free interest rate: 4.86%, volatility 117%, expected life 4 years, zero dividend yield) and amortized the fair value of the warrants of $45,000 amount over the life of the Loan Facility. In March 2002, when the agreement was amended and as partial consideration for the amendment, the Company extended the termination date of the warrant it issued to Rosenthal from March 30, 2006 to March 30, 2007. The Company revalued the warrant as of the new measurement date, using the Black-Scholes option pricing model (key assumptions: risk free interest rate: 5.25%, volatility 184%, expected life 3 years, zero dividend yield) and credited additional paid in capital for $80,000. This amount was amortized in full in fiscal 2002.

        In November 2003, Rosenthal exercised all their 50,000 warrants.

        SOROS WARRANTS IN CONNECTION WITH LOAN FACILITY
        In consideration for the Soros Guarantee, the Company agreed to reimburse Soros for any amounts it pays to Rosenthal pursuant to the Soros Guarantee and granted to Soros a lien (the "Soros Lien"), subordinated to the Rosenthal Lien, on substantially all of the Company's assets, including its cash balances, in order to collateralize its reimbursement obligations.

        In connection with the Reimbursement Agreement, the Company issued to Soros warrants (the "Soros Upfront Warrants") and then issued subsequent warrants for Soros' agreement to maintain and increase

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

        the Soros Guarantee. The following table represents the warrants issued in connection with the Loan Facility:

        NUMBER OF                       EXERCISE                         ASSUMPTIONS UNDER
        WARRANTS         DATE ISSUED     PRICE       EXPIRATION DATE       BLACK-SCHOLES              REASON
        ---------        -----------   ----------    ---------------  ------------------------   ----------------
        100,000           March 31,    $0.88/(1)/     September 11,    Risk Free Rate - 4.86%    As consideration
                            2001                          2011            Volatility - 117%         for Soros
                                                                           Term - 5 years        establishing the
                                                                                                  Soros Guarantee

         60,000           March 22,    $1.66/(1)/    March 22, 2007    Risk Free Rate - 5.25%    In consideration
                            2002                                          Volatility - 184%          for Soros
                                                                           Term - 3 years          extending the
                                                                                                  Soros Guarantee
                                                                                                 until 11/15/2003

         25,000           March 17,    $0.78/(2)/    March 17, 2013    Risk Free Rate - 3.31%     In consideration
                            2003                                          Volatility - 123%          for Soros
                                                                           Term - 4 years           extending the
                                                                                                  Soros Guarantee
                                                                                                  until 11/15/2004

        (1) represents the 20 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance

        (2) represents the 10 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance

        The Company accounted for the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14") by valuing the warrants using the Black-Scholes option pricing model and crediting additional paid in capital for $74,000, $98,000 and $21,000, during the years 2001, 2002 and 2003, respectively. These amounts were amortized to interest expense over the life of the Loan Facility.

        Subject to certain conditions, if the Company defaults on any of its obligations under the Loan Facility, Rosenthal has the right to draw upon the Soros Guarantee to satisfy any such obligations. If and when Rosenthal draws on the Soros Guarantee, pursuant to the terms of the Reimbursement Agreement, the Company would have the obligation to, among other things, reimburse Soros for any amounts drawn under such Soros Guarantee plus interest accrued thereon. In addition, to the extent that Rosenthal draws on the Soros Guarantee during the continuance of a default under the Loan Facility or at any time that the total amount outstanding exceeds 90% of the Soros Guarantee, the Company will be required to issue to Soros warrants (each a "Contingent Warrant") to purchase a number of shares of Common Stock equal to the quotient of (a) any amounts drawn under the Soros Guarantee and (b) 75% of the average closing price of its Common Stock on the ten days preceding the date of issuance of such warrants. Each Contingent Warrant will be exercisable for ten years from the date of issuance at an exercise price equal to 75% of the average closing price of the Company's Common Stock on the ten days preceding the ten days after the date of issuance.

        Under the terms of the Loan Facility, Soros has the right to purchase all of the Company's obligations from Rosenthal at any time during its term (the "Buyout Option"). With respect to such Buyout Option, Soros has the right to request that Rosenthal make a draw under the Soros Guarantee as consideration to Soros for the purchase of such obligation.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Amounts in thousands, except per share data:

                                                                                       QUARTER ENDED
                                                          ------------------------------------------------------------------------
        2003                                                 MARCH 31            JUNE 30          SEPTEMBER 30       DECEMBER 31
        -----------------------------------------------   ---------------    ---------------    ---------------    ---------------
        Net Sales                                         $         8,257    $         7,468    $         8,210    $        13,993
                                                          ---------------    ---------------    ---------------    ---------------
        Gross Profit                                      $         1,857    $         2,315    $         1,748    $         5,405
                                                          ---------------    ---------------    ---------------    ---------------
        Net Income (Loss)                                 $        (1,840)   $        (2,123)   $        (2,517)   $           111
                                                          ---------------    ---------------    ---------------    ---------------
        Deemed dividend related to
         beneficial conversion feature
         on Series B and C Preferred Stock                $          (225)   $             -   $              -    $             -
                                                          ---------------    ---------------    ---------------    ---------------
        Preferred stock dividends                         $          (638)   $          (845)   $          (871)   $          (871)
                                                          ---------------    ---------------    ---------------    ---------------
        Net loss available to common shareholders         $        (2,703)   $        (2,968)   $        (3,388)   $          (760)
                                                          ---------------    ---------------    ---------------    ---------------
        (Loss) per common share - basic and diluted       $         (0.25)   $         (0.27)   $         (0.31)   $         (0.07)
                                                          ---------------    ---------------    ---------------    ---------------

                                                                                       QUARTER ENDED
                                                          ------------------------------------------------------------------------
        2002                                                 MARCH 31            JUNE 30          SEPTEMBER 30       DECEMBER 31
        -----------------------------------------------   ---------------    ---------------    ---------------    ---------------
        Net Sales                                         $         7,646    $         6,799    $         6,305    $         9,856
                                                          ---------------    ---------------    ---------------    ---------------
        Gross Profit                                      $         2,500    $         2,407    $         2,073    $         3,055
                                                          ---------------    ---------------    ---------------    ---------------
        Net (Loss)                                        $        (1,065)   $        (1,519)   $        (2,235)   $        (1,660)
                                                          ---------------    ---------------    ---------------    ---------------
        Deemed dividend related to beneficial
         conversion feature on Series B Preferred Stock   $             -    $       (10,226)   $        (5,069)   $             -
                                                          ---------------    ---------------    ---------------    ---------------
        Preferred stock dividends                         $          (609)   $          (615)   $          (622)   $          (643)
                                                          ---------------    ---------------    ---------------    ---------------
        Net loss available to common shareholders         $        (1,674)   $       (12,360)   $        (7,926)   $        (2,303)
                                                          ---------------    ---------------    ---------------    ---------------
        (Loss) per common share - basic and diluted       $         (0.18)   $         (1.27)   $         (0.76)   $         (0.22)
                                                          ---------------    ---------------    ---------------    ---------------

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------

12.     SUBSEQUENT EVENTS

On January 12, 2004, the Company completed a private placement (the "January 2004 Financing") pursuant to which the Company raised gross proceeds of $5,000,000 through the sale of 1,543,209 shares of its common stock and warrants to purchase an additional 385,801 shares of its common stock at an exercise price of $3.96 per share.

In January 2004, the Company extended the maturity dates on the $4.0 million of convertible promissory notes issued to Soros in July and October 2003 (the "Notes"). The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended to March 1, 2005. In February 2004, the maturity dates of each of the Notes was further extended to May 1, 2005.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2003

             Column A                       Column B                  Column C               Column D           Column E
                                                           ----------------------------
                                                                (1)              (2)
----------------------------------      ---------------    ----------------------------     -----------    ------------------
                                           Beginning         Charged to      Charged to                       Balance end
                                           Balance at        Costs and         other                           of Period
           Description                  January 1, 2003       Expenses        Accounts      Deductions     December 31, 2003
----------------------------------      ---------------    -------------    -----------     -----------    ------------------
Allowance for Sales Returns                  (1,725,000)     (21,589,000)             -      20,786,000            (2,528,000)

Allowance for Doubtful Accounts                 (50,000)        (131,000)             -         141,000               (40,000)

Inventory Reserves                             (560,000)        (440,000)             -         327,000              (673,000)

Deferred Tax Valuation Allowance            (22,501,000)      (2,299,000)    (2,072,000)              -           (26,872,000)

             Column A                       Column B                  Column C               Column D           Column E
                                                           ----------------------------
                                                                (1)              (2)
----------------------------------      ---------------    ----------------------------     -----------    ------------------
                                           Beginning         Charged to      Charged to                       Balance end
                                           Balance at        Costs and         other                           of Period
           Description                  January 1, 2002       Expenses        Accounts      Deductions     December 31, 2002
----------------------------------      ---------------    -------------    -----------     -----------    ------------------
Allowance for Sales Returns                  (1,375,000)     (16,265,000)                    15,915,000            (1,725,000)

Allowance for Doubtful Accounts                 (55,000)        (241,000)                       246,000               (50,000)

Inventory Reserves                             (455,000)        (113,000)             -           8,000              (560,000)

Deferred Tax Valuation Allowance            (19,707,000)      (2,794,000)             -               -           (22,501,000)

             Column A                       Column B                  Column C               Column D           Column E
                                                           ----------------------------
                                                                (1)              (2)
----------------------------------      ---------------    ----------------------------     -----------    ------------------
                                           Beginning         Charged to      Charged to                       Balance end
                                           Balance at        Costs and         other                           of Period
           Description                  January 1, 2001       Expenses        Accounts      Deductions     December 31, 2001
----------------------------------      ---------------    -------------    -----------     -----------    ------------------
Allowance for Sales Returns                  (1,044,000)     (10,513,000)                    10,182,000            (1,375,000)

Allowance for Doubtful Accounts                 (90,000)        (198,000)                       233,000               (55,000)

Inventory Reserves                             (465,000)        (370,000)             -         380,000              (455,000)

Deferred Tax Valuation Allowance            (14,798,000)      (4,909,000)             -               -           (19,707,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including out Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based upon that evaluation, our Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no significant changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their ages and positions are as follows:

    NAME                     AGE    POSITION
    ----                     ---    --------
    E. Kenneth Seiff         40     Chairman of the Board of Directors, Chief
                                    Executive Officer, and Treasurer
    Melissa Payner-Gregor    45     President and Director
    Patrick C. Barry         41     Chief Financial Officer and Chief Operating
                                    Officer
    Josephine Esquivel       48     Director
    Alan Kane                62     Director
    Martin Miller            73     Director
    Neal Moszkowski          38     Director
    Robert G. Stevens        50     Director
    David Wassong            33     Director

E. Kenneth Seiff, our founder, has served as our Chairman of the Board, Chief Executive Officer and Treasurer since our inception in April 1991. He also served as our President from October 1996 to September 2003.

Melissa Payner-Gregor, has served as our President since September 2003. From December 2000 to March 2003, Ms. Payner-Gregor served as CEO and President of Spiegel Catalog. She was also a board member of The Spiegel Group, Inc. ("Spiegel") from December 2000 to March 2003. Spiegel filed a plan of reorganization under Chapter 11 of the Federal Bankruptcy code in March 2003. From 1995 to 1997, Ms. Payner-Gregor was President and a board member of Chico FAS, Inc. Ms. Payner-Gregor has also held senior executive positions with Guess?, Inc., Pastille (a Division of Neiman Marcus) and Henri Bendel.

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

Alan Kane was appointed a director in August 2002. Since September 1997, Mr. Kane has been the professor of retailing at the Columbia University Graduate School of Business. Before joining the Columbia Business School, Mr. Kane spent 28 years in the retailing industry. His experience in the retailing industry includes the following: President and Chief Executive Officer of Grossman's Eastern Division, a building materials retailer, from 1993 to 1994, President and Chief Executive Officer of Pergament Home Centers, a home center retailer, from 1991 to 1993, Private Consultant in the retailing industry from 1987 to 1991, and President and Chief Executive Officer of Hahne & Company, a department store chain and division of May Company, from 1979 to 1987. He has also served as a member of the Board of Directors of Circuit City Stores, Inc. an electronics retailer, since 2003.

Martin Miller has served as a director since July 1991. Since July 1999, Mr, Miller has served as the President of The Terbell Group, Inc., a consulting company. From October 1997 to April 2003, Mr. Miller has been a partner in the Belvedere Fund, L.P., a fund of hedge funds. From September 1986 to October 1997, Mr. Miller was President and a director of Baxter International, Inc., a New York based apparel wholesaler. From January 1990 to April 1996, Mr. Miller was Chairman of Ocean Apparel, Inc., a Florida based sportswear firm.

Neal Moszkowski has served as a director since August 1999 and is the Series A Preferred Stock designee. Mr. Moszkowski is the Co-head of Soros Private Equity Partners LLC ("Soros Private Equity") and has been a partner of Soros Private Equity since August 1998. Prior to joining Soros Private Equity, Mr. Moszkowski was an Executive Director of Goldman Sachs International and a Vice President of Goldman, Sachs & Co., an investment banking firm, in its Principal Investment Area. He joined Goldman, Sachs & Co. in August 1993. Mr. Moszkowski is also a Director of Integra Life Sciences Holdings, Inc., a medical products Company, and Jet Blue Airways Corporation, a low-fare airline.

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

The Board of Directors has established an Audit Committee ("Audit Committee") comprised of Martin Miller, Alan Kane and Josephine Esquivel. The Audit Committee is responsible for the appointment of our outside accountants/auditors, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions. The Board has determined that Ms. Esquivel and Mr. Kane are each "audit committee financial experts" within the meaning of the Securities and Exchange Commission's rules and that each member of the Audit Committee is "independent," as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Securities Exchange Act of 1934, as amended.

The Board of Directors has also established an Option Plan/Compensation Committee ("Compensation Committee") consisting of Neal Moszkowski and Martin Miller. The Compensation Committee administers our 1997 Stock Option Plan (the "Plan") and our 2000 Stock Option Plan (the "2000 Plan" and, together with the Plan, the "Plans"), establishes the compensation levels for executive officers and key personnel and oversees our bonus plans.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to file with the Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish the Corporation with copies of all such reports. To our knowledge, based solely on a review of copies of such reports furnished to us, we believe that during the 2003 fiscal year all Reporting Persons complied with all applicable Section 16(a) reporting requirements.

CODE OF ETHICS

We have adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions. A copy of such code of ethics is available on our Web site at www.bluefly.com/codeofethics. Any amendment to or waiver of a provision of the code of ethics that applies to one of such persons and relates to elements of the code specified in the rules of the Securities and Exchange Commission will be posted on the Web site.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation paid by us during the fiscal years ended December 31, 2003, 2002 and 2001 to our Chief Executive Officer and our three other executive officers who received total compensation from us in excess of $100,000 in the year 2003 (the "Named Executive Officers").

                                                                                       LONG TERM
                                                     ANNUAL COMPENSATION              COMPENSATION
                                         -------------------------------------------  ------------
                                                                                       SECURITIES
                                                                        OTHER ANNUAL   UNDERLYING
NAME AND PRINCIPAL POSITION        YEAR   SALARY          BONUS         COMPENSATION     OPTIONS
---------------------------        ----  ---------       --------       ------------  ------------
E. Kenneth Seiff                   2003  $ 274,999       $ 75,000       $      2,926     1,000,000/(1)/
Chief Executive Officer and        2002  $ 274,999       $ 50,000/(4)/  $      3,782     1,000,000/(1)/
 Treasurer                         2001  $ 267,308       $ 81,750       $      1,000            --

Patrick C. Barry                   2003  $ 225,000             --       $        590            --
Chief Financial Officer and Chief  2002  $ 224,999       $ 35,000/(4)/  $        590     1,000,000/(1)/
 Operating Officer                 2001  $ 249,039/(2)/  $ 44,000/(5)/  $        590            --


Melissa Payner-Gregor              2003  $ 112,500             --       $         --     1,200,000/(1)/
President

Jonathan B. Morris/(3)/            2003  $ 225,000             --       $        320            --
Executive Vice President           2002  $ 224,369       $ 35,000/(4)/  $        330     1,000,000/(2)/
                                   2001  $ 249,039/(2)/  $ 40,000/(5)/  $        330            --

(1) Options granted at an exercise price equal to 100% of the fair market value on the date of grant.
(2)  Includes amounts paid pursuant to retroactive salary adjustments.
(3)  Mr. Morris resigned as an executive officer of the Company in November
     2003.
(4)  Represents amounts earned in 2002, but paid in fiscal 2003.
(5)  Represents amounts earned in 2001, but paid in fiscal 2002 and 2003.

EMPLOYMENT AGREEMENTS

We have entered into employment agreements with each of the Named Executive Officers who is currently employed by us. Each such employment agreement provides for a base salary, subject to increase by the Compensation Committee, and an annual bonus to be determined by the Compensation Committee. Ms. Payner-Gregor's annual bonus for each fiscal year during her agreement, cannot be less than 3% of our net income for such fiscal year, subject to a cap equal to 200% of her base salary. Her bonus for 2004 is subject to a minimum floor of $100,000. In the event that Ms. Payner-Gregor relocates herself and her family to the New York City area on or before August 31, 2004 she is also entitled to an additional bonus of $75,000 and an additional stock option grant to purchase 100,000 shares of Common Stock at $1.56 per share. Mr. Seiff's annual base salary is $275,000, Ms. Payner-Gregor's annual base salary is $450,000, and the annual base salary of Mr. Barry is $225,000. The employment agreement for each of Messrs. Seiff and Barry terminates on June 30, 2005, and Ms. Payner-Gregor's terminates on March 1, 2007, unless both parties fail to provide notice of their desire not to renew such agreement at least 90 days prior to the end of the term of such agreement in which case the employment agreement shall automatically renew for a successive one-year term. Each such employment agreement obligates the Company to make certain severance payments equal to six months' salary in connection with a termination by the Company of such Named Executive Officer's employment, other than for cause, and also provides for the immediate vesting of any stock options held by such Named Executive Officer under such circumstances. Each such employment agreement also provides for the immediate vesting of any stock options held by such Named Executive Officer upon the occurrence of certain events classified as a "Change In Control". In addition, each such employment agreement provides that upon the occurrence of certain events classified as a "Change of Control" in which cash, securities or other consideration is paid or payable, or otherwise to be distributed directly to the Company's stockholders, each such Named Executive shall receive a bonus equal to a percentage of the proceeds received by the Company's stockholders.

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options under the Plan to the Named Executives Officers during the fiscal year ended December 31, 2003:

                                  INDIVIDUAL GRANTS
                                  -----------------
                                                                                          POTENTIAL REALIZABLE VALUE AT
                                                                                          ASSUMED ANNUAL RATES OF STOCK
                                                                                          PRICE APPRECIATION FOR OPTION
                                                                                                       TERM
                                                                                                       ----
                                             % OF TOTAL OPTIONS
                       NUMBER OF SECURITIES      GRANTED TO      EXERCISE OR
                        UNDERLYING OPTIONS      EMPLOYEES IN        BASE      EXPIRATION
NAME                        GRANTED (#)        FISCAL YEAR (%)    PRICE ($)      DATE           5%             10%
----                        -----------        ---------------    ---------      ----           --             ---
E. Kenneth Seiff             1,000,000              39.65%          $ 0.98      1/24/13   $   1,134,473   $   1,304,380

Melissa Payner-Gregor        1,200,000 (1)          47.58%          $ 1.56      9/19/13   $   2,167,074   $   2,491,632

(1) Of this total amount, options to purchase 200,000 shares of Common Stock are subject to stockholder approval.

The Company does not currently grant stock appreciation rights.

OPTION HOLDINGS

The following table sets forth information with respect to the Named Executive Officers concerning the number and value of unexercised options held at December 31, 2003.

                              SHARES        VALUE
                            ACQUIRED ON    REALIZED    SECURITIES UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED IN-THE-MONEY
                             EXERCISE #        $        OPTIONS AT DECEMBER 31, 2003 (#)   OPTIONS AT DECEMBER 31, 2003 ($)/(1)/
                           ------------   ----------   ----------------------------------  -------------------------------------
NAME                                                     EXERCISABLE       UNEXERCISABLE     EXERCISABLE         UNEXERCISABLE
                                                         -----------       -------------     -----------         -------------
E. Kenneth Seiff                    --            --       2,105,000           1,000,000     $ 8,120,250         $   4,050,000
Patrick C. Barry                    --            --       1,144,912             500,000     $ 4,232,299         $   2,025,000
Melissa Payner-Gregor               --            --              --           1,200,000              --         $   4,860,000
Jonathan B. Morris /(2)/     1,525,000    $3,877,510          20,000                  --     $    81,000                    --

        /(1)/ Represents the value of unexercised, in-the-money stock options at December 31, 2003, using the $4.05 closing price of the Common Stock on that date.
        /(2)/ Mr. Morris resigned as an executive officer of the Corporation in November 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of February 19, 2004, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                                 NUMBER OF SHARES
     NAME (1)                                                                   BENEFICIALLY OWNED    PERCENTAGE (2)
     ----------------                                                        -----------------------  --------------
     E. Kenneth Seiff                                                          2,714,324/(3)//(4)/        16.27%
     Josephine Esquivel                                                            7,500/(5)/                *
     Alan Kane                                                                     3,750/(6)/                *
     Martin Miller                                                                27,500/(7)//(8)/           *
     Neal Moszkowski /(9)/                                                        15,000/(10)/               *
     Melissa Payner-Gregor                                                       200,000/(11)/             1.36%
     David Wassong /(9)/                                                           7,500/(12)/               *
     Robert G. Stevens                                                           221,189/(13)/             1.51%
     Patrick C. Barry                                                          1,212,412/(14)/             7.73%
     Jonathan B. Morris                                                              100                     *
     Longview Equity Fund, LP/(15)/                                              771,605/(16)/             5.28%
     SFM Domestic Investments LLC                                              1,576,833/(17)//(21)/       9.93%
     Quantum Industrial Partners LDC                                          48,188,318/(18)//(21)/      83.99%
     George Soros                                                             49,765,151/(19)//(21)/      84.67%
     All directors and executive officers as a group (9 persons)               4,409,175/(20)/            24.05%

----------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3)     Includes 3,000 shares of Common Stock held by Nicole Seiff, the wife of
        E. Kenneth Seiff, as to which Mr. Seiff disclaims beneficial ownership.
(4) Includes 2,209,167 shares of Common Stock issuable upon exercise of options granted under the Plan.
(5) Includes 7,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(6) Includes 3,750 shares of Common Stock issuable upon exercise of options granted under the Plan.
(7) Includes 24,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(8) Includes 3,000 shares of Common Stock held by Madge Miller, the wife of Martin Miller, as to which Mr. Miller disclaims beneficial ownership.
(9) Messrs. Moszkowski and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock, respectively. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Common Stock beneficially owned by George Soros, SFMDI and QIP (as defined in notes
        (18) and (19) below) and none of such shares are included in the table above as being beneficially owned by them.
(10) Includes 15,000 shares of Common Stock issuable upon exercise of options granted under the Plan.
(11) Includes 200,000 shares of Common Stock issuable upon exercise of options granted under the Plan.
(12) Includes 7,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(13) Includes 188,250 shares of Common Stock issuable upon exercise of options granted under the Plan.
(14) Includes 1,207,412 shares of Common Stock issuable upon exercise of options granted under the Plan.
(15) Longview Equity Fund, LP's address is 25 Longview Ct, Hillsborough, California 94010. Wayne H. Coleson is the Chief Executive Officer of Redwood Grove Capital Management, LLC, the investment advisor of the Longview Equity Fund, LP and, accordingly may be deemed to have voting and dispositive power over securities held for the account of the Longview Equity Fund, LP.
(16) Includes 154,321 shares of Common Stock issuable upon exercise of warrants issued to the holder.
(17) Represents: 124,700 shares of Common Stock issuable upon conversion of 14,590 shares of Series A Preferred Stock; 866,942 shares of Common Stock issuable upon conversion of 281,571 shares of Series B Preferred Stock; 41,710 shares of Common Stock issuable upon conversion of 31.7 shares of Series C Preferred Stock; 297,669 shares of Common Stock issuable upon conversion of 226.229 shares of Series D Preferred Stock; 41,710 shares of Common Stock issuable upon conversion of 31.7 shares of Series E Preferred Stock; 172,995 shares of Common Stock; 31,107 shares of Common Stock issuable upon exercise of warrants (collectively, the "SFMDI Shares") held in the name of SFM Domestic Investments LLC ("SFMDI"). SFMDI is a Delaware limited liability company. As sole managing member of SFMDI, George Soros ("Mr. Soros") may also be deemed the beneficial owner of the SFMDI Shares. The principal address of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(18) Represents: 3,806,923 shares of Common Stock issuable upon conversion of 445,410 shares Series A Preferred Stock; 26,503,095 shares of Common Stock issuable upon conversion of 8,607,843 shares of Series B Preferred Stock; 1,274,078 shares of Common Stock issuable upon conversion of
        968.3 shares of Series C Preferred Stock; 9,092,525 shares of Common Stock issuable upon conversion of 6,910.319 shares of Series D Preferred Stock; 1,274,078 shares of Common Stock issuable upon conversion of
        968.3 shares of Series E Preferred Stock; 5,287,082 shares of Common Stock; 950,537 shares of Common Stock issuable upon exercise of warrants (collectively, the "QIP Shares") held in the name of Quantum Industrial Partners LDC ("QIP").QIP is an exempted limited duration company formed under the laws of the Cayman Islands. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company ("QIH Management"). Soros Fund Management LLC, a Delaware limited liability company ("SFM"), is the sole managing member of QIH Management. George Soros is the Chairman of SFM and, in such capacity, may be deemed to have voting and dispositive power over securities held for the account of QIP QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIH Management Investor L.P., a Delaware limited partnership ("QIHMI"), is a minority shareholder of QIP and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management, LLC., a Delaware limited liability company ("QIH Management"). Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with Soros Fund Management LLC, a Delaware limited liability company ("SFM LLC"), pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIP, QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be the beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(19)    See (17) and (18) above
(20) Includes 3,863,079 shares of Common Stock issuable upon exercise of options granted under the Plan.
(21)    See "Risk Factors - Soros Owns a Majority of Our Stock."

SERIES A PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series A Preferred Stock of the Company as of February 19, 2004, for (i) each person who is known by the Company to own beneficially more than 5% of the Series A Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                                        NUMBER OF SHARES
     NAME (1)                                                                          BENEFICIALLY OWNED    PERCENTAGE (2)
     ----------------                                                                  ------------------    -------------
     E. Kenneth Seiff                                                                           -                 -
     Josephine Esquivel                                                                         -                 -
     Alan Kane                                                                                  -                 -
     Martin Miller                                                                              -                 -
     Neal Moszkowski (3)                                                                        -                 -
     David Wassong (3)                                                                          -                 -
     Robert G. Stevens                                                                          -                 -
     Patrick C. Barry                                                                           -                 -
     Jonathan B. Morris                                                                         -                 -
     Melissa Payner-Gregor                                                                      -                 -
     Quantum Industrial Partners LDC                                                        445,410(4)(6)        96.8%
     George Soros                                                                           460,000(5)(6)       100.0%
     All directors and executive officers as a group (9 persons)                                -                 -

----------
     *Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the Series A Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series A Preferred Stock held in the name of QIP (the "QIP A Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company ("QIH Management"). Soros Fund Management LLC, a Delaware limited liability company ("SFM"), is the sole managing member of QIH Management. George Soros is the Chairman of SFM and, in such capacity, may be deemed to have voting and dispositive power over securities held for the account of QIP QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI is a minority shareholder of QIP and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP A Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 14,590 shares of Series A Preferred Stock held in the name of SFMDI (the "SFMDI A Shares") and (ii) the QIP A Shares referenced in Note 4 above. As sole managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI A Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SERIES B PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series B Preferred Stock of the Company as of February 19, 2004, for (i) each person who is known by the Company to own beneficially more than 5% of the Series B Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                                        NUMBER OF SHARES
     NAME (1)                                                                          BENEFICIALLY OWNED    PERCENTAGE (2)
     ----------------                                                                  ------------------    -------------
     E. Kenneth Seiff                                                                          -                  -
     Josephine Esquivel                                                                        -                  -
     Alan Kane                                                                                 -                  -
     Martin Miller                                                                             -                  -
     Neal Moszkowski (3)                                                                       -                  -
     David Wassong (3)                                                                         -                  -
     Robert G. Stevens                                                                         -                  -
     Patrick C. Barry                                                                          -                  -
     Melissa Payner-Gregor                                                                     -                  -
     Jonathan B. Morris                                                                        -                  -
     Quantum Industrial Partners LDC                                                      8,607,843(4)(6)        96.8%
     George Soros                                                                         8,889,414(5)(6)       100.0%
     All directors and executive officers as a group (9 persons)                               -                  -

----------
     *Less than 1%.

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

(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series B Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series B Preferred Stock held in the name of QIP (the "QIP B Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company ("QIH Management"). Soros Fund Management LLC, a Delaware limited liability company ("SFM"), is the sole managing member of QIH Management. George Soros is the Chairman of SFM and, in such capacity, may be deemed to have voting and dispositive power over securities held for the account of QIP QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP B Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 281,571 shares of Series B Preferred Stock held in the name of SFMDI (the "SFMDI B Shares") and (ii) the QIP B Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SERIES C PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series C Preferred Stock of the Corporation as of February 19, 2004, for (i) each person who is known by the Corporation to own beneficially more than 5% of the Series C Preferred Stock of the Corporation,
(ii) each of the Corporation's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                                                        NUMBER OF SHARES
     NAME (1)                                                                          BENEFICIALLY OWNED    PERCENTAGE (2)
     ----------------                                                                  ------------------    -------------
     E. Kenneth Seiff                                                                         -                    -
     Josephine Esquivel                                                                       -                    -
     Alan Kane                                                                                -                    -
     Martin Miller                                                                            -                    -
     Neal Moszkowski /(3)/                                                                    -                    -
     David Wassong /(3)/                                                                      -                    -
     Robert G. Stevens                                                                        -                    -
     Patrick C. Barry                                                                         -                    -
     Melissa Payner-Gregor                                                                    -                    -
     Jonathan B. Morris                                                                       -                    -
     Quantum Industrial Partners LDC                                                       968.3/(4)//(6)/        96.8%
     George Soros                                                                        1,000.0/(5)//(6)/       100.0%
     All directors and executive officers as a group (9 persons)                              -                    -

----------
*Less than 1%.
(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series C Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series C Preferred Stock held in the name of QIP (the "QIP C Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company ("QIH Management"). Soros Fund Management LLC, a Delaware limited liability company ("SFM"), is the sole managing member of QIH Management. George Soros is the Chairman of SFM and, in such capacity, may be deemed to have voting and dispositive power over securities held for the account of QIP QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP C Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 31.7 shares of Series C Preferred Stock held in the name of SFMDI (the "SFMDI C Shares") and (ii) the QIP C Shares referenced in
Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI C Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SERIES D PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series D Preferred Stock of the Corporation as of February 19, 2004, for (i) each person who is known by the Corporation to own beneficially more than 5% of the Series D Preferred Stock of the Corporation,
(ii) each of the Corporation's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                                                        NUMBER OF SHARES
     NAME (1)                                                                          BENEFICIALLY OWNED    PERCENTAGE (2)
     ----------------                                                                  ------------------    -------------
     E. Kenneth Seiff                                                                           -                  -
     Josephine Esquivel                                                                         -                  -
     Alan Kane                                                                                  -                  -
     Martin Miller                                                                              -                  -
     Neal Moszkowski /(3)/                                                                      -                  -
     David Wassong /(3)/                                                                        -                  -
     Robert G. Stevens                                                                          -                  -
     Patrick C. Barry                                                                           -                  -
     Melissa Payner-Gregor                                                                      -                  -
     Jonathan B. Morris                                                                         -                  -


                                                                                        NUMBER OF SHARES
     NAME (1)                                                                          BENEFICIALLY OWNED    PERCENTAGE (2)
     ----------------                                                                  ------------------    -------------
     Quantum Industrial Partners LDC                                                   6,910,319/(4)//(6)/        96.8%
     George Soros                                                                      7,136.548/(5)//(6)/       100.0%
     All directors and executive officers as a group (9 persons)                                -                  -

----------------
*Less than 1%.
(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series D Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series D Preferred Stock held in the name of QIP (the "QIP D Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company ("QIH Management"). Soros Fund Management LLC, a Delaware limited liability company ("SFM"), is the sole managing member of QIH Management. George Soros is the Chairman of SFM and, in such capacity, may be deemed to have voting and dispositive power over securities held for the account of QIP QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP D Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 226.229 shares of Series D Preferred Stock held in the name of SFMDI (the "SFMDI D Shares") and (ii) the QIP D Shares referenced in
Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI D Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SERIES E PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series D Preferred Stock of the Corporation as of February 19, 2004, for (i) each person who is known by the Corporation to own beneficially more than 5% of the Series D Preferred Stock of the Corporation,
(ii) each of the Corporation's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                                                        NUMBER OF SHARES
     NAME (1)                                                                          BENEFICIALLY OWNED    PERCENTAGE (2)
     ----------------                                                                  ------------------    -------------
     E. Kenneth Seiff                                                                          -                   -
     Josephine Esquivel                                                                        -                   -
     Alan Kane                                                                                 -                   -
     Martin Miller                                                                             -                   -

                                                                                        NUMBER OF SHARES
     NAME (1)                                                                          BENEFICIALLY OWNED    PERCENTAGE (2)
     ----------------                                                                  ------------------    -------------
     Neal Moszkowski /(3)/                                                                    -                    -
     David Wassong /(3)/                                                                      -                    -
     Robert G. Stevens                                                                        -                    -
     Patrick C. Barry                                                                         -                    -
     Melissa Payner-Gregor                                                                    -                    -
     Jonathan B. Morris                                                                       -                    -
     Quantum Industrial Partners LDC                                                       968.3/(4)//(6)/        96.8%
     George Soros                                                                          1,000/(5)//(6)/       100.0%
     All directors and executive officers as a group (9 persons)                              -                    -

----------------
*Less than 1%.
(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Messrs. Moszkowski's and Wassong's address is c/o Soros Private Equity Partners LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series D Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series E Preferred Stock held in the name of QIP (the "QIP E Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company ("QIH Management"). Soros Fund Management LLC, a Delaware limited liability company ("SFM"), is the sole managing member of QIH Management. George Soros is the Chairman of SFM and, in such capacity, may be deemed to have voting and dispositive power over securities held for the account of QIP QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. The sole general partner of QIP is QIHMI, which is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM LLC, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM LLC. Mr. Soros, as Chairman of SFM LLC, may be deemed to have sole voting power and sole investment power with respect to the QIP E Shares. Accordingly, each of QIHMI, QIH Management, SFM LLC and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 31.7 shares of Series E Preferred Stock held in the name of SFMDI (the "SFMDI E Shares") and (ii) the QIP E Shares referenced in
Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI ED Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

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

FINANCING TRANSACTIONS WITH SOROS

January 2003 Convertible Promissory Note Financing. In January 2003, we issued to Soros $1 million of demand convertible promissory notes that bore interest at a rate of 8% per annum and had a maturity date of July 28, 2003, and warrants to purchase 25,000 shares of our Common Stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share (the "January 2003 Financing"). The promissory notes together with any accrued interest were convertible into equity securities that we might issue in any subsequent round of financing, at the holder's option, at a price that was equal to the lowest price per share accepted by any investor (including Soros, or any of its affiliates) in such subsequent round of financing. Interest on the notes was payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The outstanding principal amount of the notes and all accrued and unpaid interest was payable in full no later than July 28, 2003. The notes were subject to (i) mandatory prepayment upon the occurrence of certain bankruptcy events, whether voluntary or involuntary, (ii) prepayment at the option of the holder upon the occurrence of certain events of default, the sale of all or substantially all of our assets, the merger or consolidation of the Company into another entity or any change of control of the Company and (iii) prepayment at our option, at any time or from time to time, upon five days notice to the holder. Our obligations under the notes were subordinated to our obligations under the Rosenthal Financing Agreement although such subordination did not effect Soros' conversion rights with respect to the notes. As part of the March 2003 Financing, these notes were converted into Series D Preferred Stock.

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

Each share of Series D Preferred Stock has a face value of $1,000 and a liquidation preference equal to the greater of (i) $1,000 plus accrued and unpaid dividends or (ii) the amount the holder of such shares would receive if it were to convert such shares into Common Stock immediately prior to the liquidation of the Company. The Series D Preferred Stock ranks pari passu with our other classes of Preferred Stock, and senior to our Common Stock, with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends. The Series D Preferred Stock is convertible, at any time and from time to time at the option of the holder into Common Stock at the rate of $0.76 per share of face value per share of Common Stock. The conversion price of the Series D Preferred Stock is subject to an anti-dilution adjustment, pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the Series D Preferred Stock conversion price in the future (including Soros, or any of its affiliates), the conversion price of the Series D Preferred Stock would be decreased so that it would equal the conversion price of the new security or the price at which shares of Common Stock are sold, as the case may be.

Beginning on November 13, 2004, we are entitled to redeem all, but not less than all, of the outstanding Series D Preferred Stock for cash at the price of, depending upon the date of such redemption, four times, four and one-half times or five times the market price of the Common Stock on the date of the initial issuance of the Series D Preferred Stock. Dividends accrue on the Series D Preferred Stock at an annual rate equal to 12% of the face value and are payable only upon conversion or redemption of the Series D Preferred Stock or upon our liquidation. The Series D Preferred Stock votes on an as converted basis, and we are prohibited from taking certain actions without the approval of a majority of the shares of Series D Preferred Stock. In addition, Soros received registration rights with respect to the Common Stock issuable upon conversion of the Series D Preferred Stock and pre-emptive rights with respect to future issuances of our capital stock.

As part of the March 2003 Financing, Soros agreed to provide us with up to $1 million in additional financing (the "2003 Standby Commitment Amount") on a standby basis at any time prior to January 1, 2004, provided that our cash balances were less than $1 million at that time (the "2003 Standby Commitment"). Such financing was to be made in one or more tranches as determined by the members of our Board of Directors who are not Soros designees, and any and all draws against the 2003 Standby Commitment Amount were to be effected through the purchase of newly-designated shares of Series E Preferred Stock on terms and conditions substantially identical to the Series D Preferred Stock. Subject to certain limitations, the 2003 Standby Commitment Amount was to be reduced on a dollar-for-dollar basis by the gross cash proceeds received by the Company or any of its subsidiaries from the issuance of any equity or convertible securities after March 12, 2003.

As a result of the March 2003 Financing, the conversion price of the Series B Preferred Stock and the Series C Preferred Stock, all of which is held by Soros, automatically decreased from $0.93 to $0.76. In accordance with EITF 00-27, the reduction in the conversion price of the Series C Preferred Stock resulted in us recording a beneficial conversion feature in the approximate amount of $225,000. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to our computation of Loss Per Share in the first quarter of 2003.

May 2003 Series E Preferred Stock Financing.

In accordance with the terms of the 2003 Standby Commitment, in May 2003 Soros invested an additional $1.0 million in the Company through the purchase of 1,000 shares of Series E Convertible Preferred Stock and thereby fulfilled the 2003 Standby commitment in full. The terms of the Series E Preferred Stock are substantially similar to the terms of the Series D Preferred Stock.

July 2003 Convertible Promissory Note Financing. In July 2003 Soros invested $2.0 million in the Company. Under the terms of the transaction, the Company issued $2 million of convertible promissory notes that bear interest at a rate of 12% per annum and had a maturity date of January 12, 2004 (the "July Notes"). In January 2004, Soros agreed to extend the maturity date on the July Notes to March 1, 2005 and in February 2004, agreed to further extend the maturity date to May 1, 2005. Interest on the notes is payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The July Notes together with any interest that has accrued are convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor (including Soros, or any of its affiliates) in such subsequent round of financing. The conversion of the July Notes is subject to certain limitations until such time as the conversion provisions are approved by the Company's stockholders.

October 2003 Convertible Promissory Note Financing. In October 2003, Soros invested an addition $2.0 million in the

Company. Under the terms of the transaction, the Company issued $2 million of convertible promissory notes with substantially the same terms as the July Notes, except that the maturity date of these notes was April 14, 2004 (the "October Notes"). In January 2004, Soros agreed to extend the maturity date on the October Notes to March 1, 2005 and in February 2004, agreed to further extend the maturity date to May 1, 2005.

OTHER RELATED PARTY TRANSACTIONS.

In December 2003, Jonathan Morris, a former Executive Vice President of the company, was retained as a consultant at a rate of $4,500 per week. Under the terms of Mr. Morris' consulting agreement, either party can terminate the consulting contract at any time upon written notice to the other. In February 2004, Mr. Morris notified us of his intention to terminate his consulting agreement with the company effective March 12, 2004.

We believe that each of the transactions described above was on terms fair to us and our stockholders, and at least as favorable to us as those available from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        The aggregate fees billed for professional services rendered by Pricewaterhouse Coopers, LLP ("PwC"), our independent accountants, for the audit of our consolidated financial statements, including the reviews of our condensed consolidated financial statements included in its quarterly reports on Form 10-Q, for fiscal 2003 and 2002 were approximately $106,000 and $67,000, respectively.

AUDIT RELATED FEES

        Other than the fees described under the caption "Audit Fees" above, PwC did not bill any fees for services rendered to us during fiscal 2003 and 2002 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

        PwC did not bill us for any professional services rendered to us during fiscal 2003 and 2002 for tax compliance, tax advice or tax planning.

OTHER FEES

        PwC did not bill us for any other professional services rendered during fiscal 2003 and 2002 other than those described under the caption "Audit Fees."

AUDIT COMMITTEE PRE-APPROVAL POLICIES

        Our policy is that, before PwC is engaged by us to render audit or non-audit services, the engagement is approved by the Audit Committee.

ITEM 15. EXHIBITS AND REPORTS ON FORM 8-K

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

   EXHIBIT
     NO.          DESCRIPTION
------------      -----------
3.1 (f)           Certificate of Incorporation of the Company.

3.2 (f)           By-Laws of the Company.

3.3 (h)           Certificate of Powers, Designations, Preferences and Rights of Series 2002 Preferred Stock of the Registrant

3.4 (i)           Certificate of Powers, Designations, Preferences and Rights of Series C Preferred Stock of the Registrant

3.5 (j)           Certificate of Powers, Designations, Preferences and Rights of Series D Preferred Stock of the Registrant

3.6 (k)           Certificate of Powers, Designations, Preferences and Rights of Series E Preferred Stock of the Registrant

10.1 (c)          Amended and Restated 1997 Stock Option Plan.

10.2 (a)          Lease Agreement by and between the Company and John R. Perlman, et al., dated as of May 5, 1997.

10.3 (b)          Investment Agreement among the Company, Quantum Industrial Partners LDC, SFM Domestic Investments LLC and Pilot
                  Capital Corp., dated July 27, 1999.

10.4 (b)          Lease by and between the Company and Adams & Co. Real Estate, Inc., dated March 22, 1999.

10.5 (c)          Note and Warrant Purchase Agreement, dated as of March 28, 2000, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.6 (d)          Lease by and between the Company and Adams & Co. Real Estate, Inc., dated May 4, 2000.

10.7 (d)          Note and Warrant Purchase Agreement, dated as of May 16, 2000, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.8 (d)          Note and Warrant Purchase Agreement, dated as of June 28, 2000, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.9 (e)          Bluefly, Inc. 2000 Stock Option Plan.

+10.10 (e)        Service Agreement by and between the Company and Distribution Associates, Inc., dated July 27, 2000.

10.11 (e)         Note and Warrant Purchase Agreement, dated as of August 21, 2000, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.12 (e)         Note and Warrant Purchase Agreement, dated as of October 2, 2000, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.13 (e)         Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum
                  Industrial Partners LDC and SFM Domestic Investments LLC.

10.14 (f)         Financing Agreement, dated March 30, 2001, between the Company and Rosenthal & Rosenthal, Inc.

10.15 (f)         Reimbursement Agreement, dated March 30, 2001, between the Company, Quantum Industrial Partners LDC and SFM
                  Domestic Investment LLC.

10.16 (f)         Warrant, dated March 30, 2001, issued to Rosenthal & Rosenthal, Inc.

10.17 (f)         Warrant, dated March 30, 2001, issued to Quantum Industrial Partners LDC.

10.18 (f)         Warrant, dated March 30, 2001, issued to SFM Domestic Investments LLC.

10.19 (g)         Demand Promissory Note, dated as of December 15, 2001, issued to Quantum Industrial Partners LDC.

10.20 (g)         Demand Promissory Note, dated as of December 15, 2001, issued to SFM Domestic Investments LLC.

10.21 (g)         EBusiness Hosting Agreement, dated January 9, 2002 between the Company and International Business Machines
                  Corporation.

10.22 (g)         Standby Commitment Agreement, dated March 27, 2002, by and among the Company, Quantum Industrial Partners LDC and
                  SFM Domestic Investments LLC.

+10.23 (g)        Software License and Services Agreement, dated March 12, 2002, by and among the Company and Blue Martini Software,
                  Inc.

10.24 (g)         Amendment No. 1 to Financing Agreement, dated April 30, 2001, between the Company and Rosenthal & Rosenthal, Inc.

10.25 (g)         Amendment No. 2 to Financing Agreement, dated February 14, 2002 between the Company and Rosenthal & Rosenthal,
                  Inc.

10.26 (g)         Amendment No. 3 to Financing Agreement, dated March 22, 2002, between the Company and Rosenthal &

                  Rosenthal, Inc.

10.27 (g)         Amendment No. 1 to Reimbursement Agreement, dated March 22, 2002, between the Company and Quantum Industrial
                  Partners LDC.

10.28 (g)         Amendment to warrant dated March 22, 2002, issued to Rosenthal & Rosenthal, Inc.

10.29 (g)         Warrant No. 1 dated March 27, 2002, issued to Quantum Industrial Partners LDC.

10.30 (g)         Warrant No. 2 dated March 27, 2002, issued to SFM Domestic Investments LLC.

10.31 (g)         Warrant No. 3 dated March 30, 2002, issued to Quantum Industrial Partners LDC.

10.32 (g)         Warrant No. 4 dated March 30, 2002, issued to SFM Domestic Investments LLC.

10.33 (h)         Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.34 (h)         Series 2002 Preferred Stock Purchase Agreement, dated August 12, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.35 (i)         Series C Preferred Stock and Note Purchase Agreement, dated September 27, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.36 (j)         Employment Agreement, dated as of July 31, 2002, by and between the Company and Patrick Barry.

10.37 (j)         Employment Agreement, dated as of July 31, 2002, by and between the Company and Jonathan Morris.

10.38 (j)         Amendment No. 4 to Financing Agreement, dated December 19, 2002, between the Company and Rosenthal & Rosenthal,
                  Inc.

10.39 (j)         Employment Agreement, dated as of December 31, 2002, by and between the Company and E. Kenneth Seiff.

10.40 (j)         Convertible Demand Promissory Note, dated as of January 28, 2003, issued to Quantum Industrial Partners LDC.

10.41 (j)         Convertible Demand Promissory Note, dated as of January 28, 2003, issued to SFM Domestic Investments LLC.

10.42 (j)         Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.43 (j)         Warrant No. 1 dated January 28, 2003, issued to Quantum Industrial Partners LDC.

10.44 (j)         Warrant No. 2 dated January 28, 2003, issued to SFM Domestic Investments LLC.

10.45 (j)         Series D Preferred Stock Purchase Agreement, dated March 12, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.46 (j)         Amendment No. 5 to Financing Agreement, dated March 17, 2003, between the Company and Rosenthal & Rosenthal, Inc.

10.47 (j)         Amendment No. 2 to Reimbursement Agreement, dated March 10, 2003, between the Company and Quantum Industrial
                  Partners LDC.

10.48 (j)         Warrant No. 4 dated March 17, 2003, issued to Quantum Industrial Partners LDC.

10.49 (j)         Warrant No. 5 dated March 17, 2003, issued to SFM Domestic Investments LLC.

10.50 (k)         Series E Preferred Stock Purchase Agreement, dated May 21, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.51 (l)         Note Purchase Agreement, dated as of July 16, 2003, by and between the Registrant and the investors listed on
                  Schedule 1 thereto.

10.52 (l)         Demand Promissory Note, dated as of July 16, 2003, issued to Quantum Industrial Partners LDC.

10.53 (l)         Demand Promissory Note, dated as of July 16, 2003, issued to SFM Domestic Investments LLC.

10.54 (m)         Note Purchase Agreement, dated as of October 17, 2003, by and between the Registrant and the investors listed on
                  Schedule 1 thereto.

10.55 (m)         Demand Promissory Note, dated as of October 17, 2003, issued to Quantum Industrial Partners LDC.

10.56 (m)         Demand Promissory Note, dated as of October 17, 2003, issued to SFM Domestic Investments LLC.

10.57 (n)         Employment Agreement dated as of September 22, 2003 by and between Bluefly, Inc. and Melissa Payner-Gregor.

10.58 (n)         Amendment to Financing Agreement dated October 2, 2003.

10.59 (o)         Agreement of Termination of Employment dated November 21, 2003 by and between Jonathan Morris and Bluefly.

10.60 (p)         Common Stock and Warrant Purchase Agreement dated January 9, 2004 by and among the Company and the Investors listed on Schedule 1 thereto.

10.61 (q)         Amendment to Promissory Notes, dated as of January 12, 2004, by and among the Company, Quantum Industrial Partners
                  LDC and SFM Domestic Investments LLC.

23.1              Consent of PricewaterhouseCoopers LLP.

21.1              Subsidiaries of the Registrant.

31.1              Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2              Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002.

32.2              Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act
                  of 2002.

     (a) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended March 31, 1997.
     (b) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended June 30, 1999.
     (c) Incorporated by reference to the Company's Annual report filed on Form 10-KSB for the year ended December 31, 1999.
     (d) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2000.
     (e) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2000.
     (f) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2000.
     (g) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2001.
     (h) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2002.
     (i) Incorporated by reference to the Company's report on Form 8-K, dated October 1, 2002.
     (j) Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.
     (k) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2003.
     (l) Incorporated by reference to the Company's report on Form 8-K, dated July 17, 2003.
     (m) Incorporated by reference to the Company's report on Form 8-K, dated October 20, 2003.
     (n) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2003.
     (o) Incorporated by reference to the Company's report on Form 8-K, dated November 21, 2003.
     (p) Incorporated by reference to the Company's report on Form 8-K, dated January 13, 2004.

     (q) Incorporated by reference to the Company's report on Form 8-K, dated January 16, 2004.

     + Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been redacted.

     (d)  Reports on Form 8-K.

          Form 8-K filed on November 21, 2003 regarding the resignation of Jonathan B. Morris of his position as Executive Vice President of the Company.

          Form 8-K filed on October 20, 2003 regarding the issuance of the October Notes.

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

March 2, 2004

               In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                            Date
---------                               -----                                            ----
/s/ E. Kenneth Seiff
----------------------------
E. Kenneth Seiff                        Chairman of the Board of Directors, Chief        March 2, 2004
                                        Executive Officer
                                        and Treasurer (Principal Executive Officer)

/s/ Melissa Payner-Gregor               President and Director                           March 2, 2004
----------------------------
Melissa Payner-Gregor

/s/ Patrick C. Barry
----------------------------
Patrick C. Barry                        Chief Financial Officer and Chief Operating      March 2, 2004
                                        Officer (Principal Accounting Officer)

/s/ Josephine R. Esquivel
----------------------------
Josephine R. Esquivel                   Director                                         March 2, 2004

/s/ Alan Kane
----------------------------
Alan Kane                               Director                                         March 2, 2004

/s/ Martin Miller
----------------------------
Martin Miller                           Director                                         March 2, 2004

/s/ Neal Moszkowski
----------------------------
Neal Moszkowski                         Director                                         March 2, 2004

/s/ Robert G. Stevens
----------------------------
Robert G. Stevens                       Director                                         March 2, 2004

/s/ David Wassong
----------------------------
David Wassong                           Director                                         March 2, 2004