Form 10-K/A
period 2003-12-31
BLUEFLY INC
filed 2004-03-29
CIK 1030896

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-K/A


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


As of March 24, 2004 there were 14,565,385 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2003, based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation SmallCap Market, was approximately $5,621,000.

Reason for Amendment

This Form 10 K/A (this "Amendment") amends and supplements the Form 10-K (the "Original 10-K") filed by Bluefly, Inc., a Delaware Corporation (the "Company"), on March 4, 2004. The sole purposes of this Amendment are to amend and revise
(a) Part II Item 8 to supplement the disclosure related to the accrued dividends on the Company's Preferred Stock, (b) Part III Item 10 of the Original 10-K to include additional information regarding the biographies of certain of its Board Members, and (c) to correct an inadvertent omission from Exhibit 31.1 and
Exhibit 31.2.

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

Commitments and contingencies (Note 7)

Shareholders' equity
Series A Preferred Stock - $.01 par value; 500,000 shares authorized,
 460,000 and 500,000 shares issued and outstanding as of December 31,
 2003 and 2002, respectively (liquidation preference: $9.2 million plus
 accrued dividends of $4.0 million)                                                          5,000              5,000
Series B Preferred Stock - $.01 par value; 9,000,000 shares authorized,
 8,889,414 and 8,910,782 shares issued and outstanding as of December 31,
 2003 and 2002, respectively (liquidation preference: $30 million plus
 accrued dividends of $5.2 million)                                                         89,000             89,000
Series C Preferred Stock - $.01 par value; 3,500 shares authorized,
 1,000 shares issued and outstanding as of December 31, 2003 and 2002,
 (liquidation preference: $1 million plus accrued dividends of $102,000)                         -                  -
Series D Preferred Stock - $.01 par value; 7,150 shares authorized,
 7,136.548 shares issued and outstanding as of December 31, 2003; no shares authorized, issued and outstanding as of December 31, 2002,
 (liquidation preference: $7.1 million plus accrued dividends of $678,000)                       -                  -
Series E Preferred Stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of December 31, 2003; no shares authorized, issued and outstanding as of December 31, 2002, (liquidation preference:
 $1.0 million plus accrued dividends of $74,000)                                                 -                  -
Series 2002 Convertible Preferred Stock - $.01 par value;
 2,100 shares authorized, and 0 and 2,100 shares issued and outstanding as of December 31, 2003 and 2002, respectively (liquidation preference:
 $2.1 million)                                                                                   -                  -
Common Stock - $.01 par value; 92,000,000 shares authorized, 12,894,166 and 10,391,904 shares issued and outstanding as of December 31, 2003
 and 2002, respectively                                                                    129,000            104,000
Additional paid-in capital                                                             102,392,000         92,628,000
Accumulated deficit                                                                    (92,336,000)       (85,742,000)
                                                                                   ---------------    ---------------
        Total shareholders' equity                                                      10,279,000          7,084,000
                                                                                   ---------------    ---------------
        Total liabilities and shareholders' equity                                 $    22,998,000    $    16,595,000
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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2003
--------------------------------------------------------------------------------


        LIQUIDATION PREFERENCE
        Each share of Outstanding Preferred Stock has a liquidation preference equal to the greater of (i) its stated value plus accrued dividends (and, in the case of the Series B Preferred Stock an additional $10 million, resulting in an aggregate liquidation preference for all Outstanding Preferred Stock of $48,300,000 plus accrued dividends) or
        (ii) the amount that the holder of such share would receive if it were to convert such share into shares of Common Stock immediately prior to the liquidation, dissolution or winding up of the Company. The liquidation preference and accrued dividends on each series of Preferred Stock at December 31, 2003 is as follows:

                                               Accrued Dividends
                                                 at December 31,      Liquidation
                              Stated Value            2003            Preference
                           ------------------  ------------------  ------------------
Series A Preferred Stock            9,200,000           3,979,000          13,179,000
Series B Preferred Stock           30,000,000           5,218,000          35,218,000
Series C Preferred Stock            1,000,000             102,000           1,102,000
Series D Preferred Stock            7,100,000             678,000           7,778,000
Series E Preferred Stock            1,000,000              74,000           1,074,000
Total                      $       48,300,000  $       10,051,000  $       58,351,000

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


Melissa Payner-Gregor, has served as our President since September 2003. From December 2000 to March 2003, Ms. Payner-Gregor served as CEO and President of Spiegel Catalog. She was also a board member of The Spiegel Group, Inc. ("Spiegel"). From December 2000 to March 2003. From 1997 to 2000, Ms. Payner-Gregor was the Sr. Vice President of Merchandising and Advertising of Spiegel. Spiegel filed a plan of reorganization under Chapter 11 of the Federal Bankruptcy code in March 2003. From 1995 to 1997, Ms. Payner-gregor was President and a board member of Chico FAS, Inc. Ms. Payner-Gregor has also held senior executive positions with Guess?, Inc., Pastille (a Division of Neiman Marcus) and Henri Bendel.


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

                                   SIGNATURES


               Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be duly signed on its behalf by the undersigned, thereunto duly authorized.


                                       BLUEFLY, INC.


                                       By: /s/ E. Kenneth Seiff
                                           ----------------------------
                                           E. Kenneth Seiff
                                           Chief Executive Officer and President


March 29, 2004

               Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                               Title                                            Date
---------                               -----                                            ----
/s/ E. Kenneth Seiff
----------------------------
E. Kenneth Seiff                        Chairman of the Board of Directors, Chief        March 29, 2004
                                        Executive Officer
                                        and Treasurer (Principal Executive Officer)

/s/ Melissa Payner-Gregor               President and Director                           March 29, 2004
----------------------------
Melissa Payner-Gregor

/s/ Patrick C. Barry
----------------------------
Patrick C. Barry                        Chief Financial Officer and Chief Operating      March 29, 2004
                                        Officer (Principal Accounting Officer)

/s/ Josephine R. Esquivel
----------------------------
Josephine R. Esquivel                   Director                                         March 29, 2004

/s/ Alan Kane
----------------------------
Alan Kane                               Director                                         March 29, 2004

/s/ Martin Miller
----------------------------
Martin Miller                           Director                                         March 29, 2004

/s/ Neal Moszkowski
----------------------------
Neal Moszkowski                         Director                                         March 29, 2004

/s/ Robert G. Stevens
----------------------------
Robert G. Stevens                       Director                                         March 29, 2004

/s/ David Wassong
----------------------------
David Wassong                           Director                                         March 29, 2004