Form 10-Q
period 2004-03-31
BLUEFLY INC
filed 2004-05-03
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 31, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ______ to ______

                        Commission File Number: 001-14498

                                   ----------

                                  BLUEFLY, INC.
             (Exact name of registrant as specified in its charter)

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

As of April 28, 2004, the issuer had outstanding 15,565,385 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 2004
                and December 31, 2003 (unaudited)                                           3

         Consolidated Condensed Statements of Operations for the three months ended
                March 31, 2004 and 2003 (unaudited)                                         4

         Consolidated Condensed Statements of Cash Flows for the three months ended
                March 31, 2004 and 2003 (unaudited)                                         5

         Notes to Consolidated Condensed Financial Statements                               6


Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                                    9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk                        15

Item 4.  Controls and Disclosures                                                          16

Part II. Other Information                                                                 16

Item 1.  Legal Proceedings                                                                 16

Item 2.  Changes in Securities and Use of Proceeds                                         16

Item 6.  Exhibits and Reports on Form 8-K                                                  16

Signature                                                                                  18

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
               CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                                                MARCH 31,       DECEMBER 31,
                                                                                                  2004              2003
                                                                                             --------------    --------------
                                     ASSETS
Current assets
  Cash and cash equivalents                                                                  $   12,081,000    $    7,721,000
  Inventories, net                                                                               10,482,000        11,340,000
  Accounts receivable, net of allowance for doubtful accounts                                     1,438,000         1,157,000
  Prepaid expenses                                                                                  195,000           253,000
  Other current assets                                                                              535,000           453,000
                                                                                             --------------    --------------
     Total current assets                                                                        24,731,000        20,924,000

Property and equipment, net                                                                       1,525,000         1,659,000

Other assets                                                                                        411,000           415,000
                                                                                             --------------    --------------
     Total assets                                                                            $   26,667,000    $   22,998,000
                                                                                             ==============    ==============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                           $    4,003,000    $    3,156,000
  Accrued expenses and other current liabilities                                                  3,046,000         3,869,000
  Deferred revenue                                                                                1,577,000         1,252,000
  Warrant liability                                                                                 835,000                --
  Notes payable to related party shareholders                                                       182,000           182,000
                                                                                             --------------    --------------
     Total current liabilities                                                                    9,643,000         8,459,000

Note payable to related party shareholders                                                        4,000,000         4,000,000
Long-term interest payable to related party shareholders                                            278,000           159,000
Long-term capital lease liability                                                                    20,000           101,000
                                                                                             --------------    --------------
     Total liabilities                                                                           13,941,000        12,719,000
                                                                                             --------------    --------------

Commitments and contingencies

Shareholders' equity
  Series A Preferred stock - $.01 par value; 500,000 shares authorized, 460,000 issued and outstanding as of March 31, 2004 and December 31, 2003, respectively
   (liquidation preference: $9.2 million plus accrued dividends of $4.2 million and
   $4.0 million as of March 31, 2004 and December 31, 2003, respectively)                             5,000             5,000
  Series B Preferred stock - $.01 par value; 9,000,000 shares authorized,
   8,889,414 shares issued and outstanding as of March 31, 2004 and December 31,
   2003, respectively (liquidation preference: $30 million plus accrued dividends of $5.7 million and $5.2 million as of March 31, 2004 and December 31, 2003,
   respectively)                                                                                     89,000            89,000
  Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding as of March 31, 2004 and December 31, 2003, respectively (liquidation preference: $1 million plus accrued dividends of
   $124,000 and $102,000 as of March 31, 2004 and December 31, 2003, respectively)                       --                --
  Series D Preferred stock - $.01 par value; 7,150 shares authorized, 7,136.548 issued and outstanding as of March 31, 2004 and December 31, 2003 (liquidation preference: $7.1 million plus accrued dividends of $896,000 and $678,000 as of
   March 31, 2004 and December 31, 2003, respectively)                                                   --                --
  Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of March 31, 2004 and December 31, 2003, respectively
   (liquidation preference: $1.0 million plus accrued dividends of $103,000 and
   $74,000 as of March 31, 2004 and December 31, 2003, respectively)                                     --                --
  Common stock - $.01 par value; 92,000,000 shares authorized and 14,565,385 and
   12,894,166 shares issued and outstanding as of March 31, 2004 and December 31,
   2003, respectively                                                                               146,000           129,000
  Additional paid-in capital                                                                    105,952,000       102,392,000
  Accumulated deficit                                                                           (93,466,000)      (92,336,000)
                                                                                             --------------    --------------
     Total shareholders' equity                                                                  12,726,000        10,279,000
                                                                                             --------------    --------------
     Total liabilities and shareholders' equity                                              $   26,667,000    $   22,998,000
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

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                    --------------------------------
                                                                         2004              2003
                                                                    --------------    --------------
Net sales                                                           $   11,114,000    $    8,257,000
Cost of sales                                                            7,332,000         6,400,000
                                                                    --------------    --------------
  Gross profit                                                           3,782,000         1,857,000

Selling, marketing and fulfillment expenses                              3,449,000         2,412,000
General and administrative expenses                                      1,759,000         1,203,000
                                                                    --------------    --------------
   Total operating expenses                                              5,208,000         3,615,000

Operating loss                                                          (1,426,000)       (1,758,000)

Interest and other income                                                  456,000             6,000
Interest expense                                                          (160,000)          (88,000)
                                                                    --------------    --------------

Net loss                                                            $   (1,130,000)   $   (1,840,000)

Preferred stock dividends                                               (1,024,000)         (638,000)
Deemed dividend related to beneficial conversion feature on
 Series C Preferred Stock                                                       --          (225,000)
                                                                    --------------    --------------

Net loss available to common shareholders                           $   (2,154,000)   $   (2,703,000)
                                                                    ==============    ==============

Basic and diluted loss per common share                             $        (0.15)   $        (0.25)
                                                                    ==============    ==============
Weighted average common shares outstanding
(basic and diluted)                                                     14,314,722        10,982,390
                                                                    ==============    ==============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    THREE MONTHS ENDED
                                                                                                         MARCH 31,
                                                                                             --------------------------------
                                                                                                  2004              2003
                                                                                             --------------    --------------
Cash flows from operating activities
  Net loss                                                                                   $   (1,130,000)   $   (1,840,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                                   362,000           402,000
    Provisions for returns                                                                         (588,000)         (421,000)
    Allowance for doubtful accounts                                                                  38,000            50,000
    Write-down of inventory                                                                         100,000            12,000
    Change in value of warrants                                                                    (261,000)
    Changes in operating assets and liabilities:
    (Increase) decrease in
      Inventories                                                                                   758,000           191,000
      Accounts receivable                                                                          (319,000)         (369,000)
      Prepaid expenses                                                                               58,000             1,000
      Other current assets                                                                          (82,000)          (15,000)
    Increase (decrease) in
      Accounts payable                                                                              847,000           348,000
      Accrued expenses and other current liabilities                                               (245,000)         (705,000)
      Long-term interest payable to related party shareholders                                      119,000             4,000
      Deferred revenue                                                                              325,000           160,000
                                                                                             --------------    --------------
  Net cash used in operating activities                                                             (18,000)       (2,182,000)
                                                                                             --------------    --------------

Cash flows from investing activities
  Purchase of property and equipment                                                               (224,000)          (44,000)
                                                                                             --------------    --------------
Net cash used in investing activities                                                              (224,000)          (44,000)
                                                                                             --------------    --------------
Cash flows from financing activities
  Net proceeds from January 2004 Financing                                                        4,577,000                --
  Net proceeds from exercise of stock options                                                        96,000                --
  Proceeds from issuance of Notes Payable (January 2003 Financing)                                       --         1,000,000
  Proceeds from sale of Series D Preferred Stock                                                         --         2,000,000
  Payments of capital lease obligation                                                              (71,000)          (47,000)
                                                                                             --------------    --------------
Net cash provided by financing activities                                                         4,602,000         2,953,000
                                                                                             --------------    --------------

Net increase in cash and cash equivalents                                                         4,360,000           727,000
Cash and cash equivalents - beginning of period                                                   7,721,000         1,749,000
                                                                                             --------------    --------------
Cash and cash equivalents - end of period                                                    $   12,081,000    $    2,476,000
                                                                                             ==============    ==============

Supplemental schedule of non-cash investing and financing activities:
  Exchange of note for equity                                                                            --    $    2,027,000
                                                                                             --------------    ==============
  Conversion of debt to equity                                                                           --    $    1,009,000
                                                                                             ==============    ==============
  Deemed dividend related to beneficial conversion feature on Series C Preferred Stock                   --    $      225,000
                                                                                             ==============    ==============
  Warrants issued to related party shareholders                                                          --    $       43,000
                                                                                             ==============    ==============
  Interest paid                                                                              $        7,000    $       15,000
                                                                                             ==============    ==============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K/A for the year ended December 31, 2003.

The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company believes that its current funds, together with working capital, will be sufficient to enable it to meet its planned expenditures through December 31, 2004. The Company may seek additional equity or debt financing to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer of designer fashions and home accessories at discount prices. The Company's Web store ("Bluefly.com" or "Web Site"), which was launched in September 1998, sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value.

NOTE 3 - JANUARY 2004 FINANCING

On January 12, 2004, the Company completed a private placement (the "New Financing") pursuant to which it raised $5,000,000. Under the terms of the deal, the Company issued 1,543,209 shares of Common Stock at $3.24 per share, which was 90% of the trailing five-day average of the Company's volume-weighted stock price as of December 29, 2003, the date that a preliminary agreement was reached as to the pricing of the deal. The Company also issued the new investors warrants to purchase 385,801 shares of Common Stock at any time during the next five years at an exercise price equal to $3.96 per share.
After professional fees and finders fees paid to brokers, the net proceeds were approximately $4,577,000.

In accordance with EITF 00-19, the Company accounted for the warrants issued in January 2004 at fair market value and classified the warrants as a liability because the Company may be required to make cash payments to the investors who purchased the warrants in the event that the registration statement covering the offer and sale of the shares underlying the warrants were to no longer be effective. The Company uses the Black-Scholes option pricing method (assumption: volatility 147%, risk free rate 3.76%, two year expected life and zero dividend yield) to calculate the value of the warrants. At January 12, 2004, the date of the transaction, the warrants had a value of $1,096,000. The value of the warrants will be marked to market each reporting period as a derivative gain or loss until the warrants are exercised or expire, or once the potential cash payments to the investors are no longer considered significant. At March 31, 2004, the value of the warrants had decreased from $1,096,000 to $835,000, and, accordingly the Company recognized $261,000 of other income for the quarter ended March 31, 2004.

Upon exercise or expiration of each of the warrants, or once the potential cash payments to the counterparty are no longer considered significant, the related liability will be reclassified to additional paid-in-capital. As of March 31, 2004, there were 385,801 warrants outstanding.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

The potential cash payments that require the warrants to be classified as a liability under EITF 00-19 result from provisions in the stock purchase agreement that require the Company to maintain the effectiveness of the registration statement covering the offer and sale of the shares underlying the warrant until at least January 11, 2005. In the event that the registration statement is not effective for more than 45 days during that period, the Company is required to pay liquidated damages equal to 0.0333% of the purchase price per day for the first 30 days that the registration statement is not effective and liquidated damages equal to 0.0667% of the purchase price for each day thereafter that the registration statement is not effective, to and including January 11, 2005. Based on this formula, the maximum penalty that the Company could have been required to pay as of March 31, 2004 was approximately 15% of the purchase price. Assuming that the Company maintains the effectiveness of the registration statement through June 17, 2004, the maximum penalty that could be incurred under this formula as of that date would be less than 10% of the purchase price. Based on current accounting guidance, the Company believes that the potential cash payments will no longer be considered significant at that time. Assuming that such potential cash payments are, in fact, no longer considered significant at that time, and no warrants are exercised prior to that time, the amount by which $835,000 (the value of the warrants as of March 31, 2004) is less than or exceeds the value of the warrants as of such date will be included as income or loss, as the case may be, in the Company's statement of operations for the three and six month periods ended June 30, 2004, and the related liability will be reclassified to additional paid-in-capital as of such date.

In January 2004, the Company also extended the maturity dates on the Convertible Promissory Notes issued to affiliates of Soros Private Equity Partners, LLC that collectively own a majority of its capital stock (collectively, "Soros") in July and October 2003 (the "Notes"). The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended to March 1, 2005. In February 2004, the maturity date of the Notes was further extended to May 1, 2005.

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

The Financing Agreement was amended in April 2004 to: (i) extend the term until March 30, 2005; (ii) substitute $1.25 million of cash collateral pledged by the Company for the $2.0 million standby letter of credit previously provided by Soros as collateral security for the Company's obligations under the Loan Facility; (iii) decrease the maximum amount available under the Loan Facility from $4.5 million to $4.0 million; (iv) increase the tangible net worth requirement to $7.0 million; (v) increase the working capital requirement to $6.0 million; and (vi) increase the minimum cash balance that the Company is required to maintain to $750,000 (exclusive of the $1.25 million in cash collateral).

As of March 31, 2004, the maximum availability under the Loan Facility was approximately $4.0 million of which approximately $2.4 million was committed, leaving approximately $1.6 million available against the Loan Facility.

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

             Security                    March 31, 2004    Exercise Prices      March 31, 2003     Exercise Prices
             --------                    --------------    ---------------      --------------     ---------------
             Options                          9,087,447    $0.69 - $16.60           9,570,412      $0.69 - $16.60
             Warrants                         1,704,945    $0.78 - $ 9.08           1,119,144      $0.78 -  $9.08
             Preferred Stock                 43,323,430*                           42,057,813*
             Convertible Notes                       --**                                  --

     * Excludes dividends on preferred stock, which are payable in cash or common stock, at the Company's option, upon conversion, redemption or liquidation.

     ** Excludes debt issued in connection with the July 2003 financing and October 2003 financing, which is currently not convertible into Common Stock.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE 6 -  STOCK BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123", SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" ("FIN 44") in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations for expense recognition. In connection with stock option grants to employees, no compensation expense has been recorded in fiscal quarters ended 2004 and 2003, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                                                  March 31, 2004    March 31, 2003
                                                                  --------------    --------------
Net loss, as reported                                             $   (1,130,000)   $   (1,840,000)
Deduct: total stock-based employee compensation
        expense determined under fair value based
        method for all awards                                           (742,000)       (1,142,000)
                                                                  --------------    --------------
Pro forma, net loss                                                   (1,872,000)       (2,982,000)

Loss per share:
   Basic and diluted, as reported                                 $        (0.15)   $        (0.25)
Basic and diluted, pro forma                                      $        (0.20)   $        (0.35)

The effects of applying SFAS No. 123 in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

NOTE 7 - OTHER INCOME

In June 2002, the Company entered into an agreement with a third party investor pursuant to which the investor committed to purchase approximately $7 million of Common Stock and warrants from the Company. The investor breached the contract by failing to consummate the investment, although it did provide the Company with $169,000 as a good faith deposit. In October 2002, the Company filed an action against the investor based on its failure to consummate the investment, and in December 2003, the court entered judgment in the Company's favor against the third party investor in the amount of $3,793,688. In the first quarter of 2004, following the expiration of all applicable appeal periods, the Company recognized the good faith deposit of $169,000 as other income, as a partial recognition of litigation settlement. Based on the information currently available to it regarding the investor's finances, the Company does not believe that it will be successful in collecting a material amount of additional funds as a result of the damages award.

In addition, as discussed in Note 3 above, the Company recognized $261,000 of other income for the quarter ended March 31, 2004

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

to adjust a liability associated with warrants issued by the Company to its fair value as of March 31, 2004.

NOTE 8 - RECLASSIFICATIONS

Certain amounts in the consolidated condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc., a Delaware corporation, is a leading Internet retailer of designer fashions and home accessories at outlet store prices. We sell over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. Bluefly.com, our Web site, was launched in September 1998.

Our net sales increased approximately 35% to $11,114,000 for the quarter ended March 31, 2004 from $8,257,000 for the first quarter ended March 31, 2003.

Our gross margin increased to 34.0% in the first quarter of 2004 from 22.5% in the first quarter of 2003. Gross margin during the first quarter of 2003 was significantly lower than it had been historically due to our decision to turn more of our out-of-season merchandise, as well as inventory items that we were particularly deep in, into cash that could be used to purchase new inventory, rather than holding the inventory for the next season. Given our stronger balance sheet, we do not expect to face the same issues in 2004 and, accordingly, we believe that our 2002 first quarter gross margin level of 32.7% provides a more useful comparison point. Our 34% gross margin level in the first quarter of 2004 represents an improvement over 2002 levels, and we believe that our margins for 2004 as a whole will be generally consistent with the first quarter. Of course, our gross margin is dependent upon a number of factors, including our ability to forecast demand and fashion trends accurately, and, accordingly, there can be no assurance that we will meet any particular margin level.

Our customer acquisition costs increased to $10.72 per customer in the first quarter of 2004, from $5.26 per customer in the first quarter of 2003 because we were more aggressive in our customer acquisition efforts. On average, the positive contribution to overhead that we generate from a customer's purchase exceeds our current customer acquisition costs by a significant margin. Accordingly, we believe that it may be prudent to continue to be more aggressive in acquiring customers (even though it may increase our customer acquisition costs in 2004 and beyond) in order to acquire larger numbers of customers with profitable ordering patterns.

Our reserve for returns and credit card chargebacks increased to 37% in the first quarter of 2004 from 36.7% in the first quarter of 2003. On the whole, our reserve for returns and credit card chargebacks has risen for the past three years, from 32% in 2001, to 36% in 2002 to 37% in 2003 as a result of increasing return rates. The increase in return rates has primarily been driven by shifts in our merchandise mix. However, we believe that the increase in return rates is more than offset by higher gross margins and average order sizes that have been generated by this shift in merchandise mix. While we are testing initiatives to reduce our return rates, we believe that the overall shift in merchandise mix has been beneficial to the overall gross profit realized per order. Accordingly, we do not expect return rates to decrease to 2001 levels in the near term.

From time to time, a portion of our inventory consists of out-of-season merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs.

At March 31, 2004, we had an accumulated deficit of $93,466,000, of which approximately $29,000,000 was the result of non-cash beneficial conversion charges incurred in connection with the reduction of the conversion price of the Company's Preferred Stock. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure. In order to expand our business, we intend to invest in sales, marketing,

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

CRITICAL ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of the allowances for sales returns, the recoverability of inventories and deferred tax valuation allowances. Actual amounts could differ significantly from these estimates.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in the Financial Statements" as amended. Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes. Revenue is recognized when all the following criteria are met:

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2003

The following table sets forth our statement of operations data, for the three months ended March 31st. All data is in thousands, except as indicated below:

                                                                     2004                  2003                  2002
                                                                     ----                  ----                  ----
                                                                         As a % of             As a % of              As a % of
                                                                         Net Sales             Net Sales              Net Sales
Net sales                                                      $ 11,114      100.0%  $  8,257      100.0%  $  7,646      100.0%
Cost of sales                                                     7,332       66.0%     6,400       77.5%     5,146       67.3%
                                                               --------              --------              --------
        Gross profit                                              3,782       34.0%     1,857       22.5%     2,500       32.7%

Selling, marketing and fulfillment expenses                       3,449       31.0%     2,412       29.2%     2,436       31.9%
General and administrative expenses                               1,759       15.8%     1,203       14.6%     1,062       13.9%
                                                               --------              --------              --------
        Total operating expenses                                  5,208       46.8%     3,615       43.8%     3,498       45.8%

Operating loss                                                   (1,426)     (12.8)%   (1,758)     (21.3)%     (998)     (13.1)%
Interest (expense) and other income, net                            296        2.7%       (82)      (1.0)%      (67)      (0.9)%
                                                               --------              --------              --------

        Net loss                                                 (1,130)     (10.1)%   (1,840)     (22.3)%   (1,065)     (13.9)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

                                                                                      2004         2003         2002
                                                                                      ----         ----         ----
Average Order Size (including shipping & handling)                                 $   189.56   $   167.20   $   161.76
Average Order Size Per New Customer (including shipping & handling)                $   166.90   $   153.01   $   144.73
Average Order Size Per Repeat Customer  (including shipping & handling)            $   202.67   $   175.18   $   171.53

New Customers Added during the Period                                                  33,335       27,031       24,873
Revenue from Repeat Customers as a % of total Revenue                                      68%          67%          67%
Customer Acquisition Costs                                                         $    10.72   $     5.26   $     9.40

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales for the three months ended March 31, 2004 increased by over 35% to $17,650,000, from $13,044,000 for the three months ended March 31, 2003. For the three months ended March 31, 2004, we recorded a provision for returns and credit card chargebacks and other discounts of $6,536,000, or approximately 37.0% of gross sales. For the three months ended March 31, 2003, the provision for returns and credit card chargebacks and other discounts was $4,787,000, or approximately 36.7% of gross

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

sales. The slight increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended March 31, 2004 were $11,114,000. This represents an increase of approximately 35% compared to the three months ended March 31, 2003, in which net sales totaled $8,257,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 23% higher compared to first quarter 2003) and an increase in average order size (approximately 13% higher compared to the first quarter 2003). For the three months ended March 31, 2004 revenue from shipping and handling (which is included in net sales) increased by 34% to $837,000 from $623,000 for the quarter ended March 31, 2003. Revenue as a whole increased at a slightly higher rate than shipping and handling revenue because of the increase in average order size.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2004 totaled $7,332,000, resulting in gross margin of approximately 34%. Cost of sales for the three months ended March 31, 2003 totaled $6,400,000, resulting in gross margin of 22.5%. Gross profit increased by over 103%, to $3,782,000 for the three months ended March 31, 2004 compared to $1,857,000 for the three months ended March 31, 2003. The growth in gross margin is primarily the result of increased product margins. In the first quarter of 2003, lower gross margin resulted primarily from our decision to turn more of our out-of-season merchandise, as well as inventory items that we were particularly deep in, into cash that could be used to purchase new inventory, rather than holding the inventory for the next season. Because we currently have a significantly stronger balance sheet than we did during a large part of 2003, we do not expect to face the same issues in 2004. In addition, our merchandise strategy is now focused on offering the most current trends, which allows us to generate a higher product margin while still providing significant value to our customers.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 38% in the first three months of 2004 compared to the first three months of 2003. Selling, marketing and fulfillment expenses were comprised of the following:

                          Three Months Ended    Three Months Ended    Percentage Difference
                            March 31, 2004        March 31, 2003       increase (decrease)
                          ------------------    ------------------    ---------------------
    Marketing                   $    579,000          $    260,000                   122.7%
    Operating                      1,501,000             1,135,000                    32.2%
    Technology                       986,000               715,000                    37.9%
    E-Commerce                       383,000               302,000                    26.8%
                                ------------          ------------
                                $  3,449,000          $  2,412,000                    43.0%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased slightly to 31.0% for the three months ended March 31, 2004 from 29.2% in the three months ended March 31, 2003. The increase in selling, marketing and fulfillment expenses as a percentage of net sales resulted from an increase of approximately 123% in marketing expenses.

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. Marketing expenses increased by a higher percentage than revenue because of a 104% increase in customer acquisition cost. Customer acquisition costs increased to $10.72 per customer for the three months ended March 31, 2004, from $5.26 per customer for the three months ended March 31, 2003 because we were more aggressive in our customer acquisition efforts (acquiring over 23% more new customers in the first quarter of 2004 than we acquired in the first quarter of 2003). On average, the positive contribution to overhead that we generate from a customer's purchase exceeds our current customer acquisition costs by a significant margin. Accordingly, we believe that it may be prudent to continue to be more aggressive in acquiring customers (even thought it may increase our customer acquisition costs in 2004 and beyond) in order to acquire larger numbers of customers with profitable ordering patterns.

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first three months of 2004 by approximately 32% compared to the first three months of 2003 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees). The increase in operating expenses was largely the result of costs associated with our temporary clearance store, which closed in March.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the three months ended March 31, 2004 technology expenses increased by approximately 38% compared to the three months ended March 31, 2003. This increase resulted from an increase in headcount and salary related expenses, an increase in web hosting expense, as well as an increase in depreciation expense related to new purchases. During the first quarter of 2004 there were 15 people in the department compared to 11 in the first quarter of 2003. We believe that our headcount in the technology department will continue to increase throughout the year, as we intend to invest in the roll-out of new features that drive the performance of our business.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the three months ended March 31, 2004, this amount increased by approximately 27% as compared to the three months ended March 31, 2003, primarily due to an increase in salary related expenses as well as an increase in expenses associated with outside research tools. We believe that our increased investment in the e-commerce group played a key role in the growth of our business during the first quarter, and we intend to continue to invest in this area throughout the year.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2004 increased by approximately 46% to $1,759,000 as compared to $1,203,000 for the three months ended March 31, 2003. The increase in general and administrative expenses was primarily the result of increased salary and benefit expenses. We expect to continue to add to our merchandising team throughout the year.

As a percentage of net sales, general and administrative expenses for the first quarter of 2004 increased slightly to approximately 15.8% from 14.6%.

Loss from operations: Operating loss decreased by almost 19% in the first three months of 2004 to $1,426,000 from $1,758,000 in the first three months of 2003 as a result of the increase in gross margin.

Interest and other income: Other income for the three months ended March 31, 2004 increased to $456,000 from $6,000 for the three months ended March 31, 2003. The increase resulted from $261,000 recognized to adjust a liability associated with warrants issued by us to their fair value as of March 31, 2004, the $169,000 realized in connection with the judgment we received in the Breider Moore litigation and an increase in interest income earned on our cash balance.

Interest expense: Interest expense for the three months ended March 31, 2004 totaled $160,000, and related primarily to fees paid in connection with the Loan Facility and interest expense on the Convertible Notes. For the three months ended March 31, 2003, interest expense totaled $88,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2004, we had approximately $12.1 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $15.1 million. In addition, as of March 31, 2004, we had approximately $2.4 million of borrowings committed under the Loan Facility, leaving approximately $1.6 million of availability. In January of 2004, we raised $5,000,000 through the sale of 1,543,209 shares of our common stock and warrants to purchase an additional 385,801 shares of our common stock at an exercise price of $3.96 per share. In January 2004, we also extended the maturity dates on the Convertible Promissory Notes issued to Soros in July and October 2003. The Notes originally matured in January and April 2004, respectively, and the maturity date was extended to March 1, 2005. In February 2004, the maturity date on the on the

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

Convertible Promissory Notes issued to affiliates of Soros were again extended to May 1, 2005

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and is dependent, among other things, on the Company having at least $7.0 million of tangible net worth, $6.0 million of working capital and cash balances of at least $750,000 (exclusive of the $1.25 million cash collateral pledged to Rosenthal to secure our obligations under the Loan Facility). In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

We believe that our current funds, together with working capital, will be sufficient to enable us to meet our planned expenditures through December 31, 2004. We may seek additional equity or debt financing to maximize the growth of our business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to us, and/or we do not achieve our sales plan, future operations will need to be modified, scaled back or discontinued.

Loan Facility

Pursuant to the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The Rosenthal Financing Agreement was amended in April 2004 to: (i) extend the term until March 30, 2005; (ii) substitute $1.25 million of cash collateral pledged by the Company for the $2.0 million standby letter of credit previously provided by Soros as collateral security for the Company's obligations under the Loan Facility; (iii) decrease the maximum amount available under the Loan Facility from $4.5 million to $4.0 million; (iv) increase the tangible net worth requirement to $7.0 million; (v) increase the working capital requirement to $6.0 million; and (vi) increase the minimum cash balance that the Company is required to maintain to $750,000 (exclusive of the $1.25 million in cash collateral). Because we removed the requirement that Soros provide a standby letter of credit to secure the Loan Facility, we are no longer subject to an agreement with Soros that previously required us to issue additional warrants to Soros with an exercise price equal to 75% of market price in the event that Rosenthal were to draw on Soros' letter of credit.

Interest accrues monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1%. We pay an annual facility fee equal to 1.5% of the portion of the Loan Facility that is provided on the basis of our inventory level. This formula currently results in an annual facility fee of $33,750. We also pay Rosenthal certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty
(30) days such letter of credit, or a portion thereof, remains open.

In consideration for the Loan Facility, among other things, we granted to Rosenthal a first priority lien on substantially all of our assets, including control of all of our cash accounts (including the $1.25 million of cash collateral, which has been placed in a segregated, restricted account) upon an event of default and certain of our cash accounts in the event that the total amount of funded debt loaned to us under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility for more than 10 days.

Under the terms of the Loan Facility, Soros has the right to purchase all of our obligations from Rosenthal at any time during its term.

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

Commitments and Long Term Obligations

As of March 31, 2004, we had the following commitments and long term obligations:

                                    2004          2005          2006          2007          2008       Thereafter      Total
                                -----------   -----------   -----------   -----------   -----------   -----------   ------------
Marketing and Advertising       $   122,000            --            --            --            --            --   $    122,000
Operating Leases                    342,000       461,000       468,000       481,000       441,000       475,000   $  2,668,000
Capital Leases                      243,000       101,000            --            --            --            --   $    344,000
Employment Contracts*             1,590,000       911,000       630,000        99,000            --            --   $  3,230,000
Notes payable to shareholders       182,000     4,000,000            --            --            --            --   $  4,182,000
                                -----------   -----------   -----------   -----------   -----------   -----------   ------------
  Grand total                   $ 2,479,000     5,473,000     1,098,000       580,000       441,000       475,000   $ 10,546,000

* Does not include $75,000 that we are required to pay our President if she relocates herself and her family to the New York City area on or before August 31, 2004. She will also be entitled to stock options to purchase an additional 100,000 shares of our common stock at $1.56 per share if she relocates within that timeframe.

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

ITEM 4.  CONTROLS AND DISCLOSURES.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; need for additional capital and potential inability to raise such capital; the risk of default by us under the Rosenthal financing agreement and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in our Preferred Stock and Convertible Notes; risks associated with Soros owning a majority of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services,

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting and fulfillment centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to its Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales; and risks associated with the agreements with Soros with respect to a change of control and the liquidation preference of the Preferred Stock owned by Soros.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

In October 2002, we commenced an action against Breider Moore & Co. LLC ("Breider Moore") and Joseph Breider in the Supreme Court of the State of New York, County of New York, as a result of Breider Moore's failure to consummate an agreed upon $7 million investment in the Company. In the action, we asserted a breach of contract claim against Breider Moore, fraud claims against Breider Moore and Mr. Breider and a piercing the corporate veil claim against Mr. Breider. In February 2003, we obtained summary judgment on our breach of contract claim, and our piercing the corporate veil claim was dismissed. One of our fraud claims is still pending, and the other has been dismissed. Given that we had been granted summary judgment on our breach of contract claim, an evidentiary hearing on our damages was held before a special referee in May 2003. In July 2003, the special referee recommended that we be awarded damages in the amount of approximately $3.3 million for our breach of contract claim against Breider Moore. In December 2003, the court entered judgment in our favor against Breider Moore in the amount of $3,793,688. In the first quarter of 2004, following the expiration of all applicable appeal periods, we recognized a good faith deposit of $169,000 previously provided by Breider Moore as other income, as a partial offset of the damages incurred. Based on the information currently available to us regarding Breider Moore's finances, we do not believe that it will be successful in collecting a material amount of additional funds as a result of the damages award.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

Recent Sales of Unregistered Securities

In January 2004, we completed a private placement pursuant to which we raised $5,000,000 from a group of investors led by Redwood Grove Capital Management, LLC, a California-based private equity firm. Under the terms of the deal, we issued 1,543,209 shares of Common Stock at $3.24 per share, which was 90% of the trailing five-day average of our volume-weighted stock price as of December 29, 2003, the date that a preliminary agreement was reached as to the pricing of the deal. We also issued to the new investors warrants to purchase 385,801 shares of Common Stock at any time during the next five years at an exercise price of $3.96 per share. We agreed to file a registration statement with the Securities and Exchange Commission on behalf of these new investors within 30 days of the closing, in order to register the resale of the Common Stock issued, as well as the Common Stock underlying the warrants, and to use commercially reasonable efforts to have such registration statement declared effective within 90 days of the closing. We also agreed to certain liquidated damages provisions to the extent that we did not meet these deadlines. We filed the required registration statement on January 16, 2004, and the registration statement was declared effective on April 1, 2004. Accordingly, no liquidated damages have been incurred to date, although they could be incurred in the future were the registration statement to become subject to a stop order or a blackout period for an extended period of time. We paid Enable Capital, LLC and Broadband Capital Management finders fees of $194,000 and $100,000, respectively, in consideration for their roles in introducing us to the participants in the transaction.

The above-described sales were deemed exempt from registration under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to Section 4(2) of the Securities Act.

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following is a list of exhibits filed as part of this Report:

       EXHIBIT NUMBER                                     DESCRIPTION
       ---------------------------------------------------------------
       10.62                Amended and Restated Financing Agreement, dated as of April 21, 2004, by and between the
                            Company and Rosenthal & Rosenthal, Inc. (incorporated by reference to Exhibit 99.1 to the
                            Company's Current Report on Form 8-K, filed on April 22, 2004).

       10.63*               Amendment, dated as of March 17, 2004, to the Services Agreement, dated as of July 27, 2000, between Distribution Associates, Inc. and the Company.

       31.1                 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

       31.2                 Certification Pursuant to Rule 13a-14(a)/15d-14(a)

       32.1                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

       32.2                 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the
                            Sarbanes-Oxley Act of 2002

      * Confidential treatment requested as to certain portions of this Exhibit. Such portions have been redacted.

(b)    Reports on Form 8-K:

Current Report on Form 8-K, filed on January 13, 2004, regarding the consummation of a $5 million private placement of common stock and warrants.

Current Report on Form 8-K, filed on January 16, 2004, attaching the press release announcing the extension of the maturity date of the Convertible Notes.

Current Report on Form 8-K, filed on February 19, 2004, attaching the press release announcing the Company's results of operations for the quarter and year ended December 31, 2003.

                                  BLUEFLY, INC.
                                 MARCH 31, 2004

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

May 3, 2004