Form 10-Q
period 2004-06-30
BLUEFLY INC
filed 2004-08-13
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2004

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

As of August 11, 2004, the issuer had outstanding 14,640,301 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                         PAGE
                                                                         ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of June 30, 2004
            and December 31, 2003 (unaudited)                              3

         Consolidated Condensed Statements of Operations for the six
            months ended June 30, 2004 and 2003 (unaudited)                4

         Consolidated Condensed Statements of Operations for the three
            months ended June 30, 2004 and 2003 (unaudited)                5

         Consolidated Condensed Statements of Cash Flows for the six
            months ended June 30, 2004 and 2003 (unaudited)                6

         Notes to Consolidated Condensed Financial Statements              7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                     10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk       18

Item 4.  Controls and Disclosures                                         18

Part II. Other Information                                                19

Item 1.  Legal Proceedings                                                19

Item 6.  Exhibits and Reports on Form 8-K                                 19

Signature                                                                 21

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  BLUEFLY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                            JUNE 30,      DECEMBER 31,
                                                                              2004            2003
                                                                         -------------    -------------
                                     ASSETS
Current assets
  Cash and cash equivalents                                              $   9,102,000    $   7,721,000
  Restricted cash                                                            1,250,000               --
  Inventories, net                                                           9,651,000       11,340,000
  Accounts receivable, net of allowance for doubtful accounts                1,258,000        1,157,000
  Prepaid expenses                                                             288,000          253,000
  Other current assets                                                         342,000          453,000
                                                                         -------------    -------------
        Total current assets                                                21,891,000       20,924,000

Property and equipment, net                                                  1,527,000        1,659,000

Other assets                                                                   406,000          415,000
                                                                         -------------    -------------
        Total assets                                                     $  23,824,000    $  22,998,000
                                                                         =============    =============
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                       $   2,328,000    $   3,122,000
  Accrued expenses and other current liabilities                             2,700,000        3,869,000
  Deferred revenue                                                           1,593,000        1,252,000
  Notes payable to related party shareholders, includes interest
   payable of $443,000 in 2004 and $34,000 in 2003                           4,625,000          216,000
                                                                         -------------    -------------
        Total current liabilities                                           11,246,000        8,459,000

Note payable to related party shareholders                                          --        4,000,000
Long-term interest payable to related party shareholders                            --          159,000
Long-term capital lease liability                                                   --          101,000
                                                                         -------------    -------------
        Total liabilities                                                   11,246,000       12,719,000
                                                                         -------------    -------------
Commitments and contingencies

Shareholders' equity
  Series A Preferred stock - $.01 par value; 500,000 shares
   authorized, 460,000 issued and outstanding (liquidation preference:
   $9.2 million plus accrued dividends of $4.5 million and $4.0
   million as of  June 30, 2004 and December 31, 2003, respectively)             5,000            5,000
  Series B Preferred stock - $.01 par value; 9,000,000 shares authorized, 8,889,414 shares issued and outstanding  (liquidation preference: $30 million plus accrued dividends of $6.2 million and
   $5.2 million as of June 30, 2004 and December 31, 2003,
   respectively)                                                                89,000           89,000
  Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding  (liquidation preference:
   $1 million plus accrued dividends of $145,000 and $102,000 as of
   June 30, 2004 and December 31, 2003, respectively)                               --               --
  Series D Preferred stock - $.01 par value; 7,150 shares authorized,
   7,136.548 issued and outstanding (liquidation preference: $7.1 million plus accrued dividends of $1.1 million and $678,000 as of
   June 30, 2004 and December 31, 2003, respectively)                               --               --
  Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding (liquidation preference: $1.0 million plus accrued dividends of $135,000 and $74,000 as of June 30, 2004 and
   December 31, 2003, respectively)                                                 --               --
  Common stock - $.01 par value; 92,000,000 shares authorized and
   14,592,388 and 12,894,166 shares issued and outstanding as of June
   30, 2004 and December 31, 2003, respectively                                146,000          129,000
  Additional paid-in capital                                               106,512,000      102,392,000
  Accumulated deficit                                                      (94,174,000)     (92,336,000)
                                                                         -------------    -------------
        Total shareholders' equity                                          12,578,000       10,279,000
                                                                         -------------    -------------
        Total liabilities and shareholders' equity                       $  23,824,000    $  22,998,000
                                                                         =============    =============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                              ------------------------------
                                                                   2004             2003
                                                              -------------    -------------
Net sales                                                     $  20,609,000    $  15,725,000
Cost of sales                                                    13,020,000       11,553,000
                                                              -------------    -------------
  Gross profit                                                    7,589,000        4,172,000

Selling, marketing and fulfillment expenses                       6,659,000        5,394,000
General and administrative expenses                               3,153,000        2,609,000
                                                              -------------    -------------
  Total operating expenses                                        9,812,000        8,003,000

Operating loss                                                   (2,223,000)      (3,831,000)

Interest and other income                                           785,000           22,000
Interest expense                                                   (400,000)        (154,000)
                                                              -------------    -------------
Net loss                                                      $  (1,838,000)   $  (3,963,000)

Deemed dividend related to beneficial conversion feature on
 Series C Preferred Stock                                                --         (225,000)

Preferred stock dividends                                        (2,086,000)      (1,483,000)
                                                              -------------    -------------

Net loss available to common shareholders                     $  (3,924,000)   $  (5,671,000)
                                                              =============    =============

Basic and diluted loss per common share                       $       (0.27)   $       (0.52)
                                                              =============    =============
Weighted average common shares outstanding
 (basic and diluted)                                             14,445,034       11,003,596
                                                              =============    =============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                    THREE MONTHS ENDED
                                                         JUNE 30,
                                              ------------------------------
                                                   2004             2003
                                              -------------    -------------
Net sales                                     $   9,495,000    $   7,468,000
Cost of sales                                     5,688,000        5,153,000
                                              -------------    -------------
  Gross profit                                    3,807,000        2,315,000
Selling, marketing and fulfillment expenses       3,210,000        2,982,000
General and administrative expenses               1,394,000        1,406,000
                                              -------------    -------------
  Total operating expenses                        4,604,000        4,388,000

Operating loss                                     (797,000)      (2,073,000)
Interest and other income                           329,000           16,000
Interest expense                                   (240,000)         (66,000)
                                              -------------    -------------
Net loss                                      $    (708,000)   $  (2,123,000)
Preferred stock dividends                        (1,062,000)        (845,000)
                                              -------------    -------------
Net loss available to common shareholders     $  (1,770,000)   $  (2,968,000)
                                              =============    =============
Basic and diluted loss per common share       $       (0.12)   $       (0.27)
                                              =============    =============
Weighted average common shares outstanding
 (basic and diluted)                             14,575,345       11,024,568
                                              =============    =============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                            SIX MONTHS ENDED
                                                                                 JUNE 30,
                                                                     -------------------------------
                                                                          2004             2003
                                                                     --------------   --------------
Cash flows from operating activities
  Net loss                                                           $   (1,838,000)  $   (3,963,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                           740,000        1,031,000
    Non-cash expense related to warrants issued to supplier                  95,000               --
    Provisions for returns                                                 (997,000)        (533,000)
    Allowance for doubtful accounts                                          98,000           88,000
    Write-down of inventory                                                 200,000          220,000
    Change in value of warrants                                            (564,000)              --
    Stock option expense                                                      2,000               --
    Changes in operating assets and liabilities:
       (Increase) decrease in
         Inventories                                                      1,394,000         (707,000)
         Accounts receivable                                               (199,000)        (370,000)
         Prepaid expenses                                                   (35,000)         103,000
         Other current assets                                               111,000          (37,000)
       Increase (decrease) in
         Accounts payable                                                  (794,000)         341,000
         Accrued expenses and other current liabilities                    (121,000)        (515,000)
         Interest payable to related party                                  250,000           10,000
         Deferred revenue                                                  341 000           131,000
                                                                     --------------   --------------
  Net cash used in operating activities                                  (1,317,000)      (4,201,000)
                                                                     --------------   --------------
Cash flows from investing activities
  Cash collateral in connection with Rosenthal Pledge Agreement          (1,250,000)              --
  Purchase of property and equipment                                       (599,000)        (262,000)
                                                                     --------------   --------------
Net cash used in investing activities                                    (1,849,000)        (262,000)
                                                                     --------------   --------------
Cash flows from financing activities
  Net proceeds from January 2004 Financing                                4,577,000               --
  Net proceeds from exercise of stock options                               122,000               --
  Proceeds from sale of Series D Preferred Stock                                 --        2,000,000
  Proceeds from issuance of Notes Payable (January 2003 Financing)               --        1,000,000
  Proceeds from sale of Series E Preferred Stock                                 --        1,000,000
  Payments of capital lease obligation                                     (152,000)       (116,000)
                                                                     --------------   --------------
Net cash provided by financing activities                                 4,547,000        3,884,000
                                                                     --------------   --------------
Net increase in cash and cash equivalents                                 1,381,000         (579,000)
Cash and cash equivalents - beginning of period                           7,721,000        1,749,000
                                                                     --------------   --------------
Cash and cash equivalents - end of period                            $    9,102,000   $    1,170,000
                                                                     ==============   ==============
Supplemental schedule of non-cash investing and financing
 activities:
  Exchange of note for equity                                                    --   $    2,027,000
                                                                     ==============   ==============
  Conversion of debt to equity                                                   --   $    1,009,000
                                                                     ==============   ==============
  Deemed dividend related to beneficial conversion feature on
   Series C Preferred Stock                                                      --   $      225,000
                                                                     ==============   ==============
  Warrants issued to related party shareholders                                  --   $       43,000
                                                                     ==============   ==============
  Interest paid                                                      $       84,000   $       43,000
                                                                     ==============   ==============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company believes that its current funds, together with working capital, will be sufficient to enable it to meet its planned expenditures through at least December 31, 2004. The Company may seek additional equity or debt financing to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, and/or the Company does not achieve its operating plan, future operations will need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. The Company's Web store ("Bluefly.com" or Web Site") was launched in September 1998.

NOTE 3 - JANUARY 2004 FINANCING

On January 12, 2004, the Company completed a private placement pursuant to which it raised $5,000,000. Under the terms of the deal, the Company issued 1,543,209 shares of Common Stock at $3.24 per share, which was 90% of the trailing five-day average of the Company's volume-weighted stock price as of December 29, 2003, the date that a preliminary agreement was reached as to the pricing of the deal. The Company also issued to the new investors warrants to purchase 385,801 shares of Common Stock at any time during the next five years at an exercise price equal to $3.96 per share. After professional fees and finders fees paid to brokers, the net proceeds from the transaction were approximately $4,577,000.

In accordance with EITF 00-19, the Company accounted for the warrants issued in January 2004 at fair market value and classified the warrants as a liability because the Company may be required to make cash payments to the investors who purchased the warrants in the event that the registration statement covering the offer and sale of the shares underlying the warrants were to no longer be effective. The Company used the Black-Scholes option pricing method (assumption: volatility 147%, risk free rate 3.76%, two year expected life and zero dividend yield) to calculate the value of the warrants. At January 12, 2004, the date of the transaction (the "Transaction Date"), the warrants had a value of $1,096,000. The value of the warrants was marked to market in each subsequent reporting period as a derivative gain or loss until June 17, 2004 (the "End Date"), at which time EITF 00-19 called for the warrants to be re-classified as equity because the maximum potential cash amount payable to the investors had decreased to the point where it was no longer considered significant.

During the period beginning on the Transaction Date and ending on the End Date, the value of the warrants decreased from $1,096,000 to $532,000, and, accordingly the Company recognized $564,000 and $303,000 of other income for the six months and the three months ended June 30, 2004, respectively.

In January 2004, the Company also extended the maturity dates on the Convertible Promissory Notes issued to affiliates of Soros Private Equity Partners, LLC that collectively own a majority of its capital stock (collectively, "Soros") in July and October 2003 (the "Notes"). The maturity dates of the Notes, which were originally January and April 2004, respectively, were

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

The Financing Agreement was amended in April 2004 to: (i) extend the term until March 30, 2005; (ii) substitute $1.25 million of cash collateral pledged by the Company for the $2.0 million standby letter of credit previously provided by Soros as collateral security for the Company's obligations under the Loan Facility; (iii) decrease the maximum amount available under the Loan Facility from $4.5 million to $4.0 million; (iv) increase the tangible net worth requirement to $7.0 million; (v) increase the working capital requirement to $6.0 million; and (vi) increase the minimum cash balance that the Company is required to maintain to $750,000 (exclusive of the $1.25 million in cash collateral). The cash collateral is included on the balance sheet as "Restricted Cash" and represents monies deposited in a segregated account that has been pledged to Rosenthal as collateral for the facility.

As of June 30, 2004, the maximum availability under the Loan Facility was approximately $3.5 million of which approximately $1.8 million was committed, leaving approximately $1.7 million available against the Loan Facility.

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

          Security                 June 30, 2004       Exercise Prices      June 30, 2003      Exercise Prices
          --------------------   -----------------    -----------------   -----------------   -----------------
          Options                        9,179,152     $ 0.69-$ 16.60             9,592,912   $ 0.69 - $ 16.60

          Warrants                       1,704,945      $ 0.78-$ 9.08             1,119,144    $ 0.78 - $ 9.08
          Preferred Stock               43,323,430*                              43,323,430*
          Convertible Notes                     --**                                     --

     * Excludes dividends on preferred stock, which are payable in cash or common stock, at the Company's option, upon conversion, redemption or liquidation.
     ** Excludes debt issued in connection with the July 2003 financing and October 2003 financing, which is currently not convertible into Common Stock.

NOTE 6 -  STOCK BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation"

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. In the fiscal quarter ended June 30, 2004, compensation expense of $2,000 was recorded in connection with certain options issued below market value to the Company's President in accordance with the terms of her employment agreement. Except for these options, no compensation expense has been recorded in fiscal quarters ended June 30, 2004 and June 30, 2003 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                             For the Six Months Ended       For the Three Months Ended
                                           -----------------------------   -----------------------------
                                           June 30, 2004   June 30, 2003   June 30, 2004   June 30, 2003
                                           -------------   -------------   -------------   -------------
Net loss, as reported                      $  (1,838,000)  $  (3,963,000)  $    (708,000)  $  (2,123,000)

Add: Stock-based employee compensation
 expense included in reported net income           2,000              --           2,000              --
Deduct: total stock-based employee
 compensation expense determined under
 fair value based method for all awards       (1,234,000)     (2,100,000)       (492,000)       (958,000)

Pro forma, net loss                           (3,070,000)     (6,063,000)     (1,198,000)     (3,081,000)

Loss Per Share:
    Basic and diluted, as reported         $       (0.27)  $       (0.52)  $       (0.12)  $       (0.27)
    Basic and diluted, pro forma           $       (0.36)  $       (0.71)  $       (0.16)  $       (0.36)

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

In addition, as discussed in Note 3 above, the Company recognized $564,000 of other income for the six months ended June 30, 2004 to adjust a liability associated with warrants issued by the Company to its fair value as of June 17, 2004 (at which point the liability was reclassified as equity in accordance with EITF 00-19 and described in Note 3).

NOTE 8 - RECLASSIFICATIONS

Certain amounts in the consolidated condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc., a Delaware corporation, is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. Bluefly.com, our Web site, was launched in September 1998.

Our net sales increased approximately 27% to $9,495,000 for the quarter ended June 30, 2004 from $7,468,000 for the second quarter ended June 30, 2003.

Our gross margin increased to 40.1% in the second quarter of 2004 from 31.0% in the second quarter of 2003. The 40.1% gross margin in the second quarter of 2004 represents the highest quarterly gross margin level we have ever achieved. While we believe that our gross margins in 2004 will be significantly better than they were in 2003, they may not consistently meet this record level. Indeed, our gross margin is dependent upon a number of factors, including our ability to forecast demand and fashion trends accurately, and, accordingly, there can be no assurance that we will meet any particular margin level.

Our customer acquisition costs decreased to $10.81 per customer in the second quarter of 2004, from $15.16 per customer in the second quarter of 2003. On average, the positive contribution to overhead that we generate from a customer's first purchase exceeds our current customer acquisition costs by a significant margin. Accordingly, we believe that it may be prudent to be more aggressive in acquiring customers (even though it may increase our customer acquisition costs in 2004 and beyond) in order to acquire larger numbers of customers with profitable ordering patterns.

Our reserve for returns and credit card chargebacks increased to 39.6% in the second quarter of 2004 from 37.7% in the second quarter of 2003. On the whole, our reserve for returns and credit card chargebacks has risen for the past three years, from 32% in 2001, to 36% in 2002 to 37% in 2003 as a result of increasing return rates. The increase in return rates has primarily been driven by shifts in our merchandise mix. However, we believe that the increase in return rates is more than offset by higher gross margins and average order sizes that have been generated by this shift in merchandise mix. While we are testing initiatives to reduce our return rates, we believe that the overall shift in merchandise mix has been beneficial to the overall gross profit realized per order. Accordingly, we do not expect return rates to decrease significantly in the near term, and they may in fact, increase.

From time to time, a portion of our inventory consists of out-of-season merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs.

At June 30, 2004, we had an accumulated deficit of $94,174,000, of which approximately $29,000,000 was the result of non-cash beneficial conversion charges incurred in connection with the reduction of the conversion price of the Company's Preferred Stock. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the near future. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

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

RESULTS OF OPERATIONS

For The Six Months Ended June 30, 2004 Compared To The Six Months Ended June 30, 2003

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

The following table sets forth our statement of operations data, for the six months ended June 30th. All data is in thousands except as indicated below:

                                                      2004                    2003                    2002
                                              ---------------------   ---------------------   ---------------------
                                                          As a % of               As a % of               As a % of
                                                          Net Sales               Net Sales               Net Sales
                                                          ---------               ---------               ---------
Net sales                                     $  20,609       100.0%  $  15,725       100.0%  $  14,445       100.0%
Cost of sales                                    13,020        63.2%     11,553        73.5%      9,538        66.0%
                                              ---------               ---------               ---------
         Gross profit                             7,589        36.8%      4,172        26.5%      4,907        34.0%

Selling, marketing and fulfillment expenses       6,659        32.3%      5,394        34.3%      5,095        35.3%
General and administrative expenses               3,153        15.3%      2,609        16.6%      2,269        15.7%
                                              ---------               ---------               ---------
         Total operating expenses                 9,812        47.6%      8,003        50.9%      7,364        51.0%

Operating loss                                   (2,223)      (10.8)%    (3,831)      (24.4)%    (2,457)      (17.0)%
Interest (expense) and other income                 385         1.9%       (132)       (0.8)%      (127)       (0.9)%
                                              ---------               ---------               ---------
         Net loss                                (1,838)       (8.9)%    (3,963)      (25.2)%    (2,584)      (17.9)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the six months ended June 30th, as indicated below:

                                                                             2004          2003          2002
                                                                          ----------    ----------    ----------
Average Order Size (including shipping & handling)                        $   188.61    $   171.62    $   161.70
Average Order Size Per New Customer (including shipping & handling)       $   166.67    $   158.53    $   146.69
Average Order Size Per Repeat Customer (including shipping & handling)    $   200.16    $   178.76    $   169.67

New Customers Added during the Period                                         58,813        49,612        45,930
Revenue from Repeat Customers as a % of total Revenue                             70%           67%           69%
Customer Acquisition Costs                                                $    10.76    $     9.77    $    12.85

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales (which includes sales of product and shipping revenue) for the six months ended June 30, 2004 increased by over 33% to $33,369,000, from $25,038,000 for the six months ended June 30, 2003. For the six months ended June 30, 2004, we recorded a provision for returns and credit card chargebacks and other discounts of $12,760,000, or approximately 38.2% of gross sales. For the six months ended June 30, 2003, the provision for returns and credit card chargebacks and other discounts was $9,313,000, or approximately 37.2% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the six months ended June 30, 2004 were $20,609,000. This represents an increase of approximately 31% compared to the six months ended June 30, 2003, in which net sales totaled $15,725,000. The growth in net sales resulted from both the net revenue from new customers acquired and an increase in average order size (approximately 10% higher compared to the six months ended June 2003). For the six months ended June 30, 2004 revenue from shipping and handling (which is included in net sales) increased by almost 29% to $1,612,000 from $1,252,000 for the six months ended June 30, 2003. Revenue as a whole increased at a slightly higher rate than shipping and handling revenue because of the increase in average order size.

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 2004 totaled $13,020,000, resulting in gross margin of approximately 36.8%. Cost of sales for the six months ended June 30, 2003 totaled $11,553,000, resulting in gross margin of 26.5%. Gross profit increased by approximately 82%, to $7,589,000 for the six months ended June 30, 2004 compared to $4,172,000 for the six months ended June 30, 2003. The growth in gross margin is primarily the result of increased product margins. In addition, our gross margins were lower in 2003 than they had been historically because we decided to turn more of our out-of-season merchandise, as well as inventory items that we were particularly deep in, into cash that could be used to purchase new inventory, rather than holding the inventory for the next season. Because we currently have significantly more cash than we did during a large part of 2003, we do not expect to face the same issues in 2004. In addition, our merchandise strategy is now focused on offering the most current trends, which allows us to generate a higher product margin while still providing significant value to our customers.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 23% for the first six months of 2004 compared to the first six months of 2003. Selling, marketing and fulfillment expenses were comprised of the following:

                                                    Percentage
                  Six Months      Six Months        Difference
                     Ended           Ended           increase
                 June 30, 2004   June 30, 2003      (decrease)
                 -------------   -------------   ---------------
     Marketing   $   1,025,000   $     776,000        32.1%
     Operating       2,821,000       2,250,000        25.4%
     Technology      2,020,000       1,761,000        14.7%
     E-Commerce        793,000         607,000        30.6%
                 -------------   -------------
                 $   6,659,000   $   5,394,000        23.5%

As a percentage of net sales, our selling, marketing and fulfillment expenses decreased slightly to 32.3% for the six months ended June 30, 2004 from 34.3% for the six months ended June 30, 2003. The decrease in selling, marketing and fulfillment expenses as a percentage of net sales resulted from economies of scale, as some of the fixed costs involved in maintaining our Web site and processing orders are allocated over a larger number of orders. Our goal is to achieve greater economies of scale as our business grows, although there can be no assurance that we will be successful in doing so.

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. Marketing expenses increased by a higher percentage than revenue as a result of an 31% increase in customer acquisition spending as well as an increase in salaries and related expenses. Customer acquisition costs increased to $10.76 per customer for the six months ended June 30, 2004, from $9.77 per customer for the six months ended June 30, 2003 because we were more aggressive in our customer acquisition efforts (acquiring over 18.5% more new customers in the six months ended June 30, 2004 than we acquired in the six months ended June 30, 2003). On average, the positive contribution to overhead that we generate from a customer's purchase exceeds our current customer acquisition costs by a significant margin. Accordingly, we believe that it may be prudent to continue to be more aggressive in acquiring customers (even thought it may increase our customer acquisition costs in 2004 and beyond) in order to acquire larger numbers of customers with profitable ordering patterns.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first six months of 2004 by approximately 25% compared to the first six months of 2003 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), as well as costs associated with our temporary clearance store, which closed in March.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the six months ended June 30, 2004 technology expenses increased by approximately 15% compared to the six months ended June 30, 2003. This increase resulted from an increase in headcount and salary related expenses, an increase in web hosting expense, and was offset by a decrease in depreciation expense. We believe that our investment in the technology department will continue to increase throughout the year, as we intend to roll-out of new features that drive the performance of our business.

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the six months ended June 30, 2004, this amount increased by approximately 31% as compared to the six months ended June 30, 2003, primarily due to an increase in salary related expenses as well as an increase in expenses associated with outside research tools. We believe that our increased investment in the e-commerce group played a key role in the growth of our business during the first six months, and we intend to continue to invest in this area throughout the year.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the six months ended June 30, 2004 increased by approximately 21% to $3,153,000 as compared to $2,609,000 for the six months ended June 30, 2003. The increase in general and administrative expenses was the result of increased salary and benefit expenses primarily related to the merchandising team, as well as an increase in public company expenses, and were partially offset by a decrease in professional and consulting fees.

As a percentage of net sales, general and administrative expenses for the first six months of 2004 decreased slightly to approximately 15.3% from 16.6%.

Loss from operations: Operating loss decreased by 42% in the second six months of 2004 to $2,223,000 from $3,831,000 in the first six months of 2003 as a result of the increase in gross margin and revenue.

Interest and other income: Other income for the six months ended June 30, 2004 increased to $785,000 from $22,000 for the six months ended June 30, 2003. The increase resulted from $564,000 recognized to adjust a liability associated with warrants issued by us to their fair value as of June 17, 2004 (at which time the warrants were re-classified as equity as described in Note 3 to our financial statements), the $169,000 realized in connection with the judgment we received in the Breider Moore litigation and an increase in interest income earned on our cash balance.

Interest expense: Interest expense for the six months ended June 30, 2004 totaled $400,000, and related primarily to fees paid in connection with the Loan Facility and interest expense on the Convertible Notes. For the six months ended June 30, 2003, interest expense totaled $154,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing.

For The Three Months Ended June 30, 2004 Compared To The Three Months Ended June 30, 2003

The following table sets forth our statement of operations data, for the three months ended June 30th. All data is in thousands, except as indicated below:

                                                       2004                       2003                       2002
                                              ----------------------     ----------------------     ----------------------
                                                           As a % of                  As a % of                  As a % of
                                                           Net Sales                  Net Sales                  Net Sales
                                                           ---------                  ---------                  ---------
Net sales                                     $   9,495        100.0%    $   7,468        100.0%    $   6,799        100.0%
Cost of sales                                     5,688         59.9%        5,153         69.0%        4,392         64.6%
                                              ---------                  ---------                  ---------
         Gross profit                             3,807         40.1%        2,315         31.0%        2,407         35.4%

Selling, marketing and fulfillment expenses       3,210         33.8%        2,982         39.9%        2,659         39.1%
General and administrative expenses               1,394         14.7%        1,406         18.8%        1,207         17.8%
                                              ---------                  ---------                  ---------
         Total operating expenses                 4,604         48.5%        4,388         58.7%        3,866         56.9%

Operating loss                                     (797)        (8.4)%      (2,073)       (27.7)%      (1,459)       (21.5)%
Interest (expense) and other income, net             89          0.9%          (50)        (0.7)%         (60)        (0.9)%
                                              ---------                  ---------                  ---------
         Net loss                                  (708)        (7.5)%      (2,123)       (28.4)%      (1,519)       (22.4)%

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

                                                                            2004        2003        2002
                                                                          ---------   ---------   ---------
Average Order Size (including shipping & handling)                        $  187.52   $  176.70   $  161.65
Average Order Size Per New Customer (including shipping & handling)       $  166.38   $  165.15   $  149.01
Average Order Size Per Repeat Customer  (including shipping & handling)   $  197.49   $  182.78   $  167.80

New Customers Added during the Period                                        25,478      22,581      21,057
Revenue from Repeat Customers as a % of total Revenue                            72%         68%         70%
Customer Acquisition Costs                                                $   10.81   $   15.16   $   16.92

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales (which includes sales of product and shipping revenue) for the three months ended June 30, 2004 increased by over 31% to $15,719,000, from $11,994,000 for the three months ended June 30, 2003. For the three months ended June 30, 2004, we recorded a provision for returns and credit card chargebacks and other discounts of $6,224,000, or approximately 39.6% of gross sales. For the three months ended June 30, 2003, the provision for returns and credit card chargebacks and other discounts was $4,526,000, or approximately 37.7% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended June 30, 2004 were $9,495,000. This represents an increase of approximately 27% compared to the three months ended June 30, 2003, in which net sales totaled $7,468,000. The growth in net sales resulted from both an increase in the net revenue from new customers and an increase in average order size (approximately 6% higher compared to the second quarter of 2003). For the three months ended June 30, 2004, revenue from shipping and handling (which is included in net sales) increased by 23% to $774,000 from $629,000 for the quarter ended June 30, 2003. Revenue as a whole increased at a slightly higher rate than shipping and handling revenue because of the increase in average order size.

Cost of sales: Cost of sales for the three months ended June 30, 2004 totaled $5,688,000, resulting in gross margin of approximately 40.1%. Cost of sales for the three months ended June 30, 2003 totaled $5,153,000, resulting in gross margin of 31.0%. Gross profit increased by over 64%, to $3,807,000 for the three months ended June 30, 2004 compared to $2,315,000 for the three months ended June 30, 2003. The growth in gross margin is primarily the result of increased product margins. In addition, our merchandise strategy is now focused on offering the most current trends, which allows us to generate a higher product margin while still providing significant value to our customers.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 7.6% for three months ended June 30, 2004 compared to the three months ended June 30, 2003. Selling, marketing and fulfillment expenses were comprised of the following:

                  Three Months Ended  Three Months Ended  Percentage Difference
                    June 30, 2004       June 30, 2003      increase (decrease)
                  ------------------  ------------------  ---------------------
   Marketing       $        446,000    $        515,000                 (13.4)%
   Operating              1,320,000           1,115,000                  18.4%
   Technology             1,035,000           1,047,000                  (1.1)%
   E-Commerce               409,000             305,000                  34.1%
                   ----------------    ----------------
                   $      3,210,000    $      2,982,000                   7.6%

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 33.8% for the three months ended June 30, 2004 from 39.9% in the three months ended June 30, 2003. The decrease in selling, marketing and fulfillment expenses as a percentage of net sales resulted from economies of scale, as some of the fixed costs involved in maintaining our Web site and processing orders are allocated over a larger number of orders. Our goal is to achieve greater economies of scale as our business grows, although there can be no assurance that we will be successful in doing so.

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. Marketing expenses decreased due to lower customer acquisition costs in the quarter, due in part to the fact that we did not do a direct mail campaign in the second quarter of 2004. Customer acquisition costs decreased to $10.81 per customer for the three months ended June 30, 2004, from $15.16 per customer for the three months ended June 30, 2003. On average, the positive contribution to overhead that we generate from a customer's purchase exceeds our current customer acquisition costs by a significant margin. Accordingly, we believe that it may be prudent to be more aggressive in acquiring customers (even thought it may increase our customer acquisition costs in 2004 and beyond) in order to acquire larger numbers of customers with profitable ordering patterns.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased for the three months ended June 30, 2004 by approximately 18% compared to the three months ended June 30, 2003 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees).

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the three months ended June 30, 2004, technology expenses decreased by approximately 1% compared to the three months ended June 30, 2003. This decrease resulted from a decrease in depreciation expense, as a number of the Company's technology assets are now fully depreciated. The decrease in depreciation was offset by an increase in headcount and salary related expenses, and an increase in web hosting expense. We believe that our investment in the technology department will continue to increase throughout the year, as we intend to roll-out new features that drive the performance of our business.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the three months ended June 30, 2004, this amount increased by approximately 34% as compared to the three months ended June 30, 2003, primarily due to an increase in salary related expenses as well as an increase in expenses associated with outside research tools. We believe that our increased investment in the e-commerce group played a key role in the growth of our business during the second quarter, and we intend to continue to invest in this area throughout the year.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended June 30, 2004 decreased slightly by approximately 0.9% to $1,394,000 as compared to $1,406,000 for the three months ended June 30, 2003. The decrease in general and administrative expenses was primarily the result of decreased professional and consulting fees, offset by increased salary and benefit expenses related to the merchandising team. We expect to continue to add to our merchandising team throughout the year.

As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2004 decreased to approximately 14.7% from 18.8% for the three months ended June 30, 2003.

Loss from operations: Operating loss decreased by approximately 61% for the three months ended June 30, 2004 to $797,000 from $2,073,000 for the three months ended June 30, 2003, primarily as a result of the increase in gross margin and revenue.

Interest and other income: Other income for the three months ended June 30, 2004 increased to $329,000 from $16,000 for the three months ended June 30, 2003. The increase resulted from $303,000 recognized to adjust a liability associated with warrants issued by us to their fair value as of June 17, 2004 (at which time the warrants were re-classified as equity as described in Note 3 to our financial statements), and an increase in interest income earned on our cash balance.

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

Interest expense: Interest expense for the three months ended June 30, 2004 totaled $240,000, and related primarily to fees paid in connection with the Loan Facility and interest expense on the Convertible Notes. For the three months ended June 30, 2003, interest expense totaled $66,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing.

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2004, we had approximately $9.1 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $9.4 million (both amounts exclude the $1.25 million of restricted cash). In addition, as of June 30, 2004, we had approximately $1.8 million of borrowings committed under the Loan Facility, leaving approximately $1.7 million of availability.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by gross revenue and product margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and is dependent, among other things, on the Company having at least $7.0 million of tangible net worth, $6.0 million of working capital and cash balances of at least $750,000 (exclusive of the $1.25 million cash collateral pledged to Rosenthal to secure our obligations under the Loan Facility). In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

We believe that our current funds, together with working capital, will be sufficient to enable us to meet our planned expenditures through at least December 31, 2004. We may seek additional equity or debt financing to maximize the growth of our business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to us, and/or we do not achieve our operating plan, future operations will need to be modified, scaled back or discontinued.

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

segregated, restricted account) upon an event of default and certain of our cash accounts in the event that the total amount of funded debt loaned to us under the Loan Facility exceeds 90% of the maximum amount available under the Loan Facility for more than 10 days.

Under the terms of the Loan Facility, Soros has the right to purchase all of our obligations from Rosenthal at any time during its term.

Commitments and Long Term Obligations

As of June 30, 2004, we had the following commitments and long term obligations:

                                  2004          2005           2006         2007          2008       Thereafter       Total
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
Marketing and Advertising      $    36,000            --            --            --            --            --   $    36,000
Operating Leases               $   229,000       461,000       468,000       480,000       441,000       475,000   $ 2,554,000
Capital Leases                 $   162,000       101,000            --            --            --            --   $   263,000
Employment Contracts           $   910,000     1,011,000       730,000        99,000            --            --   $ 2,750,000
Notes payable to shareholders  $   182,000     4,000,000            --            --            --            --   $ 4,182,000
                               -----------   -----------   -----------   -----------   -----------   -----------   -----------
   Grand total                 $ 1,519,000     5,573,000     1,198,000       579,000       441,000       475,000   $ 9,785,000

We believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of our business. However, our marketing budget and our ability to hire such employees is subject to a number of factors, including our results of operations as well as the amount of additional capital that we raise.

RECENT ACCOUNTING PRONOUNCEMENTS

In March, 2004, the Emerging Issues Task Force issued EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128". This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement does not have an impact to the Company's financial statement presentation as the Company is currently in a loss position.

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

ITEM 4.  CONTROLS AND DISCLOSURES

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; need for additional capital and potential inability to raise such capital; the risk of default by us under the Rosenthal financing agreement and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in our Preferred Stock and Convertible Notes; risks associated with Soros owning a majority of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting and fulfillment centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to its Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales; and risks associated with the agreements with Soros with respect to a change of control and the liquidation preference of the Preferred Stock owned by Soros.

Part II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)    The following is a list of exhibits filed as part of this Report:

       EXHIBIT NUMBER                        DESCRIPTION
       --------------  ---------------------------------------------------------
       10.64 CallTech Master Agreement for Outsourcing Contact Center Support, dated as of August 5, 2004, by and between the Registrant and CallTech Communications, LLC*

       31.1            Certification Pursuant to Rule 13a-14(a)/15d-14(a)

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

(b)    Reports on Form 8-K:

Current Report on Form 8-K, filed on April 22, 2004, attaching the press release announcing that the Company amended its credit

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

facility with Rosenthal & Rosenthal, Inc.

Current Report on Form 8-K, filed on April 29, 2004, attaching the press release announcing the Company's results of operations for the quarter ended June 30, 2004.

                                  BLUEFLY, INC.
                                  JUNE 30, 2004

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

August 13, 2004