Form 10-Q
period 2004-09-30
BLUEFLY INC
filed 2004-11-10
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2004

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

As of November 5, 2004, the issuer had outstanding 14,788,675 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I . Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of September 30, 2004
           and December 31, 2003 (unaudited)                                  3

         Consolidated Condensed Statements of Operations for the
           nine months ended  September 30, 2004 and 2003 (unaudited)         4

         Consolidated Condensed Statements of Operations for the
           three months ended September 30, 2004 and 2003 (unaudited)         5

         Consolidated Condensed Statements of Cash Flows for the
           nine months ended September 30, 2004 and 2003 (unaudited)          6

         Notes to Consolidated Condensed Financial Statements                 7

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Disclosures                                            18

Part II. Other Information                                                   19

Item 1.  Legal Proceedings                                                   19

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 6.  Exhibits and Reports on Form 8-K                                    20

Signature                                                                    21

PART I - FINANCIAL INFORMATION

ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                SEPTEMBER 30,      DECEMBER 31,
                                                                                     2004              2003
                                                                               ---------------   ---------------
                                     ASSETS
Current assets
  Cash and cash equivalents                                                    $     7,370,000   $     7,721,000
  Restricted cash                                                                    1,256,000                --
  Inventories, net                                                                  10,666,000        11,340,000
  Accounts receivable, net of allowance for doubtful accounts                        1,174,000         1,157,000
  Prepaid expenses                                                                     292,000           253,000
  Other current assets                                                                 573,000           453,000
                                                                               ---------------   ---------------
      Total current assets                                                          21,331,000        20,924,000

Property and equipment, net                                                          1,596,000         1,659,000

Other assets                                                                           404,000           415,000
                                                                               ---------------   ---------------
    Total assets                                                               $    23,331,000   $    22,998,000
                                                                               ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                             $     3,175,000   $     3,122,000
  Accrued expenses and other current liabilities                                     2,846,000         3,869,000
  Deferred revenue                                                                   1,677,000         1,252,000
  Notes payable to related party shareholders, includes
   interest payable of  $574,000 as of September 30, 2004 and $34,000
   as of December 31, 2003                                                           4,756,000           216,000
                                                                               ---------------   ---------------
     Total current liabilities                                                      12,454,000         8,459,000

Note payable to related party shareholders                                                  --         4,000,000
Long-term interest payable to related party shareholders                                    --           159,000
Long-term capital lease liability                                                       68,000           101,000
                                                                               ---------------   ---------------
    Total liabilities                                                               12,522,000        12,719,000
                                                                               ---------------   ---------------

Commitments and contingencies

Shareholders' equity
  Series A Preferred stock - $.01 par value; 500,000 shares authorized,
   460,000 issued and outstanding (liquidation preference: $9.2 million plus accrued dividends of $4.7 million and $4.0 million as of
   September 30, 2004 and December 31, 2003, respectively)                               5,000             5,000
  Series B Preferred stock - $.01 par value; 9,000,000 shares authorized,
   8,889,414 shares issued and outstanding (liquidation preference:
   $30 million plus accrued dividends of $6.8 million and $5.2 million as of
   September 30, 2004 and December 31, 2003, respectively)                              89,000            89,000
  Series C Preferred stock - $.01 par value; 3,500 shares authorized and
   1,000 shares issued and outstanding (liquidation preference:
   $1 million plus accrued dividends of $167,000 and $102,000 as of
   September 30, 2004 and December 31, 2003, respectively)                                  --                --
  Series D Preferred stock - $.01 par value; 7,150 shares authorized,
   7,136.548 issued and outstanding (liquidation preference: $7.1 million plus accrued dividends of $1.4 million and $678,000 as of
   September 30, 2004 and December 31, 2003, respectively)                                  --                --
  Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding (liquidation preference: $1.0 million plus accrued dividends of $169,000 and $74,000 as of September 30, 2004
   and December 31, 2003, respectively)                                                     --                --
  Common stock - $.01 par value; 92,000,000 shares authorized and 14,662,590 and 12,894,166 shares issued and outstanding as of September 30, 2004
   and December 31, 2003, respectively                                                 147,000           129,000
  Additional paid-in capital                                                       106,702,000       102,392,000
  Accumulated deficit                                                              (96,134,000)      (92,336,000)
                                                                               ---------------   ---------------
    Total shareholders' equity                                                      10,809,000        10,279,000
                                                                               ---------------   ---------------
    Total liabilities and shareholders' equity                                 $    23,331,000   $    22,998,000
                                                                               ===============   ===============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                               ---------------------------------
                                                                                    2004               2003
                                                                               ---------------   ---------------
Net sales                                                                      $    29,284,000   $    23,935,000
Cost of sales                                                                       18,729,000        18,015,000
                                                                               ---------------   ---------------
  Gross profit                                                                      10,555,000         5,920,000

Selling, marketing and fulfillment expenses                                          9,718,000         8,277,000
General and administrative expenses                                                  4,896,000         3,883,000
                                                                               ---------------   ---------------
  Total operating expenses                                                          14,614,000        12,160,000

Operating loss                                                                      (4,059,000)       (6,240,000)
Interest and other income                                                              815,000            28,000
Interest expense                                                                      (554,000)         (268,000)
                                                                               ---------------   ---------------

Net loss                                                                       $    (3,798,000)  $    (6,480,000)

Deemed dividend related to beneficial conversion feature on
 Series C Preferred Stock                                                                   --          (225,000)
Preferred stock dividends                                                           (3,176,000)       (2,354,000)
                                                                               ---------------   ---------------
Net loss available to common shareholders                                      $    (6,974,000)  $    (9,059,000)
                                                                               ===============   ===============
Basic and diluted loss per common share                                        $         (0.48)  $         (0.82)
                                                                               ===============   ===============
Weighted average common shares outstanding (basic and diluted)                      14,508,692        11,021,829
                                                                               ===============   ===============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                       THREE MONTHS ENDED
                                                                                          SEPTEMBER 30,
                                                                               ---------------------------------
                                                                                     2004             2003
                                                                               ---------------   ---------------
Net sales                                                                      $     8,675,000   $     8,210,000
Cost of sales                                                                        5,709,000         6,462,000
                                                                               ---------------   ---------------
  Gross profit                                                                       2,966,000         1,748,000

Selling, marketing and fulfillment expenses                                          3,059,000         2,883,000
General and administrative expenses                                                  1,743,000         1,274,000
                                                                               ---------------   ---------------
  Total operating expenses                                                           4,802,000         4,157,000

Operating loss                                                                      (1,836,000)       (2,409,000)
Interest and other income                                                               30,000             6,000
Interest expense                                                                      (154,000)         (114,000)
                                                                               ---------------   ---------------
Net loss                                                                       $    (1,960,000)  $    (2,517,000)
Preferred stock dividends                                                           (1,090,000)         (871,000)
                                                                               ---------------   ---------------
Net loss available to common shareholders                                      $    (3,050,000)  $    (3,388,000)
                                                                               ===============   ===============
Basic and diluted loss per common share                                        $         (0.21)  $         (0.31)
                                                                               ===============   ===============
Weighted average common shares outstanding (basic and diluted)                      14,634,625        11,057,700
                                                                               ===============   ===============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30,
                                                                               ---------------------------------
                                                                                     2004             2003
                                                                               ---------------   ---------------
Cash flows from operating activities
  Net loss                                                                     $    (3,798,000)  $    (6,480,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                    1,119,000         1,390,000
    Non-cash expense related to warrants issued to supplier                            194,000                --
    Provisions for returns                                                            (968,000)          (11,000)
    Allowance for doubtful accounts                                                    162,000           105,000
    Reserve for inventory obsolescence                                                 100,000           559,000
    Change in value of warrants                                                       (564,000)               --
    Stock option expense                                                               123,000                --
    Changes in operating assets and liabilities:
    (Increase) decrease in
      Inventories                                                                      380,000        (2,155,000)
      Accounts receivable                                                             (179,000)         (643,000)
      Prepaid expenses                                                                 (39,000)           51,000
      Other current assets                                                            (120,000)         (107,000)
    Increase (decrease) in
      Accounts payable                                                                  53,000         2,529,000
      Accrued expenses and other current liabilities                                    17,000          (510,000)
      Interest payable to related party                                                381,000            63,000
      Deferred revenue                                                                 425,000           527,000
                                                                               ---------------   ---------------
    Net cash used in operating activities                                           (2,714,000)       (4,682,000)
                                                                               ---------------   ---------------
Cash flows from investing activities
  Cash collateral in connection with Rosenthal Pledge Agreement                     (1,256,000)               --
  Purchase of property and equipment                                                  (891,000)         (391,000)
                                                                               ---------------   ---------------
Net cash used in investing activities                                               (2,147,000)         (391,000)
                                                                               ---------------   ---------------
Cash flows from financing activities
  Net proceeds from January 2004 Financing                                           4,577,000                --
  Net proceeds from exercise of stock options                                          192,000            77,000
  Proceeds from sale of Series D Preferred Stock                                            --         2,000,000
  Proceeds from issuance of Notes Payable (July 2003 Financing)                             --         2,000,000
  Proceeds from issuance of Notes Payable (January 2003 Financing)                          --         1,000,000
  Proceeds from sale of Series E Preferred Stock                                            --         1,000,000
  Payments of capital lease obligation                                                (259,000)         (186,000)
                                                                               ---------------   ---------------
Net cash provided by financing activities                                            4,510,000         5,891,000
                                                                               ---------------   ---------------

Net increase in cash and cash equivalents                                             (351,000)          818,000
Cash and cash equivalents - beginning of period                                      7,721,000         1,749,000
                                                                               ---------------   ---------------
Cash and cash equivalents - end of period                                      $     7,370,000   $     2,567,000
                                                                               ===============   ===============
Supplemental schedule of non-cash investing and financing activities:
 Equipment acquired under capital lease                                        $       153,000   $       224,000
                                                                               ===============   ===============
Exchange of note for equity                                                                 --   $     2,027,000
                                                                               ===============   ===============
Conversion of debt to equity                                                                --   $     1,009,000
                                                                               ===============   ===============
Deemed dividend related to beneficial conversion feature on Series C
 Preferred Stock                                                                            --   $       225,000
                                                                               ===============   ===============
Warrants issued to related party shareholders                                               --   $        43,000
                                                                               ===============   ===============
Interest paid                                                                  $       121,000   $        46,000
                                                                               ===============   ===============

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

During the period beginning on the Transaction Date and ending on the End Date, the value of the warrants decreased from $1,096,000 to $532,000, and, accordingly the Company recognized $564,000 of other income for the nine months ended September 30, 2004.

In January 2004, the Company also extended the maturity dates on the Convertible Promissory Notes issued to affiliates of Soros Private Equity Partners, LLC that collectively own a majority of its capital stock (collectively, "Soros") in July and October 2003 (the "Notes"). The maturity dates of the Notes, which were originally January and April 2004, respectively, were

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

each extended to March 1,2005. In February 2004, the maturity date of the Notes was further extended to May 1, 2005.

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

As of September 30, 2004, the maximum availability under the Loan Facility was approximately $3.5 million of which approximately $2.5 million was committed, leaving approximately $1.0 million available under the Loan Facility.

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

         Security                September 30, 2004    Exercise Prices     September 30, 2003     Exercise Prices
         --------                ------------------    ---------------     ------------------     ---------------
         Options                         10,071,023    $0.69  - $16.60             10,370,912     $0.69  - $16.60
         Warrants                         1,704,945    $0.78  - $ 9.08              1,119,144     $0.78  - $ 9.08
         Preferred Stock                43,323,430*                               43,323,430*
         Convertible Notes**                     --                                        --

     * Excludes dividends on preferred stock, which are payable in cash or common stock, at the Company's option, upon conversion, redemption or liquidation.
     ** Represents debt issued in connection with the July 2003 financing and October 2003 financing, which is convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. Until such financing occurs, such debt is not convertible into Common Stock.

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

NOTE 6 -  STOCK BASED COMPENSATION

The Company applies Statement of Financial Accounting Standards No. ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. In the nine months ended September 30, 2004, compensation expense of $10,000 was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement, and $113,000 in compensation expense was recorded in connection with certain options issued to the Company's former Chief Executive Officer pursuant to his separation agreement. Except for these options, no compensation expense has been recorded in the nine months ended September 30, 2004 and September 30, 2003 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                               For the Nine Months Ended         For the Three Months Ended
                                             ------------------------------    ------------------------------
                                             September 30,    September 30,    September 30,    September 30,
                                                 2004             2003             2004             2003
                                             -------------    -------------    -------------    -------------
Net loss available to common shareholders    $  (6,974,000)   $  (9,059,000)   $  (3,050,000)   $  (3,388,000)
Add: Stock-based employee compensation
 expense included in reported net income           123,000               --          121,000               --
Deduct: total stock-based employee
 compensation expense determined under
 fair value based method for all awards         (2,328,000)      (3,206,000)      (1,094,000)      (1,106,000)

Pro forma,  net loss  available  to common
 shareholders                                   (9,179,000)     (12,265,000)      (4,023,000)      (4,494,000)
Loss Per Share:
  Basic and diluted, as reported             $       (0.48)   $       (0.82)   $       (0.21)   $       (0.31)
  Basic and diluted, pro forma               $       (0.63)   $       (1.11)   $       (0.27)   $       (0.41)

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

In addition, as discussed in Note 3 above, the Company recognized $564,000 of other income for the nine months ended

                                  BLUEFLY, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

September 30, 2004 to adjust a liability associated with warrants issued by the Company to its fair value as of June 17, 2004 (at which point the liability was reclassified as equity in accordance with EITF 00-19 and described in Note 3).

NOTE 8 - RECLASSIFICATIONS

Certain amounts in the consolidated condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc., a Delaware corporation, is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. Bluefly.com, our Web site, was launched in September 1998. Although we do not have permanent brick and mortar stores, we operated a temporary store in the New York city area during the 2003 holiday season and intend to do so again this year.

Our net sales increased approximately 6% to $8,675,000 for the three months ended September 30, 2004 from $8,210,000 for the three months ended September 30, 2003. For the nine months ended September 30, 2004, our net sales increased approximately 22% to approximately $29,284,000 from $23,935,000 for the nine months ended September 30, 2003.

Our gross margin increased to 34.2% in the third quarter of 2004 from 21.3% in the third quarter of 2003. For the nine months ended September 30, 2004, our gross margin increased to 36.0% from 24.7% for the nine months ended September 30, 2003. Our gross margin is dependent upon a number of factors, including our ability to forecast demand and fashion trends accurately, and, accordingly, there can be no assurance that we will meet any particular margin level.

Our customer acquisition costs decreased to $8.41 per customer in the third quarter of 2004, from $10.52 per customer in the third quarter of 2003. For the nine months ended September 30, 2004, customer acquisition costs were $10.04 per customer, as compared to $10.05 per customer for the nine months ended September 30, 2003. On average, the positive contribution to overhead that we generate from a customer's first purchase exceeds our current customer acquisition costs by a significant margin. Accordingly, we believe that it may be prudent to be more aggressive in acquiring customers (even though it may increase our customer acquisition costs for the remainder of 2004 and beyond) in order to acquire larger numbers of customers with profitable ordering patterns.

Our reserve for returns and credit card chargebacks decreased to 37.2% in the third quarter of 2004 from 39.5% in the third quarter of 2003. The reserve was 38% for the nine month periods ended September 30, 2004 and 2003. On the whole, our reserve for returns and credit card chargebacks has risen for the past few years, from 32% in 2001, to 36% in 2002 to 37% in 2003 as a result of increasing return rates. The increase in return rates has primarily been driven by shifts in our merchandise mix. However, we believe that the increase in return rates is more than offset by higher gross margins and average order sizes that have been generated by this shift in merchandise mix. While we continue to test smaller changes to our merchandise mix as well as improvements to our product descriptions and packaging in order to reduce our return rates, which may have had some impact on the decrease in return rates during the third quarter of this year, we believe that the overall shift in merchandise mix has been beneficial to the overall gross profit realized per order. Accordingly, we do not know whether the recent trend towards decreasing return rates will continue.

From time to time, a portion of our inventory consists of out-of-season merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs.

At September 30, 2004, we had an accumulated deficit of $96,134,000, of which approximately $29,000,000 was the result of non-cash beneficial conversion charges incurred in connection with the reduction of the conversion price of the Company's Preferred Stock. The net losses and accumulated deficit resulted primarily from the costs associated with developing and

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

marketing our Web site and building our infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the near future. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

     .    A customer executes an order.

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

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. We review our inventory levels in order to identify slow-moving merchandise and establish a reserve for such merchandise.

Deferred Tax Valuation Allowance

We recognize deferred income tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2003

The following table sets forth our statement of operations data, for the nine months ended September 30th. All data is in thousands except as indicated below:

                                                      2004                    2003                    2002
                                              --------------------    --------------------    --------------------
                                                         As a % of               As a % of               As a % of
                                                         Net Sales               Net Sales               Net Sales
                                                         ---------               ---------               ---------
Net sales                                     $ 29,284       100.0%   $ 23,935       100.0%   $ 20,750       100.0%
Cost of sales                                   18,729        64.0%     18,015        75.3%     13,770        66.4%
                                              --------                --------                --------
  Gross profit                                  10,555        36.0%      5,920        24.7%      6,980        33.6%

Selling, marketing and fulfillment expenses      9,718        33.2%      8,277        34.6%      8,047        38.8%
General and administrative expenses              4,896        16.7%      3,883        16.2%      3,546        17.1%
                                              --------                --------                --------
  Total operating expenses                      14,614        49.9%     12,160        50.8%     11,593        55.9%

Operating loss                                  (4,059)      (13.9)%    (6,240)      (26.1)%    (4,613)      (22.3)%
Interest expense and (other income)                261         0.9%       (240)       (1.0)%      (206)       (1.0)%
                                              --------                --------                --------
  Net loss                                      (3,798)      (13.0)%    (6,480)      (27.1)%    (4,819)      (23.3)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

                                                                             2004         2003         2002
                                                                          ----------   ----------   ----------
Average Order Size (including shipping & handling)                        $   185.83   $   168.03   $   162.32
Average Order Size Per New Customer (including shipping & handling)       $   162.02   $   153.37   $   145.82
Average Order Size Per Repeat Customer (including shipping & handling)    $   198.83   $   176.10   $   171.23

New Customers Added during the Period                                         84,605       79,134       68,323
Revenue from Repeat Customers as a % of total Revenue                             70%          68%          69%
Customer Acquisition Costs                                                $    10.04    $    10.05   $    16.20

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

NET SALES: Gross sales (which includes sales of product and shipping revenue) for the nine months ended September 30, 2004 increased by over 22% to $47,188,000, from $38,612,000 for the nine months ended September 30, 2003. For the nine months ended September 30, 2004, we recorded a provision for returns and credit card chargebacks and other discounts of $17,904,000, or approximately 38% of gross sales. For the nine months ended September 30, 2003, the provision for returns and credit card chargebacks and other discounts was $14,677,000, or approximately 38% of gross sales.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the nine months ended September 30, 2004 were $29,284,000. This represents an increase of approximately 22% compared to the nine months ended September 30, 2003, in which net sales totaled $23,935,000. The growth in net sales resulted from both the net revenue from new customers acquired and an increase in average order size (approximately 11% higher compared to the nine months ended September 2003). For the nine months ended September 30, 2004 revenue from shipping and handling (which is included in net sales) increased by almost 23% to $2,320,000 from $1,892,000 for the nine months ended September 30, 2003. Shipping and handling revenue increased at a slightly higher rate than revenue as a whole because we have not offered as many free shipping promotions in 2004, although this effect has been partially offset by an increase in average order size.

COST OF SALES: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 2004 totaled $18,729,000, resulting in gross margin of approximately 36.0%. Cost of sales for the nine months ended September 30, 2003 totaled $18,015,000, resulting in gross margin of 24.7%. Gross profit increased by approximately 78%, to $10,555,000 for the nine months ended September 30, 2004 compared to $5,920,000 for the nine months ended September 30, 2003. The growth in gross margin is primarily the result of increased product margins. Our gross margins were lower in 2003 than they had been historically because we decided to turn more of our out-of-season merchandise, as well as inventory items that we were particularly deep in, into cash that could be used to purchase new inventory, rather than holding the inventory for the next season. Because we currently have significantly more cash than we did during a large part of 2003, we do not currently face the same issues. In addition, our merchandise strategy is now focused on offering the most current trends, which allows us to generate a higher product margin while still providing significant value to our customers.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses increased by approximately 17.4% for the first nine months of 2004 compared to the first nine months of 2003. Selling, marketing and fulfillment expenses consist of the following:

             Nine Months Ended      Nine Months Ended     Percentage Difference
             September 30, 2004     September 30, 2003     increase (decrease)
             ------------------     ------------------    ---------------------
Marketing    $        1,389,000     $        1,227,000                     13.2%
Operating             3,891,000              3,451,000                     12.7%
Technology            3,134,000              2,579,000                     21.5%
E-Commerce            1,304,000              1,020,000                     27.8%
             ------------------     ------------------
             $        9,718,000     $        8,277,000                     17.4%

As a percentage of net sales, our selling, marketing and fulfillment expenses decreased slightly to 33.2% for the nine months ended September 30, 2004 from 34.6% for the nine months ended September 30, 2003. The decrease in selling, marketing and fulfillment expenses as a percentage of net sales resulted from efficiencies in our marketing and operating expenses, both of which increased at a lower rate than our net sales.

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. Marketing expenses increased in the first nine months of 2004 by approximately 13.2% compared to the first nine months of 2003. Marketing expenses increased by a lower percentage than revenue primarily because of the increases in average order size and in the percentage of total revenue generated from repeat customers. The average order size for the first nine months of 2004 was approximately $186, as compared to approximately $168 for the first nine months of 2003. Revenue from repeat customers represented 70% of total revenue for the nine months ended September 30, 2004, as compared to 68% for the nine months ended September 30, 2003. Customer acquisition costs remained relatively unchanged at $10.04 per customer for the nine months ended September 30, 2004, from $10.05 per customer for the nine months ended September 30, 2003. On average, the positive contribution to overhead that we generate from a customer's purchase exceeds our current customer acquisition costs by a significant margin. Accordingly, we believe that it may be prudent to continue to be more aggressive in acquiring customers (even though it may increase our customer acquisition costs for the remainder of 2004 and beyond) in order to acquire larger numbers of customers with profitable ordering patterns.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first nine months of 2004 by approximately 12.7% compared to the first nine months of

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

2003 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), as well as costs associated with our seasonal clearance store, which closed in March. Operating expenses increased by a lower percentage than revenue primarily as a result of economies of scale, as the fixed costs associated with our fulfillment operations are allocated over a larger revenue base. Our goal is to achieve greater economies of scale as our business grows, although there can be no assurance that we will be successful in doing so.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the nine months ended September 30, 2004 technology expenses increased by approximately 21.5% compared to the nine months ended September 30, 2003. This increase resulted from an increase in headcount and salary related expenses, an increase in web hosting expense, consulting expense and was offset by a decrease in depreciation expense.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the nine months ended September 30, 2004, this amount increased by approximately 27.8% as compared to the nine months ended September 30, 2003, primarily due to an increase in salary related expenses as well as an increase in expenses associated with outside research tools. We believe that our increased investment in the e-commerce group played a key role in the growth of our business during the first nine months, and we intend to continue to invest in this area in the near future.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the nine months ended September 30, 2004 increased by approximately 26.1% to $4,896,000 as compared to $3,883,000 for the nine months ended September 30, 2003. The increase in general and administrative expenses was the result of increased salary and benefit expenses, as well as approximately $325,000 of expenses (including $113,000 of non-cash charges resulting from a stock option grant) incurred in connection with the separation agreement with our former CEO, as well as an increase in public company expenses, and were partially offset by a decrease in professional and consulting fees. As a percentage of net sales, general and administrative expenses for the first nine months of 2004 and 2003 remained relatively unchanged at approximately 16%.

LOSS FROM OPERATIONS: Operating loss decreased by almost 35% in the first nine months of 2004 to $4,059,000 from $6,240,000 in the first nine months of 2003 as a result of the increase in gross margin and revenue.

INTEREST AND OTHER INCOME: Other income for the nine months ended September 30, 2004 increased to $815,000 from $28,000 for the nine months ended September 30, 2003. The increase resulted from $564,000 recognized to adjust a liability associated with warrants issued by us to their fair value as of June 17, 2004 (at which time the warrants were re-classified as equity as described in Note 3 to our financial statements), the $169,000 realized in connection with the judgment we received in the Breider Moore litigation and an increase in interest income earned on our cash balance.

INTEREST EXPENSE: Interest expense for the nine months ended September 30, 2004 totaled $554,000, and related primarily to fees paid in connection with the Loan Facility and interest expense on the Convertible Notes. For the nine months ended September 30, 2003, interest expense totaled $268,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2003

The following table sets forth our statement of operations data, for the three months ended September 30th. All data is in thousands, except as indicated below:

                                                       2004                     2003                   2002
                                              ---------------------   ---------------------   ---------------------
                                                          As a % of               As a % of               As a % of
                                                          Net Sales               Net Sales               Net Sales
                                                          ---------               ---------               ---------
Net sales                                     $   8,675       100.0%  $   8,210       100.0%  $   6,305       100.0%
Cost of sales                                     5,709        65.8%      6,462        78.7%      4,232        67.1%
                                              ---------               ---------               ---------
  Gross profit                                    2,966        34.2%      1,748        21.3%      2,073        32.9%

Selling, marketing and fulfillment expenses       3,059        35.2%      2,883        35.1%      2,952        46.8%
General and administrative expenses               1,743        20.1%      1,274        15.5%      1,277        20.3%
                                              ---------               ---------               ---------
  Total operating expenses                        4,802        55.3%      4,157        50.6%      4,229        67.1%

Operating loss                                   (1,836)      (21.1)%    (2,409)      (29.3)%    (2,156)      (34.2)%
Interest (expense) and other income, net           (124)       (1.4)%      (108)       (1.3)%       (79)       (1.2)%
                                              ---------               ---------               ---------
  Net loss                                       (1,960)      (22.5)%    (2,517)      (30.6)%    (2,235)      (35.4)%

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

The following table sets forth our actual results based on other key operational metrics for the three months ended September 30th, as indicated below:

                                                                             2004         2003         2002
                                                                          ----------   ----------   ----------
Average Order Size (including shipping & handling)                        $   179.48   $   161.87   $   163.64
Average Order Size Per New Customer (including shipping & handling)       $   151.40   $   144.69   $   144.03
Average Order Size Per Repeat Customer (including shipping & handling)    $   194.31   $   171.51   $   174.61

New Customers Added during the Period                                         25,792       29,522       22,393
Revenue from Repeat Customers as a % of total Revenue                             71%          68%          68%
Customer Acquisition Costs                                                $     8.41   $    10.52   $    23.07

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

NET SALES: Gross sales (which includes sales of product and shipping revenue) for the three months ended September 30, 2004 increased by approximately 1.8% to $13,819,000, from $13,574,000 for the three months ended September 30, 2003. For the three months ended September 30, 2004, we recorded a provision for returns and credit card chargebacks and other discounts of $5,144,000, or approximately 37.2% of gross sales. For the three months ended September 30, 2003, the provision for returns and credit card chargebacks and other discounts was $5,364,000, or approximately 39.5% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a slight decrease in the return rate. While we continue to test smaller changes to our merchandise mix as well as improvements to our product descriptions and packaging in order to decrease return rates, there can be no assurance that return rates will continue to decline, and, they may, in fact, increase.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended September 30, 2004 were $8,675,000. This represents an increase of approximately 6% compared to the three months ended September 30, 2003, in which net sales totaled $8,210,000. The growth in net sales resulted primarily from the decrease in return rate, as well as an increase in average order size (approximately 11% higher compared to the third quarter of 2003), partially offset by a decrease in the number of orders. For the three months ended September 30, 2004, revenue from shipping and handling (which is included in net sales) increased by 11% to $709,000 from $640,000 for the quarter ended September 30, 2003. Shipping and handling revenue increased at a slightly higher rate than revenue as a whole because we have not offered as many free shipping promotions in 2004, although this effect has been partially offset by an increase in average order size.

COST OF SALES: Cost of sales for the three months ended September 30, 2004 totaled $5,709,000, resulting in gross margin of approximately 34.2%. Cost of sales for the three months ended September 30, 2003 totaled $6,462,000, resulting in gross margin of 21.3%. Gross profit increased by more than 69%, to $2,966,000 for the three months ended September 30, 2004 compared to $1,748,000 for the three months ended September 30, 2003. The growth in gross margin is primarily the result of increased product margins. Our gross margins were lower in 2003 than they had been historically because we decided to turn more of our out-of-season merchandise, as well as inventory items that we were particularly deep in, into cash that could be used to purchase new inventory, rather than holding the inventory for the next season. Because we currently have significantly more cash than we

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

did during a large part of 2003, we do not currently face the same issues. In addition, our merchandise strategy is now focused on offering the most current trends, which allows us to generate a higher product margin while still providing significant value to our customers.

SELLING, MARKETING AND FULFILLMENT EXPENSES: Selling, marketing and fulfillment expenses increased by approximately 6.1% for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Selling, marketing and fulfillment expenses were comprised of the following:

                                  Three Months Ended      Three Months Ended     Percentage Difference
                                  September 30, 2004      September 30, 2003      increase (decrease)
                                 ---------------------   ---------------------   ---------------------
Marketing                        $             365,000   $             451,000                   (19.1)%
Operating                                    1,069,000               1,202,000                   (11.1)%
Technology                                   1,114,000                 817,000                    36.4%
E-Commerce                                     511,000                 413,000                    23.7%
                                 ---------------------   ---------------------
                                 $           3,059,000   $           2,883,000                     6.1%

As a percentage of net sales, our selling, marketing and fulfillment expenses remained relatively unchanged at 35%.

Marketing expenses decreased because our total customer acquisition costs in the quarter were lower, due in part to the fact that we did not do a direct mail campaign in the third quarter of 2004 and did not generate as much revenue through our affiliate program, which requires us to pay a commission on each sale. As a result, the total number of customers acquired during the quarter decreased by approximately 14.5%, to 25,792 in the three months ended September 30, 2004 from 29,522 in the three months ended September 30, 2003, while customer acquisition costs decreased to $8.41 per customer for the three months ended September 30, 2004, from $10.52 per customer for the three months ended September 30, 2003. On average, the positive contribution to overhead that we generate from a customer's purchase exceeds our current customer acquisition costs by a significant margin. Accordingly, we believe that it may be prudent to be more aggressive in acquiring customers (even though it may increase our customer acquisition costs during the remainder of 2004 and beyond) in order to acquire larger numbers of customers with profitable ordering patterns.

Operating expenses decreased for the three months ended September 30, 2004 by approximately 11% compared to the three months ended September 30, 2003. This decrease was primarily the result of certain contractual pricing rebates we received from our third party fulfillment center. Our goal is to achieve greater economies of scale as our business grows, although there can be no assurance that we will be successful in doing so.

For the three months ended September 30, 2004, technology expenses increased by approximately 36% compared to the three months ended September 30, 2003. This increase resulted from an increase in headcount and salary related expense, depreciation expense, consulting expenses and an increase in web hosting expense.

For the three months ended September 30, 2004, e-commerce expenses increased by approximately 24% as compared to the three months ended September 30, 2003, primarily due to an increase in salary related expenses as well as an increase in expenses associated with outside research tools.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended September 30, 2004 increased by approximately 37% to $1,743,000 as compared to $1,274,000 for the three months ended September 30, 2003. The increase in general and administrative expenses was primarily the result of approximately $325,000 of expenses (including $113,000 of non-cash charges resulting from a stock option grant) incurred in connection with the separation agreement with our former CEO. As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2004 increased to approximately 20% from 15.5% for the three months ended September 30, 2003.

LOSS FROM OPERATIONS: Operating loss decreased by almost 24% for the three months ended September 30, 2004 to $1,836,000 from $2,409,000 for the three months ended September 30, 2003, primarily as a result of the increase in gross margin and revenue.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

INTEREST AND OTHER INCOME: Other income for the three months ended September 30, 2004 increased to $30,000 from $6,000 for the three months ended September 30, 2003. The increase resulted from an increase in interest income earned on our cash balance.

INTEREST EXPENSE: Interest expense for the three months ended September 30, 2004 totaled $154,000, and related primarily to fees paid in connection with the Loan Facility and interest expense on the Convertible Notes. For the three months ended September 30, 2003, interest expense totaled $114,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing.

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2004, we had approximately $7.4 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $7.6 million (both amounts exclude the $1.25 million of restricted cash). In addition, as of September 30, 2004, we had approximately $2.5 million of borrowings committed under the Loan Facility, leaving approximately $1.0 million of availability.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

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

Under the terms of the Loan Facility, Soros has the right to purchase all of our obligations from Rosenthal at any time during its term.

Commitments and Long Term Obligations

As of September 30, 2004, we had the following commitments and long term obligations:

                                  2004         2005        2006      2007      2008     Thereafter      Total
                                ---------   ---------   ---------   -------   -------   ----------   -----------
Marketing and Advertising       $  49,000     185,000          --        --        --           --   $   234,000
Operating Leases                $ 115,000     462,000     469,000   481,000   442,000      476,000   $ 2,445,000
Capital Leases                  $  81,000     151,000      54,000    27,000        --           --   $   313,000
Employment Contracts            $ 507,000   1,066,000     730,000    99,000        --           --   $ 2,402,000
Notes payable to shareholders   $ 182,000   4,000,000          --        --        --           --   $ 4,182,000
                                ---------   ---------   ---------   -------   -------   ----------   -----------
  Grand total                   $ 934,000   5,864,000   1,253,000   607,000   442,000      476,000   $ 9,576,000

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

ITEM 4. CONTROLS AND DISCLOSURES.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

affect, our internal control over financial reporting.

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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 29, 2004, we held our annual meeting of stockholders. At the meeting, our stockholders voted for six directors, electing E. Kenneth Seiff, Melissa Payner-Gregor, Josephine Esquivel, Alan Kane, Martin Miller and Robert Stevens as members of our board of directors. In addition, our stockholders voted in favor of proposals to (i) approve amendments to our 1997 Stock Option Plan, and
(ii) approve the conversion provisions of our Convertible Notes. The results of the voting were as follows:

             PROPOSAL                    VOTES FOR     VOTES WITHHELD
----------------------------------       ----------    --------------
Election of E. Kenneth Seiff             63,220,080           877,855
Election of Melissa Payner-Gregor        63,224,102           873,833
Election of Josephine Esquivel           63,876,970           220,965
Election of Alan Kane                    63,877,270           220,665
Election of Martin Miller                63,871,078           226,857
Election of Robert Stevens               63,224,322           873,613

                                                                            ABSTENTIONS AND
                                         VOTES FOR     VOTES AGAINST       BROKER NON-VOTES
                                         ----------    -------------    ----------------------
Approval of Amendments to the 1997       59,112,785          318,799                 4,666,351
Stock Option Plan
Approval of Conversion Provisions        58,485,179          945,018                 4,667,738
of the Convertible Notes

In addition to the directors elected at the meeting, Neal Moszkowski and David Wassong have been elected to the Board of Directors as the designees of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

ITEM 6. EXHIBITS

        The following is a list of exhibits filed as part of this Report:

        EXHIBIT NUMBER                         DESCRIPTION
        --------------       ---------------------------------------------------
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

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2004

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BLUEFLY, INC.

                                              By: /s/ Melissa Payner-Gregor
                                                  ------------------------------
                                                  Melissa Payner-Gregor
                                                  Chief Executive Officer

                                              By: /s/ Patrick C. Barry
                                                  ------------------------------
                                                  Patrick C. Barry
                                                  Chief Financial Officer

November 10, 2004