Form 10-K
period 2004-12-31
BLUEFLY INC
filed 2005-03-03
CIK 1030896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2004

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

As of February 24, 2005, there were 15,329,097 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2004, based upon the last sale price of such equity reported on the National Associated of Securities Dealers Automated Quotation SmallCap Market, was approximately $9,933,000.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. During 2004, we offered over 27,000 different styles for sale in categories such as men's, women's and accessories as well as house and home accessories. We launched the Bluefly.com Web site (the "Web site") in September 1998. Since its inception, www.bluefly.com has served over 640,000 customers and shipped to over 20 countries.

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

RECENT DEVELOPMENTS

In February 2005, we extended the maturity dates on the Convertible Promissory Notes issued to affiliates of Soros Private Equity Partners, LLC (collectively, "Soros") that collectively own a majority of our capital stock in July and October 2003 (the "Notes"). The maturity dates of the Notes were each extended for one year, from May 1, 2005 to May 1, 2006. Also in February 2005, we renewed our credit facility (the "Loan Facility") with Rosenthal & Rosenthal, Inc. ("Rosenthal") for an additional year, from March 30, 2005 to March 30, 2006.

BUSINESS STRATEGY

Our goal is to offer our customers the best designer brands, hottest fashion trends and superior values. We strive to offer the same types of on trend and in-season designer merchandise as are sold in luxury department stores such as Saks Fifth Avenue and Bergdorf Goodman at discounts normally found only at outlet stores and off-price stores such as T.J. Maxx and Ross Stores. We are able to acquire our products at significantly lower prices than a luxury department store (and pass these discounts on to our customers) because we purchase our inventory slightly later in the season than a typical full price retailer, at a time when vendors consider it to be excess inventory. Similarly, we are able to offer an upscale shopping experience not available at off-price stores or outlet malls because of our merchandise selection and the presentation and product search capabilities offered by our Web site.

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 350 top designer brands that we offer on our Web site. We recognize that liquidating excess inventory can be a "necessary evil" and that brand dilution can occur when a brand's product is offered in a traditional discount environment. We would like to make the liquidation of excess inventory a positive experience for our vendors rather than a distasteful one. We intend to do this by treating our suppliers with honesty and respect and by creating a high-end retail environment that offers only the best designer brands and the most current trends. In doing so, we hope to support our vendors' brands, rather than diluting them as traditional off-price channels do.

We do not believe that we can accomplish these goals without using the Internet as a platform. The direct marketing of products that are available in limited quantities and sizes, and that are not replenishable, requires a cost-effective medium that can display a large number of products, many of which are in limited supply, and some of which are neither available in all sizes nor easily replenished. We believe print catalogs are not well suited to this task. The paper, printing, mailing and other production costs of a print catalog can be significant and the lead times required to print a catalog make them significantly inflexible in addressing inventory sell outs, price changes and new styles. To work around these limitations, a traditional cataloger typically requires products that are replenishable, available in a full range of sizes and in substantial quantities. Similarly, retailing on television is costly and requires substantial quantities of products that are available in all sizes in order for it to be an economical medium. In addition, the number of items that can be displayed on television is limited, and television does not allow viewers to search for products that interest them.

The Internet, however, can be a far less expensive and far more effective medium. By using the Internet as our platform, the number of items that we offer is not limited by the high costs of printing and mailing catalogs. With the Internet, we can automatically update product images as new products arrive and other items sell out. By using a real-time inventory database, we can create a personalized shopping environment and allow our customers to search for the products that specifically interest them and are available in their size. In addition, we believe that we are able to more economically and consistently maintain an upscale environment through the design of a single online storefront.

We believe that we have created a customer experience that is fundamentally better than that offered by traditional off-price retailers. Similarly, we believe that our upscale atmosphere, professional photography and premium merchandise offering create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels.

E-COMMERCE AND THE ONLINE APPAREL MARKET

The dramatic growth of e-commerce has been widely reported and is expected to continue. According to the ComScore Networks, online sales grew in 2004 by 26% over the $93.2 billion spent in 2003. During the holiday shopping season alone, consumers spent $23.6 billion, a 28% increase over the $18.3 billion spent in the previous year, according to ComScore. We believe that a number of factors will contribute to the growth of e-commerce, including (i) shoppers' growing familiarity and comfort with shopping online, (ii) the proliferation of devices to access the Internet, and (iii) technological advances that make navigating the Internet faster and easier.

Forrester Research predicts that online sales of apparel will top $13.8 billion in 2004, which makes it the single largest category of merchandise sold online. According to Forrester, 12% of all apparel sales will be made online by 2010, up from 7% in 2004. We believe that the market for online sales of apparel is growing faster than many other retail categories as a result of a confluence of trends, including (i) the growth of the number of women online, who account for a larger share of retail apparel purchases, (ii) the expansion of online traffic from technology oriented users to users with mainstream demographic, (iii) the development of sophisticated tools to search complex product categories such as apparel and (iv) the growing adoption of high speed access of cable modems and DSL, which makes viewing large numbers of photos much faster. Of course, there can be no assurance that such expectations will prove to be correct or that they will have a positive effect on our business.

MARKETING

Our marketing efforts are focused both on acquiring new customers and retaining existing customers. During the past several years, we have acquired new customers primarily through online advertising, word-of-mouth, sweepstakes and our affiliate program. Although we have not allocated significant resources to branding or to more traditional advertising channels such as print during this time, we may begin to do so as we seek to more aggressively promote the growth of our business. A significant portion of our sales to existing customers are driven by our customer emails, which highlight new promotions and products and provide special previews to customers who have asked to be included in our email list. In addition, we believe that our sales to existing customers are driven by all aspects of our customer experience, including our Web site design, packaging, delivery and customer service.

MERCHANDISING

We buy merchandise directly from designers as well as from retailers and other third party, indirect resources. Currently, we offer products from more than 350 name brand designers, which we believe to be the widest selection of designers available from any online store. We have established direct supply relationships with over 200 such designers. We believe that we have been successful in opening up over 200 direct supply relationships, in part because we have devoted substantial resources to establishing Bluefly.com as a high-end retail environment. We are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers.

During 2004, we re-focused our merchandising strategy to offer more in-season merchandise and to cover the latest trends, while continuing to offer a premium selection of brands. As a result of this merchandise strategy, we were able to increase our gross margins to their highest levels ever - 37.5%, from 29.9%, 32.8% and 30.5% in 2003, 2002 and 2001, respectively.

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

We focus on customer satisfaction throughout our organization. In December 2004, during our peak weeks of the holiday season, the vast majority of our orders were shipped within one business day from receipt of the customer's order.

CUSTOMER SERVICE

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts. Our customer service effort starts with our Web site, which is designed to provide an intuitive shopping experience. An easy to use help center is available on the Web site and is designed to answer many of our customers' most frequently asked questions. For customers who prefer e-mail or telephone assistance, customer service representatives are available seven days a week to provide assistance. We utilize customer representatives from a third party call center that has a team dedicated to our business. We also maintain a team of premiere representatives in our New York office, who provide special services and assist in the training and management of the other representatives. To insure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 90 days of the sale for a full refund.

TECHNOLOGY

We have implemented a broad array of state-of-the-art technologies that facilitate Web site management, complex database search functionality, customer interaction and personalization, transaction processing, fulfillment and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology ("SSL") such that all data is transmitted via a 128-bit encrypted session. The computer and communications equipment on which our Web site is hosted are currently located at a single third party co-location facility in New Jersey. During the first half of 2005 we intend to move to a new co-location facility owned by a different third party located in New York.

COMPETITION

Electronic commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a relatively new, dynamic, high-growth market. Our competition for online customers comes from a variety of sources, including existing land-based retailers such as Neiman Marcus, Saks Fifth Avenue, Bergdorf Goodman, The Gap, Nordstrom, and Macy's that are using the Internet to expand their channels of distribution, established Internet companies such as Amazon.com, Overstock.com and ebay.com and less established companies such as eLuxury and Yoox. In addition, our competition for customers comes from traditional direct marketers such as L.L. Bean, Lands' End, and J.Crew, designer brands that may attempt to sell their products directly to consumers through the Internet and land-based off-price retail stores, such as T.J. Maxx, Marshalls, Filene's Basement and Loehmanns, which may or may not use the Internet in the future to grow their customer base. Many of these competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, we expect additional competitors to emerge in the future.

We believe that the principal competitive factors in our market include: brand recognition, merchandise selection, price, convenience, customer service, order delivery performance and site features. Although we believe that we compare favorably with our competitors, we recognize that this market is relatively new and is evolving rapidly, and, accordingly, there can be no assurance that this will continue to be the case.

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

EMPLOYEES

As of February 18, 2005, we had 73 full-time employees and 4 part-time employees, as compared to 89 full-time and 3 part-time employees as of February 18, 2004. None of our employees are represented by a labor union and we consider our relations with our employees to be good.

RISK FACTORS

We Have A History Of Losses And Expect That Losses Will Continue In The Future. As of December 31, 2004, we had an accumulated deficit of $96,127,000. We incurred net losses of $3,791,000, $6,369,000 and $6,479,000 for the years ended December 31, 2004, 2003 and 2002, respectively. We have incurred substantial costs to develop our Web site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds. We may need additional financing to effect our business plan and accelerate our customer acquisition. The environment for raising investment capital has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. In the event that we are unable to obtain additional financing, if needed, we could be forced to decrease expenses that we believe are necessary for us to realize on our long-term prospects for growth and profitability and/or liquidate inventory in order to generate cash. Moreover, any additional equity financing that we may raise could result in significant dilution of the existing holders of common stock. See "Risk Factors - Certain Events Could Result In Significant Dilution Of Your Ownership Of Common Stock."

Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility. Under the terms of the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. Pursuant to the Loan Facility, we gave a first priority lien to Rosenthal on substantially all of our assets, including our cash balances. If we default under the Loan Facility, Rosenthal would be entitled, among other things, to foreclose on our assets in order to satisfy our obligations under the Loan Facility.

Our Ability To Comply With Our Financial Covenants And Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan. We are required to pay interest under our Loan Facility on a monthly basis. In addition, we are required, under the facility, to maintain working capital of at least $6.0 million and net tangible worth of at least $7.0 million as of the end of each fiscal year. Assuming we meet our business plan, we will satisfy these covenants. To a certain extent, however, our ability to meet our business plan, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and therefore we cannot assure you that based on our business plan we will generate sufficient cash flow from operations to enable us to pay our indebtedness under the Loan Facility and maintain compliance with our net working capital covenant throughout the term of the agreement or that we will be able to maintain compliance with the net worth covenant. If we fall short of our business plan and are unable to raise additional capital, we could default under our Loan Facility. In the event of a default under the Loan Facility, Rosenthal would be entitled, among other things, to foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the Loan Facility. See "Risk Factors - Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility."

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

Moreover, as of February 18, 2005, there were outstanding options to purchase 8,750,680 shares of our Common Stock issued under our Stock Option Plans, warrants to purchase 981,644 shares of our Common Stock issued to Soros, and additional warrants and options to purchase 723,301 shares of our Common Stock. In addition, as of such date, our outstanding Preferred Stock was convertible into an aggregate of 43,323,430 shares of our Common Stock (plus any shares of our Common Stock issued upon conversion in payment of any accrued and unpaid dividends). The exercise of our outstanding options and warrants and/or the conversion of our outstanding Preferred Stock would dilute the then existing stockholders' percentage ownership of our common stock, and any sales in the public market of our Common Stock underlying such securities, could adversely affect prevailing market price of our Common Stock. In the event that all of the securities described above were converted to Common Stock, the holders of the Common Stock immediately prior to such conversion would own approximately 22% of the outstanding Common Stock immediately after such conversion, excluding the effect of accrued dividends on Preferred Stock.

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

Soros Owns A Majority Of Our Stock And Therefore Effectively Controls Our Management And Policies. As of February 18, 2005, through its holdings of our common stock, as well as our preferred stock, and warrants convertible into our common stock, Soros beneficially owned, in the aggregate, approximately 84% of our common stock. The holders of our preferred stock vote on an "as converted" basis with the holders of our common stock. By virtue of its ownership of our preferred stock, Soros has the right to appoint two designees to our Board of Directors, each of whom has seven votes on any matter voted upon by our Board of Directors. Collectively, these two designees have 14 out of 19 possible votes on each matter voted upon by our Board of Directors. In addition, we are required to obtain the approval of holders of our preferred stock prior to taking certain actions. The holders of our preferred stock have certain pre-emptive rights to participate in future equity financings and certain anti-dilution rights that could result in the issuance of additional securities to such holders. In view of their large percentage of ownership and rights as the holders of our preferred stock, Soros effectively controls our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger. In addition, Soros has demand registration rights with respect to the shares of our common stock that it beneficially owns. Any decision by Soros to exercise such registration rights and to sell a significant amount of our shares in the public market could have an adverse effect on the price of our common stock. See "Risk Factors - Certain Events Could Result In Significant Dilution of Your Ownership Of Common Stock."

If We Are Not Accurate In Forecasting Our Revenues, We May Be Unable To Adjust Our Operating Plans In A Timely Manner. Because our business has not yet reached a mature stage, it is difficult for us to forecast our revenues accurately. We base our current and future expense levels and operating plans on expected revenues, but in the short term a significant portion of our expenses are fixed. Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock could decline significantly. In addition any such unexpected revenue shortfall could significantly affect our short-term cash flow and our net worth, which could require us to seek additional financing and/or cause a default under our credit facility. See "Risk Factors - We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds" and "Risk Factors -Our Ability To Comply With Our Financial Covenants And Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan."

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

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. Furthermore, Internet usage slows down in the summer months. We and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales. In the first three quarters of 2003, the retail apparel market experienced sluggish growth, requiring many retailers to significantly reduce prices and discount merchandise. We lowered our prices during the first quarter of 2003, in part, as the result of this sluggish growth, and maintained lower pricing levels in the second and third quarters of 2003 in order to generate cash from excess out-of-season inventory. While the retail apparel market improved modestly during the fourth quarter of 2003 and the 2004 calendar year, any future decrease in growth rates or downturn, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our revenue, cash flow and results of operations. Alternatively, any improvement, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues. See "Risk Factors - We Do Not Have Long Term Contracts With The Majority Of Our Vendors And Therefore The Availability of Merchandise Is At Risk."

We Purchase Product From Some Indirect Supply Sources, Which Increases Our Risk of Litigation Involving The Sale Of Non-Authentic Or Damaged Goods. We purchase merchandise both directly from brand owners and indirectly from retailers and third party distributors. The purchase of merchandise from parties other than the brand owners increases the risk that we will mistakenly purchase and sell non-authentic or damaged goods, which could result in potential liability under applicable laws, regulations, agreements and orders. Moreover, any claims by a brand owner, with or without merit, could be time consuming, result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, prospects, financial condition and results of operations.

If Our Co-Location Facility, Third Party Distribution Center Or Third Party Call Center Fails, Our Business Could Be Interrupted For A Significant Period Of Time. Our ability to receive and fulfill orders successfully and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems and fulfillment center. Substantially all of our computer and communications hardware is located at a single co-location facility owned by a third party in New Jersey, and during the first half of 2005, we intend to move to a new co-location facility owned by a different third party in New York. Primarily all of our inventory is held, and our customer orders are filled, at a third party distribution center located in Virginia, and a large majority of our customer service representatives are employees of a third party call center in Ohio. These operations are vulnerable to damage or interruption from fire, flood, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan. Accordingly, a failure at one of these facilities could interrupt our business for a significant period of time, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any such interruption would negatively impact our sales, results of operations and cash flows for the period in which it occurred, and could have a long-term adverse effect on our relationships with our customers and suppliers.

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

We Are Heavily Dependent On Third-Party Relationships, And Failures By A Third Party Could Cause Interruptions To Our Business. We are heavily dependent upon our relationships with our fulfillment operations provider, third party call center and Web hosting provider, delivery companies like UPS and the United States Postal Service, and credit card processing companies such as Paymentech and Cybersource to service our customers' needs. To the extent that there is a slowdown in mail service or package delivery services, whether as a result of labor difficulties, terrorist activity or otherwise, our cash flow and results of operations would be negatively impacted during such slowdown, and the results of such slowdown could have a long-term negative effect on our reputation with our customers. The failure of our fulfillment operations provider, third party call center, credit card processors or Web hosting provider to properly perform their services for us could cause similar effects. Our business is also generally dependent upon our ability to obtain the services of other persons and entities necessary for the development and maintenance of our business. If we fail to obtain the services of any such person or entities upon which we are dependent on satisfactory terms, or we are unable to replace such relationship, we would have to expend additional resources to develop such capabilities ourselves, which could have a material adverse impact on our short-term cash flow and results of operations and our long-term prospects.

We Are In Competition With Companies Much Larger Than Ourselves. Electronic commerce generally and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market and is rapidly changing and intensely competitive. Our competition for customers comes from a variety of sources including:

     . existing land-based, full price retailers, such as Neiman Marcus, Saks Fifth Avenue, Bergdorf Goodman, Nordstrom, The Gap, and Macy's that are using the Internet to expand their channels of distribution;

     .    less established online companies, such as eLuxury and Yoox;

     .    internet sites such as Amazon.com, Overstock.com and ebay.com

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

     .    order delivery performance; and

     .    site features.

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

There Can Be No Assurance That Our Technology Systems Will Be Able To Handle Increased Traffic; Implementation Of Changes To Web Site. A key element of our strategy is to generate a high volume of traffic on, and use of, Bluefly.com. Accordingly, the satisfactory performance, reliability and availability of Bluefly.com, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues will depend on the number of visitors who shop on Bluefly.com and the volume of orders we can handle. Unavailability of our Web site or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on Bluefly.com or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of Bluefly.com or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of Bluefly.com, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the online commerce industry. Accordingly, we redesign and enhance various functions on our Web site on a regular basis, and we may experience instability and performance issues as a result of these changes. In addition, during the first half of 2005, we plan to move to a new co-location facility and in connection with the move will need to rebuild our systems with new hardware at the new co-location facility. This move may also result in short-term instability and performance issues, although in the long term we believe that it will provide us a more robust and stable environment.

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

There Are Inherent Risks Involved In Expanding Our Operations. We may choose to expand our operations by developing new Web sites, promoting new or complementary products or sales formats, expanding the breadth and depth of products and services offered, expanding our market presence through relationships with third parties, adopting non-Internet based channels for distributing our products, or consummating acquisitions or investments. Expansion of our operations in this manner would require significant additional expenses and development, operations and editorial resources and would strain our management, financial and operational resources. For example, we have historically expended significant internal resources in connection with the redesign of our Web site and the implementation of our online strategic alliances. Moreover, in the event that we expand upon our efforts to open brick-and-mortar outlet stores, we will be required to devote significant internal resources and capital to such efforts. There can be no assurance that we would be able to expand our efforts and operations in a cost-effective or timely manner or that any such efforts would increase overall market acceptance. Furthermore, any new business or Web site that is not favorably received by consumer or trade customers could damage our reputation.

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

We Face Uncertainties Relating To Sales And Other Taxes. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Virginia, Ohio, New Jersey and New York. However, one or more states may seek to impose sales tax collection obligations on out-of-state companies such as our company that engage in online commerce. In addition, any new operation in states outside Virginia, Ohio, New Jersey and New York could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

Change Of Control Covenant And Liquidation Preference Of Preferred Stock. We have agreed with Soros, that for so long as any shares of their Preferred Stock are outstanding, we will not take any action to approve or otherwise facilitate any merger, consolidation or change of control, unless provisions have been made for the holders of such Preferred Stock to receive from the acquirer an amount in cash equal to the respective aggregate liquidation preferences of such Preferred Stock. The aggregate liquidation preference of the Preferred Stock is equal to the greater of (i) approximately $49,100,000 (plus any accrued and unpaid dividends) and (ii) the amount that the holders of shares of Preferred Stock would receive if they were to convert such shares of Common Stock immediately prior to liquidation.

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

We Rely On The Effectiveness Of Our Internal Controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered accounting firm will be required to audit both the design and operating effectiveness of our internal controls and management's assessment of the design and the effectiveness of its internal controls for the year ended December 31, 2005. It is possible that, in preparation for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because management's assessment of internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

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

ITEM 2. PROPERTIES

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The lease expires in 2010. Our total lease expense for the current office space during 2004 was approximately $442,000.

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

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on The Nasdaq SmallCap Market and the Boston Stock Exchange. The following table sets forth the high and low bid prices for the Common Stock for the periods indicated, as reported by the Nasdaq SmallCap Market:

           FISCAL 2004              HIGH        LOW
           --------------          ------      ------
           First Quarter           $ 4.93      $ 3.07
           Second Quarter          $ 3.44      $ 1.92
           Third Quarter           $ 2.30      $ 1.40
           Fourth Quarter          $ 3.56      $ 1.75

           FISCAL 2003              HIGH        LOW
           --------------          ------      ------
           First Quarter           $ 1.69      $ 0.67
           Second Quarter          $ 1.60      $ 0.72
           Third Quarter           $ 1.80      $ 0.76
           Fourth Quarter          $ 5.96      $ 1.20

HOLDERS

As of February 18, 2005, there were approximately 109 holders of record of the Common Stock. We believe that there were more than 5,000 beneficial holders of the Common Stock as of such date.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

EQUITY COMPENSATION PLAN INFORMATION (AS OF DECEMBER 31, 2004)

                                                                                           NUMBER OF SECURITIES
                                                                                           REMAINING AVAILABLE FOR
                                                                                           FUTURE ISSUANCE UNDER
                                 NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE    EQUITY COMPENSATION PLANS
                                 ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING         (EXCLUDING SECURITIES
                                 OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND        REFLECTED IN COLUMN (a))
PLAN CATEGORY                    WARRANTS AND RIGHTS(a)       RIGHTS (b)                   (c)
-----------------------------    --------------------------   -------------------------    -------------------------
Equity compensation plans                8,911,789                   $ 2.35                      2,877,431
 approved by security holders

Equity compensation plans not              901,590                   $ 1.60                        294,922
 approved by security holders

Total                                    9,813,379                   $ 2.28                      3,172,353

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

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. All data is in thousands, except share data:

STATEMENT OF OPERATIONS DATA:

                                                                             Year Ended December 31,
                                                 -------------------------------------------------------------------------------
                                                     2004               2003            2002            2001            2000
                                                 ------------       ------------    ------------    ------------    ------------
Net sales                                        $     43,799       $     37,928    $     30,606    $     22,950    $     17,512
Cost of sales                                          27,393             26,603          20,571          15,954          14,018
                                                 ------------       ------------    ------------    ------------    ------------
  Gross profit                                         16,406             11,325          10,035           6,996           3,494

Selling, marketing and fulfillment expenses            13,996             12,061          11,547          13,765          18,797
General and administrative expenses                     6,333              5,239           4,686           5,098           5,296
                                                 ------------       ------------    ------------    ------------    ------------
  Total operating expenses                             20,329             17,300          16,233          18,863          24,093

Operating loss                                         (3,923)            (5,975)         (6,198)        (11,867)        (20,599)
Interest (expense)/other income                           132               (394)           (281)        (13,139)           (510)
  Net loss                                             (3,791)            (6,369)         (6,479)        (25,006)        (21,109)
Basic and diluted loss per share:                $      (0.55)      $      (0.88)   $      (2.44)   $      (3.41)   $      (4.45)

Basic and diluted weighted average number of
 common shares outstanding available to common
 stockholders                                      14,586,752         11,171,018       9,927,027       8,185,065       4,924,906

BALANCE SHEET DATA:

                                                                               As of December 31,
                                                 -------------------------------------------------------------------------------
                                                     2004               2003            2002            2001            2000
                                                 ------------       ------------    ------------    ------------    ------------
Cash and cash equivalents                        $      7,938/(1)/  $      7,721    $      1,749    $      5,419    $      5,350
Inventories, net                                       12,958             11,340          10,868           6,388           7,294
Other current assets                                    2,559              1,863           1,159           1,417           1,510
Total assets                                           25,541             22,998          16,595          14,572          15,674
Current liabilities                                     9,413              8,459           7,072           5,988           5,937
Short-term convertible notes payable, net                                      -               -               -          19,698
Long term liabilities                                   4,739              4,260           2,439             182               -
Redeemable preferred stock                                  -                  -               -               -          11,088
Shareholders' equity (deficit)                         11,389             10,279           7,084           8,402         (21,049)

/(1)/ Includes restricted cash of $1,253

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

OVERVIEW

We are a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts up to 75% off retail value. The Bluefly.com Web site was launched in September 1998.

Our gross profit increased by approximately 45% to $16,406,000 in 2004, from $11,325,000 in 2003. This growth was driven by increases in both net sales and gross margins, and allowed us to decrease our net loss by approximately 40%, to $3,791,000 in 2004, from $6,369,000 in 2003.

Our net sales increased approximately 15% to $43,799,000 for the year ended December 31, 2004 from $37,928,000 for the year ended December 31, 2003. For the first three quarters of 2004, our net sales increased by approximately 35%, 27% and 6%, respectively, as compared to the same periods in 2003. For the entire fourth quarter of 2004, our net sales increased by approximately 4% to $14,515,000 from $13,993,000 in the fourth quarter of 2003. Our net sales actually decreased in October 2004, but rebounded strongly in November and December 2004, which resulted in net sales growth for the quarter.

Net sales attributable to the Company's Web site increased by approximately 7% during the quarter, to $14,230,000 in the fourth quarter of 2004 from $13,356,000 in the fourth quarter of 2003, while net sales attributable to the Company's temporary Manhattan store, which opened in late November, decreased to approximately $251,000 compared to $465,000 for the same period in 2003.

Our gross margin increased to 37.5% from 29.9% in 2003, 32.8% in 2002 and 30.5% in 2001. The increase in 2004 was driven by a merchandising strategy that focused on negotiating better prices with vendors as well as selling more in-season product which has more value to our customer and therefore demands higher margins. In 2003 the lower margins resulted from our decision to turn more of our out-of-season merchandise, as well as inventory items that we were particularly deep in, into cash that could be used to purchase new inventory, rather than holding the inventory for the next season.

For the fourth quarter of 2004, we had net income of $7,000 as compared to net income of $111,000 in the fourth quarter of 2003. The decrease in net income was partly the result of the Company's temporary Manhattan store, which contributed significantly to our profitability during the fourth quarter of 2003, but did not contribute to our profit in any material respect during the fourth quarter of 2004. We believe that the store did not perform as well financially in 2004 as it did in 2003 because we tested pricing and branding strategies that were more in line with those of our Web site. While the performance of the store was not as strong during 2004 as it was during 2003, we believe that the relatively small investment provided us with valuable experience that we can use in the future in an effort to build a store strategy that is in line with our brand strategy and offers stronger financial performance.

Our reserve for returns and credit card chargebacks decreased slightly to 36.6% in 2004 from 37.1% in 2003 and it had been 35.5% in 2002. We believe that the slight improvement in the return rate is attributable to more detailed analysis on customer purchase and return habits as well as initiatives related to the way we photograph and describe our product and improved buying by the merchant team. The increase in return rates in prior years was primarily driven by shifts in our merchandise mix towards products that generate higher return rates, but also higher gross margins and average order sizes. While we are testing initiatives to reduce our return rates, we believe that the overall shift in merchandise mix has been beneficial to the overall gross profit realized per order. Accordingly, we do not expect return rates to decrease to 2002 levels in the near term.

At December 31, 2004, we had an accumulated deficit of $96,127,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site, building our infrastructure and non-cash charges in connection with automatic decreases in the conversion price of our Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore expect to continue to incur substantial operating losses for the foreseeable future. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

CRITICAL ACCOUNTING POLICIES

MANAGEMENT ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment and the realization of deferred tax assets. Actual amounts could differ significantly from these estimates.

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

DEFERRED TAX VALUATION ALLOWANCE

We recognize deferred income tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is realized in income or loss in the period that included the enactment date. We have assessed the future taxable income and determined that a 100% deferred tax valuation allowance is deemed necessary. In the event that we were to determine that we would be able to realize our deferred tax assets, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data for the years ended December 31st. All data is in thousands except as indicated below:

                                                       2004                      2003                      2002
                                              -----------------------   -----------------------   -----------------------
                                                            AS A % OF                 AS A % OF                 AS A % OF
                                                            NET SALES                 NET SALES                 NET SALES
                                              -----------------------   -----------------------   -----------------------
Net sales                                     $   43,799        100.0%  $   37,928        100.0%  $   30,606        100.0%
Cost of sales                                     27,393         62.5%      26,603         70.1%      20,571         67.2%
                                              ----------                ----------                ----------
  Gross profit                                    16,406         37.5%      11,325         29.9%      10,035         32.8%

Selling, marketing and fulfillment expenses       13,996         32.0%      12,061         31.8%      11,547         37.7%
General and administrative expenses                6,333         14.4%       5,239         13.8%       4,686         15.3%
                                              ----------                ----------                ----------
  Total operating expenses                        20,329         46.4%      17,300         45.7%      16,233         53.0%

Operating loss                                    (3,923)        (8.9)%     (5,975)       (15.8)%     (6,198)       (20.2)%
Interest (expense) other income                      132          0.3%        (394)        (1.0)%       (281)        (0.9)%
                                              ----------                ----------                ----------
  Net loss                                    $   (3,791)        (8.6)% $   (6,369)       (16.8)% $   (6,479)       (21.1)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

                                                                              2004           2003           2002
                                                                          ------------   ------------   ------------
Average Order Size (including shipping & handling)                        $     188.51   $     174.99   $     167.20
Average Order Size Per New Customer (including shipping & handling)       $     159.38   $     158.38   $     149.74
Average Order Size Per Repeat Customer  (including shipping & handling)   $     205.10   $     184.95   $     177.31

Total Customers                                                                640,125        512,948        388,700
Customers Added during the Year                                                127,177        124,248        101,063
Revenue from Repeat Customers as a % of total Revenue                               70%            66%            67%
Customer Acquisition Costs                                                $      11.41   $      10.22   $      17.04

We define a "repeat customer" as a person who has bought more than once from us during their lifetime. We calculate customer acquisition cost by dividing total advertising expenditures (excluding staff related costs) during a given time period by total new customers added during that period. All measures of the number of customers are based on unique email addresses.

FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED DECEMBER 31,
2003

Net sales: Gross sales for the year ended December 31, 2004 increased by approximately 15% to $69,032,000, from $60,279,000 for the year ended December 31, 2003. The provision for returns and credit card chargebacks and other discounts was approximately 37% for both 2004 and 2003, resulting in a provision of $25,233,000 for the year ended December 31, 2004 and $22,351,000 for the year ended December 31, 2003.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2004 were $43,799,000. This represents an increase of approximately 15% compared to the year ended

December 31, 2003, in which net sales totaled $37,928,000. The growth in net sales was largely driven by the increase in gross average order size (approximately 8% higher than the full year 2003) and a slight increase in the number of new customers acquired (approximately 2% higher than the full year
2003). Shipping and handling revenue (which is included in net sales) increased by 14% to $3,353,000 for the year ended December 31, 2004, from $2,939,000 for the year ended December 31, 2003.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2004 totaled $27,393,000, resulting in gross margin of approximately 38%. Cost of sales for the year ended December 31, 2003 totaled $26,603,000, resulting in gross margin of 30%. The increase in gross margin was driven by a merchandising strategy that focused on negotiating better prices with vendors as well as selling more in-season product, which has more value to our customer and therefore demands higher margins. The gross margin in 2003 was impacted negatively by our decision to reduce our product margin during the first three quarters of 2003 on certain merchandise in an effort to reduce prior season inventory levels.

Gross Profit: As a result of the increases in net sales and gross margin, gross profit increased by 45%, to $16,406,000 for the year ended December 31, 2004, from $11,325,000 for the year ended December 31, 2003.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 16% for the year 2004 compared to the year ended 2003. As a percentage of net sales, our selling, marketing and fulfillment expenses remained relatively unchanged at approximately 32% for both 2004 and 2003. The selling, marketing and fulfillment expenses were comprised of the following:

                    YEAR ENDED          YEAR ENDED      PERCENTAGE DIFFERENCE
                DECEMBER 31, 2004   DECEMBER 31, 2003     INCREASE (DECREASE)
                -----------------   -----------------   ---------------------
Marketing            $  2,213,000        $  1,898,000                    16.6%
Operating               5,848,000           5,223,000                    12.0%
Technology              4,086,000           3,420,000                    19.5%
E-Commerce              1,849,000           1,520,000                    21.6%
                     ------------        ------------
                     $ 13,996,000        $ 12,061,000                    16.0%

Marketing expenses include expenses related to online and print advertising, direct mail campaigns as well as staff related costs. The increase in marketing expenses of approximately 17% was primarily driven by the donation of the net proceeds from the sale of "hope." collection products to St. Jude Children's Research Hospital ("St. Jude"). Pursuant to a charitable program with St. Jude, we were the exclusive retailer of the "hope." t-shirt and agreed to donate the net proceeds (i.e., the revenue less the cost of goods sold and the costs of processing and filling the orders) from the sale of all "hope." collection products on our Web site to St. Jude. For the year ended December 31, 2004, approximately $141,000 was donated and has been recorded as a marketing expense in our financial statements. A portion of the increase also resulted from increased consulting expenses, which were offset slightly by a decrease in staff related expenses. In the event that we attempt to accelerate revenue growth, it may be necessary to utilize less cost efficient methods of customer acquisition, and accordingly there can be no assurance that customer acquisition costs will not increase further in the future.

Operating expenses include all costs related to inventory management, fulfillment, customer service, credit card processing and during the fourth quarters, the costs associated with the Company's temporary Manhattan store. Operating expenses increased in 2004 by approximately 12% compared to 2003 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees) as well as the overhead costs associated with the store.

Technology expenses consist primarily of Web site hosting and staff related costs. For the year ended December 31, 2004, technology expenses increased by approximately 20% compared to the year ended December 31, 2003. This increase was related to an increase in headcount, overall web hosting costs and consulting costs and was slightly offset by a decrease in depreciation expense. The department employed an average of 18 people per month in 2004 compared to 12 people per month in 2003.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the year ended December 31, 2004, this amount increased by approximately 22% as compared to the year ended December 31, 2003. This increase is to the result of an increase in staff related costs, temporary help and the purchase of licenses for new search functionality and Web site analytics.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2004 increased by approximately 21% to $6,333,000 as compared to $5,239,000 for the year ended December 31, 2003. As a percentage of net sales, general and administrative expenses increased to 14.4% in 2004 from 13.8% in 2003. The increase in general and administrative expenses was the result of increased salary and benefit expenses of approximately 45% (including $325,000 of expenses incurred in connection with the Separation Agreement that we entered into with our former CEO) as well as an increase in public company fees. These increases were slightly offset by a reduction in consulting and professional fees. Due to the cost of compliance of Sarbanes-Oxley we anticipate that professional and public company fees will continue to increase in 2005.

Loss from operations: Operating loss decreased by approximately 34% in 2004, to $3,923,000 from $5,975,000 in 2003 as a result of the increase in gross profit.

Interest expense and Interest and other income, net: Interest and other income for year ended December 31, 2004 increased to $847,000 from $38,000 for the year ended December 31, 2003. The increase resulted from $564,000 recognized to adjust a liability associated with warrants issued by us to their fair value as of June 17, 2004 (at which time the warrants were re-classified as equity as described in Note 3 to our financial statements), the $169,000 realized in connection with the judgment we received in the Breider Moore litigation and an increase in interest income earned on our cash balance.

Interest expense for the year ended 2004 totaled $715,000, and related primarily to fees paid in connection with the Loan Facility and interest expense on Convertible Notes held by Soros. Interest expense for the year ended December 31, 2003 totaled $432,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing.

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

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2003 were $37,928,000. This represents an increase of approximately 24% compared to the year ended December 31, 2002, in which net sales totaled $30,606,000. The growth in net sales was largely driven by the increase in the numbers of new customers acquired (approximately 23% higher than the full year
2002) and the increase in gross average order size (approximately 5% higher than the full year 2002). In addition, our shipping and handling revenue increased as we raised our standard shipping rate from $5.95 per order to $7.95 per order in the first quarter of 2003. For the year ended December 31, 2003, revenue from shipping and handling (which is included in net sales) increased by 44% to $2,939,000 from $2,048,000 for the year ended December 31, 2002.

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

Gross Profit: Gross profit increased by 13%, to $11,325,000 for the year ended December 31, 2003, compared to $10,035,000 for the year ended December 31, 2002. The increase in gross profit was the result of net sales growth, partially offset by the decrease in gross margin.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 5% for the year 2003 compared to the year ended 2002. As a percentage of net sales, our selling, marketing and fulfillment expenses decreased to 32% in 2003 from approximately 37.7% in 2002. The decrease resulted primarily from refinements to our marketing strategy that allowed us to better target potential new customers and convert repeat customers, as well as the cost savings we derived from our move to a new web hosting facility. Selling, marketing and fulfillment expenses were comprised of the following:

                    YEAR ENDED          YEAR ENDED      PERCENTAGE DIFFERENCE
                DECEMBER 31, 2003   DECEMBER 31, 2002     INCREASE (DECREASE)
                -----------------   -----------------   ---------------------
Marketing            $  1,898,000        $  2,275,000                   (16.6)%
Operating               5,223,000           4,533,000                    15.2%
Technology              3,420,000           3,552,000                    (3.7)%
E-Commerce              1,520,000           1,187,000                    28.1%
                     ------------        ------------
                     $ 12,061,000        $ 11,547,000                     4.5%

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

Operating expenses include all costs related to inventory management, fulfillment, customer service, credit card processing and during the fourth quarter of 2003, the costs associated with the Company's temporary Manhattan store. Operating expenses increased in 2003 by approximately 15% compared to 2002 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees).

Technology expenses consist primarily of Web site hosting and staff related costs. For the year ended December 31, 2003, technology expenses decreased by approximately 4% compared to the year ended December 31, 2002. This decrease was related to a decrease in overall web hosting costs offset by accelerated depreciation of equipment acquired under a capital lease due to a change in the estimated useful life, along with increased amortization expense incurred as a result of capitalized costs incurred in connection with the upgraded version of the Web Site. Depreciation and amortization for the year ended December 31, 2003 represented approximately 40% of the total technology expense, while depreciation and amortization for the year ended December 31, 2002 represented approximately 17% of the total technology expense. These amounts were partially offset by a reduction of approximately 61% in our Web Site hosting costs in connection with our move to a new web hosting facility.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web Site design. For the year ended December 31, 2003, this amount increased by approximately 28% as compared to the year ended December 31, 2002, primarily due to the creation of an Online Retail Group within the E-Commerce department. The department employed an average of 17 employees per month in 2003, compared to an average of 13 per month in 2002. The Online Retail Group is, among other things, responsible for leveraging the Web Site technology to improve the on-site customer experience. In September 2003, we launched a redesigned Web Site. The redesigned Web Site provided a new look and, we believe, more intuitive navigation. The costs of the new site were primarily included in E-Commerce and expensed as incurred.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2003 increased by approximately 12% to $5,239,000 as compared to $4,686,000 for the year ended December 31, 2002. As a percentage of net sales, general and administrative expenses decreased to 13.8% in 2003 from 15.3% in 2002. The increase in general and administrative expenses was the result of increased salary and benefit expenses of approximately 7% as well as an increase in professional fees of 50%.

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

LIQUIDITY AND CAPITAL RESOURCES

GENERAL

At December 31, 2004, we had approximately $6.7 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $12.8 million (both amounts exclude the $1.25 million of restricted cash). In addition, as of December 31, 2004, we had approximately $2.3 million of borrowings committed under the Loan Facility, leaving approximately $1.2 million of availability. At December 31, 2003, we had approximately $2.3 million of borrowings committed, leaving $2.1 million of availability.

In February 2005, we extended the maturity dates on the Convertible Promissory Notes issued to Soros in July and October 2003. The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended for one year, from May 1, 2005 to May 1, 2006. Also in February 2005, we renewed the Loan Facility with Rosenthal for an additional year, from March 30, 2005 to March 30, 2006.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and is dependent, among other things, on the Company having at least $7.0 million of tangible net worth and $6.0 million of working capital and cash balances of at least $750,000 (exclusive of the $1.25 million cash collateral pledged to Rosenthal to secure our obligations under the Loan Facility). In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity.

We anticipate that our existing resources and working capital should be sufficient to satisfy our cash requirements through the end of fiscal 2005. Of course, there can be no assurance that such expectations will prove to be correct. If we do not achieve our operating plan, and additional financing is not available, future operations may need to be modified, scaled back or discontinued. Moreover, we may seek additional debt and/or equity financing in order to maximize the growth of our business and accelerate customer acquisition. There can be no assurance that any additional financing or other sources of capital will be available to us upon acceptable terms, or at all.

LOAN FACILITY

Pursuant to the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The Rosenthal Financing Agreement was amended in April 2004 to: (i) extend the term until March 30, 2005 (later extended further, as described below); (ii) substitute $1.25 million of cash collateral pledged by the Company for the $2.0 million standby letter of credit previously provided by Soros as collateral security for the Company's obligations under the Loan Facility; (iii) decrease the maximum amount available under the Loan Facility from $4.5 million to $4.0 million; (iv) increase the tangible net worth requirement to $7.0 million; (v) increase the working capital requirement to $6.0 million; and (vi) increase the minimum cash balance that the Company is required to maintain to $750,000 (exclusive of the $1.25 million in cash collateral). Because we removed the requirement that Soros provide a standby letter of credit to secure the Loan Facility, we are no longer subject to an agreement with Soros that previously required us to issue additional warrants to Soros with an exercise price equal to 75% of market price in the event that Rosenthal were to draw on Soros' letter of credit. In February 2005, the Rosenthal Financing Agreement was further extended to March 30, 2006. All other terms of the Rosenthal Financing Agreement remained the same.

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

Under the terms of the Loan Facility, Soros has the right to purchase all of our obligations from Rosenthal at any time during its term.

COMMITMENTS AND LONG TERM OBLIGATIONS

As of December 31, 2004, we had the following commitments and long term obligations:

                                    2005           2006           2007           2008        THEREAFTER        TOTAL
                                ------------   ------------   ------------   ------------   ------------   ------------
Marketing and Advertising       $    150,000             --             --             --             --   $    150,000
Operating Leases                     462,000        469,000        481,000        441,000        476,000   $  2,329,000
Capital Leases                       139,000         54,000         27,000             --             --   $    220,000
Employment Contracts               1,219,000      1,030,000        324,000             --             --   $  2,573,000
Notes payable to shareholders             --      4,000,000 *           --             --             --   $  4,000,000
                                ------------   ------------   ------------   ------------   ------------   ------------
  Grand total                   $  1,970,000   $  5,553,000   $    832,000   $    441,000   $    476,000   $  9,272,000

* Notes were reclassified to long term in February 2005, See "Recent
Developments"

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but the non-cash charges associated therewith are expected to have a significant, adverse effect on our results of operations.

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

ITEM 8. FINANCIAL STATEMENTS

(a) Index to the Financial Statements

      Report of Independent Registered Public Accounting Firm             F-1

      Consolidated Balance Sheets as of December 31, 2004 and 2003        F-2

      Consolidated Statements of Operations for the three years
       ended December 31, 2004, 2003 and 2002                             F-3

      Consolidated Statements of Changes in Shareholders' Equity
       for the three years ended December 31, 2004, 2003 and 2002         F-4

      Consolidated Statements of Cash Flows for the three years
       ended December 31, 2004, 2003 and 2002                             F-5

      Notes to Consolidated Financial Statements                          F-6

      Schedule II - Valuation and Qualifying Accounts                     S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bluefly, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bluefly, Inc. and its subsidiary at December 31, 2004 and December 31, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 18, 2005

BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2004 and 2003
(dollars rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                                                         2004              2003
                                                                                   ---------------   ---------------
ASSETS
Current assets
  Cash and cash equivalents                                                        $     6,685,000   $     7,721,000
  Restricted cash                                                                        1,253,000                 -
  Inventories, net                                                                      12,958,000        11,340,000
  Accounts receivable, net of allowance for doubtful accounts                            1,206,000         1,157,000
  Prepaid expenses and other current assets                                              1,353,000           706,000
                                                                                   ---------------   ---------------
        Total current assets                                                            23,455,000        20,924,000
Property and equipment, net                                                              1,933,000         1,659,000
Other assets                                                                               153,000           415,000
                                                                                   ---------------   ---------------
        Total assets                                                               $    25,541,000   $    22,998,000
                                                                                   ===============   ===============
LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities
  Accounts payable                                                                 $     4,190,000   $     3,122,000
  Accrued expenses and other current liabilities                                         3,526,000         3,869,000
  Deferred revenue                                                                       1,697,000         1,252,000
  Notes payable to related party shareholders                                                    -           216,000
                                                                                   ---------------   ---------------
        Total current liabilities                                                        9,413,000         8,459,000
Notes payable to related party shareholders                                              4,000,000         4,000,000
Long-term interest payable to related party shareholders                                   658,000           159,000
Long-term obligations under capital lease                                                   81,000           101,000
                                                                                   ---------------   ---------------
        Total liabilities                                                               14,152,000        12,719,000
                                                                                   ===============   ===============
Commitments and contingencies (Note 8)

Shareholders' equity
Series A Preferred Stock - $.01 par value; 500,000 shares authorized,
  460,000 shares issued and outstanding as of December 31,
  2004 and 2003, respectively (liquidation preference: $9.2 million plus
  accrued dividends of $5.0 million)                                                         5,000             5,000
Series B Preferred Stock - $.01 par value; 9,000,000 shares authorized,
  8,889,414 shares issued and outstanding as of December 31, 2004 and 2003, respectively (liquidation preference: $30 million plus accrued dividends of
  $7.3 million)                                                                             89,000            89,000
Series C Preferred Stock - $.01 par value; 3,500 shares authorized, 1,000 shares issued and outstanding as of December 31, 2004 and 2003,
  respectively (liquidation preference: $1 million plus accrued dividends of
  $191,000)                                                                                      -                 -
Series D Preferred Stock - $.01 par value; 7,150 shares authorized, 7,136.548 shares issued and outstanding as of December 31, 2004 and 2003, respectively (liquidation preference: $7.1 million plus accrued dividends of
  $1.6 million)                                                                                  -                 -
Series E Preferred Stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of December 31, 2004 and 2003, respectively (liquidation preference: $1.0 million plus accrued dividends of $202,000)
Common Stock - $.01 par value; 92,000,000 shares authorized, 15,241,756 and
  12,894,166 shares issued and outstanding as of December 31, 2004 and 2003,
  respectively                                                                             152,000           129,000
Additional paid-in capital                                                             107,270,000       102,392,000
Accumulated deficit                                                                    (96,127,000)      (92,336,000)
                                                                                   ---------------   ---------------
        Total shareholders' equity                                                      11,389,000        10,279,000
                                                                                   ---------------   ---------------
        Total liabilities and shareholders' equity                                 $    25,541,000   $    22,998,000
                                                                                   ===============   ===============

   The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31, 2004, 2003 and 2002
(dollars rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                                2004             2003             2002
                                                           --------------   --------------   --------------
Net sales                                                  $   43,799,000   $   37,928,000   $   30,606,000
Cost of sales                                                  27,393,000       26,603,000       20,571,000
                                                           --------------   --------------   --------------
        Gross profit                                           16,406,000       11,325,000       10,035,000

Selling, marketing and fulfillment expenses                    13,996,000       12,061,000       11,547,000
General and administrative expenses                             6,333,000        5,239,000        4,686,000
                                                           --------------   --------------   --------------
        Total operating expenses                               20,329,000       17,300,000       16,233,000
                                                           --------------   --------------   --------------
        Operating loss                                         (3,923,000)      (5,975,000)      (6,198,000)

Interest expense                                                 (715,000)        (432,000)        (349,000)

Interest income                                                   114,000           38,000           68,000

Other income (Note 6)                                             733,000                -                -
                                                           --------------   --------------   --------------
        Net loss                                               (3,791,000)      (6,369,000)      (6,479,000)
                                                           --------------   --------------   --------------
Preferred stock dividends                                      (4,275,000)      (3,225,000)      (2,489,000)
Deemed dividend related to beneficial conversion feature
 on Series B and C Preferred Stock                                      -         (225,000)     (15,295,000)
                                                           --------------   --------------   --------------
        Net loss available to common shareholders          $   (8,066,000)  $   (9,819,000)  $  (24,263,000)
                                                           ==============   ==============   ==============
        Basic and diluted loss per common share            $        (0.55)  $        (0.88)  $        (2.44)
                                                           ==============   ==============   ==============
Weighted average number of shares outstanding used in
 calculating basic and diluted loss per common share           14,586,752       11,171,018        9,927,027
                                                           ==============   ==============   ==============

   The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years Ended December 31, 2004, 2003 and 2002
(Dollars rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                                  SERIES A PREFERRED STOCK          SERIES B PREFERRED STOCK
                                                                      $.01 PAR VALUE                    $.01 PAR VALUE
                                                              -------------------------------   -------------------------------
                                                                 NUMBER OF                         NUMBER OF
                                                                  SHARES           AMOUNT           SHARES           AMOUNT
                                                              --------------   --------------   --------------   --------------
BALANCE AT JANUARY 1, 2002                                           500,000   $        5,000        8,910,782   $       89,000
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                                                -                -                -                -
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                                               -                -                -                -
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                                               -                -                -                -
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                                 -                -                -                -
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                                           -                -                -                -
Issuance of warrants to lender                                             -                -                -                -
Issuance of warrants to shareholders                                       -                -                -                -
Issuance of warrants in exchange
 for services                                                              -                -                -                -
Net loss                                                                   -                -                -                -
                                                              --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2002                                         500,000            5,000        8,910,782           89,000
                                                              --------------   --------------   --------------   --------------
Sale of Series D Preferred Stock
 ($1,000 per share)                                                        -                -                -                -
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                                                  -                -                -                -
Conversion of January 2003 Note to
 Series D Preferred Stock                                                  -                -                -                -
Sale of Series E Preferred Stock
 ($1,000 per share)                                                        -                -                -                -
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                                           -                -                -                -
Exercise of Employee Stock
 Options and Warrants                                                      -                -                -                -
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                                         -                -                -                -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                                     (40,000)               -          (21,368)               -
Issuance of warrants to supplier                                           -                -                -                -
Issuance of warrants to shareholders                                       -                -                -                -
Issuance of warrants in exchange
 for obligations                                                           -                -                -                -
Net loss                                                                   -                -                -                -
                                                              --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2003                                         460,000            5,000        8,889,414           89,000
                                                              --------------   --------------   --------------   --------------
Sale of Common Stock and Warrants in connection with the
 January 2004 financing (net of issuance costs of $423,000)                -                -                -                -

Change in Value of Warrants                                                -                -                -                -

Exercise of Employee Stock Options                                         -                -                -                -

Expense recognized in connection with Issuance of Options                  -                -                -                -

Net loss                                                                   -                -                -                -
                                                              ==============   ==============   ==============   ==============
BALANCE AT DECEMBER 31, 2004                                         460,000   $        5,000        8,889,414   $       89,000
                                                              ==============   ==============   ==============   ==============

                                                                  SERIES C PREFERRED STOCK          SERIES D PREFERRED STOCK
                                                                      $.01 PAR VALUE                    $.01 PAR VALUE
                                                              -------------------------------   -------------------------------
                                                                 NUMBER OF                         NUMBER OF
                                                                  SHARES          AMOUNT            SHARES           AMOUNT
                                                              --------------   --------------   --------------   --------------
BALANCE AT JANUARY 1, 2002                                                 -   $            -                -   $            -
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                                                -                -                -                -
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                                               -                -                -                -
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                                           1,000                -                -                -
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                                 -                -                -                -
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                                           -                -                -                -
Issuance of warrants to lender                                             -                -                -                -
Issuance of warrants to shareholders                                       -                -                -                -
Issuance of warrants in exchange
 for services                                                              -                -                -                -
Net loss                                                                   -                -                -                -
                                                              --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2002                                           1,000                -                -                -
                                                              --------------   --------------   --------------   --------------
Sale of Series D Preferred Stock
 ($1,000 per share)                                                        -                -            2,000                -
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                                                  -                -            2,027                -
Conversion of January 2003 Note to
 Series D Preferred Stock                                                  -                -            1,009                -
Sale of Series E Preferred Stock
 ($1,000 per share)                                                        -                -                -                -
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                                           -                -                -                -
Exercise of Employee Stock
 Options and Warrants                                                      -                -                -                -
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                                         -                -            2,100                -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                                           -                -                -                -
Issuance of warrants to supplier                                           -                -                -                -
Issuance of warrants to shareholders                                       -                -                -                -
Issuance of warrants in exchange
 for obligations                                                           -                -                -                -
Net loss                                                                   -                -                -                -
                                                              --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2003                                           1,000                -            7,136                -
                                                              --------------   --------------   --------------   --------------
Sale of Common Stock and Warrants in connection with the
 January 2004 financing (net of issuance costs of $423,000)                -                -                -                -

Change in Value of Warrants                                                -                -                -                -

Exercise of Employee Stock Options                                         -                -                -                -

Expense recognized in connection with Issuance of Options                  -                -                -                -

Net loss                                                                   -                -                -                -
                                                              ==============   ==============   ==============   ==============
BALANCE AT DECEMBER 31, 2004                                           1,000   $            -            7,136   $            -
                                                              ==============   ==============   ==============   ==============

                                                                                                          SERIES 2002
                                                                  SERIES E PREFERRED STOCK              PREFERRED STOCK
                                                                      $.01 PAR VALUE                    $.01 PAR VALUE
                                                              -------------------------------   -------------------------------
                                                                 NUMBER OF                         NUMBER OF
                                                                   SHARES          AMOUNT           SHARES           AMOUNT
                                                              --------------   --------------   --------------   --------------
BALANCE AT JANUARY 1, 2002                                                 -   $            -                -   $            -
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                                                -                -                -                -
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                                               -                -            2,100                -
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                                               -                -                -                -
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                                 -                -                -                -
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                                           -                -                -                -
Issuance of warrants to lender                                             -                -                -                -
Issuance of warrants to shareholders                                       -                -                -                -
Issuance of warrants in exchange
 for services                                                              -                -                -                -
Net loss                                                                   -                -                -                -
                                                              --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2002                                               -                -            2,100                -
                                                              --------------   --------------   --------------   --------------
Sale of Series D Preferred Stock
 ($1,000 per share)                                                        -                -                -                -
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                                                  -                -                -                -
Conversion of January 2003 Note to
 Series D Preferred Stock                                                  -                -                -                -
Sale of Series E Preferred Stock
 ($1,000 per share)                                                    1,000                -                -                -
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                                           -                -                -                -
Exercise of Employee Stock
 Options and Warrants                                                      -                -                -                -
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                                         -                -           (2,100)               -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                                           -                -                -                -
Issuance of warrants to supplier                                           -                -                -                -
Issuance of warrants to shareholders                                       -                -                -                -
Issuance of warrants in exchange
 for obligations                                                           -                -                -                -
Net loss                                                                   -                -                -                -
                                                              --------------   --------------   --------------   --------------
BALANCE AT DECEMBER 31, 2003                                           1,000                -                -                -
                                                              --------------   --------------   --------------   --------------
Sale of Common Stock and Warrants in connection with the
 January 2004 financing (net of issuance costs of $423,000)                -                -                -                -

Change in Value of Warrants                                                -                -                -                -

Exercise of Employee Stock Options                                         -                -                -                -

Expense recognized in connection with Issuance of Options                  -                -                -                -

Net loss                                                                   -                -                -                -
                                                              ==============   ==============   ==============   ==============
BALANCE AT DECEMBER 31, 2004                                           1,000   $            -                -   $            -
                                                              ==============   ==============   ==============   ==============

                                                                       COMMON STOCK
                                                                      $.01 PAR VALUE
                                                             ---------------------------------      ADDITIONAL
                                                                NUMBER OF                            PAID-IN
                                                                 SHARES            AMOUNT            CAPITAL
                                                             ---------------   ---------------   ---------------
BALANCE AT JANUARY 1, 2002                                         9,205,331   $        92,000        72,184,000
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                                        1,186,573            12,000         1,776,000
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                                               -                 -         1,985,000
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                                               -                 -           977,000
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                                 -                 -            37,000
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                                           -                 -        15,295,000
Issuance of warrants to lender                                             -                 -            80,000
Issuance of warrants to shareholders                                       -                 -           255,000
Issuance of warrants in exchange
 for services                                                              -                 -            39,000
Net loss                                                                   -                 -                 -
                                                             ---------------   ---------------   ---------------
BALANCE AT DECEMBER 31, 2002                                      10,391,904           104,000        92,628,000
                                                             ---------------   ---------------   ---------------
Sale of Series D Preferred Stock
 ($1,000 per share)                                                        -                 -         2,000,000
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                                                  -                 -         2,027,000
Conversion of January 2003 Note to
 Series D Preferred Stock                                                  -                 -         1,009,000
Sale of Series E Preferred Stock
 ($1,000 per share)                                                        -                 -         1,000,000
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                                           -                 -           225,000
Exercise of Employee Stock
 Options and Warrants                                              1,869,598            19,000         2,947,000
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                                         -                 -                 -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                                     632,664             6,000            (6,000)
Issuance of warrants to supplier                                           -                 -           503,000
Issuance of warrants to shareholders                                       -                 -            42,000
Issuance of warrants in exchange
 for obligations                                                           -                 -            17,000
Net loss                                                                   -                 -                 -
                                                             ---------------   ---------------   ---------------
BALANCE AT DECEMBER 31, 2003                                      12,894,166           129,000       102,392,000
                                                             ---------------   ---------------   ---------------
Sale of Common Stock and Warrants in connection with the
 January 2004 financing (net of issuance costs of $423,000)        1,543,209            15,000         4,562,000

Change in Value of Warrants                                                -                 -          (564,000)

Exercise of Employee Stock Options                                   804,381             8,000           733,000

Expense recognized in connection with Issuance of Options                  -                 -           147,000

Net loss                                                                   -                 -                 -
                                                             ===============   ===============   ===============
BALANCE AT DECEMBER 31, 2004                                      15,241,756   $       152,000   $   107,270,000
                                                             ===============   ===============   ===============

                                                                                    TOTAL
                                                               ACCUMULATED      SHAREHOLDERS'
                                                                 DEFICIT           EQUITY
                                                             ---------------   ---------------
BALANCE AT JANUARY 1, 2002                                   $   (63,968,000)  $     8,402,000
Sale of common stock in connection
 with the Standby Commitment
 Agreement ($1.57 per share)
 net of $75,000 of expenses                                                -         1,788,000
Sale of Series 2002 Preferred Stock
 in connection with the Standby
 Agreement ($1,000 per share)
 net of $115,000 of expenses                                               -         1,985,000
Sale of Series C Preferred Stock
 ($1,000 per share) net of $23,000
 of expenses                                                               -           977,000
Sale of warrants to investor in
 connection with the Standby
 Agreement                                                                 -            37,000
Deemed dividend related to
 beneficial conversion
 feature on Series B
 Preferred Stock                                                 (15,295,000)                -
Issuance of warrants to lender                                             -            80,000
Issuance of warrants to shareholders                                       -           255,000
Issuance of warrants in exchange
 for services                                                              -            39,000
Net loss                                                          (6,479,000)       (6,479,000)
                                                             ---------------   ---------------
BALANCE AT DECEMBER 31, 2002                                     (85,742,000)        7,084,000
                                                             ---------------   ---------------
Sale of Series D Preferred Stock
 ($1,000 per share)                                                        -         2,000,000
Exchange of note for Series D Preferred
 Stock ($1,000 per share)                                                  -         2,027,000
Conversion of January 2003 Note to
 Series D Preferred Stock                                                  -         1,009,000
Sale of Series E Preferred Stock
 ($1,000 per share)                                                        -         1,000,000
Deemed dividend related to
 beneficial conversion
 feature on Series C
 Preferred Stock                                                    (225,000)                -
Exercise of Employee Stock
 Options and Warrants                                                      -         2,966,000
Conversion of Series 2002 Preferred
 Stock to Series D Preferred Stock                                         -                 -
Conversion of Series A Preferred
 Stock and Series B Preferred Stock
 to Common Stock                                                           -                 -
Issuance of warrants to supplier                                           -           503,000
Issuance of warrants to shareholders                                       -            42,000
Issuance of warrants in exchange
 for obligations                                                           -            17,000
Net loss                                                          (6,369,000)       (6,369,000)
                                                             ---------------   ---------------
BALANCE AT DECEMBER 31, 2003                                     (92,336,000)       10,279,000
                                                             ---------------   ---------------
Sale of Common Stock and Warrants in connection with the
 January 2004 financing (net of issuance costs of $423,000)                -         4,577,000

Change in Value of Warrants                                                -          (564,000)

Exercise of Employee Stock Options                                         -           741,000

Expense recognized in connection with Issuance of Options                  -           147,000

Net loss                                                          (3,791,000)       (3,791,000)
                                                             ===============   ===============
BALANCE AT DECEMBER 31, 2004                                 $   (96,127,000)  $    11,389,000
                                                             ===============   ===============

   The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2004, 2003 and 2002
--------------------------------------------------------------------------------

                                                                        2004              2003              2002
                                                                   --------------    --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                           $   (3,791,000)   $   (6,369,000)   $   (6,479,000)
Adjustments to reconcile net loss to net cash used in
 operating activities
  Depreciation and amortization                                         1,342,000         1,744,000         1,167,000
  Loss on disposal of assets                                               35,000                 -                 -
  Non-cash expense related to warrants issued to supplier                 264,000                 -            39,000
  Change in value of warrants                                            (564,000)                -                 -
  Provision for returns                                                  (354,000)          803,000           350,000
  Allowance for doubtful accounts                                         237,000           131,000           241,000
  Reserve for inventory obsolesence                                       100,000           484,000            17,000
  Stock option expense                                                    147,000                 -                 -
  Changes in operating assets and liabilities
    (Increase) decrease in
       Inventories                                                     (1,982,000)         (956,000)       (4,497,000)
       Accounts receivable                                               (289,000)         (455,000)         (131,000)
       Other current assets                                              (269,000)         (124,000)          127,000
       Prepaid expenses                                                  (127,000)           (5,000)          (29,000)
       Other assets                                                             -                 -            39,000
    (Decrease) increase in:
       Accounts payable                                                 1,068,000            61,000             3,000
       Accrued expenses                                                   186,000          (124,000)          314,000
       Short term interest payable to related party
        shareholders                                                       20,000            28,000            33,000
       Deferred revenue                                                   445,000           367,000           194,000
       Long-term interest payable to related party
        shareholders                                                      499,000           159,000                 -
                                                                   --------------    --------------    --------------
         Net cash used in operating activities                         (3,033,000)       (4,256,000)       (8,612,000)
                                                                   --------------    --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash collateral in connection with Rosenthal Pledge Agreement          (1,250,000)                -                 -
Purchase of property and equipment                                     (1,486,000)         (481,000)       (1,788,000)
                                                                   --------------    --------------    --------------
         Net cash used in investing activities                         (2,736,000)         (481,000)       (1,788,000)
                                                                   --------------    --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
Net proceeds from January 2004 financing                                4,577,000                 -                 -
Net proceeds from exercise of Stock Options                               741,000         2,966,000                 -
Payments of capital lease obligation                                     (349,000)         (257,000)         (214,000)
Repayment of related party notes                                         (236,000)                -                 -
Proceeds from issuance of Notes Payable (October 2003 Financing)                -         2,000,000                 -
Proceeds from issuance of Notes Payable (July 2003 Financing)                   -         2,000,000                 -
Proceeds from sale of Series D Preferred Stock                                  -         2,000,000                 -
Proceeds from issuance of Notes Payable (January 2003 Financing)                -         1,000,000                 -
Proceeds from sale of Series E Preferred Stock                                  -         1,000,000                 -
Net proceeds from sale of Series 2002 Preferred Stock                           -                 -         2,045,000
Proceeds from issuance of Notes Payable (September 2002
 Financing)                                                                     -                 -         2,000,000
Net proceeds from sale of Common Stock and Warrants                             -                 -         1,899,000
Net proceeds from sale of Series C Preferred Stock                              -                 -         1,000,000
                                                                   --------------    --------------    --------------
         Net cash provided by financing activities                      4,733,000        10,709,000         6,730,000
                                                                   --------------    --------------    --------------
         Net increase (decrease) in cash and cash equivalents          (1,036,000)        5,972,000        (3,670,000)

CASH AND CASH EQUIVALENTS
Beginning of year                                                       7,721,000         1,749,000         5,419,000
                                                                   --------------    --------------    --------------
End of year                                                        $    6,685,000    $    7,721,000    $    1,749,000
                                                                   ==============    ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid during the year for Interest                             $      175,000    $       85,000    $       94,000
Non-cash investing and financing activites
  Equipment acquired under capital lease                                  153,000           224,000           661,000
  Exchange of note for equity                                                   -         2,027,000                 -
  Conversion of debt to equity                                                  -         1,009,000                 -
  Warrants issued to supplier                                                   -           503,000                 -
  Deemed dividend related to beneficial conversion feature on
   Series C Preferred Stock                                                     -           225,000                 -
  Warrants issued to related party shareholders                                 -            42,000            98,000
  Deemed dividend related to beneficial conversion feature on
   Series B Preferred Stock                                                     -                 -        15,295,000
  Warrant issued in exchange for obligation                                     -                 -            17,000
  Warrant issued to lender                                                      -                 -            80,000

   The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

1.      THE COMPANY

        Bluefly, Inc., a Delaware corporation, (the "Company"), is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discount prices. The Company's Web site was launched in September 1998.

        The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. The Company believes that its existing resources, together with working capital should be sufficient to satisfy our cash requirements through December 31, 2005. The Company may seek additional equity or debt financings to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

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

        Shipping and handling billed to customers is classified as revenue in accordance with Financial Accounting Standards Board ("FASB") Task Force's Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs" ("EITF No. 00-10").

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        PROVISIONS FOR SALES RETURNS AND DOUBTFUL ACCOUNTS
        The Company generally permits returns for any reason within 90 days of the sale. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of merchandise. Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data. Accounts receivable is presented on the consolidated balance sheet net of the allowance for doubtful accounts. As of December 31, 2004 and 2003, the allowance for doubtful accounts was $44,000 and $40,000, respectively, and the allowance for sales returns was $2,174,000 and $2,528,000, respectively.

        Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $1,697,000 and $1,252,000 as of December 31, 2004 and 2003,
        respectively.

        CASH AND CASH EQUIVALENTS
        The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

        INVENTORIES
        Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. The Company reviews its inventory levels in order to identify slow-moving merchandise and establishes a reserve for such merchandise, Inventory reserves are established based on historical data and management's best estimate of excess inventory. Inventory may be marked down below cost if management determines that the inventory stock will not sell at its currently marked price. Inventory is presented net of reserves on the consolidated balance sheet.

        As of December 31, 2004 and 2003, inventories, net consists of the following:

                                                      2004            2003
                                                  ------------    ------------
        Inventory on hand                         $ 12,433,000    $ 10,755,000
        Inventory to be received due to returns      1,360,000       1,258,000
        Inventory reserves                            (835,000)       (673,000)
                                                  ------------    ------------
                   Total inventories, net         $ 12,958,000    $ 11,340,000
                                                  ============    ============

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        Costs related to the upgrade and development of the Web Site are accounted for in accordance with EITF Issue No. 00-02 "Accounting for Website Development Costs", and to the extent they are capitalized, are amortized over 24 months.

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

        INCOME TAXES
        The Company recognizes deferred income tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory tax rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is realized in income or loss in the period that includes the enactment date. In addition, valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

        STOCK BASED COMPENSATION
        At December 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 9. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. For the year ended December 31, 2004, compensation expense of $17,000 was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement, and $113,000 in compensation expense was recorded in connection with certain options issued to the Company's former Chief Executive Officer pursuant to his separation agreement. Except for these options, no compensation expense has been recorded for the year ended December 31, 2004 and December 31, 2003 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

                                                          YEAR ENDED DECEMBER 31,
                                                  --------------------------------------------
                                                      2004            2003            2002
                                                  ------------    ------------    ------------
        Net loss, as reported                     $ (3,791,000)   $ (6,369,000)   $ (6,479,000)
        Deduct: total stock-based employee
         compensation expense determined
         under fair value based methods for all
         awards, net of related tax effects         (4,617,000)     (4,219,000)     (4,259,000)
        Add: Stock-based employee compensation
         expense included in reported net loss         130,000               -               -
                                                  ------------    ------------    ------------
            Pro forma net loss                      (8,278,000)    (10,588,000)    (10,738,000)
        Loss per share
          Basic and diluted, as reported          $      (0.55)   $      (0.88)   $      (2.44)
          Basic and diluted, pro forma            $      (0.86)   $      (1.26)   $      (2.87)

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

        Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss, the following shares of Common Stock issuable pursuant to options, warrants, Preferred Stock and Convertible Notes were not included in the computation of diluted earnings per share because the result of such inclusion would be antidilutive:

                                                 COMMON STOCK ISSUABLE
                               --------------------------------------------------------       EXERCISE
                                    2004                 2003                 2002             PRICES
                               --------------       --------------       --------------    --------------
        SECURITY
        Options                     9,813,379            8,508,370            8,508,412     $0.69- $16.60
        Warrants                    1,704,945            1,319,144            1,069,144     $0.78 - $9.08
        Preferred stock            43,323,430 (1)       43,323,430 (1)       27,769,450
        Convertible Notes(2)                -                    -            2,150,538

             (1)Excludes dividends on preferred stock, which are payable in cash or common stock, at the Company's option, upon conversion, redemption or liquidation

             (2)Represents debt issued in connection with the July 2003 financing and October 2003 financing, which is convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. Until such financing occurs, such debt is not convertible into Common Stock.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        MARKETING EXPENSES
        In addition to marketing salaries, marketing expenses consist primarily of online advertising, print advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. The costs associated with online and print advertising are expensed as incurred, while the costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream. There were no amounts associated with direct mail campaigns capitalized at December 31, 2004 and 2003. Marketing expenses (excluding marketing and public relations salaries and related salary expenses of $761,000, $628,000 and $553,000) for the years ended December 31, 2004, 2003 and 2002 amounted to approximately $1,452,000, $1,270,000 and $1,722,000, respectively.

        FULFILLMENT EXPENSES
        The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2004, 2003 and 2002, fulfillment expenses totaled $2,914,000, $2,776,000 and $2,622,000, respectively. These amounts are included in selling, marketing and fulfillment expenses in the statement of operations.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other assets, accounts payable, accrued liabilities, and notes payable to related party shareholders approximate fair value due to their short maturities.

        RECENT ACCOUNTING PRONOUNCEMENTS
        In March, 2004, the Emerging Issues Task Force issued EITF 03-6, "Participating Securities and the Two-Class Method under FASB Statement No. 128." This statement provides additional guidance on the calculation and disclosure requirements for earnings per share. The FASB concluded in EITF 03-6 that companies with multiple classes of common stock or participating securities, as defined by SFAS No. 128, calculate and disclose earnings per share based on the two-class method. The adoption of this statement does not have an impact to the Company's financial statement presentation as the Company is currently in a loss position.

        In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R will be effective for periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant, adverse effect on its results of operations.

        RECLASSIFICATIONS
        Certain amounts in the consolidated financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        USE OF ESTIMATES
        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment and the realization of deferred tax assets. Actual results could differ from those estimates.

3.      PROPERTY AND EQUIPMENT

        As of December 31, 2004 and 2003, property and equipment consists of the following:

                                                  2004            2003
                                              ------------    ------------
        Leasehold improvements                $  1,065,000    $    544,000
        Office equipment                           483,000         433,000
        Computer equipment and software          5,619,000       4,550,000
                                              ------------    ------------
                                                 7,167,000       5,527,000
        Less: Accumulated depreciation          (5,234,000)     (3,868,000)
                                              ------------    ------------
                                              $  1,933,000    $  1,659,000
                                              ============    ============

        Depreciation and amortization of property and equipment was approximately $1,331,000, $1,650,000 and $1,000,000, for the years ended December 31, 2004, 2003 and 2002, respectively.

4.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

        As of December 31, 2004 and 2003, prepaid expenses and other current assets consist of the following:

                                                  2004            2003
                                              ------------    ------------
        Prepaid expenses                      $    296,000    $    232,000
        Prepaid inventory                          335,000         273,000
        Other current assets                       722,000         201,000
                                              ------------    ------------
                                              $  1,353,000    $    706,000
                                              ============    ============

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

5.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        As of December 31, 2004 and 2003, accrued expenses and other current liabilities consist of the following:

                                                        2004            2003
                                                    ------------    ------------
        Allowance for sales returns                 $  2,174,000    $  2,528,000
        Salary, vacation and bonus accrual               721,000         550,000
        Current portion of capital lease liability       139,000         314,000
        Accrued expenses                                 354,000         240,000
        Deposit from third party                               -         170,000
        Accrued media expenses                           138,000          67,000
                                                    ------------    ------------
                                                    $  3,526,000    $  3,869,000
                                                    ============    ============

6.      OTHER INCOME

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

        In addition, as discussed in Note 9 below, the Company recognized $564,000 of other income for the year ended December 31, 2004 to adjust a liability associated with warrants issued by the Company to its fair value as of June 17, 2004 (at which point the liability was reclassified as equity in accordance with EITF 00-19 and described in Note 9).

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

7.      INCOME TAXES

        Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                     2004            2003
                                                 ------------    ------------
        DEFERRED TAX ASSETS
        Net operating losses                     $ 27,328,000    $ 26,230,000
        Depreciation and amortization                 (99,000)       (142,000)
        Accounts receivable and inventory
         reserves                                     350,000         288,000
        Accrued bonuses                               203,000         134,000
        Deferred revenue                              686,000         357,000
        Other                                         270,000           5,000
                                                 ------------    ------------
                                                   28,738,000      26,872,000
        Valuation Allowance                       (28,738,000)    (26,872,000)
                                                 ------------    ------------
            Net deferred tax asset (liability)   $          -    $          -
                                                 ============    ============

        The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal net operating loss carryforwards of approximately $67,627,000 at December 31, 2004 which have expiration dates from 2018 through 2024. Approximately $5.3 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived there from, when realized, will be accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred or that may occur in the future. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

        The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

                                                  2004       2003       2002
                                                --------   --------   --------
        Statutory federal income tax rate         (35.00)%   (35.00)%   (35.00)%
        State tax benefit, net of federal
         taxes                                     (5.41)%    (5.41)%    (5.41)%
        Other                                       0.34%      0.16%      0.55%
        Valuation allowance on deferred tax
         asset                                     40.07%     40.25%     39.86%
                                                --------   --------   --------
                  Effective tax rate                0.00%      0.00%      0.00%
                                                ========   ========   ========

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

8.      COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT CONTRACTS
        The Company has entered into certain employment contracts, which expire through September 30, 2007. As of December 31, 2004, the Company's aggregate commitment for future base salary under these employment contracts is:

        2005                                                   $ 1,219,000
        2006                                                     1,030,000
        2007                                                       324,000
                                                               -----------
                                                               $ 2,573,000
                                                               ===========

        LEASES
        The Company leases equipment and space under various capital and operating leases that expire at various dates through 2011. Future minimum lease payments under capital and operating leases, excluding utilities, that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                       CAPITAL       OPERATING
                                                       LEASES         LEASES
                                                    ------------   ------------
        2005                                        $    139,000   $    462,000
        2006                                              54,000        469,000
        2007                                              27,000        481,000
        2008                                                   -        441,000
        Thereafter                                             -        476,000
                                                    ------------   ------------
                  Total minimum payments                 220,000   $  2,329,000
                                                    ------------   ============
        Obligations due within one year                 (139,000)
                                                    ------------
                  Long-term obligations under
                   capital leases                   $     81,000
                                                    ============

        Rent expense aggregated approximately $442,000, $427,000 and $412,000 for the years ended December 31, 2004, 2003 and 2002, respectively.

        MARKETING COMMITMENTS
        As of December 31, 2004, the Company has advertising and marketing commitments in connection with email services of approximately $150,000 through December 31, 2005.

        LEGAL PROCEEDINGS
        The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management is likely to have a material adverse effect on its financial condition.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

9.      SHAREHOLDERS' EQUITY

        AUTHORIZED SHARES
        The Company is incorporated in Delaware and has 92,000,000 authorized shares of common stock, $.01 par value per share ("Common Stock"), and 25,000,000 authorized shares of preferred stock, $.01 par value per share (the "Preferred Stock"). The Preferred Stock is designated as follows: 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"); 9,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"); 3,500 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"); 2,100 shares of Series 2002 Convertible Preferred Stock (the "Series 2002 Convertible Preferred Stock"); 7,150 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock"); 1,000 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock"); and 15,486,250 shares undesignated and available for issuance.

        PREFERRED STOCK
        OUTSTANDING SHARES
        The Company's currently outstanding shares of Preferred Stock (collectively, the "Outstanding Preferred Stock") include the following:
        460,000 shares of Series A Preferred Stock with a stated value of $9.2 million; 8,889,414 shares of Series B Preferred Stock with a stated value of $20 million; 1,000 shares of Series C Preferred Stock with a stated value of $1.0 million; 7,136.548 shares of Series D Preferred Stock with a stated value of approximately $7.1 million; and 1,000 shares of Series E Preferred Stock with a stated value of approximately $1.0 million. All such shares are held by affiliates of Soros Private Equity Partners, LLC ("Soros") that collectively own a majority of the Company's capital stock.

        LIQUIDATION PREFERENCE
        Each share of Outstanding Preferred Stock has a liquidation preference equal to the greater of (i) its stated value plus accrued dividends (and, in the case of the Series B Preferred Stock an additional
        $10 million, resulting in an aggregate liquidation preference for all Outstanding Preferred Stock of $49,100,000 plus accrued dividends of $14.3 million) or (ii) the amount that the holder of such share would receive if it were to convert such share into shares of Common Stock immediately prior to the liquidation, dissolution or winding up of the Company. The liquidation preference and accrued dividends on each series of Preferred Stock at December 31, 2004 is as follows:

                                                  ACCRUED DIVIDENDS AT   LIQUIDATION
                                   STATED VALUE     DECEMBER 31, 2004     PREFERENCE
                                   ------------   --------------------   ------------
        Series A Preferred Stock   $  9,200,000       $  5,000,000       $ 14,200,000
        Series B Preferred Stock     20,800,000          7,300,000         38,100,000(1)
        Series C Preferred Stock      1,000,000            191,000          1,191,000
        Series D Preferred Stock      7,100,000          1,600,000          8,700,000
        Series E Preferred Stock      1,000,000            202,000          1,202,000
                                   ------------       ------------       ------------
                                   $ 39,100,000       $ 14,293,000       $ 63,393,000
                                   ============       ============       ============

        (1) Includes $10 million of additional liquidation preference in connection with Series B Preferred Stock

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        JANUARY 2004 FINANCING
        In January 2004, the Company completed a private placement pursuant to which it raised $5,000,000 (the "January 2004 Financing"). Under the terms of the deal, the Company issued 1,543,209 shares of Common Stock at $3.24 per share, which was 90% of the trailing five-day average of the Company's volume-weighted stock price as of December 29, 2003, the date that a preliminary agreement was reached as to the pricing of the deal. The Company also issued to the new investors warrants to purchase 385,801 shares of Common Stock at any time during the next five years at an exercise price equal to $3.96 per share. After professional fees and finders fees paid to brokers, the net proceeds from the transaction were approximately $4,577,000.

        SOROS FINANCINGS DURING 2003
        CONVERSION OF PREFERRED STOCK
        In January 2003, the holders of 40,000 shares of the Company's Series A Convertible Preferred Stock and 21,368 shares of the Company's Series B Convertible Preferred Stock exercised their conversion rights with respect thereto. The shares of Series A Convertible Preferred Stock were converted into an aggregate of 341,880 shares of the Company's Common Stock. In addition, as permitted under the Company's Certificate of Incorporation, the Company elected to pay the $213,216 in accrued and unpaid dividends on such shares of Series A Preferred Stock through the issuance of additional shares of Common Stock at a price per share of $0.93 (the 30-day trailing average closing price as of the date of conversion). Accordingly, an additional 229,265 shares of the Company's Common Stock were issued as payment in full of the accrued and unpaid dividends on the converted shares of Series A Convertible Preferred Stock, in accordance with the Company's Certificate of Incorporation. The shares of Series B Convertible Preferred Stock were converted into an aggregate of 53,765 shares of the Company's Common Stock. In addition, as permitted under the Company's Certificate of Incorporation, the Company elected to pay the $7,211 in accrued and unpaid dividends on such shares of Series B Preferred Stock through the issuance of additional shares of Common Stock at a price per share of $0.93 (the 30-day trailing average closing price as of the date of conversion). Accordingly, an additional 7,754 shares of the Company's Common Stock were issued as payment in full of the accrued and unpaid dividends on the converted shares of Series B Convertible Preferred Stock, in accordance with the Company's Certificate of Incorporation.

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

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

        JULY 2003 FINANCING
        In July 2003, Soros invested an additional $2.0 million in the Company. Under the terms of the transaction, the Company issued $2.0 million of convertible promissory notes that bear interest at a rate of 12% per annum and had a maturity date of January 12, 2004 (which, was subsequently extended to May 1, 2006). Interest on the notes is payable only upon repayment of the principal amount, whether at maturity or upon a mandatory or optional prepayment. The principal amount, together with accrued interest, is convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing (the "July 2003 Financing"). The conversion of the notes is subject to certain limitations until such time as the conversion provisions are approved by the Company's stockholders.

        OCTOBER 2003 FINANCING
        In October 2003 Soros invested an additional $2.0 million in the Company. Under the terms of the transaction, the Company issued $2.0 million of convertible promissory notes. These notes were on substantially the same terms as the notes issued in the July 2003 Financing, except that the maturity date of these notes was April 14, 2004. Subsequent to year end, the maturity date of these notes was extended to May 1, 2006.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        WARRANTS
        WARRANTS TO SOROS
        The Company has issued warrants to Soros in connection with past and recent financings as well as in connection with the Loan Facility. Warrants issued in connection with the Company's Loan Facility are included in the table below and are described more fully in Note 11 below.

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

        WARRANTS TO SUPPLIER
        On December 22, 2003 the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.34 per share to a supplier of inventory in exchange for reduced pricing. The warrants are fully vested and expire on December 22, 2006. The Company valued the warrants using the Black-Scholes option pricing model (key assumptions: risk free interest rate: 3.75%, volatility 85%, expected life 2 years, zero dividend yield). The total value of $502,500 was capitalized and classified as prepaid inventory. During 2004 the Company reclassified the prepaid inventory when inventory was purchased as a component of the inventory cost. As of December 31, 2004 approximately $251,000 of this asset remained on the balance sheet and was included in other current assets.

        WARRANTS ISSUED TO INVESTORS
        In accordance with EITF 00-19, the Company accounted for the 385,801 warrants issued in connection with the January 2004 Financing at fair market value and classified the warrants as a liability because the Company may have been required to make cash payments to the investors who purchased the warrants in the event that the registration statement covering the offer and sale of the shares underlying the warrants were to no longer be effective. The Company used the Black-Scholes option pricing method (assumption: volatility 147%, risk free rate 3.76% two year expected life and zero dividend yield) to calculate the value of the warrants. At January 12, 2004, the date of transaction (the "Transaction Date"), the warrants had a value of $1,096,000. The value of the warrants was marked to market in each subsequent reporting period as a derivative gain or loss until June 17, 2004 (the "End Date"), at which time EITF 00-19 called for the warrants to be re-classified as equity because the maximum potential cash amount payable to the investors had decreased to the point where it was no longer considered significant.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        During the period beginning on the Transaction Date and ending on the End Date, the value of the warrants decreased from $1,096,000 to $532,000, and, accordingly the Company recognized $564,000 of other income for the year ended December 31, 2004.

        The following table represents warrants issued to purchase Common Stock as of December 31, 2004:

                      NUMBER OF
        PARTY         WARRANTS       EXERCISE PRICE RANGE          EXPIRATION DATES
        ----------   -------------   --------------------    ------------------------------
        Investor           385,801          $3.96                    January 2009
        Soros              981,644      $0.78 - $9.08          January 2007 - March 2013
        Supplier           300,000      $2.34 - $3.72        September 2005 - December 2006
        Others              37,500          $1.34                     March 2006
                     -------------
                         1,704,945
                     =============

        STOCK OPTION PLAN
        The Company's Board of Directors has adopted two stock option plans, one in July 2000 (the "2000 Plan") and the other in May 1997 (the "1997 Plan"). The Plans were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted. Vesting terms of the options range from immediately to a ratable vesting period of four years. The 2000 Plan has 1,500,000 shares authorized for issuance. During 2004, the Company amended the 1997 Plan in order to increase the maximum number of shares that may be granted under the Plan to 14,200,000.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        The following table summarizes the Company's stock option activity:

                                                       NUMBER        WEIGHTED
                                                         OF          AVERAGE
                                                       SHARES     EXERCISE PRICE
                                                     ----------   --------------
        BALANCE AT JANUARY 1, 2002                    4,343,203   $         4.28
        Options granted                               5,239,000   $         0.94
        Options canceled                             (1,073,791)  $         5.26
        Options exercised                                     -                -
                                                     ----------
        BALANCE AT DECEMBER 31, 2002                  8,508,412   $         2.27
        Options granted                               2,561,000   $         1.34
        Options canceled                               (705,030)  $         3.49
        Options exercised                            (1,856,012)  $         1.59
                                                     ----------
        BALANCE AT DECEMBER 31, 2003                  8,508,370   $         2.04
        Options granted                               2,629,750   $         2.74
        Options canceled                               (534,360)  $         2.57
        Options exercised                              (790,381)  $         0.95
                                                     ----------
        BALANCE AT DECEMBER 31, 2004                  9,813,379   $         2.28
                                                     ----------
        Eligible for exercise at December 31, 2002    3,612,420   $         3.59
        Eligible for exercise at December 31, 2003    4,523,606   $         1.30
        Eligible for exercise at December 31, 2004    6,512,125   $         2.44

        The stock options are exercisable in different periods through 2014. Additional information with respect to the outstanding options as of December 31, 2004, is as follows:

                               OPTIONS OUTSTANDING                         OPTIONS EXERCISABLE
                          ------------------------------                 ------------------------
                                            WEIGHTED         WEIGHTED                    WEIGHTED
            RANGE OF                         AVERAGE          AVERAGE                     AVERAGE
            EXERCISE        OPTIONS         REMAINING        EXERCISE       OPTIONS     EXERCISE
             PRICES       OUTSTANDING   CONTRACTUAL LIFE       PRICE     EXERCISABLE      PRICE
        ---------------   -----------   ----------------   -----------   ------------   ---------
         $0.69 - $1.66      5,163,050      5.8 Years       $      1.12      3,667,018   $    1.05
         $1.66 - $3.32      3,561,179      5.7 Years              2.58      2,075,390        2.82
         $3.32 - $4.98        707,000      5.6 Years              3.96        387,567        3.95
         $4.98 - $6.64         29,750      3.7 Years              5.08         29,750        5.08
         $6.64 - $9.96         54,750      4.6 Years              9.15         54,750        9.15
         $9.96 - $11.62       109,500      4.9 Years             11.19        109,500       11.19
        $11.62 - $13.28        50,000      0.0 Years             12.34         50,000       12.34
        $13.28 - $14.94         7,250      4.9 Years             14.09          7,250       14.09
        $14.94 - $16.60       130,900      2.5 Years             15.71        130,900       15.71
         $0.69 - $16.60     9,813,379      5.7 Years       $      2.28      6,512,125   $    2.44

        The Company does not recognize compensation expense for stock options granted to employees and directors with an exercise price at or above fair market value at the date of the grant, in accordance with APB No.25. The fair value of options granted during 2004, 2003 and 2002 was approximately $6.8 million, $2.9 million and $4.0 million, respectively. The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        The following assumptions were used in applying the model:

                                    YEAR ENDED DECEMBER 31,
                                   ------------------------
                                    2004     2003     2002
                                   ------   ------   ------
        Risk-free interest rates     3.63%    3.59%    4.38%
        Expected life (in years)        6        6        6
        Dividend yield                  0%       0%       0%
        Expected volitility           139%     113%     164%

        As of December 31, 2004, the Company has reserved an aggregate of 54,841,754 shares of Common Stock for the conversion of Preferred Stock and the exercise of Stock Options and Warrants.

10.     NOTES PAYABLE TO RELATED PARTY SHAREHOLDERS

        In addition to the $4,000,000 of promissory notes issued in connection with the July 2003 Financing and October 2003 Financing (see Note 9 above), on December 15, 2001, the Company issued promissory notes in the amount of $182,000 to affiliates of Soros in exchange for legal services provided during the course of the year. The notes bore interest at 9% per annum and had a maturity date of December 15, 2004. In December 2004 the Company repaid the notes with accrued interest of $54,000 for a total of $236,000.

        In January 2004, the Company also extended the maturity dates on the Convertible Promissory Notes issued to Soros in July and October 2003 (the "Notes"). The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended to March 1, 2005. In February 2005, the maturity date of the Notes was further extended to May 1, 2006.

11.     FINANCING AGREEMENT

        The Company has a financing agreement (the "Financing Agreement") with Rosenthal & Rosenthal, Inc. ("Rosenthal") pursuant to which Rosenthal provides the Company with certain credit accommodations, including loans and advances, factor-to-factor guarantees or letters of credit in favor of suppliers or factors or purchases of payables owed to the Company's suppliers (the "Loan Facility").

        The Financing Agreement was amended in April 2004 and then again in February 2005 to: (i) extend the term until March 30, 2006; (ii) substitute $1.25 million of cash collateral pledged by the Company for the $2.0 million standby letter of credit previously provided by Soros as collateral security for the Company's obligations under the Loan Facility; (iii) decrease the maximum amount available under the Loan Facility from $4.5 million to $4.0 million; (iv) increase the tangible net worth requirement to $7.0 million; (v) increase the working capital requirement to $6.0 million; and (vi) increase the minimum cash balance that the Company is required to maintain to $750,000 (exclusive of the $1.25 million in cash collateral). The cash collateral is included on the balance sheet as "Restricted Cash" and represents monies deposited in a segregated account that has been pledged to Rosenthal as collateral for the facility. During fiscal 2004, the maximum amount available under the Loan Facility did not exceed $3.5 million.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        Because the requirement that Soros provide a standby letter of credit to secure the Loan Facility was removed, the Company is no longer subject to an agreement with Soros that previously required it to issue additional warrants to Soros with an exercise price equal to 75% of market price in the event that Rosenthal were to draw on Soros' letter of credit.

        As of December 31, 2004, the maximum availability under the Loan Facility was approximately $3.5 million of which approximately $2.3 million was committed, leaving approximately $1.2 million available against the Loan Facility.

        The Company pays interest monthly on the average daily amount outstanding under the Loan Facility during the preceding month at a per annum rate equal to the prime rate plus 1% (at December 31, 2004 - 6.25%). For the period ended December 31, 2004, 2003 and 2002 interest expense and fees totaled approximately $112,000, $77,000 and $91,000, respectively.

        The Company pays an annual facility fee equal to 1.5% of the portion of the Loan Facility that is provided on the basis of its inventory level. This formula currently results in an annual facility fee of $33,750. Rosenthal also charges fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open.

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

        ROSENTHAL WARRANTS
        Upon inception of the Loan Facility in March 2001, the Company issued to Rosenthal a warrant to purchase 50,000 shares of Common Stock at an exercise price of $2.34, per share exercisable for five years. The Company valued the warrant using the Black-Scholes option pricing model (key assumptions: risk free interest rate: 4.86%, volatility 117%, expected life 4 years, zero dividend yield) and amortized the fair value of the warrants of $45,000 amount over the life of the Loan Facility. In March 2002, when the agreement was amended and as partial consideration for the amendment, the Company extended the termination date of the warrant it issued to Rosenthal from March 30, 2006 to March 30, 2007. The Company revalued the warrant as of the new measurement date, using the Black-Scholes option pricing model (key assumptions: risk free interest rate: 5.25%, volatility 184%, expected life 3 years, zero dividend yield) and credited additional paid in capital for $80,000. This amount was amortized in full in fiscal 2002.

        In November 2003, Rosenthal exercised this warrant in full.

        SOROS WARRANTS IN CONNECTION WITH LOAN FACILITY
        Prior to April 2004, Soros guaranteed repayment of the Loan Facility (the "Soros Guarantee"). The Company issued warrants to Soros in consideration for the establishment and continuance of the Soros Guarantee as described below.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

        The following table represents the warrants issued to Soros in connection with the Loan Facility:

        Number of     Date      Exercise        Expiration        Assumptions Under
         Warrants    Issued       Price            Date             Black-Scholes            Reason
        ---------   ---------   ---------      -------------   ----------------------   ----------------
          100,000   March 31,   $    0.88(1)   September 11,   Risk Free Rate - 4.86%   As consideration
                      2001                         2011           Volatility - 117%         for Soros
                                                                   Term - 5 years       establishing the
                                                                                         Soros Guarantee

           60,000   March 22,   $    1.66(1)     March 22,     Risk Free Rate - 5.25%   In consideration
                      2002                         2007           Volatility - 184%         for Soros
                                                                   Term - 3 years         extending the
                                                                                         Soros Guarantee
                                                                                        until 11/15/2003

           25,000   March 17,   $    0.78(2)     March 17,     Risk Free Rate - 3.31%   In consideration
                      2003                         2013           Volatility - 123%        for Soros
                                                                   Term - 4 years        extending the
                                                                                        Soros Guarantee
                                                                                        until 11/15/2004

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004
--------------------------------------------------------------------------------

12.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Amounts in thousands, except per share data:

                                                                                 QUARTER ENDED
                                                           ---------------------------------------------------------
        2004                                                 MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
        ------------------------------------------------   ------------   ------------   ------------   ------------
        Net Sales                                          $     11,114   $      9,495   $      8,675   $     14,515
                                                           ============   ============   ============   ============
        Gross Profit                                       $      3,782   $      3,807   $      2,966   $      5,851
                                                           ============   ============   ============   ============
        Net Income (Loss)                                  $     (1,130)  $       (708)  $     (1,960)  $          7
                                                           ============   ============   ============   ============
        Preferred stock dividends                          $     (1,024)  $     (1,062)  $     (1,090)  $     (1,099)
                                                           ============   ============   ============   ============
        Net loss available to common shareholders          $     (2,154)  $     (1,770)  $     (3,050)  $     (1,092)
                                                           ============   ============   ============   ============
        (Loss) per common share - basic and diluted        $      (0.15)  $      (0.12)  $      (0.21)  $      (0.07)
                                                           ============   ============   ============   ============

                                                                                 QUARTER ENDED
                                                           ---------------------------------------------------------
        2003                                                 MARCH 31        JUNE 30     SEPTEMBER 30    DECEMBER 31
        ------------------------------------------------   ------------   ------------   ------------   ------------
        Net Sales                                          $      8,257   $      7,468   $      8,210   $     13,993
                                                           ============   ============   ============   ============
        Gross Profit                                       $      1,857   $      2,315   $      1,748   $      5,405
                                                           ============   ============   ============   ============
        Net Income (Loss)                                  $     (1,840)  $     (2,123)  $     (2,517)  $        111
                                                           ============   ============   ============   ============
        Deemed dividend related to beneficial conversion
         feature on Series B and C Preferred Stock         $       (225)  $          -   $          -   $          -
                                                           ============   ============   ============   ============
        Preferred stock dividends                          $       (638)  $       (845)  $       (871)  $       (871)
                                                           ============   ============   ============   ============
        Net loss available to common shareholders          $     (2,703)  $     (2,968)  $     (3,388)  $       (760)
                                                           ============   ============   ============   ============
        (Loss) per common share - basic and diluted        $      (0.25)  $      (0.27)  $      (0.31)  $      (0.07)
                                                           ============   ============   ============   ============

13.     RELATED PARTY TRANSACTIONS

        In August 2004, the Company entered into a Separation Agreement with its former Chief Executive Officer in connection with his resignation. Under the terms of the agreement, he agreed to remain employed by the Company in a non-executive capacity through November 30, 2004 (the "Termination Date") at his then-current salary and to extend the period of the non-competition and non-solicitation covenants contained in his employment agreement from one year to two years after the Termination Date. In consideration for these agreements, the Company, among other things, agreed to (i) to make salary continuation payments equal his salary until June 30, 2005, (ii) to continue to provide his then-current employee benefits for a period of one year following the Termination Date, and (iii) to issue him an option to purchase 100,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant and (iv) that all outstanding stock options held by him would vest upon the Termination Date. The Company valued the warrants using the Black Scholes option pricing model using the following assumptions: risk free interest rate: 3.88%, volatility 137%, expected life 1 year, zero dividend yield, and charged $113,000 for the options and $212,000 related to severance and benefits to general and administrative expense in the third quarter of 2004.

        In December 2003, the Company retained a former Executive Vice President of the Company as a consultant. For the year ended December 31, 2004, payments made to the individual were $58,000.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2004

           Column A                      Column B                      Column C                 Column D            Column E
---------------------------------   ------------------   -----------------------------------   ----------   ---------------------
                                                                (1)               (2)
---------------------------------   ------------------   ----------------   ----------------   ----------   ---------------------
                                    Beginning Balance    Charged to Costs   Charged to other                Balance end of Period
          Description               at January 1, 2004     and Expenses         Accounts       Deductions     December 31, 2004
---------------------------------   ------------------   ----------------   ----------------   ----------   ---------------------
Allowance for Sales Returns                 (2,528,000)       (24,366,000)                 -   24,720,000              (2,174,000)

Allowance for Doubtful Accounts                (40,000)          (237,000)                 -      233,000                 (44,000)

Inventory Reserves                            (673,000)          (100,000)                 -      (62,000)               (835,000)

Deferred Tax Valuation Allowance           (26,872,000)        (1,518,000)          (348,000)           -             (28,738,000)

           Column A                      Column B                      Column C                 Column D            Column E
---------------------------------   ------------------   -----------------------------------   ----------   ---------------------
                                                                (1)               (2)
---------------------------------   ------------------   ----------------   ----------------   ----------   ---------------------
                                    Beginning Balance    Charged to Costs   Charged to other                Balance end of Period
          Description               at January 1, 2003     and Expenses         Accounts       Deductions     December 31, 2003
---------------------------------   ------------------   ----------------   ----------------   ----------   ---------------------
Allowance for Sales Returns                 (1,725,000)       (21,589,000)                 -   20,786,000              (2,528,000)

Allowance for Doubtful Accounts                (50,000)          (131,000)                 -      141,000                 (40,000)

Inventory Reserves                            (560,000)          (440,000)                 -      327,000                (673,000)

Deferred Tax Valuation Allowance           (22,501,000)        (2,299,000)        (2,072,000)           -             (26,872,000)

           Column A                      Column B                      Column C                 Column D            Column E
---------------------------------   ------------------   -----------------------------------   ----------   ---------------------
                                                                (1)               (2)
---------------------------------   ------------------   ----------------   ----------------   ----------   ---------------------
                                    Beginning Balance    Charged to Costs   Charged to other                Balance end of Period
          Description               at January 1, 2002     and Expenses         Accounts       Deductions     December 31, 2002
---------------------------------   ------------------   ----------------   ----------------   ----------   ---------------------
Allowance for Sales Returns                 (1,375,000)       (16,265,000)                 -   15,915,000              (1,725,000)

Allowance for Doubtful Accounts                (55,000)          (241,000)                 -      246,000                 (50,000)

Inventory Reserves                            (455,000)          (113,000)                 -        8,000                (560,000)

Deferred Tax Valuation Allowance           (19,707,000)        (2,794,000)                 -            -             (22,501,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9a. CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including out Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their ages and positions are as follows:

     NAME                     AGE     POSITION
     ---------------------    ---     -------------------------------------
     Alan Kane                 63     Chairman of the Board of Directors

     Melissa Payner-Gregor     46     Chief Executive Officer and President
     Patrick C. Barry          42     Chief Financial Officer and
                                       Chief Operating Officer
     Barry Erdos               60     Director
     Monica Halpert            45     Chief Marketing Officer
     Martin Keane              40     Senior Vice President of E-Commerce
     Christopher G. McCann     44     Director
     Martin Miller             74     Director
     Neal Moszkowski           39     Director
     David Wassong             34     Director


Alan Kane has served as a director since August 2002 and became Chairman of the Board in August 2004. Since September 1997, Mr. Kane has been the professor of retailing at the Columbia University Graduate School of Business. Before joining the Columbia Business School, Mr. Kane spent 28 years in the retailing industry. His experience in the retailing industry includes the following: President and Chief Executive Officer of Grossman's Eastern Division, a building materials retailer, from 1993 to 1994, President and Chief Executive Officer of Pergament Home Centers, a home center retailer, from 1991 to 1993, Private Consultant in the retailing industry from 1987 to 1991, and President and Chief Executive Officer of Hahne & Company, a department store chain and division of May Company, from 1979 to 1987. He has also served as a member of the Board of Directors of Circuit City Stores, Inc. an electronics retailer, since 2003.

Melissa Payner-Gregor, has served as our President since September 2003 and became Chief Executive Officer in August 2004. From December 2000 to March 2003, Ms. Payner-Gregor served as CEO and President of Spiegel Catalog. She was also a board member of The Spiegel Group, Inc. ("Spiegel") from December 2000 to March 2003. From 1997 to 2000, Ms. Payner-Gregor was the Senior Vice President of Merchandising and Advertising of Spiegel. Spiegel filed a plan of reorganization under Chapter 11 of the Federal Bankruptcy code in March 2003. From 1995 to 1997, Ms. Payner-Gregor was President and a board member of Chico FAS, Inc. Ms. Payner-Gregor has also held senior executive positions with Guess?, Inc., Pastille (a Division of Neiman Marcus) and Henri Bendel.

Patrick C. Barry served as an Executive Vice President from July 1998 to September 2000 and has been our Chief Financial Officer since August 1998. In September 2000, Mr. Barry assumed the role of Chief Operating Officer and has served us in that capacity since such time. From June 1996 to July 1998, Mr. Barry served as the Chief Financial Officer and the Vice President of Operations of Audible, Inc., an Internet commerce and content provider. From March 1995 to June 1996, Mr. Barry was the Chief Financial Officer of Warner Music Enterprises, a direct marketing subsidiary of Time Warner, Inc. From July 1993 to March 1995, Mr. Barry served as Controller of Book-of-the-Month Club, a direct marketing subsidiary of Time Warner, Inc.

Barry Erdos has served as a director since February 2005. Since April 2004, Mr. Erdos has served as President and Chief Operating Officer of Build a Bear Workshop, Inc., a specialty retailer of plush animals and related products. Mr. Erdos was the Chief Operating Officer and a director of Ann Taylor Stores Corporation and Ann Taylor Inc., a women's apparel retailer, from November 2001 to April 2004. He was Executive Vice President, Chief Financial Officer and Treasurer of Ann Taylor Stores Corporation and Ann Taylor Inc. from 1999 to 2001. Prior to that, he was Chief Operating Officer of J. Crew Group, Inc., a specialty retailer of apparel, shoes and accessories, from 1998 to 1999.

Monica Halpert has served as our Chief Marketing Officer since October 2004. Ms. Halpert has over 20 years of experience in marketing and brand building. Since September 2001, she has worked as an independent branding and marketing consultant for a number of clients, including AOL, ABC Family, USA cable and News Corporation. From October 1998 to September 2001, Ms. Halpert was a Senior Vice President and Creative Director of VH1.

Martin Keane served as Vice President of Product Development and E-Commerce from January 1999 through September 2004 when he assumed the role of Senior Vice President of E-Commerce. From 1997 to 1999, Mr. Keane was the Design Director for Music Boulevard, an E-Commerce site owned by N2K, Inc. From 1990 to 1997, Mr. Keane served as Regional Manager for APCO Graphics, an architectual graphics company.

Christopher G. McCann has served as a director since February 2005. Since September 2000, Mr. McCann has been the President of 1-800-flowers, a leading retailer of floral products and other gifts, and prior to that was that company's Senior Vice President. Mr. McCann has been a Director of 1-800-flowers since inception. Mr. McCann serves on the board of directors of Neoware, Inc., a provider of software, services and solutions to enable thin client appliance computing, and is a member of the Board of Trustees of the Marist College.

Martin Miller has served as a director since July 1991. Since July 1999, Mr. Miller has served as the President of The Terbell Group, Inc., a consulting company. From October 1997 to April 2003, Mr. Miller has been a partner in the Belvedere Fund, L.P., a fund of hedge funds.

Neal Moszkowski has served as a director since August 1999 and is the Series A Preferred Stock designee. Mr. Moszkowski is the co-head of Soros Private Equity, the private equity investment business of Soros Fund Management LLC ("Soros Private Equity") and has been a partner of Soros Private Equity since August 1998. Prior to joining Soros Private Equity, Mr. Moszkowski was an Executive Director of Goldman Sachs International and a Vice President of Goldman, Sachs & Co., an investment banking firm, in its Principal Investment Area. He joined Goldman, Sachs & Co. in August 1993. Mr. Moszkowski is also a Director of Integra Life Sciences Holdings, Inc., a medical products company, Wellcare Health Plans, Inc., a managed care services provider and Jet Blue Airways Corporation, a low fare airline.

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

CORPORATE GOVERNANCE

Our Board of Directors has reviewed the independence of each of our directors on the basis of the standards adopted by Nasdaq. In this review, the Board considered transactions and relationships between us, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. As a result of this review, the Board of Directors affirmatively determined that Messrs. Miller, Kane, Erdos and McCann are each "independent directors" within the meaning of the Nasdaq rules. Because Soros owns a majority of the voting power of our capital stock, the Board determined that it was appropriate for us to rely upon the "Controlled Company" exemption provided by Nasdaq rules. Accordingly, Nasdaq rules do not require that a majority of our Board of Directors be independent, and, similarly, do not require that all of the members of the Nominating Committee (as defined below) be independent.

The Board of Directors has established an Audit Committee ("Audit Committee") in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Audit Committee is comprised of Barry Erdos, Chris McCann, Alan Kane and Martin Miller. Mr. Erdos is the Chairman of the Audit Committee. The Audit Committee is responsible for the appointment of our outside accountants, examining the results of audits, reviewing internal accounting controls and reviewing related party transactions. The Board has determined that Mr. Erdos is an "audit committee financial expert" within the meaning of the Securities and Exchange Commission's rules and that each member of the Audit Committee is "independent," as that term is used in Item 7(d)(3)(iv) of Schedule 14A promulgated under the Exchange Act.

The Board of Directors also has established an Option Plan/Compensation Committee ("Option Plan/Compensation Committee") consisting of Neal Moszkowski and Martin Miller. The Option Plan/Compensation Committee administers the Company's 1997 and 2000 Stock Option Plans, establishes the compensation levels for executive officers and key personnel and oversees the Company's bonus plans.

In June 2004, the Board of Directors established a Nominating and Governance Committee ("Nominating Committee"), consisting of Alan Kane and David Wassong. Mr. Kane is an independent director under Nasdaq rules. While Mr. Wassong is not an independent director under Nasdaq rules, he is permitted to sit on the Nominating Committee pursuant to the "Controlled Company" exemption discussed above. The purposes of the Nominating Committee are to assist the Board of Directors by identifying individuals qualified to become directors, and setting criteria for, and evaluating, candidates for director nominees, and to recommend to the Board of Directors the director nominees for election at the annual meetings of stockholders or for appointments to fill vacancies; recommend to the Board of Directors nominees for each committee of the Board; advise the Board of Directors about appropriate composition of the Board and its committees; advise the Board of Directors about and recommend to the Board of Directors appropriate corporate governance practices and to assist the Board of Directors in implementing those practices; lead the Board of Directors in its annual review of the performance of the Board and its committees; and perform such other functions as the Board of Directors may assign to it from time to time.

We have adopted a Code of Ethics applicable to all directors, officers and employees, which meets the requirements of a "code of ethics" as defined in Item 406 of Regulation S-K, and we maintain procedures for the confidential, anonymous submission by employees of complaints regarding our accounting, internal accounting controls, auditing matters and other issues. A copy of our code of ethics is available on the Company's Web site at www.bluefly.com. Any amendment to or waiver of a provision of the code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or persons performing similar functions and relates to elements of the code specified in the rules of the Securities and Exchange Commission will be posted on the Web site.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish us with copies of all such reports. E. Kenneth Seiff, our former Chief Executive Officer, was late in filing two Form 4's. Both Form 4's were filed five business days after the first transaction included therein. To our knowledge, based solely on a review of copies of such reports furnished to us, we believe that during the 2004 fiscal year all Reporting Persons complied with all applicable Section 16(a) reporting requirements except as noted above.

ITEM 11. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS

Our independent, outside non-employee directors are paid a cash stipend of $1,500 for each board or committee meeting attended in person (and, in the case of the Audit Committee Chairman, $2,000 per meeting) and are reimbursed for expenses incurred on our behalf. In addition, each such director is paid an annual retainer of $10,000 at the first regularly scheduled

Board meeting of each fiscal year. The maximum aggregate stipend and retainer paid to any such director in a year is $16,000 (or, in the case of the Audit Committee Chairman, $18,000).

Each non-employee director receives an option to purchase 15,000 shares of Common Stock (25,000 shares in the case of the Chairman of the Board and 20,000 shares in the case of the Chairman of the Audit Committee) at the time of the first regularly scheduled Board meeting after such director is appointed to the Board and an annual grant of an option to purchase 10,000 shares of Common Stock (20,000 shares in the case of the Chairman of the Board and 12,500 shares in the case of the Chairman of the Audit Committee) at the first regularly scheduled Board meeting of each fiscal year (even if such director is receiving an option in connection with his or her appointment at such meeting).

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation paid by us during the fiscal years ended December 31, 2004, 2003 and 2002 to our Chief Executive Officer, our former Chief Executive Officer and our two other executive officers who received total compensation from us in excess of $100,000 in the year 2004 (the "Named Executive Officers").

                                                                                                      LONG TERM
                                                          ANNUAL COMPENSATION                       COMPENSATION
                                               ----------------------------------------------   ---------------------
                                                                                 OTHER ANNUAL   SECURITIES UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR      SALARY           BONUS         COMPENSATION         OPTIONS
-------------------------------------   ----   -----------      -----------      ------------   ---------------------
Melissa Payner-Gregor                   2004   $   466,960      $   115,000      $        655          700,000/(3)/
Chief Executive Officer and President   2003   $   112,500               --      $         --        1,200,000/(2)/

E. Kenneth Seiff/(1)/                   2004   $   222,116/(6)/          --      $      2,926          400,000/(2)/
Former Chief Executive Officer          2003   $   274,999      $    75,000      $      2,926        1,000,000/(2)/
                                        2002   $   274,999      $    50,000/(4)/ $      3,782        1,000,000/(2)/

Patrick C. Barry                        2004   $   260,429      $    80,000      $        590          300,000/(2)/
Chief Financial Officer and Chief       2003   $   225,000               --      $        590               --
  Operating Officer                     2002   $   224,999      $    35,000/(4)/ $        590        1,000,000/(2)/

Martin Keane                            2004   $   171,538      $    20,000/(5)/ $         --               --
Senior Vice President of E-Commerce     2003   $   152,308      $    30,500      $         --               --
                                        2002   $   150,000      $    12,500      $         --          300,000/(2)/

/(1)/   Mr. Seiff resigned as an executive officer of the Company in August
        2004.
/(2)/ Options granted at an exercise price equal to 100% of the fair market value on the date of grant.
/(3)/ Options granted at an exercise price equal to 100% of the fair market value on the date of grant, except for 100,000 options that, pursuant to Ms. Payner-Gregor's employment agreement, were granted at an exercise price of $1.56 (the fair market value of the Common Stock on the date of Ms. Payner-Gregor's employment agreement). The fair market value of the common stock on the date of grant of such options was $2.49 per share.
/(4)/   Represents amounts earned in 2002, but paid in fiscal 2003.
/(5)/   Represents amounts earned in 2003, but paid in fiscal 2004.
/(6)/ Includes $31,731 related to severance and excludes $63,462 related to services provided as a consultant

EMPLOYMENT AGREEMENTS

We currently have employment agreements with Ms. Payner-Gregor and Mr. Barry. Each such employment agreement provides for a base salary, subject to increase by the Compensation Committee, and an annual bonus to be determined by the Compensation Committee. Ms. Payner-Gregor's annual bonus for each fiscal year during her agreement cannot be less than 3% of our net income for such fiscal year, subject to a cap equal to 200% of her base salary. Her bonus is subject to a minimum floor of $100,000. Ms. Payner-Gregor's annual base salary is $450,000, and Mr. Barry's annual base salary is $300,000. The employment agreement for Mr. Barry terminates on June 30, 2005, and Ms. Payner-Gregor's terminates on March 1, 2007 (unless both parties fail to provide notice of their desire not to renew such agreement at least 90 days prior to the end of the then-current term of such agreement in which case the employment agreement shall automatically renew for successive one-year terms)on . Each of these employment agreements obligates the Company to make severance payments equal to six months' salary in connection with a termination by the Company of such Named Executive Officer's employment, other than for cause, and also provides for the immediate vesting of any stock options held by them under such circumstances. Ms. Payner-Gregor's and Mr. Barry's employment agreements also provide for the immediate vesting of any stock options held by such Named Executive Officer upon the occurrence of certain events classified as a "Change In Control". In addition, Ms. Payner-Gregor's and Mr. Barry's employment agreements provide that upon the occurrence of certain events classified as a "Change of Control" in which cash, securities or other consideration is paid or payable, or otherwise to be distributed directly to the Company's stockholders, each such Named Executive shall receive a bonus equal to a percentage of the proceeds received by the Company's stockholders.

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options to the Named Executives Officers during the fiscal year ended December 31, 2004:

                                    INDIVIDUAL GRANTS                                             POTENTIAL REALIZABLE VALUE AT
                        -----------------------------------------                                 ASSUMED ANNUAL RATES OF STOCK
                                               % OF TOTAL OPTIONS    EXERCISE                     PRICE APPRECIATION FOR OPTION
                        NUMBER OF SECURITIES       GRANTED TO           OR                                     TERM
                         UNDERLYING OPTIONS        EMPLOYEES IN        BASE       EXPIRATION      -----------------------------
NAME                         GRANTED (#)         FISCAL YEAR (%)     PRICE ($)       DATE               5%              10%
---------------------   --------------------   ------------------   -----------   ----------      -------------     -----------
Melissa Payner-Gregor          100,000/(1)/            3.88%           $ 1.56      5/24/2014      $     180,590     $   207,636
                               100,000                 3.88%           $ 2.49      5/24/2014      $     288,249     $   331,419
                               500,000                19.41%           $ 2.08      8/26/2014      $   1,203,930     $ 1,384,240

E. Kenneth Seiff/(2)/          300,000                11.65%           $ 3.95     11/30/2005      $   1,371,786     $ 1,577,235
                               100,000                 3.88%           $ 2.08     11/30/2005      $     240,786     $   276,848

Patrick C. Barry               300,000                11.65%           $ 2.08      8/26/2014      $     722,358     $   830,544

/(1)/ Pursuant to Ms. Payner-Gregor's employment agreement this option was granted at an exercise price equal to the fair market value on the date of the employment agreement. The fair market value on the date of grant was $2.49 per share.
/(2)/   Mr. Seiff resigned as an executive officer of the Company in August
        2004.

The Company does not currently grant stock appreciation rights.

OPTION HOLDINGS

The following table sets forth information with respect to the Named Executive Officers concerning the number and value of unexercised options held at December 31, 2004.

                                                         SECURITIES UNDERLYING UNEXERCISED    VALUE OF UNEXERCISED IN-THE-MONEY
                               SHARES        VALUE       OPTIONS AT DECEMBER 31, 2004 (#)    OPTIONS AT DECEMBER 31, 2004 ($)/(1)/
                            ACQUIRED ON    REALIZED      ---------------------------------   -------------------------------------
NAME                         EXERCISE #        $          EXERCISABLE      UNEXERCISABLE           EXERCISABLE     UNEXERCISABLE
---------------------       -----------    ----------    ------------      -------------           -----------     -------------
E. Kenneth Seiff/(2)/           551,623    $  779,553       2,953,377/(3)/            --           $ 2,023,020               --
Melissa Payner-Gregor                --            --         609,040          1,290,960           $   411,956       $  696,044
Patrick C. Barry                     --            --       1,436,496            250,081           $ 1,057,937       $  352,614
Martin Keane                         --            --         300,200             99,780           $   282,310       $  140,690

/(1)/ Represents the value of unexercised, in-the-money stock options at December 31, 2004, using the $2.32 closing price of the Common Stock on that date.
/(2)/   Mr. Seiff resigned as an executive officer of the Company in August
        2004.
/(3)/   On January 11, 2005, 1,105,000 of these options expired.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of February 18, 2005, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                        NUMBER OF SHARES
     NAME/(1)/                                                         BENEFICIALLY OWNED       PERCENTAGE/(2)/
     -----------------------------------------------------------     ----------------------     ---------------
     Patrick C. Barry                                                 1,528,985/(3)/                  9.12%
     Barry Erdos                                                             --                           *
     Alan Kane                                                            7,500/(4)/                      *
     Martin Keane                                                       325,240/(5)/                  2.09%
     Martin Miller                                                       31,250/(6)//(7)/                 *
     Neal Moszkowski/(8)/                                                18,750/(9)/                      *
     Christopher G. McCann                                                   --                           *
     Melissa Payner-Gregor                                              767,467/(10)/                 4.79%
     E. Kenneth Seiff/(11)/                                           2,147,800/(12)//(13)/          12.57%
     David Wassong/(8)/                                                  11,250/(14)/                     *
     SFM Domestic Investments LLC                                     1,576,833/(15)//(19)/           9.47%
     Quantum Industrial Partners LDC                                 48,188,318/(16)//(19)/          82.88%
     George Soros                                                    49,765,151/(17)//(19)/          83.57%
     All directors and executive officers as a group (10 persons)     2,926,631/(18)/                16.14%

----------
* Less than 1%.

/(1)/ Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
/(2)/ Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
/(3)/ Includes 1,523,985 shares of Common Stock issuable upon exercise of options granted under the Plan.
/(4)/ Includes 7,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
/(5)/ Includes 325,240 shares of Common Stock issuable upon exercise of options granted under the Plan.
/(6)/ Includes 28,250 shares of Common Stock issuable upon exercise of options granted under the Plan.
/(7)/ Includes 3,000 shares of Common Stock held by Madge Miller, the wife of Martin Miller, as to which Mr. Miller disclaims beneficial ownership.
/(8)/ Messrs. Moszkowski and Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 28th floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock, respectively. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Common Stock beneficially owned by George Soros, SFMDI and QIP (as defined in notes (15) and (16) below) and none of such shares are included in the table above as being beneficially owned by them.
/(9)/ Includes 18,750 shares of Common Stock issuable upon exercise of options granted under the Plan.
/(10)/ Includes 767,467 shares of Common Stock issuable upon exercise of options granted under the Plan.
/(11)/ Mr. Seiff resigned as an executive officer of the Company in August 2004. Mr. Seiff's address is c/o Seiff Ventures, LLC, 645 Madison Avenue, 20th Floor, New York, New York 10022.
/(12)/  Includes 3,000 shares of Common Stock held by Nicole Seiff, the wife of
        E. Kenneth Seiff, as to which Mr. Seiff disclaims beneficial ownership. /(13)/ Includes 1,848,377 shares of Common Stock issuable upon exercise of options.
/(14)/ Includes 11,250 shares of Common Stock issuable upon exercise of options.
/(15)/ Represents: 124,700 shares of Common Stock issuable upon conversion of 14,590 shares of Series A Preferred Stock; 866,942 shares of Common Stock issuable upon conversion of 281,571 shares of Series B Preferred Stock; 41,710 shares of Common Stock issuable upon conversion of 31.7 shares of Series C Preferred Stock; 297,669 shares of Common Stock issuable upon conversion of 226.229 shares of Series D Preferred Stock; 41,710 shares of Common Stock issuable upon conversion of 31.7 shares of Series E Preferred Stock; 172,995 shares of Common Stock; 31,107 shares of Common Stock issuable upon exercise of warrants (collectively, the "SFMDI Shares") held in the name of SFM Domestic Investments LLC ("SFMDI"). SFMDI is a Delaware limited liability company. As sole managing member of SFMDI, George Soros ("Mr. Soros") may also be deemed the beneficial owner of the SFMDI Shares. The principal address of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
/(16)/ Represents: 3,806,923 shares of Common Stock issuable upon conversion of 445,410 shares Series A Preferred Stock; 26,503,095 shares of Common Stock issuable upon conversion of 8,607,843 shares of Series B Preferred Stock; 1,274,078 shares of Common Stock issuable upon conversion of
        968.3 shares of Series C Preferred Stock; 9,092,525 shares of Common Stock issuable upon conversion of 6,910.319 shares of Series D Preferred Stock; 1,274,078 shares of Common Stock issuable upon conversion of
        968.3 shares of Series E Preferred Stock; 5,287,082 shares of Common Stock; 950,537 shares of Common Stock issuable upon exercise of warrants (collectively, the "QIP Shares") held in the name of Quantum Industrial Partners LDC ("QIP"). QIP is an exempted limited duration company formed under the laws of the Cayman Islands. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company ("QIH Management"). Soros Fund Management LLC, a Delaware limited liability company ("SFM"), is the sole managing member of QIH Management. QIP is a Cayman Islands limited duration company with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. Mr. Soros is the sole shareholder of QIH Management, and has entered into an agreement with SFM, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM. Mr. Soros, as Chairman of SFM, may be deemed to have sole voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIP, QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be the beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.

/(17)/  See (15) and (16) above
/(18)/ Includes 2,885,692 shares of Common Stock issuable upon exercise of options.
/(19)/  See "Risk Factors - Soros Owns a Majority of Our Stock."

SERIES A PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series A Preferred Stock of the Company as of February 18, 2005, for (i) each person who is known by the Company to own beneficially more than 5% of the Series A Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                        NUMBER OF SHARES
     NAME/(1)/                                                         BENEFICIALLY OWNED     PERCENTAGE/(2)/
     ------------------------------------------------------------      ------------------     ---------------
     Patrick C. Barry                                                         -                        -
     Barry Erdos                                                              -                        -
     Alan Kane                                                                -                        -
     Martin Keane                                                             -                        -
     Martin Miller                                                            -                        -
     Neal Moszkowski/(3)/                                                     -                        -
     Christopher G. McCann                                                    -                        -
     Melissa Payner-Gregor                                                    -                        -
     E. Kenneth Seiff/(7)/                                                    -                        -
     David Wassong/(3)/                                                       -                        -
     Quantum Industrial Partners LDC                                    445,410/(4)//(6)/           96.8%
     George Soros                                                       460,000/(5)//(6)/          100.0%
     All directors and executive officers as a group (10 persons)             -                        -

----------
     * Less than 1%.

/(1)/ Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
/(2)/ Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
/(3)/ Messrs. Moszkowski's and Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the Series A Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
/(4)/ Represents the shares of Series A Preferred Stock held in the name of QIP (the "QIP A Shares"). QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM. Mr. Soros, as Chairman of SFM, may be deemed to have sole voting power and sole investment power with respect to the QIP A Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
/(5)/ Represents both (i) 14,590 shares of Series A Preferred Stock held in the name of SFMDI (the "SFMDI A Shares") and (ii) the QIP A Shares referenced in Note 4 above. As sole managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI A Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
/(6)/ See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."
/(7)/ Mr. Seiff resigned as an executive officer of the Company in August 2004. Mr. Seiff's address is c/o Seiff Ventures, LLC, 645 Madison Avenue, 20th Floor, New York, New York 10022.

SERIES B PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series B Preferred Stock of the Company as of February 18, 2005, for (i) each person who is known by the Company to own beneficially more than 5% of the Series B Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                                        NUMBER OF SHARES
     NAME/(1)/                                                         BENEFICIALLY OWNED     PERCENTAGE/(2)/
     ------------------------------------------------------------      ------------------     ---------------
     Patrick C. Barry                                                          -                       -
     Barry Erdos                                                               -                       -
     Alan Kane                                                                 -                       -
     Martin Keane                                                              -                       -
     Martin Miller                                                             -                       -
     Neal Moszkowski/(3)/                                                      -                       -
     Christopher G. McCann                                                     -                       -
     Melissa Payner-Gregor                                                     -                       -
     E. Kenneth Seiff/(7)/                                                     -                       -
     David Wassong/(3)/                                                        -                       -
     Quantum Industrial Partners LDC                                   8,607,843/(4)//(6)/          96.8%
     George Soros                                                      8,889,414/(5)//(6)/         100.0%
     All directors and executive officers as a group (10 persons)              -                       -

----------
* Less than 1%.

/(1)/ Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
/(2)/ Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
/(3)/ Messrs. Moszkowski's and Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series B Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
/(4)/ Represents the shares of Series B Preferred Stock held in the name of QIP (the "QIP B Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM. Mr. Soros, as Chairman of SFM, may be deemed to have sole voting power and sole investment power with respect to the QIP B Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
/(5)/ Represents both (i) 281,571 shares of Series B Preferred Stock held in the name of SFMDI (the "SFMDI B Shares") and (ii) the QIP B Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
/(6)/ See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

/(7)/ Mr. Seiff resigned as an executive officer of the Company in August 2004. Mr. Seiff's address is c/o Seiff Ventures, LLC, 645 Madison Avenue, 20th Floor, New York, New York 10022.

SERIES C PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series C Preferred Stock of the Corporation as of February 18, 2005, for (i) each person who is known by the Corporation to own beneficially more than 5% of the Series C Preferred Stock of the Corporation,
(ii) each of the Corporation's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                                        NUMBER OF SHARES
     NAME/(1)/                                                         BENEFICIALLY OWNED     PERCENTAGE/(2)/
     ------------------------------------------------------------      ------------------     ---------------
     Patrick C. Barry                                                         -                       -
     Barry Erdos                                                              -                       -
     Alan Kane                                                                -                       -
     Martin Keane                                                             -                       -
     Martin Miller                                                            -                       -
     Neal Moszkowski/(3)/                                                     -                       -
     Christopher G. McCann                                                    -                       -
     Melissa Payner-Gregor                                                    -                       -
     E. Kenneth Seiff/(7)/                                                    -                       -
     David Wassong/(3)/                                                       -                       -
     Quantum Industrial Partners LDC                                      968.3/(4)//(6)/          96.8%
     George Soros                                                       1,000.0/(5)//(6)/         100.0%
     All directors and executive officers as a group (10 persons)             -                       -

----------
*Less than 1%.

/(1)/ Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
/(2)/ Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
/(3)/ Messrs. Moszkowski's and Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series C Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
/(4)/ Represents the shares of Series C Preferred Stock held in the name of QIP (the "QIP C Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM. Mr. Soros, as Chairman of SFM, may be deemed to have sole voting power and sole investment power with respect to the QIP C Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.

/(5)/ Represents both (i) 31.7 shares of Series C Preferred Stock held in the name of SFMDI (the "SFMDI C Shares") and (ii) the QIP C Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI C Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
/(6)/ See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."
/(7)/ Mr. Seiff resigned as an executive officer of the Company in August 2004. Mr. Seiff's address is c/o Seiff Ventures, LLC, 645 Madison Avenue, 20th Floor, New York, New York 10022.

SERIES D PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series D Preferred Stock of the Company as of February 18, 2005, for (i) each person who is known by the Company to own beneficially more than 5% of the Series D Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                                        NUMBER OF SHARES
     NAME/(1)/                                                         BENEFICIALLY OWNED     PERCENTAGE/(2)/
     ------------------------------------------------------------      ------------------     ---------------
     Patrick C. Barry                                                          -                       -
     Barry Erdos                                                               -                       -
     Alan Kane                                                                 -                       -
     Martin Keane                                                              -                       -
     Martin Miller                                                             -                       -
     Neal Moszkowski/(3)/                                                      -                       -
     Christopher G. McCann                                                     -                       -
     Melissa Payner-Gregor                                                     -                       -
     E. Kenneth Seiff/(7)/                                                     -                       -
     David Wassong/(3)/                                                        -                       -
     Quantum Industrial Partners LDC                                   6,910.319/(4)//(6)/          96.8%
     George Soros                                                      7,136.548/(5)//(6)/         100.0%
     All directors and executive officers as a group (10 persons)              -                       -

----------
*Less than 1%.

/(1)/ Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
/(2)/ Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
/(3)/ Messrs. Moszkowski's and Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series D Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
/(4)/ Represents the shares of Series D Preferred Stock held in the name of QIP (the "QIP D Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM, pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM. Mr. Soros, as Chairman of SFM, may be deemed to have sole voting power and sole investment power with respect to the QIP D Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
/(5)/ Represents both (i) 226.229 shares of Series D Preferred Stock held in the name of SFMDI (the "SFMDI D Shares") and (ii) the QIP D Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI D Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
/(6)/ See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."
/(7)/ Mr. Seiff resigned as an executive officer of the Company in August 2004. Mr. Seiff's address is c/o Seiff Ventures, LLC, 645 Madison Avenue, 20th Floor, New York, New York 10022.

SERIES E PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series D Preferred Stock of the Company as of February 18, 2005, for (i) each person who is known by the Company to own beneficially more than 5% of the Series D Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                                        NUMBER OF SHARES
     NAME/(1)/                                                         BENEFICIALLY OWNED     PERCENTAGE/(2)/
     ------------------------------------------------------------      ------------------     ---------------
     Patrick C. Barry                                                          -                     -
     Barry Erdos                                                               -                     -
     Alan Kane                                                                 -                     -
     Martin Keane                                                              -                     -
     Martin Miller                                                             -                     -
     Neal Moszkowski/(3)/                                                      -                     -
     Christopher G. McCann                                                     -                     -
     Melissa Payner-Gregor                                                     -                     -
     E. Kenneth Seiff/(7)/                                                     -                     -
     David Wassong/(3)/                                                        -                     -
     Quantum Industrial Partners LDC                                       968.3/(4)//(6)/        96.8%
     George Soros                                                          1,000/(5)//(6)/       100.0%
     All directors and executive officers as a group (10 persons)              -                     -

----------
*Less than 1%.

/(1)/ Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
/(2)/ Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
/(3)/ Messrs. Moszkowski's and Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 28th Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series D Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
/(4)/ Represents the shares of Series E Preferred Stock held in the name of QIP (the "QIP E Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9,

        Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, the sole shareholder of QIH Management, has entered into an agreement with SFM pursuant to which Mr. Soros has agreed to use his best efforts to cause QIH Management to act at the direction of SFM. Mr. Soros, as Chairman of SFM, may be deemed to have sole voting power and sole investment power with respect to the QIP E Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
/(5)/ Represents both (i) 31.7 shares of Series E Preferred Stock held in the name of SFMDI (the "SFMDI E Shares") and (ii) the QIP E Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI E Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
/(6)/ See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."
/(7)/ Mr. Seiff resigned as an executive officer of the Company in August 2004. Mr. Seiff's address is c/o Seiff Ventures, LLC, 645 Madison Avenue, 20th Floor, New York, New York 10022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXTENSION OF MATURITY DATES OF NOTES

In February 2005, we extended the maturity dates on the Convertible Promissory Notes issued to affiliates of Soros in July and October 2003. The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended for one year, from May 1, 2005 to May 1, 2006.

TRANSACTIONS WITH SOROS RELATING TO THE LOAN FACILITY

The Rosenthal Financing Agreement was amended in April 2004 to, among other things, substitute $1.25 million of cash collateral pledged by the Company for the $2.0 million standby letter of credit previously provided by Soros as collateral security for our obligations under the Loan Facility. Because we removed the requirement that Soros provide a standby letter of credit to secure the Loan Facility, we are no longer subject to an agreement with Soros that previously required us to issue additional warrants to Soros with an exercise price equal to 75% of market price in the event that Rosenthal were to draw on Soros' letter of credit.

REPAYMENT OF NOTES TO SOROS

In December 2004, promissory notes that we issued to Soros in December 2001 became due and were paid. The notes, which had a face value of $182,000, were repaid with accrued interest of $54,000 for a total of $236,000.

OTHER RELATED PARTY TRANSACTIONS

In August 2004, we entered into a Separation Agreement with E. Kenneth Seiff in connection with his resignation as our Chief Executive Officer. Under the terms of the agreement, Mr. Seiff agreed to remain employed by the Company in a non-executive capacity through November 30, 2004 (the "Termination Date") at his then-current salary and to extend the period of the non-competition and non-solicitation covenants contained in his employment agreement from one year to two years after the Termination Date. In consideration for these agreements, the Company, among other things, agreed (i) to make salary continuation payments equal to Mr. Seiff's salary until June 30, 2005, (ii) to continue to provide Mr. Seiff's then-current employee benefits for a period of one year following the Termination Date, (iii) to issue Mr. Seiff an option to purchase 100,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant; and (iv) that all outstanding stock options held by Mr. Seiff would vest upon the Termination Date. The Company and Mr. Seiff also exchanged releases in connection with the Separation Agreement.

In December 2003, Jonathan Morris, a former Executive Vice President of the company, was retained as a consultant. Mr. Morris terminated his consulting agreement with the company effective March 2004. For the year ended December 31, 2004, payments made to Mr. Morris for consulting services provided totaled approximately $58,000.

We believe that each of the transactions described above was on terms fair to us and our stockholders, and at least as favorable to us as those available from unaffiliated third parties.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

        The aggregate fees billed for professional services rendered by Pricewaterhouse Coopers, LLP ("PwC"), our independent registered public accounting firm, for the audit of our consolidated financial statements, including the reviews of our condensed consolidated financial statements included in its quarterly reports on Form 10-Q, for fiscal 2004 and 2003 were approximately $148,500 and $100,000, respectively. In addition we paid PwC approximately $59,000 in connection with professional services rendered to us in connection with the filing of our S-3.

AUDIT RELATED FEES

        Other than the fees described under the caption "Audit Fees" above, PwC did not bill any fees for services rendered to us during fiscal 2004 and 2003 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

        PwC did not bill us for any professional services rendered to us during fiscal 2004 and 2003 for tax compliance, tax advice or tax planning.

OTHER FEES

        PwC did not bill us for any other professional services rendered during fiscal 2004 and 2003 other than those described under the caption "Audit Fees."

AUDIT COMMITTEE PRE-APPROVAL POLICIES

        Our policy is that, before PwC is engaged by us to render audit or non-audit services, the engagement is approved by the Audit Committee.

ITEM 15. EXHIBITS

The following is a list of exhibits filed as part of this Annual Report on Form 10-K:

EXHIBIT NO.       DESCRIPTION
-----------       ----------------------------------------------------------------------------------------------------------------
3.1 (f)           Certificate of Incorporation of the Company.

3.2 (f)           By-Laws of the Company.

3.3 (i)           Certificate of Powers, Designations, Preferences and Rights of Series C Preferred Stock of the Registrant

3.4 (j)           Certificate of Powers, Designations, Preferences and Rights of Series D Preferred Stock of the Registrant

3.5 (k)           Certificate of Powers, Designations, Preferences and Rights of Series E Preferred Stock of the Registrant

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

10.9 (e)          Bluefly, Inc. 2000 Stock Option Plan.

*10.10 (e)        Service Agreement by and between the Company and Distribution Associates, Inc., dated July 27, 2000.

10.11 (e)         Note and Warrant Purchase Agreement, dated as of August 21, 2000, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.12 (e)         Note and Warrant Purchase Agreement, dated as of October 2, 2000, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.0

10.13 (e)         Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum
                  Industrial Partners LDC and SFM Domestic Investments LLC.

10.14 (f)         Financing Agreement, dated March 30, 2001, between the Company and Rosenthal & Rosenthal, Inc.

10.15 (f)         Warrant, dated March 30, 2001, issued to Rosenthal & Rosenthal, Inc.

10.16 (f)         Warrant, dated March 30, 2001, issued to Quantum Industrial Partners LDC.

10.17 (f)         Warrant, dated March 30, 2001, issued to SFM Domestic Investments LLC.

10.18 (g)         EBusiness Hosting Agreement, dated January 9, 2002 between the Company and International Business Machines
                  Corporation.

*10.19            (g) Software License and Services Agreement, dated March 12,
                  2002, by and among the Company and Blue Martini Software, Inc.

10.20 (g)         Amendment No. 1 to Financing Agreement, dated April 30, 2001, between the Company and Rosenthal & Rosenthal,
                  Inc.

10.21 (g)         Amendment No. 2 to Financing Agreement, dated February 14, 2002 between the Company and Rosenthal & Rosenthal,
                  Inc.

10.22 (g)         Amendment No. 3 to Financing Agreement, dated March 22, 2002, between the Company and Rosenthal & Rosenthal,
                  Inc.

10.23 (g)         Amendment to warrant dated March 22, 2002, issued to Rosenthal & Rosenthal, Inc.

10.24 (g)         Warrant No. 1 dated March 27, 2002, issued to Quantum Industrial Partners LDC.

10.25 (g)         Warrant No. 2 dated March 27, 2002, issued to SFM Domestic Investments LLC.

10.26 (g)         Warrant No. 3 dated March 30, 2002, issued to Quantum Industrial Partners LDC.

10.27 (g)         Warrant No. 4 dated March 30, 2002, issued to SFM Domestic Investments LLC.

10.28 (h)         Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.29 (i)         Series C Preferred Stock and Note Purchase Agreement, dated September 27, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.30 (j)         Employment Agreement, dated as of July 31, 2002, by and between the Company and Patrick Barry.

10.31 (j)         Amendment No. 4 to Financing Agreement, dated December 19, 2002, between the Company and Rosenthal & Rosenthal,
                  Inc.

10.32 (j)         Employment Agreement, dated as of December 31, 2002, by and between the Company and E. Kenneth Seiff.

10.33 (j)         Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.34 (j)         Warrant No. 1 dated January 28, 2003, issued to Quantum Industrial Partners LDC.

10.35 (j)         Warrant No. 2 dated January 28, 2003, issued to SFM Domestic Investments LLC.

10.36 (j)         Series D Preferred Stock Purchase Agreement, dated March 12, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.37 (j)         Amendment  No. 5 to Financing  Agreement,  dated March 17, 2003,  between the Company and Rosenthal & Rosenthal,
                  Inc.

10.38 (j)         Warrant No. 4 dated March 17, 2003, issued to Quantum Industrial Partners LDC.

10.39 (j)         Warrant No. 5 dated March 17, 2003, issued to SFM Domestic Investments LLC.

10.40 (k)         Series E  Preferred  Stock  Purchase  Agreement,  dated May 21,  2003,  by and between  the  Registrant  and the investors listed on Schedule 1 thereto.

10.41 (l)         Note Purchase  Agreement,  dated as of July 16, 2003, by and between the Registrant and the investors  listed on
                  Schedule 1 thereto.

10.42 (l)         Demand Promissory Note, dated as of July 16, 2003, issued to Quantum Industrial Partners LDC.

10.43 (l)         Demand Promissory Note, dated as of July 16, 2003, issued to SFM Domestic Investments LLC.

10.44 (m)         Note Purchase  Agreement,  dated as of October 17, 2003, by and between the Registrant and the investors  listed on Schedule 1 thereto.

10.45 (m)         Demand Promissory Note, dated as of October 17, 2003, issued to Quantum Industrial Partners LDC.

10.46 (m)         Demand Promissory Note, dated as of October 17, 2003, issued to SFM Domestic Investments LLC.

10.47 (n)         Employment Agreement dated as of September 22, 2003 by and between Bluefly, Inc. and Melissa Payner-Gregor.

10.48 (n)         Amendment to Financing Agreement dated October 2, 2003.

10.49 (o)         Common Stock and Warrant  Purchase  Agreement  dated  January 9, 2004 by and among the Company and the Investors listed on Schedule 1 thereto.

10.50 (p)         Amendment to Promissory Notes, dated as of January 12, 2004, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.51 (q)         Amended and Restated Financing  Agreement,  dated as of April 21, 2004, by and between the Company and Rosenthal
                  & Rosenthal, Inc.

*10.52 (r)        Amendment,  dated  as of March  17,  2004,  to the  Services  Agreement,  dated  as of July  27,  2000,  between
                  Distribution Associates, Inc. and the Company.

*10.53 (s)        CallTech Master Agreement for Outsourcing Contact Center Support, dated as of August 5, 2004, by and between the
                  Registrant and CallTech Communications, LLC.

10.54 (t)         Separation  Agreement and General  Release of All Claims by and between the Company and E. Kenneth Seiff,  dated as of August 26, 2004.

10.55 (u)         Employment Agreement, dated as of October 14, 2004, by and between the Company and Monica Halpert.

10.56 (v)         Amendment No. 2, dated as of February 18, 2005, to Amended and Restated Financing  Agreement,  dated as of April
                  21, 2004, by and between the Company and Rosenthal & Rosenthal, Inc.

10.57 (v)         Amendment to Promissory Notes, dated as of February 18, 2005, by and among the Company, Quantum Industrial
                  Partners LDC and SFM Domestic Investments LLC.

10.58             Bluefly, Inc. 2005 Stock Incentive Plan

21.1              Subsidiaries of the Registrant.

23.1              Consent of PricewaterhouseCoopers LLP.

31.1              Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2              Certification Pursuant to Rule 13a-14(a)/15d-14(a).

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

  (o) Incorporated by reference to the Company's report on Form 8-K, dated January 13, 2004.

  (p) Incorporated by reference to the Company's report on Form 8-K, dated January 16, 2004.

  (q) Incorporated by reference to the Company's report on Form 8-K, dated April 22, 2004.

  (r) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended March 31, 2004.

  (s) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004.

  (t) Incorporated by reference to the Company's report on Form 8-K, dated August 30, 2004.

  (u) Incorporated by reference to the Company's report on Form 8-K, dated October 29, 2004.

  (v) Incorporated by reference to the Company's report on form 8-K, dated February 22, 2005.

  * Confidential treatment has been requested as to certain portions of this Exhibit. Such portions have been redacted.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BLUEFLY, INC.

                                       By: /s/ Melissa Payner-Gregor
                                           -------------------------------------
                                           Melissa Payner-Gregor
                                           Chief Executive Officer and President

March 1, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                       Title                                                     Date
--------------------------      ------------------------------------------------------    -------------
/s/ Alan Kane                   Chairman of the Board                                     March 1, 2005
--------------------------
Alan Kane

/s/ Melissa Payner-Gregor       Chief Executive Officer (Principal Executive Officer),    March 1, 2005
--------------------------      President and Director
Melissa Payner-Gregor

/s/ Patrick C. Barry            Chief Financial Officer and Chief Operating               March 1, 2005
--------------------------      Officer (Principal Accounting Officer)
Patrick C. Barry

/s/ Barry Erdos                 Director                                                  March 1, 2005
--------------------------
Barry Erdos

/s/ Martin Miller               Director                                                  March 1, 2005
--------------------------
Martin Miller

/s/ Neal Moszkowski             Director                                                  March 1, 2005
--------------------------
Neal Moszkowski

/s/Christopher McCann           Director                                                  March 1, 2005
--------------------------
Christopher McCann

/s/ David Wassong               Director                                                  March 1, 2005
--------------------------
David Wassong