Form 10-Q
period 2005-03-31
BLUEFLY INC
filed 2005-05-03
CIK 1030896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2005

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

As of May 2, 2005, the issuer had outstanding 15,341,015 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of March 31, 2005
          and December 31, 2004 (unaudited)                                    3

         Consolidated Condensed Statements of Operations for the three
          months ended March 31, 2005 and 2004 (unaudited)                     4

         Consolidated Condensed Statements of Cash Flows for the three
          months ended March 31, 2005 and 2004 (unaudited)                     5

         Notes to Consolidated Condensed Financial Statements
          (unaudited)                                                          6

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                            9

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           15

Item 4.  Controls and Disclosures                                             16

Part II. Other Information                                                    16

Item 1.  Legal Proceedings                                                    16

Item 2.  Changes in Securities and Use of Proceeds                            16

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signature                                                                     18

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS
                                  BLUEFLY, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                                       MARCH 31,        DECEMBER 31,
                                                                                         2005               2004
                                                                                    ---------------   ---------------
                                     ASSETS

Current assets
  Cash and cash equivalents                                                         $     4,150,000   $     6,685,000
  Restricted cash                                                                         1,260,000         1,253,000
  Inventories, net                                                                       13,591,000        12,958,000
  Accounts receivable, net of allowance for doubtful accounts                             1,889,000         1,206,000
  Prepaid inventory                                                                       1,736,000            84,000
  Prepaid expenses                                                                          217,000           296,000
  Other current assets                                                                      640,000           973,000
                                                                                    ---------------   ---------------
      Total current assets                                                               23,483,000        23,455,000

Property and equipment, net                                                               2,520,000         1,933,000

Other assets                                                                                153,000           153,000
                                                                                    ---------------   ---------------
      Total assets                                                                  $    26,156,000   $    25,541,000
                                                                                    ===============   ===============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                  $     5,617,000   $     4,190,000
  Accrued expenses and other current liabilities                                          3,180,000         3,526,000
  Deferred revenue                                                                        1,900,000         1,697,000
                                                                                    ---------------   ---------------
      Total current liabilities                                                          10,697,000         9,413,000

Notes payable to related party shareholders                                               4,000,000         4,000,000
Long-term interest payable to related party shareholders                                    791,000           658,000
Long-term obligations under capital lease                                                    67,000            81,000
                                                                                    ---------------   ---------------
      Total liabilities                                                                  15,555,000        14,152,000
                                                                                    ---------------   ---------------

Commitments and contingencies

Shareholders' equity
  Series A Preferred stock - $.01 par value; 500,000 shares authorized, 460,000 issued and outstanding as of March 31, 2005 and December 31, 2004, respectively (liquidation preference: $9.2 million plus accrued dividends of
   $5.3 million and $5.0 million as of March 31, 2005 and December 31, 2004,
   respectively)                                                                              5,000             5,000

  Series B Preferred stock - $.01 par value; 9,000,000 shares authorized,
   8,889,414 shares issued and outstanding as of March 31, 2005 and December 31,
   2004, respectively (liquidation preference: $30 million plus accrued dividends of $7.8 million and $7.3 million as of March 31, 2005 and December 31, 2004,
   respectively)                                                                             89,000            89,000

  Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively (liquidation preference: $1 million plus accrued dividends of
   $214,000 and $191,000 as of March 31, 2005 and December 31, 2004,
   respectively)                                                                                 --                --

  Series D Preferred stock - $.01 par value; 7,150 shares authorized, 7,136.548 issued and outstanding as of March 31, 2005 and December 31, 2004
   (liquidation preference: $7.1 million plus accrued dividends of $1.9 million
   and $1.6 million as of March 31, 2005 and December 31, 2004, respectively)                    --                --

  Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of March 31, 2005 and December 31, 2004, respectively
   (liquidation preference: $1.0 million plus accrued dividends of $236,000 and
   $202,000 as of March 31, 2005 and December 31, 2004, respectively)                            --                --

  Common stock - $.01 par value; 92,000,000 shares authorized and 15,341,015 and
   15,241,756 shares issued and outstanding as of March 31, 2005 and December
   31, 2004, respectively                                                                   153,000           152,000

  Additional paid-in capital                                                            107,374,000       107,270,000
  Accumulated deficit                                                                   (97,020,000)      (96,127,000)
                                                                                    ---------------   ---------------
      Total shareholders' equity                                                         10,601,000        11,389,000
                                                                                    ---------------   ---------------
      Total liabilities and shareholders' equity                                    $    26,156,000   $    25,541,000
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

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                              ---------------------------------
                                                                    2005              2004
                                                              ---------------   ---------------
Net sales                                                     $    13,502,000   $    11,114,000
Cost of sales                                                       8,617,000         7,332,000
                                                              ---------------   ---------------
  Gross profit                                                      4,885,000         3,782,000

Selling, marketing and fulfillment expenses                         4,035,000         3,449,000
General and administrative expenses                                 1,586,000         1,752,000
                                                              ---------------   ---------------
  Total operating expenses                                          5,621,000         5,201,000

Operating loss                                                       (736,000)       (1,419,000)

Interest and other income                                              40,000           456,000
Interest and other expense                                           (197,000)         (167,000)
                                                              ---------------   ---------------
Net loss                                                      $      (893,000)  $    (1,130,000)

Preferred stock dividends                                          (1,115,000)       (1,024,000)
                                                              ---------------   ---------------
Net loss available to common shareholders                     $    (2,008,000)  $    (2,154,000)
                                                              ===============   ===============
Basic and diluted loss per common share                       $         (0.13)  $         (0.15)
                                                              ===============   ===============
Weighted average common shares outstanding
 (basic and diluted)                                               15,299,040        14,314,722
                                                              ===============   ===============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                            THREE MONTHS ENDED
                                                                                                MARCH 31,
                                                                                    ---------------------------------
                                                                                          2005             2004
                                                                                    ---------------   ---------------
Cash flows from operating activities
  Net loss                                                                          $      (893,000)  $    (1,130,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                           290,000           362,000
    Stock options expense                                                                    16,000                --
    Provisions for returns                                                                   27,000          (588,000)
    Allowance for doubtful accounts                                                          64,000            38,000
    Reserve for inventory obsolescence                                                      158,000           100,000
    Change in value of warrants                                                                  --          (261,000)
    Non-cash expense related to warrant issued to supplier                                   67,000            24,000
    Changes in operating assets and liabilities:
     (Increase) decrease in
        Inventories                                                                        (858,000)          734,000
        Accounts receivable                                                                (754,000)         (319,000)
        Prepaid inventory                                                                (1,652,000)          (21,000)
        Prepaid expenses                                                                     79,000            79,000
        Other current assets                                                                333,000           (82,000)
    Increase (decrease) in
        Accounts payable                                                                  1,427,000           847,000
        Accrued expenses and other current liabilities                                     (273,000)         (245,000)
        Interest payable to related party shareholders                                      133,000           119,000
        Deferred revenue                                                                    203,000           325,000
                                                                                    ---------------   ---------------
  Net cash used in operating activities                                                  (1,633,000)          (18,000)
                                                                                    ---------------   ---------------

Cash flows from investing activities
  Purchase of property and equipment                                                       (877,000)         (224,000)
                                                                                    ---------------   ---------------
Net cash used in investing activities                                                      (877,000)         (224,000)
                                                                                    ---------------   ---------------

Cash flows from financing activities
    Net proceeds from January 2004 Financing                                                     --         4,577,000
    Net proceeds from exercise of stock options                                              89,000            96,000
    Payments of capital lease obligation                                                   (114,000)          (71,000)
                                                                                    ---------------   ---------------
Net cash (used in) provided by financing activities                                         (25,000)        4,602,000
                                                                                    ---------------   ---------------

Net (decrease) increase in cash and cash equivalents                                     (2,535,000)        4,360,000
Cash and cash equivalents - beginning of period                                           6,685,000         7,721,000
                                                                                    ---------------   ---------------
Cash and cash equivalents - end of period                                           $     4,150,000   $    12,081,000
                                                                                    ===============   ===============

Supplemental schedule of non-cash investing and financing activities:
 Cash paid for interest                                                             $        40,000   $         7,000
                                                                                    ===============   ===============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2004.

The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company believes that its current funds, together with working capital, will be sufficient to enable it to meet its planned expenditures through December 31, 2005. The Company may seek additional equity or debt financing to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value. The Company's e-commerce Web site ("Bluefly.com" or "Web Site") was launched in September 1998.

NOTE 3 - NOTES PAYABLE TO RELATED PARTY SHAREHOLDERS

In February 2005, the Company extended the maturity dates on the Convertible Promissory Notes issued in July and October 2003 (the "Notes") to affiliates of Soros Private Equity Partners, LLC (collectively, "Soros") that collectively own a majority of the Company's capital stock. The maturity dates of the Notes were each extended for one year, from May 1, 2005 to May 1, 2006.

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

The Financing Agreement was amended in February 2005 to extend the term until March 30, 2006. The Loan Facility requires the Company to maintain tangible net worth of $7.0 million, working capital of at least $6.0 million and a minimum cash balance of $750,000 (exclusive of $1.25 million in cash collateral).

As of March 31, 2005, the maximum availability under the Loan Facility was approximately $3.5 million of which approximately $2.6 million was committed, leaving approximately $900,000 available against the Loan Facility.

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2005

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

Security              March 31, 2005    Exercise Prices   March 31, 2004    Exercise Prices
--------              --------------    ---------------   --------------   ----------------
Options                    9,211,885    $0.69 - $15.90         9,087,447    $0.69 - $16.60
Warrants                   1,704,945    $0.78 - $9.08          1,704,945    $0.78 - $ 9.08
Preferred Stock           43,323,430(1)                       43,323,430(1)
Convertible Notes(2)              --                                  --

        (1) Excludes dividends on preferred stock, which are payable in cash or common stock, at the Company's option, upon conversion, redemption or liquidation.
        (2) Excludes debt issued in connection with the July 2003 financing and October 2003 financing, which is convertible into equity securities of the Company sold in any subsequent round of financing, at the holders option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. Until such financing occurs, such debt is not convertible into Common Stock.

NOTE 6 - STOCK BASED COMPENSATION

At March 31, 2005, the Company has three stock-based employee compensation plans. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. For the quarter ended March 31, 2005, compensation expense of $8,000 was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement. In addition, $8,000 of consulting expense was recognized in connection with options issued to a consultant. Except for these options, no compensation expense has been recorded for the three months ended March 31, 2005 and March 31, 2004 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                        THREE MONTHS ENDED   THREE MONTHS ENDED
                                          MARCH 31, 2005       MARCH 31, 2004
                                        ------------------   ------------------
Net loss, as reported                   $         (893,000)  $       (1,130,000)
Deduct: total stock based compensation
 expense determined under fair value
 based methods for all awards                     (712,000)            (742,000)
Add: Stock-based employee compensation
 Expense included in net loss                       16,000                   --
Pro forma net loss                              (1,589,000)          (1,872,000)
Loss per share
 Basic and diluted, as reported         $            (0.13)  $            (0.15)
 Basic and diluted, pro forma           $            (0.18)  $            (0.20)

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - UNAUDITED
                                 MARCH 31, 2005

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R will be effective for annual periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but the non-cash charges associated therewith are expected to have a significant, adverse effect on our results of operations.

The effects of applying SFAS No. 123R in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

NOTE 7 - RECLASSIFICATIONS

Certain amounts in the consolidated condensed financial statements of the prior period have been reclassified to conform to the current period presentation for comparative purposes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off retail value. The Bluefly.com Web site was launched in September 1998.

Our net sales increased approximately 21% to $13,502,000 for the first quarter ended March 31, 2005 from $11,114,000 for the first quarter ended March 31, 2004.

Our gross margin increased to 36.2% in the first quarter of 2005 from 34.0% in the first quarter of 2004. Our gross profit increased by approximately 29% to 4,885,000 in the first quarter of 2005, from $3,782,000 in the first quarter of 2004. This growth was driven by increases in both net sales and gross margins, and allowed us to decrease our operating loss by approximately 48%, to $736,000 in the first quarter of 2005, from $1,419,000 in the first quarter of 2004.

We have previously measured our customer acquisition cost by dividing our entire advertising expense for a period (exclusive of staff related costs) by the number of customers acquired during the period. However, because we have begun to spend significant amounts on marketing initiatives that are geared towards customer retention and brand awareness, rather than customer acquisition, we do not believe that this is an appropriate method for measuring our customer acquisition cost going forward. For example, if measured under the method described above, our customer acquisition cost for the first quarter of 2005 would have been $19.66, as compared to $10.72 during the first quarter of 2004. We believe that this measurement would overstate our actual customer acquisition cost because it includes significant retention and brand awareness expenses. Because the allocation of marketing expenses between customer acquisition, customer retention and brand awareness is necessarily subjective in nature, we have determined that we will not publicly report customer acquisition cost as a separate metric going forward. Instead, we will discuss the relationship of our marketing expenses to our sales growth through more traditional measures such as marketing expense as a percentage of revenue.

We increased our spending in marketing (excluding staff related costs) by 103% to $723,000 in the first quarter of 2005, from $357,000 in the first quarter of 2004. While some of the growth in sales was a result of our marketing initiatives, a large portion of the increased marketing expense was the result of testing new marketing programs. While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our improved margin structure and average order size result in a relatively high positive contribution to overhead on a customer's first order.

Our reserve for returns and credit card chargebacks decreased slightly to 36.3% of gross sales in the first quarter of 2005 from 37.0% in 2004. We believe that the slight improvement in the return rate is attributable to more detailed analysis of customer purchase and return habits as well as initiatives related to the way we photograph and describe our product and improved buying by the merchant team.

                                  BLUEFLY, INC.
                                 MARCH 31, 2005

Our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs. We have recently increased the amount of inventory purchased on a pack and hold basis in order to take advantage of opportunities in the market.

At March 31, 2005, we had an accumulated deficit of $97,020,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure as well as non cash beneficial conversion charges resulting from decreases in the conversion price of the Company's Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2005

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. We review our inventory levels in order to identify slow-moving merchandise and establish a reserve for such merchandise.

Deferred Tax Valuation Allowance

We recognize deferred income tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is realized in income in the period that included the enactment date. We have assessed the future taxable income and determined that a 100% deferred tax valuation allowance is necessary. In the event that we were to determine that we would be able to realize our deferred tax assets, or a portion thereof, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2004

The following table sets forth our statement of operations data, for the three months ended March 31st. All data is in thousands, except as indicated below:

                                                       2005                       2004                       2003
                                              -----------------------    -----------------------    -----------------------
                                                            As a % of                  As a % of                  As a % of
                                                            Net Sales                  Net Sales                  Net Sales
Net sales                                     $   13,502        100.0%   $   11,114        100.0%   $    8,257        100.0%
Cost of sales                                      8,617         63.8%        7,332         66.0%        6,400         77.5%
                                              ----------                 ----------                 ----------
         Gross profit                              4,885         36.2%        3,782         34.0%        1,857         22.5%

Selling, marketing and fulfillment expenses        4,035         29.9%        3,449         31.0%        2,412         29.2%
General and administrative expenses                1,586         11.7%        1,752         15.8%        1,203         14.6%
                                              ----------                 ----------                 ----------
         Total operating expenses                  5,621         41.6%        5,201         46.8%        3,615         43.8%

Operating loss                                      (736)        (5.4)%      (1,419)       (12.8)%      (1,758)       (21.3)%
Interest (expense) and other income, net            (157)        (1.2)%         289          2.6%          (82)        (1.0)%
                                              ----------                 ----------                 ----------

         Net loss                                   (893)        (6.6)%      (1,130)       (10.2)%      (1,840)       (22.3)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

                                                           2005         2004         2003
                                                     ----------   ----------   ----------
Average Order Size (including shipping & handling)   $   200.06   $   189.56   $   167.20
New Customers Added during the Period                    36,765       33,335       27,031

Net sales: Gross sales for the three months ended March 31, 2005 increased by over 20% to $21,211,000, from $17,650,000 for the three months ended March 31, 2004. For the three months ended March 31, 2005, we recorded a provision for returns and credit card chargebacks and other discounts of $7,709,000, or approximately 36.3% of gross sales. For the three months ended March 31, 2004, the provision for returns and credit card chargebacks and other discounts was $6,536,000, or approximately 37.0% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a decrease in the return rate. We believe that the decrease was primarily caused by more detailed analysis of customer purchase and return habits as well as initiatives related to the way we photograph and describe our product and improved buying by the merchant team.

                                  BLUEFLY, INC.
                                 MARCH 31, 2005

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended March 31, 2005 were $13,502,000. This represents an increase of approximately 21% compared to the three months ended March 31, 2004, in which net sales totaled $11,114,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 10% higher compared to first quarter 2004) and an increase in average order size (approximately 6% higher compared to the first quarter 2004). For the three months ended March 31, 2005 revenue from shipping and handling (which is included in net sales) increased by 15% to $960,000 from $837,000 for the quarter ended March 31, 2004. Revenue as a whole increased at a slightly higher rate than shipping and handling revenue because of the increase in average order size.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2005 totaled $8,617,000, resulting in gross margin of approximately 36.2%. Cost of sales for the three months ended March 31, 2004 totaled $7,332,000, resulting in gross margin of 34.0%. Gross profit increased by over 29%, to $4,885,000 for the three months ended March 31, 2005 compared to $3,782,000 for the three months ended March 31, 2004. The growth in gross margin is primarily the result of increased product margins which was driven by a merchandising strategy that focused on negotiating better prices with vendors as well as selling more in-season product, which has more value to our customers and therefore demands higher margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 17% in the first three months of 2005 compared to the first three months of 2004. Selling, marketing and fulfillment expenses were comprised of the following:

                          Three Months Ended   Three Months Ended    Percentage Difference
                            March 31, 2005       March 31, 2004       increase (decrease)
                          ------------------   ------------------    ---------------------
    Marketing             $          894,000   $          579,000                     54.4%
    Operating                      1,704,000            1,501,000                     13.5%
    Technology                       895,000              986,000                     (9.2)%
    E-Commerce                       542,000              383,000                     41.5%
                          ------------------   ------------------    ---------------------
                          $        4,035,000   $        3,449,000                     17.0%

As a percentage of net sales, our selling, marketing and fulfillment expenses decreased slightly to 29.9% for the three months ended March 31, 2005 from 31.0% in the three months ended March 31, 2004.

Marketing expenses include expenses related to paid search, online and print advertising, fees to marketing affiliates, direct mail campaigns as well as staff related costs. Marketing expenses increased by a higher percentage than revenue because we focused more of our marketing initiatives on testing new marketing programs. While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our improved margin structure and average order size result in a relatively high positive contribution to overhead on a customers first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first three months of 2005 by approximately 14% compared to the first three months of 2004 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), as well as costs associated with our temporary clearance store which was open for an extra month this year. Operating expenses increased by a lower percentage than revenue due to our higher average order size.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended March 31, 2005 technology expenses decreased by approximately 9% compared to the three months ended March 31, 2004. This decrease resulted from a decrease in salary related expenses, as well as a decrease in depreciation expense. We are planning to move to a new hosting facility during the second quarter. As a result of the move our depreciation expenses will likely increase in the second quarter by approximately $36,000.

                                  BLUEFLY, INC.
                                 MARCH 31, 2005

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the three months ended March 31, 2005, this amount increased by approximately 42% as compared to the three months ended March 31, 2004, primarily due to an increase in salary related expenses, temporary help and consultants, as well as an increase in expenses associated with outside research tools.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2005 decreased by approximately 9% to $1,586,000 as compared to $1,752,000 for the three months ended March 31, 2004. The decrease in general and administrative expenses was primarily the result of reduced consulting and professional fees, partially offset by an increase in public company expenses.

As a percentage of net sales, general and administrative expenses for the first quarter of 2005 decreased to approximately 11.7% from 15.8%.

Loss from operations: Operating loss decreased by over 48% in the first three months of 2005 to $736,000 from $1,419,000 in the first three months of 2004 as a result of the increase in net sales and gross margin.

Interest and other income: Other income for the three months ended March 31, 2005 decreased to $40,000 from $456,000 for the three months ended March 31, 2004. In the first quarter of 2005, this amount was related primarily to interest income. During the first quarter of 2004, the amount was comprised of:
$261,000 recognized to adjust a liability associated with warrants issued by us at fair value as of March 31, 2004, and $169,000 realized in connection with the judgment we received in the Breider Moore litigation. The remaining increase was related to income earned on our cash balances.

Interest and other expense: Interest expense for the three months ended March 31, 2005 totaled $197,000, and related primarily to fees paid in connection with the Loan Facility and interest expense on the Convertible Notes. For the three months ended March 31, 2004, interest expense totaled $167,000, and related to fees paid in connection with our Loan Facility, as well as interest expense on the Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2005, we had approximately $4.2 million of liquid assets, entirely in the form of cash and cash equivalents, and working capital of approximately $11.5 million (both amounts exclude the $1.26 million of restricted cash). In addition, as of March 31, 2005, we had approximately $2.6 million of borrowings committed under the Loan Facility, leaving approximately $900,000 of availability.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Loan Facility is based upon our inventory levels and is dependent, among other things, on the Company having at least $7.0 million of tangible net worth, $6.0 million of working capital and cash balances of at least $750,000 (exclusive of the $1.25 million cash collateral pledged to Rosenthal to secure our obligations under the Loan Facility). In addition, both availability under the Loan Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Rosenthal to provide credit support under the Loan Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity. In addition, newer vendors generally do not provide us with payment terms that are as favorable as those we get from existing relationships and, in some instances, new vendors may require prepayments. During the first quarter, we increased our prepayments in order to open up new relationships and gain access to inventory that was not previously available to us. As of March 31, 2005, we had approximately $1.7 of prepaid inventory on our balance sheet.

In addition, our inventory levels as of March 31, 2005 are approximately $3.1 million higher than at the same time last year. The increase in inventory, along with the increase in prepaid inventory, generally reflects opportunistic buying of fresh inventory that has not previously been available to us. However, the increased inventory level, as well as the increased prepayments, could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

                                  BLUEFLY, INC.
                                 MARCH 31, 2005

We believe that our current funds, together with working capital, will be sufficient to enable us to meet our planned expenditures through December 31, 2005. We may seek additional equity or debt financing to maximize the growth of our business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to us, and/or we do not achieve our sales plan, future operations will need to be modified, scaled back or discontinued.

Loan Facility

Pursuant to the Loan Facility, Rosenthal provides us with certain credit accommodations, including loans and advances, factor-to-factor guarantees, letters of credit in favor of suppliers or factors and purchases of payables owed to our suppliers. The Financing Agreement was amended in February 2005 to extend the term until March 30, 2006. The Loan Facility requires us to maintain tangible net worth of $7.0 million, working capital of at least $6.0 million and a minimum cash balance of $750,000 (exclusive of $1.25 million in cash collateral).

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

Commitments and Long Term Obligations

As of March 31, 2005, we had the following commitments and long term obligations:

                                                                                                More
                                                 Less than         1-3            3-5          than 5
                                    Total         1 year          years          years          years
                                ------------   ------------   ------------   ------------   ------------
Marketing and Advertising       $    359,000        359,000             --             --             --
Purchase Orders                 $ 12,906,000     12,906,000
Operating Leases                $  2,215,000        347,000      1,392,000        476,000             --
Capital Leases                  $    119,000         38,000         81,000             --             --
Employment Contracts            $  2,546,000      1,080,000      1,466,000             --             --
Notes payable to shareholders   $  4,000,000             --      4,000,000             --             --
                                ------------   ------------   ------------   ------------   ------------
    Grand total                 $ 22,145,000     14,730,000      6,939,000        476,000             --

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects and additional

                                  BLUEFLY, INC.
                                 MARCH 31, 2005

disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R will be effective for annual periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our financial condition or cash flows but the non-cash charges associated therewith are expected to have a significant, adverse effect on our results of operations.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; need for additional capital and potential inability to raise such capital; the risk of default by us under the Rosenthal financing agreement and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in our Preferred Stock and Convertible Notes; risks associated with Soros owning a majority of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales; and risks associated with the agreements with Soros with respect to a change of control and the liquidation preference of the Preferred Stock owned by Soros.

                                  BLUEFLY, INC.
                                 MARCH 31, 2005

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Report:

  EXHIBIT NUMBER                              DESCRIPTION
  --------------    ------------------------------------------------------------
  31.1              Certification Pursuant to Rule 13a-14(a)/15d-14(a)

  31.2              Certification Pursuant to Rule 13a-14(a)/15d-14(a)

  32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  BLUEFLY, INC.
                                 MARCH 31, 2005

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   BLUEFLY, INC.

                                                   By: /s/ Melissa Payner-Gregor
                                                       -------------------------
                                                       Melissa Payner-Gregor
                                                       Chief Executive Officer


                                                   By: /s/ Patrick C. Barry
                                                       -------------------------
                                                       Patrick C. Barry
                                                       Chief Financial Officer

May 3, 2005