Form 10-Q
period 2005-06-30
BLUEFLY INC
filed 2005-08-10
CIK 1030896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 2005

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

As of August 4, 2005, the issuer had outstanding 15,676,405 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of June 30, 2005
          and December 31, 2004 (unaudited)                                    3

         Consolidated Condensed Statements of Operations for the six
          months ended June 30, 2005 and 2004 (unaudited)                      4

         Consolidated Condensed Statements of Operations for the three
          months ended June 30, 2005 and 2004 (unaudited)                      5

         Consolidated Condensed Statements of Cash Flows for the six
          months ended June 30, 2005 and 2004 (unaudited)                      6

         Notes to Consolidated Condensed Financial Statements (unaudited)      7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18

Item 4.  Controls and Procedures                                              18

Part II. Other Information                                                    19

Item 4.  Submission of Matters to a Vote of Security Holders                  19

Item 6.  Exhibits                                                             20

Signatures                                                                    21

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                                               JUNE 30,     DECEMBER 31,
                                                                                                 2005           2004
                                                                                             ------------   ------------
                                          ASSETS
Current assets
  Cash and cash equivalents                                                                  $  8,215,000   $  6,685,000
  Restricted cash                                                                               1,255,000      1,253,000
  Inventories, net                                                                             14,680,000     12,958,000
  Accounts receivable, net of allowance for doubtful accounts                                   1,707,000      1,206,000
  Prepaid inventory                                                                               150,000         84,000
  Prepaid expenses                                                                                120,000        296,000
  Other current assets                                                                            430,000        973,000
                                                                                             ------------   ------------
    Total current assets                                                                       26,557,000     23,455,000

Property and equipment, net                                                                     2,902,000      1,933,000

Other assets                                                                                      153,000        153,000
                                                                                             ------------   ------------
    Total assets                                                                             $ 29,612,000   $ 25,541,000
                                                                                             ============   ============
                           LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                                           $  3,899,000   $  4,190,000
  Accrued expenses and other current liabilities                                                2,315,000      3,526,000
  Notes payable to related party shareholders, includes interest payable of $925,000
   at June 30, 2005                                                                             4,925,000             --
  Deferred revenue                                                                              1,900,000      1,697,000
                                                                                             ------------   ------------
    Total current liabilities                                                                  13,039,000      9,413,000

Notes payable to related party shareholders, includes interest payable of $658,000
 at December 31, 2004                                                                                  --      4,658,000
Long-term obligations under capital lease                                                          57,000         81,000
                                                                                             ------------   ------------
    Total liabilities                                                                          13,096,000     14,152,000
                                                                                             ------------   ------------
Commitments and contingencies

Shareholders' equity
  Series A Preferred stock - $.01 par value; 500,000 shares authorized, 460,000 issued and outstanding as of June 30, 2005 and December 31, 2004, respectively (liquidation preference: $9.2 million plus accrued dividends of $5.3 million and $5.0 million as of
   June 30, 2005 and December 31, 2004, respectively)                                               5,000          5,000
  Series B Preferred stock - $.01 par value; 9,000,000 shares authorized, 8,889,414 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively
   (liquidation preference: $30 million plus accrued dividends of $8.4 million and
   $7.3 million as of June 30, 2005 and December 31, 2004, respectively)                           89,000         89,000
  Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively
   (liquidation preference: $1 million plus accrued dividends of $237,000 and $191,000 as
   of June 30, 2005 and December 31, 2004, respectively)                                               --             --
  Series D Preferred stock - $.01 par value; 7,150 shares authorized, 7,136.548 issued and outstanding as of June 30, 2005 and December 31, 2004 (liquidation preference:
   $7.1 million plus accrued dividends of $2.1 million and $1.6 million as of June 30,
   2005 and December 31, 2004, respectively)                                                           --             --
  Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of June 30, 2005 and December 31, 2004, respectively (liquidation preference: $1.0 million plus accrued dividends of $271,000 and $202,000 as of June 30,
   2005 and December 31, 2004, respectively)                                                           --             --
  Series F Preferred stock - $.01 par value; 7,000 shares authorized, issued and outstanding as of June 30, 2005 (liquidation preference: $7.0 million plus accrued
   dividends of $9,000 as of June 30, 2005)                                                            --             --
  Common stock - $.01 par value; 92,000,000 shares authorized and 15,669,405 and
   15,241,756 shares issued and outstanding as of June 30, 2005 and
   December 31, 2004, respectively                                                                157,000        152,000
  Additional paid-in capital                                                                  114,454,000    107,270,000
  Accumulated deficit                                                                         (98,189,000)   (96,127,000)
                                                                                             ------------   ------------
    Total shareholders' equity                                                                 16,516,000     11,389,000
                                                                                             ------------   ------------
    Total liabilities and shareholders' equity                                               $ 29,612,000   $ 25,541,000
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

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  ---------------------------
                                                                      2005           2004
                                                                  ------------   ------------
Net sales                                                         $ 25,531,000   $ 20,609,000
Cost of sales                                                       15,995,000     13,020,000
                                                                  ------------   ------------
  Gross profit                                                       9,536,000      7,589,000
Selling, marketing and fulfillment expenses                          8,103,000      6,659,000
General and administrative expenses                                  3,188,000      3,146,000
                                                                  ------------   ------------
  Total operating expenses                                          11,291,000      9,805,000
Operating loss                                                      (1,755,000)    (2,216,000)
Interest and other income                                               69,000        785,000
Interest and other expense                                            (376,000)      (407,000)
                                                                  ------------   ------------
Net loss                                                          $ (2,062,000)  $ (1,838,000)
Preferred stock dividends                                           (2,284,000)    (2,086,000)
                                                                  ------------   ------------
Net loss available to common shareholders                         $ (4,346,000)  $ (3,924,000)
                                                                  ============   ============
Basic and diluted loss per common share                           $      (0.28)  $      (0.27)
                                                                  ============   ============
Weighted average common shares outstanding (basic and diluted)      15,360,334     14,445,034
                                                                  ============   ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       THREE MONTHS ENDED
                                                                            JUNE 30,
                                                                  ---------------------------
                                                                      2005           2004
                                                                  ------------   ------------
Net sales                                                         $ 12,029,000   $  9,495,000
Cost of sales                                                        7,378,000      5,688,000
                                                                  ------------   ------------
  Gross profit                                                       4,651,000      3,807,000
Selling, marketing and fulfillment expenses                          4,068,000      3,210,000
General and administrative expenses                                  1,602,000      1,394,000
                                                                  ------------   ------------
  Total operating expenses                                           5,670,000      4,604,000
Operating loss                                                      (1,019,000)      (797,000)
Interest and other income                                               29,000        329,000
Interest and other expense                                            (179,000)      (240,000)
                                                                  ------------   ------------
Net loss                                                          $ (1,169,000)  $   (708,000)
Preferred stock dividends                                           (1,169,000)    (1,062,000)
                                                                  ------------   ------------
Net loss available to common shareholders                         $ (2,338,000)  $ (1,770,000)
                                                                  ============   ============
Basic and diluted loss per common share                           $      (0.15)  $      (0.12)
                                                                  ============   ============
Weighted average common shares outstanding (basic and diluted)      15,420,956     14,575,345
                                                                  ============   ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  ---------------------------
                                                                      2005           2004
                                                                  ------------   ------------
Cash flows from operating activities
  Net loss                                                        $ (2,062,000)  $ (1,838,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                      639,000        740,000
    Stock options expense                                               27,000          2,000
    Provisions for returns                                            (607,000)      (997,000)
    Allowance for doubtful accounts                                    142,000         98,000
    Reserve for inventory obsolescence                                 453,000        200,000
    Change in value of warrants                                             --       (564,000)
    Non-cash expense related to warrant issued to supplier             135,000         95,000
    Changes in operating assets and liabilities:
    (Increase) decrease in
      Inventories                                                   (2,310,000)     1,394,000
      Accounts receivable                                             (645,000)      (199,000)
      Prepaid inventory                                                (66,000)        (4,000)
      Prepaid expenses                                                 176,000        (31,000)
      Other current assets                                             543,000        111,000
    Increase (decrease) in
      Accounts payable                                                (291,000)      (794,000)
      Accrued expenses and other current liabilities                  (504,000)      (121,000)
      Interest payable to related party shareholders                   267,000        250,000
      Deferred revenue                                                 203,000        341,000
                                                                  ------------   ------------
  Net cash used in operating activities                             (3,900,000)    (1,317,000)
                                                                  ------------   ------------
Cash flows from investing activities
  Cash collateral in connection with Rosenthal Pledge Agreement             --     (1,250,000)
  Purchase of property and equipment                                (1,608,000)      (599,000)
                                                                  ------------   ------------
Net cash used in investing activities                               (1,608,000)    (1,849,000)
                                                                  ------------   ------------
Cash flows from financing activities
  Net proceeds from June 2005 Financing                              6,752,000             --
  Net proceeds from January 2004 Financing                                  --      4,577,000
  Net proceeds from exercise of stock options                          410,000        122,000
  Payments of capital lease obligation                                (124,000)      (152,000)
                                                                  ------------   ------------
Net cash (used in) provided by financing activities                  7,038,000      4,547,000
                                                                  ------------   ------------
Net (decrease) increase in cash and cash equivalents                 1,530,000      1,381,000
Cash and cash equivalents - beginning of period                      6,685,000      7,721,000
                                                                  ------------   ------------
Cash and cash equivalents - end of period                         $  8,215,000   $  9,102,000
                                                                  ============   ============
Supplemental schedule of non-cash financing activities
  Cash paid for interest                                          $     56,000   $     84,000
                                                                  ============   ============

        The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2004.

The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly, Inc. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company believes that its current funds, together with working capital, will be sufficient to enable it to meet its planned expenditures through at least December 31, 2005. If the Company does not achieve its sales plan, future operations may need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value. The Company's e-commerce Web site ("Bluefly.com" or "Web Site") was launched in September 1998.

NOTE 3 - JUNE 2005 FINANCING

The Company raised over $7,000,000 in equity financing in June 2005. The financing was effected through a private placement (the "New Financing") that closed on June 24, 2005. The Company raised $7,075,431 through the sale of 7,000 shares of newly designated Series F Preferred Stock for an aggregate purchase price of $7,000,000 and warrants to purchase an additional 603,448 shares of its common stock at an exercise price of $2.87 per share. The warrants have an expiration date of June 24, 2008. The aggregate purchase price for the warrants was $75,431, or $0.125 per warrant, and all of the warrants were purchased by the New Investors described below. The investors participating in the New Financing included eight private equity funds that had not previously participated in the Company's financing transactions (the "New Investors"), and two private equity funds affiliated with Soros Fund Management LLC ("Soros") that collectively own a majority of the Company's capital stock. In connection with the New Financing, the New Investors also purchased from Soros previously issued shares of the Company's Series D Preferred Stock with an aggregate liquidation preference and accrued dividends of $3,000,000. Both the Series D Preferred Stock and the Series F Preferred Stock are convertible into common stock. The number of shares to be issued upon a conversion is determined by dividing the liquidation preference of the shares of preferred stock to be converted by the conversion price. The conversion price of the Series D Preferred Stock is $0.76 and the conversion price of the Series F Preferred Stock is $2.32. The majority of the proceeds of the New Financing are expected to be used for marketing, with the remainder to be used for general corporate purposes.

NOTE 4 - NOTES PAYABLE TO RELATED PARTY SHAREHOLDERS

In February 2005, the Company extended the maturity dates on the Convertible Promissory Notes issued in July and October 2003 (the "Notes") to affiliates of Soros that collectively own a majority of the Company's capital stock. The maturity dates of the Notes were each extended for one year, from May 1, 2005 to May 1, 2006.

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2005

NOTE 5 - CREDIT FACILITY

In July 2005, the Company entered into a new three year revolving credit facility (the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). The Credit Facility refinanced the Company's previous credit facility (the "Rosenthal Facility") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000 ($6,650,000 after giving effect to a required $850,000 availability reserve), but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of July 26, 2005, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was $6.0 million, of which approximately $2.3 million was committed, leaving approximately $3,700,000 available for further borrowings. As a result of the refinancing of the Rosenthal Facility, the Company also regained access to approximately $1,250,000 of cash that had previously been restricted because it was being held as cash collateral by Rosenthal under the terms of the Rosenthal Facility.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty
(30) days such letter of credit, or a portion thereof, remains open.

Subject to certain conditions, if the Company defaults on any of its obligations under the Credit Facility, Wells Fargo has the right to draw upon the Soros LC to satisfy any such obligations. If Wells draws on the Soros LC, pursuant to the terms of a reimbursement agreement between the Company and Soros, the Company would have the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros LC, plus interest accrued thereon. In addition, the Company is required to pay Soros Fund Management LLC an annual fee in connection with the issuance and maintenance of the Soros LC in an amount equal to the fee that the Company would be required to pay in order to have a similar letter of credit issued under the Credit Facility. For the year beginning on the date of the closing of the Credit Facility, this formula requires an annual fee of $55,000. The Company is also required to reimburse Soros for any costs and expenses associated with the issuance and maintenance of the Soros LC.

Under the terms of the Credit Facility, Soros has the right to purchase all of the Company's obligations from Wells at any time if the Company is then in default under the Credit Facility.

As of June 30, 2005, prior to the refinancing of the Rosenthal Facility, the maximum availability under the Rosenthal Facility was approximately $3,500,000 of which approximately $2,900,000 was committed, leaving approximately $600,000 available for further borrowings. In July 2005, the Company paid Rosenthal a fee of $35,000 to terminate the Rosenthal Facility.

NOTE 6 - LOSS PER SHARE

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

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2005

Security                  June 30, 2005      Exercise Prices   June 30, 2004     Exercise Prices
----------------------    -------------      ---------------   -------------     ---------------
Options                       8,791,285      $ 0.69 - $16.47       9,179,152     $ 0.69 - $16.60
Warrants                      2,083,393      $ 0.78 - $ 3.96       1,704,945     $ 0.78 - $ 9.08
Preferred Stock              46,340,671(1)                        43,323,430(1)
Convertible Notes(2)                 --                                   --

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

NOTE 7 - STOCK BASED COMPENSATION

At June 30, 2005, the Company has three stock-based employee compensation plans. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. For the quarter ended June 30, 2005, compensation expense of $8,000 was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement. In addition, $3,000 of consulting expense was recognized during the quarter in connection with options issued to a consultant. Except for these options, no additional compensation expense has been recorded for the three months ended June 30, 2005 and June 30, 2004 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                              FOR THE SIX MONTHS ENDED      FOR THE THREE MONTHS ENDED
                                           -----------------------------   -----------------------------
                                           JUNE 30, 2005   JUNE 30, 2004   JUNE 30, 2005   JUNE 30, 2004
                                           -------------   -------------   -------------   -------------
Net loss, as reported                      $  (2,062,000)  $  (1,838,000)  $  (1,169,000)  $    (708,000)
Deduct: total stock based compensation
 expense determined under fair value
 based methods for all awards                 (1,414,000)     (1,234,000)       (702,000)       (492,000)
Add: Stock-based employee compensation
 expense included in net loss                     27,000           2,000          11,000           2,000
Pro forma net loss                            (3,449,000)     (3,070,000)     (1,860,000)     (1,198,000)
Loss per share
  Basic and diluted, as reported           $       (0.28)  $       (0.27)  $       (0.15)  $       (0.12)
  Basic and diluted, pro forma             $       (0.37)  $       (0.36)  $       (0.20)  $       (0.16)

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2005

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R will be effective for annual periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's cash flows; however, the non-cash charges associated therewith are expected to have a significant, adverse effect on its results of operations.

The effects of applying SFAS No. 123R in this pro forma disclosure are not indicative of future amounts, as additional stock option awards are anticipated in future years.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and Home furnishings. We launched our Web site in September 1998. Over the past four years our sales have grown at a compounded annual growth rate above 25% while our gross margin percentage increased from 20% in 2000 to 37% in 2004.

The recent increase in our margin and sales was a direct result of a new merchandise strategy that began in spring 2004. As part of that strategy we are bringing current season merchandise and the latest fashion trends to our customer for great value. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy, we believe that we will be able to maintain margins well above our levels from 2003 and earlier.

Based on our improved merchandise strategy and recent customer research, we believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustom to. In an effort to take advantage of this opportunity, we raised $7 million of equity financing in June and intend to use a majority of the proceeds to launch a national advertising campaign. In addition, we secured a new $7.5 million credit facility with Wells Fargo Retail Finance, LLC ("Wells Fargo") in July of this year. This facility will primarily be used to help us obtain the proper merchandising mix to support our national advertising campaign.

Our net sales increased approximately 27% to $12,029,000 for the second quarter ended June 30, 2005 from $9,495,000 for the second quarter ended June 30, 2004. Our gross margin decreased to 38.7% in the second quarter of 2005 from 40.1% in the second quarter of 2004. Our gross profit increased by approximately 22% to $4,651,000 in the second quarter of 2005, from $3,807,000 in the second quarter of 2004. This growth in gross profit was driven by the increase in net sales, partially offset by the decrease in gross margins. Our operating loss increased by approximately 28%, to $1,019,000 in the second quarter of 2005, from $797,000 in the second quarter of 2004.

We increased our spending in marketing (excluding staff related costs) by 192% to 804,000 in the second quarter of 2005, from $275,000 in the second quarter of 2004. While some of the growth in sales was a result of our marketing initiatives, a large portion of the increased marketing expense was the result of testing new marketing programs. While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Our reserve for returns and credit card chargebacks remained relatively unchanged at 39.9% of gross sales in the second quarter of 2005 compared to 39.6% in 2004.

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

At June 30, 2005, we had an accumulated deficit of $98,189,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure as well as non cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2004

The following table sets forth our statement of operations data, for the six months ended June 30th. All data is in thousands except as indicated below:

                                                       2005                    2004                    2003
                                              ---------------------   ---------------------   ---------------------
                                                          As a % of               As a % of               As a % of
                                                          Net Sales               Net Sales               Net Sales
                                                          ---------               ---------               ---------
Net sales                                     $  25,531       100.0%  $  20,609       100.0%  $  15,725       100.0%
Cost of sales                                    15,995        62.6%     13,020        63.2%     11,553        73.5%
                                              ---------               ---------               ---------
  Gross profit                                    9,536        37.4%      7,589        36.8%      4,172        26.5%
Selling, marketing and fulfillment expenses       8,103        31.7%      6,659        32.3%      5,394        34.3%
General and administrative expenses               3,188        12.5%      3,146        15.3%      2,609        16.6%
                                              ---------               ---------               ---------
  Total operating expenses                       11,291        44.2%      9,805        47.6%      8,003        50.9%

Operating loss                                   (1,755)       (6.8)%    (2,216)      (10.8)%    (3,831)      (24.4)%
Interest (expense) and other income                (307)       (1.2)%       378         1.9%       (132)       (0.8)%
                                              ---------               ---------               ---------
  Net loss                                       (2,062)       (8.0)%    (1,838)       (8.9)%    (3,963)      (25.2)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the six months ended June 30th, as indicated below:

                                                        2005        2004        2003
                                                     ---------   ---------   ---------
Average Order Size (including shipping & handling)   $  207.54   $  188.61   $  171.62
New Customers Added during the Period                   66,326      58,813      49,612

All measures of the number of customers are based on unique email addresses.

Net sales: Gross sales (which includes sales of product and shipping revenue) for the six months ended June 30, 2005 increased by over 23% to $41,214,000, from $33,369,000 for the six months ended June 30, 2004. For the six months ended June 30, 2005, we recorded a provision for returns and credit card chargebacks and other discounts of $15,683,000, or approximately 38.1% of gross sales. For the six months ended June 30, 2004, the provision for returns and credit card chargebacks and other discounts was $12,760,000, or approximately 38.2% of gross sales.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the six months ended June 30, 2005 were $25,531,000. This represents an increase of approximately 24% compared to the six months ended June 30, 2004, in which net sales totaled $20,609,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 12.8% compared to the first six months of 2004) and an increase in average order size (approximately 10% higher compared to the first six months of 2004). For the six months ended June 30, 2005 revenue from shipping and handling (which is included in net sales) increased by almost 13% to $1,825,000 from $1,612,000 for the six months ended June 30, 2004.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 2005 totaled $15,995,000, resulting in gross margin of approximately 37.4%. Cost of sales for the six months ended June 30, 2004 totaled $13,020,000, resulting in gross margin of 36.8%. The increase in gross margin percentage was primarily the result of our merchandise strategy and the timing of our promotions. Gross profit increased by approximately 26%, to $9,536,000 for the six months ended June 30, 2005 compared to $7,589,000 for the six months ended June 30, 2004.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 22% for the first six months of 2005 compared to the first six months of 2004. Selling, marketing and fulfillment expenses were comprised of the following:

                                                                            Percentage
                                       As a %                      As a %   Difference
                    Six Months Ended   of Net   Six Months Ended   of Net    increase
                      June 30, 2005     Sales     June 30, 2004     Sales   (decrease)
                    ----------------   ------   ----------------   ------   ----------
   Marketing        $      1,935,000      7.6%  $      1,025,000      5.0%        88.8%
   Operating               3,208,000     12.6%         2,821,000     13.7%        13.7%
   Technology              1,840,000      7.2%         2,020,000      9.8%        (8.9)%
   E-Commerce              1,120,000      4.3%           793,000      3.8%        41.2%
                    ----------------   ------   ----------------   ------
                    $      8,103,000     31.7%  $      6,659,000     32.3%        21.7%

As a percentage of net sales, our selling, marketing and fulfillment expenses decreased slightly to 31.7% for the six months ended June 30, 2005 from 32.3% for the six months ended June 30, 2004. The decrease in selling, marketing and fulfillment expenses as a percentage of net sales resulted partially from economies of scale in our operations and technology expenses, as some of the fixed costs involved in maintaining our Web site and processing orders are allocated over a larger number of orders. One of our goals is to achieve greater economies of scale as our business grows, although there can be no assurance that we will be successful in doing so. These economies of scale were partially offset by increases in marketing and e-commerce expenses as a percentage of sales. We plan to continue to invest in these areas in the near term in order to grow our business.

Marketing expenses include expenses related to online and print advertising, "sweepstakes" promotions as well as staff related costs. Marketing expenses increased by a higher percentage than revenue as a result of a 141% increase in third party marketing spending as well as an increase in salaries and related expenses. While we expect marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first six months of 2005 by approximately 14% compared to the first six months of 2004 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), as well as costs associated with our temporary clearance store, which closed in April.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the six months ended June 30, 2005 technology expenses decreased by approximately 9% compared to the six months ended June 30, 2004. This decrease resulted from a decrease in headcount and salary related expenses, decrease in depreciation expense, and was offset by an increase in web hosting expense.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the six months ended June 30, 2005, this amount increased by approximately 41% as compared to the six months ended June 30, 2004, primarily due to an increase in salary related expenses as well as an increase in expenses associated with third party software and analytics.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the six months ended June 30, 2005 increased slightly by approximately 1% to $3,188,000 as compared to $3,146,000 for the six months ended June 30, 2004. The increase in general and administrative expenses was the result of increased salary and benefit expenses, as well as an increase in public company expenses, an increase in consulting fees and were partially offset by a decrease in professional fees.

As a percentage of net sales, general and administrative expenses for the first six months of 2005 decreased to approximately 12.5% from 15.3%.

Loss from operations: Operating loss decreased by 21% for the six months ended June 30, 2005 to $1,755,000 from $2,216,000 in the six months ended June 30, 2004 as a result of the increase in gross margin and revenue.

Interest and other income: Other income for the six months ended June 30, 2005 decreased to $69,000 from $785,000 for the six months ended June 30, 2004. During the six month period ended June 30, 2004, $564,000 was recognized to adjust a liability associated with warrants issued by us to their fair value as of June 17, 2004 (at which time the warrants were re-classified as equity), and $169,000 was realized in connection with the judgment we received in the Breider Moore litigation and an increase in interest income earned on our cash balance.

Interest and other expense: Interest expense for the six months ended June 30, 2005 decreased to $376,000 from $407,000, and related primarily to fees paid in connection with the Rosenthal Facility and interest expense on the Convertible Notes.

FOR THE THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2004

The following table sets forth our statement of operations data, for the three months ended June 30th. All data is in thousands, except as indicated below:

                                                       2005                    2004                    2003
                                              ---------------------   ---------------------   ---------------------
                                                          As a % of               As a % of               As a % of
                                                          Net Sales               Net Sales               Net Sales
                                                          ---------               ---------               ---------
Net sales                                     $  12,029       100.0%  $   9,495       100.0%  $   7,468       100.0%
Cost of sales                                     7,378        61.3%      5,688        59.9%      5,153        69.0%
                                              ---------               ---------               ---------
  Gross profit                                    4,651        38.7%      3,807        40.1%      2,315        31.0%
Selling, marketing and fulfillment expenses       4,068        33.8%      3,210        33.8%      2,982        39.9%
General and administrative expenses               1,602        13.3%      1,394        14.7%      1,406        18.8%
                                              ---------               ---------               ---------
  Total operating expenses                        5,670        47.1%      4,604        48.5%      4,388        58.7%

Operating loss                                   (1,019)       (8.4)%      (797)       (8.4)%    (2,073)      (27.7)%
Interest (expense) and other income, net           (150)       (1.2)%        89         0.9%        (50)       (0.7)%
                                              ---------               ---------               ---------
  Net loss                                       (1,169)       (9.6)%      (708)       (7.5)%    (2,123)      (28.4)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

                                                          2005        2004        2003
                                                       ---------   ---------   ---------
Average Order Size (including shipping & handling)     $  216.09   $  187.52   $  176.70
New Customers Added during the Period                     29,561      25,478      22,581

Net sales: Gross sales for the three months ended June 30, 2005 increased by over 27% to $20,003,000, from $15,719,000 for the three months ended June 30, 2004. For the three months ended June 30, 2005, we recorded a provision for returns and credit card chargebacks and other discounts of $7,974,000, or approximately 39.9% of gross sales. For the three months ended June 30, 2004, the provision for returns and credit card chargebacks and other discounts was $6,224,000, or approximately 39.6% of gross sales. The increase in this provision as a percentage of gross sales resulted from a slight increase in the return rate.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended June 30, 2005 were $12,029,000. This represents an increase of approximately 27% compared to the three months ended June 30, 2004, in which net sales totaled $9,495,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 16% higher compared to second quarter 2004) and an increase in average order size (approximately 15% higher compared to the second quarter 2004). For the three months ended June 30, 2005 revenue from shipping and handling (which is included in net sales) increased by 12% to $864,000 from $774,000 for the quarter ended June 30, 2004.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended June 30, 2005 totaled $7,378,000, resulting in gross margin of approximately 38.7%. Cost of sales for the three months ended June 30, 2004 totaled $5,688,000, resulting in gross margin of 40.1%. The decrease in gross margin percentage was the result of the timing of our promotions as well as a shift in our merchandising mix towards more current in season merchandise. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy, we believe that we will be able to maintain margins well above our levels from 2003 and earlier. Gross profit increased by over 22%, to $4,651,000 for the three months ended June 30, 2005 compared to $3,807,000 for the three months ended June 30, 2004.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 27% in the second quarter of 2005 compared to the second quarter of 2004. Selling, marketing and fulfillment expenses were comprised of the following:

                                                                    Percentage
                   Three Months    As a %   Three Months    As a %   Difference
                       Ended       of Net       Ended       of Net    increase
                   June 30, 2005    Sales   June 30, 2004    Sales   (decrease)
                   -------------   ------   -------------   ------   ----------
   Marketing           1,041,000      8.7%  $     446,000      4.7%       133.4%
   Operating           1,504,000     12.5%      1,320,000     13.9%        13.9%
   Technology            945,000      7.8%      1,035,000     10.9%        (8.7)%
   E-Commerce            578,000      4.8%        409,000      4.3%        41.3%
                   -------------   ------   -------------   ------
                   $   4,068,000     33.8%  $   3,210,000     33.8%        26.7%

As a percentage of net sales, our selling, marketing and fulfillment expenses remained relatively unchanged at 33.8%.

Marketing expenses include expenses related to paid search, online and print advertising, fees to marketing affiliates, direct mail campaigns as well as staff related costs. Marketing expenses increased by a higher percentage than revenue because we focused more of our marketing initiatives on testing new marketing programs. While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our improved margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the second quarter of 2005 by approximately 14% compared to the second quarter of 2004 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), as well as costs associated with our temporary clearance store which was open for two extra months this year. Operating expenses increased by a lower percentage than revenue due to our higher average order size. Operating expenses as a percentage of net sales decreased to 12.5% from 13.9%.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended June 30, 2005 technology expenses decreased by approximately 9% compared to the three months ended June 30, 2004. This decrease resulted from a decrease in salary related expenses, as well as a decrease in depreciation expense. We moved to a new hosting facility during the second quarter. As a result of the move, our depreciation expenses increased by approximately $36,000, but overall depreciation expense was still lower than the prior period due to the fact that some equipment was fully depreciated.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the three months ended June 30, 2005, these expenses increased by approximately 41% as compared to the three months ended June 30, 2004, primarily due to an increase in salary related expenses, temporary help and consultants, as well as an increase in expenses associated with third party software and analytics.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended June 30, 2005 increased by approximately 15% to $1,602,000 as compared to $1,394,000 for the three months ended June 30, 2004. The increase in general and administrative expenses was primarily the result of an increase in salary related expenses, depreciation, public company expenses, recruiting expenses and accounting fees.

As a percentage of net sales, general and administrative expenses for the second quarter of 2005 decreased to approximately 13.3% from 14.7%.

Loss from operations: Operating loss increased by approximately 28% in the second quarter of 2005 to $1,019,000 from $797,000 in the second quarter of 2004 as a result of the increase in marketing spend.

Interest and other income: Other income for the three months ended June 30, 2005 decreased to $29,000 from $329,000 for the three months ended June 30, 2004. In the second quarter of 2005, this amount was related primarily to interest income. During the second quarter of 2004, $303,000 was included in other income and was recorded in connection with an adjustment of a liability associated with warrants issued by us at fair value as of June 30, 2004.

Interest and other expense: Interest expense for the three months ended June 30, 2005 decreased to $179,000 from $240,000, and related primarily to fees paid in connection with the Rosenthal Facility and interest expense on the Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2005, we had approximately $8.2 million entirely in the form of cash and cash equivalents, and working capital of approximately $12.3 million (both amounts exclude the $1.26 million of restricted cash). Working capital at December 31, 2004 and June 30, 2004 were $12.8 and $9.4, respectively (both amounts exclude the restricted cash). In addition, as of June 30, 2005, we had approximately $2.9 million of borrowings committed under the Rosenthal Facility, leaving approximately $600,000 of availability. In June 2005 we completed a private placement (the "New Financing") pursuant to which we raised $7,075,431 through the sale of 7,000 shares of newly designated Series F Preferred Stock for an aggregate purchase price of $7,000,000 and warrants to purchase an additional 603,448 shares of our common stock at an exercise price of $2.87 per share. The purchase price for the warrants was $75,431, or $0.125 per warrant. We intend to use a majority of the proceeds from the New Financing for marketing purposes. To that end, we intend to spend at least $3,000,000 for a national advertising campaign which is expected to launch this fall.

Subsequent to quarter end, in July 2005, we refinanced the Rosenthal Facility with a new Credit Facility with Wells Fargo (the "Credit Facility"), the terms of which are described below. As a result of the refinancing of the Rosenthal Facility, we also regained access to approximately $1,250,000 of cash that had previously been restricted because it was being held as cash collateral by Rosenthal under the terms of the Rosenthal Facility.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity. In addition, newer vendors generally do not provide us with payment terms that are as favorable as those we get from existing relationships and, in some instances, new vendors may require prepayments. During 2005, we have increased our prepayments in order to open up new relationships and gain access to inventory that was not previously available to us. As of June 30, 2005, we had approximately $150,000 of prepaid inventory on our balance sheet.

In addition, our inventory levels as of June 30, 2005 are approximately $5.0 million higher than at the same time last year. The increase in inventory generally reflects opportunistic buying of fresh inventory that has not previously been available to us. However, the increased inventory level, as well as the increased prepayments, could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term

We believe that our current funds, together with working capital, will be sufficient to enable us to meet our planned expenditures through at least December 31, 2005. If the Company does not achieve its sales plan, future operations may need to be modified, scaled back or discontinued.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo. Pursuant to the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of July 26, 2005, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was $6,000,000 of which approximately $2,300,000 was committed, leaving approximately $3,700,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. We also pay a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open.

Subject to certain conditions, if we default on any of our obligations under the Credit Facility, Wells Fargo has the right to draw upon the Soros LC to satisfy any such obligations. If Wells draws on the Soros LC, pursuant to the terms of a reimbursement agreement between us and Soros, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros LC plus interest accrued thereon. In addition, we are required to pay Soros Fund Management LLC an annual fee in connection with the issuance and maintenance of the Soros LC in an amount equal to the fee that we would be required to pay in order to have a similar letter of credit issued under the Credit Facility. For the year beginning on the date of the closing of the Credit Facility this formula requires an annual fee of $55,000. We are also required to reimburse Soros for any costs and expenses associated with the issuance and maintenance of the Soros LC.

Under the terms of the Credit Facility, Soros has the right to purchase all of our obligations from Wells Fargo at any time if we are then in default under the Credit Facility.

Commitments and Long Term Obligations

As of June 30, 2005, we had the following commitments and long term obligations:

                                                                                                       More
                                                        Less than         1-3            3-5          than 5
                                           Total         1 year          years          years          years
                                       ------------   ------------   ------------   ------------   ------------
Marketing and Advertising              $    114,000        114,000             --             --             --
Purchase Orders                        $  8,117,000      8,117,000             --             --             --
Operating Leases                       $  2,100,000        232,000      1,392,000        476,000             --
Capital Leases                         $     94,000         13,000         81,000             --             --
Employment Contracts                   $  3,210,000        940,000      2,270,000             --             --
Notes payable to shareholders,
 including interest payable            $  4,925,000      4,925,000             --             --             --
                                       ------------   ------------   ------------   ------------   ------------
  Grand total                          $ 18,560 000     14,341,000      3,743,000        476,000             --

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005 the FASB issued SFAS No. 154 "Accounting Changes and Error Corrections." SFAS No. 154 replaces APB Opinion No. 20 and SFAS No. 3. SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company will adopt this Statement beginning January 1, 2006.

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R will be effective for annual periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our cash flows however the non-cash charges associated therewith are expected to have a significant, adverse effect on our results of operations.

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; need for additional capital and potential inability to raise such capital; the success of our new merchandising strategy and our ability to maintain margins above 2003 levels; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted liens on substantially all of our assets under that agreement and the related Reimbursement Agreement with Soros; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in our Preferred Stock and Convertible Notes; risks associated with Soros owning a majority of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales; and risks associated with the agreements with Soros with respect to a change of control and the liquidation preference of the Preferred Stock owned by Soros.

PART II  - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 29, 2005, we held our annual meeting of stockholders. At the meeting, our stockholders voted for five directors, electing Alan Kane, Melissa Payner-Gregor, Barry Erdos, Christopher G. McCann, and Martin Miller as members of our board of directors. In addition, our stockholders voted in favor of a proposal to approve our 2005 Stock Option Plan. The results of the voting were as follows:

PROPOSAL                                 VOTES FOR    VOTES WITHHELD
------------------------------------   ------------   --------------
Election of Alan Kane                    66,375,479           61,635
Election of Melissa Payner-Gregor        66,361,969           75,145
Election of Barry Erdos                  66,318,841          118,273
Election of Christopher G. McCann        66,375,709           61,405
Election of Martin Miller                66,263,166          173,948

                                                                        ABSTENTIONS AND
                                         VOTES FOR     VOTES AGAINST   BROKER NON-VOTES
                                       ------------   --------------   ----------------
Approval of the
 2005 Stock Option Plan                  59,311,140          320,432          6,805,542

In addition to the directors elected at the meeting, Neal Moszkowski and David Wassong have been elected to the Board of Directors as the designees of the Series A Preferred Stock and the Series B Preferred Stock, respectively.

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Report:

EXHIBIT
NUMBER                                  DESCRIPTION
-------    ---------------------------------------------------------------------
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

August 9, 2005