Form 10-Q
period 2005-09-30
BLUEFLY INC
filed 2005-11-07
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 2005

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

                                   ----------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X ]

As of November 3, 2005, the issuer had outstanding 17,373,288 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I . Financial Information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheets as of September 30, 2005
          and December 31, 2004 (unaudited)                                    3

         Consolidated Condensed Statements of Operations for the nine
          months ended September 30, 2005 and 2004 (unaudited)                 4

         Consolidated Condensed Statements of Operations for the three
          months ended September 30, 2005 and 2004 (unaudited)                 5

         Consolidated Condensed Statements of Cash Flows for the nine
          months ended September 30, 2005 and 2004 (unaudited)                 6

         Notes to Consolidated Condensed Financial Statements (unaudited)      7

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           19

Item 4.  Controls and Procedures                                              19

Part II. Other Information                                                    20

Item 6.  Exhibits                                                             20

Signatures                                                                    21

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)

                                                                                    SEPTEMBER 30,    DECEMBER 31,
                                                                                        2005             2004
                                                                                   --------------   --------------
                                     ASSETS
Current assets
  Cash and cash equivalents                                                        $    5,120,000   $    6,685,000
  Restricted cash                                                                              --        1,253,000
  Inventories, net                                                                     17,216,000       12,958,000
  Accounts receivable, net of allowance for doubtful accounts                           1,943,000        1,206,000
  Prepaid inventory                                                                       436,000           84,000
  Prepaid expenses                                                                      1,292,000          296,000
  Other current assets                                                                    539,000          973,000
                                                                                   --------------   --------------
      Total current assets                                                             26,546,000       23,455,000

Property and equipment, net                                                             3,024,000        1,933,000

Other assets                                                                              329,000          153,000
                                                                                   --------------   --------------
            Total assets                                                           $   29,899,000   $   25,541,000
                                                                                   ==============   ==============
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities
  Accounts payable                                                                 $    4,464,000   $    4,190,000
  Accrued expenses and other current liabilities                                        3,453,000        3,526,000
  Notes payable to related party shareholders, includes interest payable
   of $1,067,000 at September 30, 2005                                                  5,067,000               --
  Deferred revenue                                                                      1,963,000        1,697,000
                                                                                   --------------   --------------
      Total current liabilities                                                        14,947,000        9,413,000

Notes payable to related party shareholders, includes interest payable
 of $658,000 at December 31, 2004                                                              --        4,658,000
Long-term obligations under capital lease                                                  40,000           81,000
                                                                                   --------------   --------------
      Total liabilities                                                                14,987,000       14,152,000
                                                                                   --------------   --------------
Commitments and contingencies

Shareholders' equity
  Series A Preferred stock - $.01 par value; 500,000 shares authorized, 460,000 issued and outstanding as of September 30, 2005 and December 31, 2004, respectively (liquidation preference: $9.2 million plus accrued dividends of $5.6 million and $5.0 million as of September 30, 2005 and December 31,
   2004, respectively)                                                                      5,000            5,000
  Series B Preferred stock - $.01 par value; 9,000,000 shares authorized,
   8,889,414 shares issued and outstanding as of September  30, 2005 and
   December 31, 2004, respectively (liquidation preference: $30 million plus accrued dividends of $9.0 million and $7.3 million as of September 30, 2005
   and December 31, 2004, respectively)                                                    89,000           89,000
  Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and outstanding as of September 30, 2005 and December 31, 2004, respectively (liquidation preference: $1 million plus accrued dividends of
   $261,000 and $191,000 as of September 30, 2005 and December 31, 2004,
   respectively)                                                                               --               --
  Series D Preferred stock - $.01 par value; 7,150 shares authorized, 6,897.989 and 7,136.548 issued and outstanding as of September 30, 2005 and
   December 31, 2004, respectively (liquidation preference: $7.1 million plus accrued dividends of $2.3 million and $1.6 million as of September 30, 2005
   and December 31, 2004, respectively)                                                        --               --
  Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of September 30, 2005 and December 31, 2004, respectively
   (liquidation preference: $1.0 million plus accrued dividends of $309,000 and
   $202,000 as of September 30, 2005 and December 31, 2004, respectively)                      --               --
  Series F Preferred stock - $.01 par value; 7,000 shares authorized, 6,438.571 issued and outstanding as of September 30, 2005  (liquidation preference:
   $7.0 million plus accrued dividends of $129,000 as of September 30, 2005)                   --               --
  Common stock - $.01 par value; 92,000,000 shares authorized and 16,424,524 and
   15,241,756 shares issued and outstanding as of September 30, 2005 and
   December 31, 2004, respectively                                                        164,000          152,000
  Additional paid-in capital                                                          114,546,000      107,270,000
  Accumulated deficit                                                                 (99,892,000)     (96,127,000)
                                                                                   --------------   --------------
      Total shareholders' equity                                                       14,912,000       11,389,000
                                                                                   --------------   --------------
      Total liabilities and shareholders' equity                                   $   29,899,000   $   25,541,000
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

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      NINE MONTHS ENDED
                                                        SEPTEMBER 30,
                                               -------------------------------
                                                    2005             2004
                                               --------------   --------------
Net sales                                      $   37,576,000   $   29,284,000
Cost of sales                                      23,465,000       18,729,000
                                               --------------   --------------
  Gross profit                                     14,111,000       10,555,000

Selling, marketing and fulfillment expenses        12,671,000        9,718,000
General and administrative expenses                 4,716,000        4,882,000
                                               --------------   --------------
  Total operating expenses                         17,387,000       14,600,000

Operating loss                                     (3,276,000)      (4,045,000)

Interest and other income                             134,000          815,000
Interest and other expense                           (623,000)        (568,000)
                                               --------------   --------------

Net loss                                       $   (3,765,000)  $   (3,798,000)

Preferred stock dividends                          (3,671,000)      (3,176,000)
                                               --------------   --------------

Net loss available to common shareholders      $   (7,436,000)  $   (6,974,000)
                                               ==============   ==============

Basic and diluted loss per common share        $        (0.48)  $        (0.48)
                                               ==============   ==============

Weighted average common shares outstanding
 (basic and diluted)                               15,516,454       14,508,692
                                               ==============   ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      THREE MONTHS ENDED
                                                        SEPTEMBER 30,
                                               -------------------------------
                                                    2005             2004
                                               --------------   --------------
Net sales                                      $   12,045,000   $    8,675,000
Cost of sales                                       7,470,000        5,709,000
                                               --------------   --------------
  Gross profit                                      4,575,000        2,966,000

Selling, marketing and fulfillment expenses         4,568,000        3,059,000
General and administrative expenses                 1,528,000        1,736,000
                                               --------------   --------------
  Total operating expenses                          6,096,000        4,795,000

Operating loss                                     (1,521,000)      (1,829,000)

Interest and other income                              65,000           30,000
Interest and other expense                           (247,000)        (161,000)
                                               --------------   --------------

Net loss                                       $   (1,703,000)  $   (1,960,000)

Preferred stock dividends                          (1,387,000)      (1,090,000)
                                               --------------   --------------

Net loss available to common shareholders      $   (3,090,000)  $   (3,050,000)
                                               ==============   ==============

Basic and diluted loss per common share        $        (0.20)  $        (0.21)
                                               ==============   ==============

Weighted average common shares outstanding
 (basic and diluted)                               15,823,602       14,634,625
                                               ==============   ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                   -------------------------------
                                                                                        2005             2004
                                                                                   --------------   --------------
Cash flows from operating activities
  Net loss                                                                         $   (3,765,000)  $   (3,798,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                         930,000        1,119,000
    Provisions for returns                                                                309,000         (968,000)
    Allowance for doubtful accounts                                                       199,000          162,000
    Reserve for inventory obsolescence                                                    623,000          100,000
    Change in value of warrants                                                                --         (564,000)
    Non-cash expense related to warrant issued to supplier                                215,000          194,000
    Stock option expense                                                                   35,000          123,000
    Changes in operating assets and liabilities:
    (Increase) decrease in
      Inventories                                                                      (5,096,000)         380,000
      Accounts receivable                                                                (933,000)        (179,000)
      Prepaid inventory                                                                  (352,000)         (86,000)
      Prepaid expenses                                                                   (996,000)          47,000
      Other current assets                                                                434,000         (120,000)
      Other assets                                                                       (187,000)              --
    Increase (decrease) in
      Accounts payable                                                                    274,000           53,000
      Accrued expenses and other current liabilities                                     (284,000)          17,000
      Interest payable to related party shareholders                                      409,000          381,000
      Deferred revenue                                                                    266,000          425,000
                                                                                   --------------   --------------
  Net cash used in operating activities                                                (7,919,000)      (2,714,000)
                                                                                   --------------   --------------
Cash flows from investing activities
  Cash collateral in connection with Rosenthal Pledge Agreement                         1,250,000       (1,256,000)
  Purchase of property and equipment                                                   (2,011,000)        (891,000)
                                                                                   --------------   --------------
Net cash used in investing activities                                                    (761,000)      (2,147,000)
                                                                                   --------------   --------------
Cash flows from financing activities
  Net proceeds from June 2005 Financing                                                 6,752,000               --
  Net proceeds from January 2004 Financing                                                     --        4,577,000
  Net proceeds from exercise of stock options                                             502,000          192,000
  Payments of capital lease obligation                                                   (139,000)        (259,000)
                                                                                   --------------   --------------
Net cash (used in) provided by financing activities                                     7,115,000        4,510,000
                                                                                   --------------   --------------

Net (decrease) increase in cash and cash equivalents                                   (1,565,000)        (351,000)
Cash and cash equivalents - beginning of period                                         6,685,000        7,721,000
                                                                                   --------------   --------------
Cash and cash equivalents - end of period                                          $    5,120,000   $    7,370,000
                                                                                   ==============   ==============
Supplemental schedule of non-cash financing activities:
  Cash paid for interest                                                           $      120,000   $      121,000
                                                                                   ==============   ==============
  Equipment acquired under capital lease                                                       --   $      153,000
                                                                                   ==============   ==============

The accompanying notes are an integral part of these consolidated condensed financial statements.

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited
                               SEPTEMBER 30, 2005

NOTE 1 - BASIS OF PRESENTATION

The accompanying consolidated condensed financial statements include the accounts of Bluefly, Inc. and its wholly owned subsidiary (collectively the "Company"). All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2004.

The Company has sustained net losses and negative cash flows from operations since its formation. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company believes that its current funds, together with working capital, will be sufficient to enable it to meet its planned expenditures through at least March 31, 2006. If the Company does not achieve its sales plan, future operations may need to be modified, scaled back or discontinued.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value. The Company's e-commerce Web site ("Bluefly.com" or "Web Site") was launched in September 1998.

NOTE 3 - JUNE 2005 FINANCING

The Company raised over $7,000,000 in equity financing in June 2005. The financing was effected through a private placement (the "New Financing") that closed on June 24, 2005. The Company raised $7,075,431 through the sale of 7,000 shares of newly designated Series F Preferred Stock for an aggregate purchase price of $7,000,000 and warrants to purchase an additional 603,448 shares of its common stock at an exercise price of $2.87 per share. The warrants have an expiration date of June 24, 2008. The aggregate purchase price for the warrants was $75,431, or $0.125 per warrant, and all of the warrants were purchased by the New Investors described below. The investors participating in the New Financing included eight private equity funds that had not previously participated in the Company's financing transactions (the "New Investors"), and two private equity funds affiliated with Soros Fund Management LLC ("Soros") that collectively own a majority of the Company's capital stock. In connection with the New Financing, the New Investors also purchased from Soros previously issued shares of the Company's Series D Preferred Stock with an aggregate liquidation preference and accrued dividends of $3,000,000. Both the Series D Preferred Stock and the Series F Preferred Stock are convertible into common stock. The number of shares to be issued upon a conversion is determined by dividing the liquidation preference of the shares of preferred stock to be converted by the conversion price. The conversion price of the Series D Preferred Stock is $0.76 and the conversion price of the Series F Preferred Stock is $2.32. As of September 30, 2005, 238.559 shares of Series D Preferred Stock (plus all accrued and unpaid dividends payable on such shares) were converted into 414,815 shares of common stock and 561.429 shares of Series F Preferred Stock (plus all accrued and unpaid dividends payable on such shares) were converted into 247,180 shares of common stock, leaving 6,897.989 and 6,438.571 shares of Series D Preferred Stock and Series F Preferred Stock, respectively, issued and outstanding.

The majority of the proceeds of the New Financing are being used for marketing, with the remainder to be used for general corporate purposes.

NOTE 4 - NOTES PAYABLE TO RELATED PARTY SHAREHOLDERS

In February 2005, the Company extended the maturity dates on the Convertible Promissory Notes issued in July and October 2003 (the "Notes") to affiliates of Soros that collectively own a majority of the Company's capital stock. The maturity dates of the Notes were each extended for one year, from May 1, 2005 to May 1, 2006.

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited
                               SEPTEMBER 30, 2005

NOTE 5 - CREDIT FACILITY

In July 2005, the Company entered into a new three year revolving credit facility (the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). The Credit Facility refinanced the Company's previous credit facility (the "Rosenthal Facility") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000 ($6,650,000 after giving effect to a required $850,000 availability reserve), but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of September 30, 2005, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was approximately $6,400,000, of which $2,700,000 was committed, leaving approximately $3,700,000 available for further borrowings. As a result of the refinancing of the Rosenthal Facility, the Company also regained access to approximately $1,250,000 of cash that had previously been restricted because it was being held as cash collateral by Rosenthal under the terms of the Rosenthal Facility.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty
(30) days such letter of credit, or a portion thereof, remains open. For the three months ended September 30, 2005, the Company incurred approximately $20,000 in connection with these fees.

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

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited
                               SEPTEMBER 30, 2005

                          SEPTEMBER 30,                             SEPTEMBER 30,
SECURITY                      2005            EXERCISE PRICES           2004            EXERCISE PRICES
---------------------   ----------------     ----------------     ----------------     ----------------
Options                        9,054,230     $ 0.69 - $ 16.47           10,071,023     $ 0.69 - $ 16.60
Warrants                       1,933,393     $ 0.78 - $  3.96            1,704,945     $ 0.78 - $  9.08
Preferred Stock               45,678,675(1)                             43,323,430(1)
Convertible Notes(2)                  --                                        --

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

NOTE 7 - STOCK BASED COMPENSATION

At September 30, 2005, the Company has three stock-based employee compensation plans. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. For the quarter ended September 30, 2005, compensation expense of $8,000 was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement. In addition, during the quarter ended September 30, 2004, $121,000 in compensation expense was recorded: $113,000 in connection with certain options issued to the Company's former Chief Executive Officer pursuant to his separation agreement; and $8,000 was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement. Except for these options, no additional compensation expense has been recorded for the three months ended September 30, 2005 and September 30, 2004 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

                                              FOR THE NINE MONTHS ENDED         FOR THE THREE MONTHS ENDED
                                           -------------------------------   -------------------------------
                                            SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,    SEPTEMBER 30,
                                                2005             2004             2005             2004
                                           --------------   --------------   --------------   --------------
Net loss, as reported                      $   (3,765,000)  $   (3,798,000)  $   (1,703,000)  $   (1,960,000)

Deduct: total stock based compensation
 expense determined under fair value
 based methods for all awards                  (2,148,000)      (2,328,000)        (734,000)      (1,094,000)

Add: Stock-based employee compensation
 expense included in net loss                      35,000          123,000            8,000          121,000

Adjusted for Preferred stock dividends         (3,671,000)      (3,176,000)      (1,387,000)      (1,090,000)

Pro forma net loss available to common
 shareholders                                  (9,549,000)      (9,179,000)      (3,816,000)      (4,023,000)

Loss per share
  Basic and diluted, as reported           $        (0.48)  $        (0.48)  $        (0.20)  $        (0.21)
  Basic and diluted, pro forma             $        (0.62)  $        (0.63)  $        (0.24)  $        (0.27)

                                  BLUEFLY, INC.
        NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS - Unaudited
                               SEPTEMBER 30, 2005

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past four years our sales have grown at a compounded annual growth rate of more than 25%, while our gross margin percentage has increased from 20% in 2000 to 37% in 2004.

The recent increase in our margin and sales is the direct result of a new merchandise strategy that we began to implement in spring 2004. As part of that strategy we are bringing current season merchandise and the latest fashion trends to our customer for great value. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy, we believe that we will be able to maintain margins well above our levels from 2003 and earlier.

Based on our improved merchandise strategy and recent customer research, we believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we raised $7 million of equity financing in June and approximately $3.0 million of the proceeds is being used to launch a national advertising campaign. This campaign launched in September 2005. In addition, we secured a new $7.5 million credit facility with Wells Fargo Retail Finance, LLC ("Wells Fargo") in July of this year. This facility is primarily being used to help us obtain the proper merchandising mix to support the anticipated growth in demand from our national advertising campaign.

Our net sales increased approximately 39% to $12,045,000 for the third quarter ended September 30, 2005 from $8,675,000 for the third quarter ended September 30, 2004. Our gross margin increased to approximately 38% in the third quarter of 2005 from over 34% in the third quarter of 2004. Our gross profit increased by approximately 54% to $4,575,000 in third quarter of 2005, from $2,966,000 in the third quarter of 2004. This growth in gross profit was driven by the increase in net sales, and by the increase in gross margins. Our operating loss decreased by approximately 17%, to $1,521,000 in the third quarter of 2005, from $1,829,000 in the third quarter of 2004.

We increased our spending in marketing (excluding staff related costs) by 565% to $1,442,000 in the third quarter of 2005, from $217,000 in the third quarter of 2004. While some of the growth in sales was a result of our marketing initiatives, a large portion of the increased marketing expense was a result of the costs associated with our national advertising campaign, which was not launched in September 2005. Because the advertising campaign did not launch until the end of the quarter, we believe that its impact on our sales cannot yet fully be gauged. In general, we intend to market our business more aggressively than we have in previous years. This more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, however, we believe that it is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Our reserve for returns and credit card chargebacks increased to 39.4% of gross sales in the third quarter of 2005 compared to 37.2% in 2004. The increase was primarily caused by a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

A portion of our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs. We have recently increased the amount of inventory purchased on a pack and hold basis in order to take advantage of opportunities in the market.

At September 30, 2005, we had an accumulated deficit of $99,892,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101 "Revenue Recognition in the Financial Statements" as amended. Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes. Revenue is recognized when all the following criteria are met:

        o   A customer executes an order.

        o The product price and the shipping and handling fee have been determined.

        o Credit card authorization has occurred and collection is reasonably assured.

        o   The product has been shipped and received by the customer.

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth our statement of operations data, for the nine months ended September 30th. All data is in thousands except as indicated below:

                                                               2005                      2004                      2003
                                                     -----------------------   -----------------------   -----------------------
                                                                   As a % of                 As a % of                 As a % of
                                                                   Net Sales                 Net Sales                 Net Sales
Net sales                                                37,576        100.0%  $   29,284        100.0%  $   23,935        100.0%
Cost of sales                                            23,465         62.4%      18,729         64.0%      18,015         75.3%
                                                     ----------                ----------                ----------
    Gross profit                                         14,111         37.6%      10,555         36.0%       5,920         24.7%

Selling, marketing and fulfillment expenses              12,671         33.7%       9,718         33.2%       8,277         34.6%
General and administrative expenses                       4,716         12.6%       4,882         16.7%       3,861         16.1%
                                                     ----------                ----------                ----------
    Total operating expenses                             17,387         46.3%      14,600         49.9%      12,138         50.7%

Operating loss                                           (3,276)        (8.7)%     (4,045)       (13.9)%     (6,218)       (26.0)%
Interest (expense) and other income                        (489)        (1.3)%        247          0.9%        (262)        (1.1)%
                                                     ----------                ----------                ----------

    Net loss                                             (3,765)       (10.0)%     (3,798)       (13.0)%     (6,480)       (27.1)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

                                                        2005         2004         2003
                                                     ----------   ----------   ----------
Average Order Size (including shipping & handling)   $   214.07   $   185.83   $   168.03
New Customers Added during the Period*                   95,088       84,605       79,134

* -- Based on unique email addresses.

Net sales: Gross sales (which includes sales of product and shipping revenue) for the nine months ended September 30, 2005 increased by over 29% to $61,092,000, from $47,188,000 for the nine months ended September 30, 2004. For the nine months ended September 30, 2005, we recorded a provision for returns and credit card chargebacks and other discounts of $23,516,000, or approximately 38.5% of gross sales. For the nine months ended September 30, 2004, the provision for returns and credit card chargebacks and other discounts was $17,904,000, or approximately 38.0% of gross sales.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the nine months ended September 30, 2005 were $37,576,000. This represents an increase of approximately 28% compared to the nine months ended September 30, 2004, in which net sales totaled $29,284,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 12% compared to the first nine months of 2004) and an increase in average order size (approximately 15% higher compared to the first nine months of 2004). For the nine months ended September 30, 2005, revenue from shipping and handling (which is included in net sales) increased by approximately 14% to $2,645,000 from $2,320,000 for the nine months ended September 30, 2004. Revenue from shipping and handling increased at a lower rate than overall revenue, due to the increase in our average order size.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 2005 totaled $23,465,000, resulting in gross margin of approximately 37.6%. Cost of sales for the nine months ended September 30, 2004 totaled $18,729,000, resulting in gross margin of 36.0%. The increase in gross margin percentage was primarily the result of our merchandise strategy and the timing of our promotions. Gross profit increased by nearly 34%, to $14,111,000 for the nine months ended September 30, 2005 compared to $10,555,000 for the nine months ended September 30, 2004.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 30% for the first nine months of 2005 compared to the first nine months of 2004. Selling, marketing and fulfillment expenses were comprised of the following:

                                                 As a %                        As a %       Percentage
                             Nine Months Ended   of Net    Nine Months Ended   of Net       Difference
                            September 30, 2005    Sales   September 30, 2004    Sales   increase (decrease)
                            ------------------   ------   ------------------   ------   ------------------
Marketing                   $        3,538,000      9.4%  $        1,389,000      4.7%               154.7%
Operating                            4,683,000     12.5%           3,891,000     13.3%                20.4%
Technology                           2,680,000      7.1%           3,134,000     10.7%               (14.5)%
E-Commerce                           1,770,000      4.7%           1,304,000      4.5%                35.7%
                            ------------------   ------   ------------------   ------
                            $       12,671,000     33.7%  $        9,718,000     33.2%                30.4%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 33.7% for the nine months ended September 30, 2005 from 33.2% for the nine months ended September 30, 2004. The increase in selling, marketing and fulfillment expenses as a percentage of net sales resulted primarily from costs associated with our national ad campaign (which was launched in September 2005). The increase was offset partially from economies of scale in our operations and technology expenses, as some of the fixed costs involved in maintaining our Web site and processing orders are allocated over a larger number of orders. One of our goals is to achieve greater economies of scale as our business grows, although there can be no assurance that we will be successful in doing so. We plan to continue to invest in all of these areas in the near term in order to grow our business.

Marketing expenses include expenses related to our national ad campaign, online and print advertising, "sweepstakes" promotions as well as staff related costs. Marketing expenses increased by a higher percentage than revenue as a result of the costs associated with our national marketing campaign. Costs in connection with this campaign are being recorded as the magazines and commercials are being released. For the nine months ended September 30, 2005, approximately $900,000 was expensed in connection with this campaign. As a result we expect marketing expense as a percentage of revenue to increase in the short-term. We believe that this is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first nine months of 2005 by approximately 20% compared to the first nine months of 2004 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), as well as costs associated with our temporary clearance store, which closed in April.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the nine months ended September 30, 2005 technology expenses decreased by approximately 15% compared to the nine months ended September 30, 2004. This decrease resulted from a decrease in headcount and salary related expenses, a decrease in depreciation expense, a decrease in web hosting expense and was offset by an increase in the costs associated with software support. Depreciation expense for the nine months ended September 30, 2005 was lower than depreciation for the nine months ended September 30, 2004 due to the fact that some equipment was fully depreciated.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the nine months ended September 30, 2005, this amount increased by approximately 36% as compared to the nine months ended September 30, 2004, primarily due to an increase in salary related expenses as well as an increase in expenses associated with third party software and analytics and photo shoots.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the nine months ended September 30, 2005 decreased slightly by approximately 3% to $4,716,000 as compared to $4,882,000 for the nine months ended September 30, 2004. The decrease in general and administrative expenses was the result of decreased salary and benefit expenses, offset by an increase in public company expenses, and increases in consulting and accounting fees.

As a percentage of net sales, general and administrative expenses for the first nine months of 2005 decreased to approximately 12.6% from 16.7%.

Loss from operations: Operating loss decreased by 19% for the nine months ended September 30, 2005 to $3,276,000 from $4,045,000 in the nine months ended September 30, 2004 as a result of the increase in gross margin and revenue.

Interest and other income: Other income for the nine months ended September 30, 2005 decreased to $134,000 from $815,000 for the nine months ended September 30, 2004. Other income for the nine months ended September 30, 2005 consisted of interest income earned on our cash balance. Other income for the nine month period ended September 30, 2004 consisted of: (i) $564,000, which was recognized to adjust a liability associated with warrants issued by us to their fair value as of June 17, 2004 (at which time the warrants were re-classified as equity),
(ii) $169,000 was realized in connection with the judgment we received in the Breider Moore litigation; and (iii) $82,000 of interest income on our cash balance.

Interest and other expense: Interest expense for the nine months ended September 30, 2005 increased to $623,000 from $568,000, and related primarily to fees paid in connection with the Credit Facility and interest expense on the Convertible Notes.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2004

The following table sets forth our statement of operations data, for the three months ended September 30th. All data is in thousands, except as indicated below:

                                                               2005                      2004                      2003
                                                     -----------------------   -----------------------   -----------------------
                                                                   As a % of                 As a % of                 As a % of
                                                                   Net Sales                 Net Sales                 Net Sales
Net sales                                            $   12,045        100.0%  $    8,675        100.0%  $    8,210        100.0%
Cost of sales                                             7,470         62.0%       5,709         65.8%       6,462         78.7%
                                                     ----------                ----------                ----------
    Gross profit                                          4,575         38.0%       2,966         34.2%       1,748         21.3%

Selling, marketing and fulfillment expenses               4,568         37.9%       3,059         35.2%       2,883         35.1%
General and administrative expenses                       1,528         12.7%       1,736         20.1%       1,252         15.3%
                                                     ----------                ----------                ----------
    Total operating expenses                              6,096         50.6%       4,795         55.3%       4,135         50.4%

Operating loss                                           (1,521)       (12.6)%     (1,829)       (21.1)%     (2,387)       (29.1)%
Interest (expense) and other income, net                   (182)        (1.5)%       (131)        (1.4)%       (130)        (1.5)%
                                                     ----------                ----------                ----------

    Net loss                                             (1,703)       (14.1)%     (1,960)       (22.5)%     (2,517)       (30.6)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

                                                        2005         2004         2003
                                                     ----------   ----------   ----------
Average Order Size (including shipping & handling)   $   228.72   $   179.48   $   161.87
New Customers Added during the Period*                   28,762       25,792       29,522

* -- Based on unique email addresses.

Net sales: Gross sales for the three months ended September 30, 2005 increased by nearly 44% to $19,878,000, from $13,819,000 for the three months ended September 30, 2004. For the three months ended September 30, 2005, we recorded a provision for returns and credit card chargebacks and other discounts of $7,832,000, or approximately 39.4% of gross sales. For the three months ended September 30, 2004, the provision for returns and credit card chargebacks and other discounts was $5,144,000, or approximately 37.2% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended September 30, 2005 were $12,045,000. This represents an increase of approximately 39% compared to the three months ended September 30, 2004, in which net sales totaled $8,675,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 12% higher compared to second quarter 2004) and an increase in average order size (approximately 27% higher compared to the second quarter 2004). For the three months ended September 30, 2005, revenue from shipping and handling (which is included in net sales) increased by approximately 16% to $821,000 from $709,000 for the quarter ended September 30, 2004. Revenue from shipping and handling increased at a lower rate than overall revenue, due to the increase in our average order size.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended September 30, 2005 totaled $7,470,000, resulting in gross margin of approximately 38.0%. Cost of sales for the three months ended September 30, 2004 totaled $5,709,000, resulting in gross margin of 34.2%. The increase in gross margin percentage was the result of the timing of our promotions as well as a shift in our merchandising mix towards more current in season merchandise. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy, we believe that we will be able to maintain margins well above our levels from 2003 and earlier. Gross profit increased by over 54%, to $4,575,000 for the three months ended September 30, 2005 compared to $2,966,000 for the three months ended September 30, 2004.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by over 49% in the second quarter of 2005 compared to the second quarter of 2004. Selling, marketing and fulfillment expenses were comprised of the following:

                                                 As a %                        As a %       Percentage
                            Three Months Ended   of Net   Three Months Ended   of Net       Difference
                            September 30, 2005    Sales   September 30, 2004    Sales   increase (decrease)
                            ------------------   ------   ------------------   ------   ------------------

Marketing                   $        1,603,000     13.3%  $          365,000      4.2%               339.0%
Operating                            1,475,000     12.2%           1,069,000     12.3%                38.0%
Technology                             840,000      7.0%           1,114,000     12.8%               (24.6)%
E-Commerce                             650,000      5.4%             511,000      5.9%                27.2%
                            ------------------   ------   ------------------   ------
                            $        4,568,000     37.9%  $        3,059,000     35.2%                49.3%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 37.9%.

Marketing expenses include expenses related to our national ad campaign, paid search, online and print advertising, fees to marketing affiliates, direct mail campaigns as well as staff related costs. Marketing expenses increased by a higher percentage than revenue as a result of the costs associated with our national marketing campaign. Costs in connection with this campaign are being recorded as the magazines and commercials are being released. For the three months ended September 2005, approximately $900,000 was expensed in connection with this campaign. As a result of our more aggressive growth strategy, we expect our marketing expense as a percentage of revenue to increase in the short-term. We believe that this is a prudent investment in our business given that our improved margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the third quarter of 2005 by approximately 38% compared to the third quarter of 2004 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees). Operating expenses as a percentage of net sales remained relatively unchanged at 12%.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended September 30, 2005 technology expenses decreased by approximately 25% compared to the three months ended September 30, 2004. This decrease resulted from a decrease in salary related expenses, as well as a decrease in depreciation expense. Depreciation expense for the three months ended September 30, 2005 was lower than depreciation expense for the three months ended September 30, 2005 due to the fact that some equipment was fully depreciated and some software fully amortized.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the three months ended September 30, 2005, these expenses increased by approximately 27% as compared to the three months ended September 30, 2004, primarily due to an increase in salary related expenses, temporary help and photo shoots and consultants, as well as an increase in expenses associated with third party software and analytics.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended September 30, 2005 decreased by approximately 12% to $1,528,000 as compared to $1,736,000 for the three months ended September 30, 2004. General and administrative expenses for the third quarter 2004, included approximately $325,000 of expenses (including $113,000 of non-cash charges resulting from a stock option grant) incurred in connection with the separation agreement with our former CEO. The decrease in general and administrative expenses for the third quarter ended September 2005 compared to September 2004, was primarily the result of that charge as well as a decrease in public company expenses, recruiting expenses and legal fees, which was offset slightly by an increase in salary related expenses, depreciation and accounting fees.

As a percentage of net sales, general and administrative expenses for the third quarter of 2005 decreased to approximately 12.7% from 20.1%.

Loss from operations: Operating loss decreased by approximately 17% in the second quarter of 2005 to $1,521,000 from $1,829,000 in the third quarter of 2004 as a result of the increase in marketing spend.

Interest and other income: Other income for the three months ended September 30, 2005 increased to $65,000 from $30,000 for the three months ended September 30, 2004. In both periods this amount was related primarily to interest income.

Interest and other expense: Interest expense for the three months ended September 30, 2005 increased to $247,000 from $161,000, and related primarily to fees paid in connection with the Rosenthal Facility and interest expense on the Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2005, we had approximately $5.1 million entirely in the form of cash and cash equivalents, and working capital of approximately $11.6 million. Working capital at December 31, 2004 and September 30, 2004 were $12.8 and $7.6, respectively (both amounts exclude the approximately $1.25 million of restricted cash that we regained access to upon refinancing the Rosenthal Facility). In addition, as of September 30, 2005, we had approximately $2.7 million of borrowings committed under the Credit Facility, leaving approximately $3.7 million of availability. In June 2005 we completed a private placement (the "New Financing") pursuant to which we raised $7,075,431 through the sale of 7,000 shares of newly designated Series F Preferred Stock for an aggregate purchase price of $7,000,000 and warrants to purchase an additional 603,448 shares of our common stock at an exercise price of $2.87 per share. The purchase price for the warrants was $75,431, or $0.125 per warrant. Approximately $3,000,000 of the proceeds from the New Financing is being used to fund our national advertising campaign which launched this fall.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity. In addition, newer vendors generally do not provide us with payment terms that are as favorable as those we get from existing relationships and, in some instances, new vendors may require prepayments. During 2005, we have increased our prepayments in order to open up new relationships and gain access to inventory that was not previously available to us. As of September 30, 2005, we had approximately $436,000 of prepaid inventory on our balance sheet.

In addition, our inventory levels as of September 30, 2005 are approximately $6.5 million higher than at the same time last year. The increase in inventory generally reflects opportunistic buying of fresh inventory that has not previously been available to us as well as our ramp up in anticipation of fourth quarter sales in connection with the holiday season. However, the increased inventory level, could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term

We believe that our current funds, together with working capital, will be sufficient to enable us to meet our planned expenditures through at least March 31, 2006. If the Company does not achieve its sales plan, future operations may need to be modified, scaled back or discontinued.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo. Pursuant to the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of September 30, 2005, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was approximately $6,400,000 of which $2,700,000 was committed, leaving approximately $3,700,000 available for further borrowings.

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

Commitments and Long Term Obligations

As of September 30, 2005, we had the following commitments and long term obligations:

                                                                                                            More
                                                            Less than          1-3            3-5          than 5
                                                Total         1 year          years          years          years
                                            ------------   ------------   ------------   ------------   ------------
Marketing and Advertising                   $  1,522,000      1,522,000             --             --             --
Purchase Orders                             $  7,012,000      7,012,000             --             --             --
Operating Leases                            $  2,041,000        524,000      1,305,000        212,000             --
Capital Leases                              $     81,000         41,000         40,000             --             --
Employment Contracts                        $  3,663,000      1,793,000      1,870,000             --             --
Notes payable to shareholders, including
 interest payable                           $  5,067,000      5,067,000             --             --             --
                                            ------------   ------------   ------------   ------------   ------------
    Grand total                             $ 19,386,000     15,959,000      3,215,000        212,000             --

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our ability to execute on and gain additional revenue from, our consumer public relations and other marketing initiatives, our history of losses and anticipated future losses; need for additional capital and potential inability to raise such capital; the success of our new merchandising strategy; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted liens on substantially all of our assets under that agreement and the related Reimbursement Agreement with Soros; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in our Preferred Stock and Convertible Notes; risks associated with Soros owning a majority of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales; and risks associated with the agreements with Soros with respect to a change of control and the liquidation preference of the Preferred Stock owned by Soros.

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

                                                  BLUEFLY, INC.

                                                  By: /s/ Melissa Payner-Gregor
                                                      --------------------------
                                                      Melissa Payner-Gregor
                                                      Chief Executive Officer


                                                  By: /s/ Patrick C. Barry
                                                      --------------------------
                                                      Patrick C. Barry
                                                      Chief Financial Officer

November 7, 2005