Form 10-K
period 2005-12-31
BLUEFLY INC
filed 2006-02-28
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT OF 1934
        For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from __________ to __________

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

                                   ----------

Securities registered under Section 12(b) of the Exchange Act:

                                                Name of Each Exchange on
             Title of Each Class                     Which Registered
   --------------------------------------      ---------------------------
   Common Stock, par value $.01 per share      The Nasdaq Stock Market LLC
                                                  Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 24, 2006, there were 21,202,009 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $16,424,000.

================================================================================

                                     PART I

ITEM 1.   DESCRIPTION OF BUSINESS

GENERAL

Bluefly, Inc. is a leading online retailer of designer brands, fashion trends and superior value. During 2005, we offered over 37,000 different styles for sale in categories such as men's, women's and accessories as well as house and home accessories from over 350 brands at discounts up to 75% off retail value. We launched the Bluefly.com Web site (the "Web site") in September 1998. Since its inception, www.bluefly.com has served over 785,000 customers and shipped to over 17 countries.

Our common stock is listed on the Nasdaq Capital Market under the symbol "BFLY" and on the Boston Stock Exchange under the symbol "BFL" and we are incorporated in Delaware. Our executive offices are located at 42 West 39th Street, New York, New York 10018, and our telephone number is (212) 944-8000. Our Internet address is www.bluefly.com. We make available, free of charge, through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In this report, the terms "we," "us," "Bluefly" and the "Company" refer to Bluefly, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

RECENT DEVELOPMENTS

In February 2006, we extended the maturity dates on the Convertible Promissory Notes issued in July and October 2003 (the "Notes") to affiliates of Soros Private Equity Partners, LLC (collectively, the "Soros Funds") that collectively own a majority of our capital stock. The maturity dates of the Notes were each extended for one year, from May 1, 2006 to May 1, 2007.

BUSINESS STRATEGY

Our goal is to offer our customers the best designer brands and latest fashion trends at superior values. We offer the same types of on-trend and in-season designer merchandise as are sold in luxury department stores at discounts normally found only at outlet stores and off-price stores. We are able to acquire our products at significantly lower prices than a luxury department store (and pass these discounts on to our customers) because we purchase our inventory slightly later in the season than a typical full price retailer. For example, we purchase much of our Spring line in January for March delivery. This allows us to have our best assortment of on trend merchandise at a discount when the customer is ready to shop for a new season. Similarly, we are able to offer an upscale shopping experience not available at off-price stores or outlet malls because of our merchandise selection and the presentation and product search capabilities offered by our Web site. The frequent addition of new on-trend products to our site is also key to our marketing strategy as it gives our shoppers reason to visit the site and keeps our customer file loyal and active.

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 350 top designer brands that we offer on our Web site. Because we work with our suppliers both at the beginning and throughout the season we are able to help them manage inventory and cash flow. We also create an environment that is respectful of the brands we sell. Our buyers all have backgrounds in a full price branded retail environment. Our Web site creates a high-end retail environment that offers only the best designer brands and the most current trends. In doing so, we support our vendors' brands, rather than diluting them as traditional off-price channels do.

We do not believe that we can accomplish these goals without using the Internet as a platform. The direct marketing of products that are available in limited quantities and sizes, and that are not replenishable, requires a cost-effective medium that can display a large number of products. We believe print catalogs are not well suited to this task. The paper, printing, mailing and other production costs of a print catalog can be significant and the lead times required to print a catalog make them significantly inflexible in addressing inventory sell outs, price changes and new styles. To work around these limitations, a traditional cataloger typically requires products that are replenishable, available in a full range of sizes and in substantial quantities. Similarly, retailing on television is costly and requires substantial quantities of products that are available in all sizes in order for it to be an economical medium. In addition, the number of items that can be displayed on television is limited, and television does not allow viewers to search for products that interest them.

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

We believe that we have created a customer experience that is fundamentally better than that offered by traditional off-price retailers. Similarly, we believe that our upscale atmosphere, professional photography and premium merchandise offering create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels. Our customer research suggests that this strategy has been acceptable. For example, respondents to a recent third party study that we commissioned rated us at the level of, or higher than, luxury department stores for assortment, quality and service and rated us much higher than discounters for value.

E-COMMERCE AND THE ONLINE APPAREL MARKET

The dramatic growth of e-commerce has been widely reported and is expected to continue. According to the ComScore Networks, online sales grew in 2005 to $143.2 billion over the $117.2 billion spent in 2004. During the holiday shopping season alone, consumers spent $28.2 billion, a 22% increase over the $23.1 billion spent in the previous year, according to ComScore. We believe that a number of factors will contribute to the growth of e-commerce, including (i) shoppers' growing familiarity and comfort with shopping online, (ii) the proliferation of devices to access the Internet, and (iii) technological advances that make navigating the Internet faster and easier.

Online sales of apparel and accessories was one of the fastest growing categories in 2005. According to ComScore, apparel and accessories as a product category grew by 36% above 2004 sales of $12.2 billion, which makes it and computer software the two largest categories of merchandise sold online. According to Forrester Research ("Forrester"), the percentage of US households shopping online is expected to grow from 39% in 2005 to 48% in 2010. In addition, Forrester estimates that 11% of all apparel sales will be made online by 2010. We believe that the market for online sales of apparel is growing faster than many other retail categories as a result of a confluence of trends, including (i) the growth of the number of women online, who account for a larger share of retail apparel purchases, (ii) the expansion of online traffic from technology oriented users to users with mainstream demographic, (iii) the development of sophisticated tools to search complex product categories such as apparel and (iv) the growing adoption of high speed access of cable modems and DSL, which makes viewing large numbers of photos much faster. Of course, there can be no assurance that such expectations will prove to be correct or that they will have a positive effect on our business.

MARKETING

Our marketing efforts are focused both on acquiring new customers and retaining existing customers. Active Bluefly customers visit the site frequently and purchase from one season to the next at high levels with great predictability. A significant portion of our sales to existing customers are driven by our customer emails, which highlight new promotions and products and provide special previews to customers who have asked to be included in our email list. In addition, we believe that our sales to existing customers are driven by all aspects of our customer experience, including our Web site design, packaging, delivery and customer service.

During the past several years, we have acquired new customers primarily through online advertising, word-of-mouth, sweepstakes and our affiliate program. Although we had not allocated significant resources to branding or to more traditional advertising channels such as print during this time, our customer file continued to grow. In September 2005, we began a national advertising campaign that featured both print and television. Consumer response was positive as evidenced in our fourth quarter results. The campaign will continue for the first half of 2006.

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

During 2004, we re-focused our merchandising strategy to offer more in-season merchandise and to cover the latest trends, while continuing to offer a premium selection of brands. During 2005, we further refined this strategy. As a result of this merchandise strategy, we were able to increase our gross margins to their highest levels ever - 39.1% in 2005, from 37.5% and 29.9% in 2004 and 2003, respectively.

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

We focus on customer satisfaction throughout our organization. In December 2005, during our peak weeks of the holiday season, the vast majority of our orders were shipped within one business day from receipt of the customer's order.

CUSTOMER SERVICE

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts. Our customer service effort starts with our Web site, which is designed to provide an intuitive shopping experience. An easy to use help center is available on the Web site and is designed to answer many of our customers' most frequently asked questions. For customers who prefer e-mail or telephone assistance, customer service representatives are available seven days a week to provide assistance. We utilize customer representatives from a third party call center that has a team dedicated to our business. We also maintain a team of premiere representatives in our New York office, who provide special services and assist in the training and management of the other representatives. To ensure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 90 days of the sale for a full refund. We were recently rated by the e-tailing group, inc. as one of the top 10 merchants that excelled at online customer service.

TECHNOLOGY

We have implemented a broad array of state-of-the-art technologies that facilitate Web site management, complex database search functionality, customer interaction and personalization, transaction processing, fulfillment and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology ("SSL") such that all data is transmitted via a 128-bit encrypted session. The computer and communications equipment on which our Web site is hosted are currently located at a third party co-location facility in New York.

COMPETITION

Electronic commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a relatively new, dynamic, high-growth market. Our competition for online customers comes from a variety of sources, including existing land-based retailers that are using the Internet to expand their channels of distribution, established Internet companies and less established companies. In addition, our competition for customers comes from traditional direct marketers designer brands that may attempt to sell their products directly to consumers through the Internet and land-based off-price retail stores, which may or may not use the Internet in the future to grow their customer base. Many of these competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, we expect additional competitors to emerge in the future.

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

EMPLOYEES

As of February 17, 2006, we had 83 full-time employees and 2 part-time employees, as compared to 73 full-time and 4 part-time employees as of February 17, 2005. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

We Have A History Of Losses And Expect That Losses Will Continue In The Future. As of December 31, 2005, we had an accumulated deficit of $99,947,000. We incurred net losses of $3,820,000, $3,791,000 and $6,369,000 for the years ended December 31, 2005, 2004 and 2003, respectively. We have incurred substantial costs to develop our Web site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore may continue to incur substantial operating losses for the next year. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Certain Events Could Result In Significant Dilution Of Your Ownership Of Our Common Stock. Stockholders could be subject to significant dilution to the extent that we raise additional equity financing, as a result of both the issuance of additional equity securities, the potential conversion of the Notes, as described below, and the anti-dilution provisions of our Series B, C, D, E and F Preferred Stock described below, which provide for the issuance of additional securities to the holders thereof, under certain circumstances, to the extent that the Preferred Stock is converted at any time after a sale of Common Stock at less than $2.32 (in the case of the Series F preferred stock) or $0.76 per share (in the case of the Series B, C, D and E preferred stock).

Moreover, as of February 17, 2006, there were outstanding options to purchase 8,118,684 shares of our Common Stock issued under our Stock Option Plans, warrants to purchase 606,644 shares of our Common Stock issued to the Soros Funds, and additional warrants and options to purchase 1,376,749 shares of our Common Stock. In addition, as of such date, our outstanding Preferred Stock was convertible into an aggregate of 43,367,707 shares of our Common Stock (plus any shares of our Common Stock issued upon conversion in payment of any accrued and unpaid dividends). The exercise of our outstanding options and warrants and/or the conversion of our outstanding Preferred Stock would dilute the then existing stockholders' percentage ownership of our Common Stock, and any sales in the public market of our Common Stock underlying such securities, could adversely affect prevailing market price of our Common Stock. In the event that all of the securities described above were converted to Common Stock, the holders of the Common Stock immediately prior to such conversion would own approximately 28% of the outstanding Common Stock immediately after such conversion, excluding the effect of accrued dividends on Preferred Stock. Accrued dividends aggregated $18.6 million at December 31, 2005.

The Soros Funds also own the Notes, which bear interest at the rate of 12% per annum and are convertible, at Soros Funds' option, into our equity securities sold in any subsequent round of financing at a price that is equal to the lowest price per share accepted by any investor (including the Soros Funds or any of their affiliates) in such subsequent round of financing.

We Need to Authorize Additional Shares of Common Stock. We have 92,000,000 shares of Common Stock authorized. As of December 31, 2005, we have 18,502,794 shares available for future issuance, after giving effect to the shares reserved for shares issuable upon exercise of convertible securities, but without giving effect to shares issuable in satisfaction of outstanding dividends on the Preferred Stock, which the company has the right to pay in cash or in shares of Common Stock. We intend to submit for approval by the holders of the Common Stock an increase in the number of authorized shares of Common Stock at our next annual meeting, which is scheduled for May 2006. The inability to obtain such approval could constrain our future growth.

Anti-Dilution Provisions Relating To Our Preferred Stock Could Result In Further Dilution To Your Ownership Of Our Common Stock. As described above, our Series B, C, D and E Preferred Stock contain anti-dilution provisions pursuant to which, subject to certain exceptions, in the event that we issue or sell our Common Stock or new securities convertible into our Common Stock in the future for less than $0.76 per share, the conversion price of that preferred stock would be decreased to the price at which such Common Stock or other new securities are sold. In addition, our Series F Preferred Stock contains anti-dilution provisions pursuant to which, subject to certain exceptions, in the event that we issue or sell our Common Stock or new securities convertible into our Common Stock in the future for less than $2.32 per share, but for $1.50 or more per share, the conversion price of the Series F Preferred Stock would be decreased on a weighted average basis, taking into account the number of new shares issued and the price at which such shares are issued. In the event that we issue or sell our Common Stock or new securities convertible into our Common Stock in the future for less than $1.50 per share, the conversion price of the Series F Preferred Stock would be decreased to the price at which such Common Stock or other new securities are sold. The anti-dilution provisions of the Series F Preferred Stock are subject to the approval of our stockholders. We expect that approval to be obtained at our next shareholder meeting, as the Soros Funds have agreed to vote all of their shares of our stock (which represent a majority of the votes) in favor of such approval.

The Soros Funds Own A Majority Of Our Stock And Therefore Effectively Control Our Management And Policies. As of February 17, 2006, through their holdings of our common stock, as well as our preferred stock, and warrants convertible into our common stock, the Soros Funds beneficially owned, in the aggregate, approximately 76% of our common stock. The holders of our preferred stock vote on an "as converted" basis with the holders of our common stock. By virtue of their ownership of our Series A and B Preferred Stock, the Soros Funds have the right to appoint two designees to our Board of Directors, each of whom has seven votes on any matter voted upon by our Board of Directors. Collectively, these two designees have 14 out of 19 possible votes on each matter voted upon by our Board of Directors. In addition, we are required to obtain the approval of holders of our Series A, B, C, D and E preferred stock prior to taking certain actions, and the Soros Funds own a majority of the outstanding shares of each of these classes of stock. The holders of our Series A, B, C, D and E Preferred

Stock have certain pre-emptive rights to participate in future equity financings and, along with the holders of the Series F Preferred Stock, have certain anti-dilution rights described above that could result in the issuance of additional securities to such holders. In view of their large percentage of ownership and rights as the holders of our Preferred Stock, the Soros Funds effectively control our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger. In addition, the Soros Funds have demand registration rights with respect to the shares of our common stock that they beneficially own. Any decision by the Soros Funds to exercise such registration rights and to sell a significant amount of our shares in the public market could have an adverse effect on the price of our common stock. See "Risk Factors - Certain Events Could Result In Significant Dilution of Your Ownership Of Common Stock."

Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility. Under the terms of our loan facility, our lender has a first priority lien on substantially all of our assets, including our cash balances. In connection with the loan facility, we entered into a reimbursement agreement with one of the Soros Funds, pursuant to which it posted a $2.0 million letter of credit as additional collateral under the loan facility, and we agreed to reimburse it for any amounts it paid to our lender pursuant to such guarantee. We granted the Soros Fund a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. If we default under the loan facility, our lender and/or the Soros Fund would be entitled, among other things, to foreclose on our assets in order to satisfy our obligations under the loan facility.

Our Ability To Maintain Our Minimum Availability Requirement and Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan. We are required to pay interest under our loan facility on a monthly basis and maintain minimum availability of $850,000. Assuming we meet our business plan, we will be able to pay our interest and meet our minimum availability requirement. To a certain extent, however, our ability to meet our business plan, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and therefore we cannot assure you that based on our business plan we will generate sufficient cash flow from operations to enable us to pay our indebtedness under the loan facility and maintain our minimum availability requirement throughout the term of the agreement. If we fall short of our business plan and are unable to raise additional capital, we could default under our loan facility. In the event of a default under the loan facility, our lender would be entitled, among other things, to foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the loan facility. See "Risk Factors - Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility."

We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds. We may seek to raise additional capital in order to further expand our customer acquisition efforts. Moreover, in the event that the marketing effort is not successful it may be necessary for us to raise additional capital in order to fund planned expenditures. The environment for raising investment capital has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. In the event that we are unable to obtain additional financing, if needed, we could be forced to decrease expenses that we believe are necessary for us to realize on our long-term prospects for growth and profitability and/or liquidate inventory in order to generate cash. Moreover, any additional equity financing that we may raise could result in significant dilution to the existing holders of common stock. See "Risk Factors - Certain Events Could Result In Significant Dilution Of Your Ownership Of Common Stock."

If We Are Not Accurate In Forecasting Our Revenues, We May Be Unable To Adjust Our Operating Plans In A Timely Manner. Because our business has not yet reached a mature stage, it is difficult for us to forecast our revenues accurately. We base our current and future expense levels and operating plans on expected revenues, but in the short-term a significant portion of our expenses are fixed. Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of our common stock could decline significantly. In addition any such unexpected revenue shortfall could significantly affect our short-term cash flow and our net worth, which could require us to seek additional financing and/or cause a default under our loan facility. See "Risk Factors - We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds" and "Risk Factors - Our Ability To Comply With Our Financial Covenants And Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan."

Our National Advertising Campaign and Other Marketing Initiatives May Not Be Successful. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, and other Web sites and e-commerce businesses to provide other links that direct customers to our Web site. In addition, during 2005 we launched our first national television and advertising campaign. Such campaigns are expensive and may not result in the cost effective acquisition of customers. We are relying on the campaign as a significant source of traffic to our Web site and new customers. If these campaigns and initiatives are not successful, our results of operations will be adversely affected.

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

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. Furthermore, Internet usage slows down in the summer months. We and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales. Economic downturns, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our revenue, cash flow and results of operations. Alternatively, any improvement, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues. See "Risk Factors - We Do Not Have Long Term Contracts With The Majority Of Our Vendors And Therefore The Availability of Merchandise Is At Risk."

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

If Our Co-Location Facility, Third Party Distribution Center Or Third Party Call Center Fails, Our Business Could Be Interrupted For A Significant Period Of Time. Our ability to receive and fulfill orders successfully and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems and fulfillment center. Substantially all of our computer and communications hardware is located at a single co-location facility owned by a third party in New York City. Primarily all of our inventory is held, and our customer orders are filled, at a third party distribution center located in Virginia, and a large majority of our customer service representatives are employees of a third party call center in Ohio. These operations are vulnerable to damage or interruption from fire, flood, storms, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan. Accordingly, a failure at one of these facilities could interrupt our business for a significant period of time, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any such interruption would negatively impact our sales, results of operations and cash flows for the period in which it occurred, and could have a long-term adverse effect on our relationships with our customers and suppliers.

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

Our Growth May Place A Significant Strain On Our Management And Administrative Resources And Cause Disruptions In Our Business. Historically, our growth has placed, and any further growth is likely to continue to place, a significant strain on our management and administrative resources. To be successful, we must continue to implement information management systems and improve our operating, administrative, financial and accounting systems and controls. We will also need to train new employees and maintain close coordination among our executive, accounting, finance, marketing, merchandising, operations and technology functions. Any failure to implement such systems and training, and to maintain such coordination, could affect our ability to plan for, and react quickly to, changes in our business and, accordingly, could cause an adverse impact on our cash flow and results of operations in the periods during which such changes occur. In addition, as our workforce grows, our exposure to potential employment liability issues increases, and we will need to continue to improve our human resources functions in order to protect against such increased exposure. Moreover, our business is dependent upon our ability to expand our third-party fulfillment operations, customer service operations, technology infrastructure, and inventory levels to accommodate increases in demand, particularly during the peak holiday selling season. Our planned expansion efforts in these areas could cause disruptions in our business. Any failure to expand our third-party fulfillment operations, customer service operations, technology infrastructure or inventory levels at the pace needed to support customer demand could have a material adverse effect on our cash flow and results of operations during the period in which such failures occur and could have a long-term effect on our reputation with our customers.

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

We Are In Competition With Companies Much Larger Than Ourselves. Electronic commerce generally and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market and is rapidly changing and intensely competitive. Our competition for customers comes from a variety of sources including:

        o existing land-based, full price retailers, that are using the Internet to expand their channels of distribution;

        o   less established online companies;

        o   internet sites;

        o   traditional direct marketers; and

        o traditional off-price retail stores, which may or may not use the Internet to grow their customer base.

Competition in our industry has intensified, and we expect this trend to continue as the list of our competitors grows. Many of our competitors and potential competitors have longer operating histories, significantly greater resources, greater brand name recognition and more firmly established supply relationships. We believe that the principal competitive factors in our market include:

        o   brand recognition;

        o   merchandise selection;

        o   price;

        o   convenience;

        o   customer service;

        o   order delivery performance; and

        o   site features.

There can be no assurance that we will be able to compete successfully against competitors and future competitors, and competitive pressures faced by us could force us to increase expenses and/or decrease our prices at some point in the future.

We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk. We do not have any agreements controlling the long-term availability of merchandise or the continuation of particular pricing practices. Our contracts with suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. In addition, in order to entice new vendors to open up relationships with us, we sometimes are required to either make prepayments or agree to shortened payment terms. Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers' needs, and therefore our long-term growth prospects, would be materially adversely affected. See "Risk Factors - Brand Owners Could Establish Procedures to Limit Our Ability to Purchase Products Indirectly."

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

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store bought merchandise. We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. As a result, our reserve for returns and credit card chargebacks for fiscal 2005, 2004 and 2003 has been 37.8%, 36.6% and 37.1%, respectively. If return rates are higher than expected, our business, prospects, financial condition, cash flows and results of operations could be materially adversely affected.

Our Success Is Largely Dependent Upon Our Executive Personnel. We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. In particular, we rely upon their strategic guidance, their relationships and credibility in the vendor and financial communities and their ability to recruit key operating personnel. Our current employment agreements with our Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer run through March 2007, July 2006 and September 2008 respectively, however there can be no assurance that any of them will not terminate their employment earlier. The loss of the services of any of our executive officers could have a material adverse effect on our credibility in the vendor communities and our ability to recruit new key operating personnel.

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

We Face Uncertainties Relating To Sales And Other Taxes. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Virginia, Ohio, New Jersey and New York. However, state taxation laws and regulations may change in the future, and one or more states may seek to impose sales tax collection obligations on out-of-state companies such as our company that engage in online commerce. In addition, any new operation in states outside Virginia, Ohio, New Jersey and New York could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

Change Of Control Covenant And Liquidation Preference Of Preferred Stock. We have agreed with the Soros Funds, that for so long as any shares of their Series A, B, C, D or E Preferred Stock are outstanding, we will not take any action to approve or otherwise facilitate any merger, consolidation or change of control, unless provisions have been made for the holders of such Preferred Stock to receive from the acquirer an amount in cash equal to the respective aggregate liquidation preferences of such Preferred Stock. The aggregate liquidation preference of such Preferred Stock is equal to the greater of (i) approximately $48.3 million (plus any accrued and unpaid dividends) and (ii) the amount that the holders of shares of such Preferred Stock would receive if they were to convert such shares into Common Stock immediately prior to liquidation. While the Series F Preferred Stock does not have a change of control covenant, it has an aggregate liquidation preference of $5,300,000 Accordingly, the aggregate liquidation preference of all outstanding Preferred Stock, including accrued and unpaid preferred dividends at December 31, 2005 of $18.6 million, is $72.2 million.

The Holders Of Our Common Stock May Be Adversely Affected By The Rights Of Holders Of Preferred Stock That May Be Issued In The Future. Our certificate of incorporation and by-laws, as amended, contain certain provisions that may delay, defer or prevent a takeover. Our Board of Directors has the authority to issue up to 15,479,250 additional shares of Preferred Stock, and to determine the price, rights, preferences and restrictions, including voting rights, of those shares, without any further vote or action by the stockholders. Accordingly, our Board of Directors is empowered, without approval of the holders of Common Stock, to issue preferred stock, for any reason and at any time, with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and other characteristics as it may deem necessary or appropriate. The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

We Rely On The Effectiveness Of Our Internal Controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered accounting firm may be required in the future to audit the design and operating effectiveness of our internal controls and attest to management's assessment of the design and the effectiveness of our internal controls. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because management's assessment of internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our common stock.

Forward-Looking Statements and Associated Risks. This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words "believe," "anticipate," "expect," "estimate," "project," "will be," "will continue," "will likely result," or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements ("Cautionary Statements"). The risks and uncertainties include, but are not limited to those matters addressed herein under "Risk Factors." All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.   PROPERTIES

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The lease expires in 2010. Our total lease expense for the current office space during 2005 was approximately $450,000.

ITEM 3.   LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders of the Company during the fourth quarter of 2005.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on The Nasdaq Capital Market and the Boston Stock Exchange. The following table sets forth the high and low bid prices for the Common Stock for the periods indicated, as reported by the Nasdaq Capital Market:

                         FISCAL 2005       HIGH     LOW
                         --------------   ------   ------
                         First Quarter    $ 2.34   $ 1.22
                         Second Quarter   $ 2.24   $ 1.20
                         Third Quarter    $ 1.88   $ 1.40
                         Fourth Quarter   $ 1.87   $ 0.97

                         FISCAL 2004       HIGH     LOW
                         --------------   ------   ------
                         First Quarter    $ 4.93   $ 3.07
                         Second Quarter   $ 3.44   $ 1.92
                         Third Quarter    $ 2.30   $ 1.40
                         Fourth Quarter   $ 3.56   $ 1.75

HOLDERS

As of February 17, 2006, there were approximately 107 holders of record of the Common Stock. We believe that there were more than 5,000 beneficial holders of the Common Stock as of such date.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. In addition, the terms of our credit facility contain restrictions on our ability to declare or pay dividends. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2002 and 2001 and at December 31, 2003, 2002 and 2001 are derived from our audited financial statements not included in this report. All data is in thousands, except share data:

                                                                           YEAR ENDED DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                     2005            2004            2003            2002            2001
                                                -------------   -------------   -------------   -------------   -------------
Statement of Operations Data:

Net sales                                       $      58,811   $      43,799   $      37,928   $      30,606   $      22,950
Cost of sales                                          35,816          27,393          26,603          20,571          15,954
                                                -------------   -------------   -------------   -------------   -------------
  Gross profit                                         22,995          16,406          11,325          10,035           6,996

Selling, marketing and fulfillment expenses            19,841          13,903          12,061          11,547          13,765
General and administrative expenses                     6,299           6,408           5,207           4,686           5,098
                                                -------------   -------------   -------------   -------------   -------------
  Total operating expenses                             26,140          20,311          17,268          16,233          18,863

Operating loss                                         (3,145)         (3,905)         (5,943)         (6,198)        (11,867)
Interest (expense)/other income                          (675)            114            (426)           (281)        (13,139)
                                                -------------   -------------   -------------   -------------   -------------
  Net loss                                             (3,820)         (3,791)         (6,369)         (6,479)        (25,006)
Basic and diluted loss per share:               $       (0.54)  $       (0.55)  $       (0.88)  $       (2.44)  $       (3.41)

Basic and diluted weighted average number of
 common shares outstanding available to
 common stockholders                               16,153,020      14,586,752      11,171,018       9,927,027       8,185,065

Balance Sheet Data:

                                                                               AS OF DECEMBER 31,
                                                -----------------------------------------------------------------------------
                                                     2005            2004            2003            2002            2001
                                                -------------   -------------   -------------   -------------   -------------
Cash and cash equivalents                               9,408   $       7,938(1)$       7,721   $       1,749   $       5,419
Inventories, net                                       16,893          12,958          11,340          10,868           6,388
Other current assets                                    3,536           2,559           1,863           1,159           1,417
Total assets                                           33,045          25,541          22,998          16,595          14,572
Current liabilities                                    11,936           9,413           8,459           7,072           5,988
Long term liabilities                                   5,244           4,739           4,260           2,439             182
Shareholders' equity (deficit)                         15,865          11,389          10,279           7,084           8,402

(1) Includes restricted cash of $1,253

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

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past four years our sales have grown at a compounded annual growth rate of more than 26%, while our gross margin percentage has increased from 30.5% in 2001 to 39.1% in 2005.

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

Based on our improved merchandise strategy and recent customer research, we believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we raised $7 million of equity financing in June and used approximately $3.2 million of the proceeds to launch a national advertising campaign, and expect to continue to use the proceeds to fund the advertising campaign for the first half of 2006. This campaign launched in September 2005. In addition, we secured a new $7.5 million credit facility with Wells Fargo Retail Finance, LLC ("Wells Fargo") in July 2005. This facility is primarily being used to help us obtain the proper merchandising mix to support the anticipated growth in demand from our national advertising campaign.

Our net sales increased over 34% to $58,811,000 for the year ended December 31, 2005 from $43,799,000 for the year ended December 31, 2004. Our gross margin increased to 39.1% in 2005 from 37.5% in 2004, 29.9% in 2003 and 32.8% in 2002.
Our gross profit increased by more than 40% to $22,995,000 for the year ended December 31, 2005 from $16,406,000 for the year ended December 31, 2004. This growth in gross profit was driven by the increase in net sales, and by the increase in gross margins. Our operating loss decreased by over 19%, to $3,145,000 in 2005, from $3,905,000 in 2004.

We increased our spending in marketing (excluding staff related costs) by 331% to $6,250,000 for the full year 2005, from $1,451,000 for the full year 2004. A large portion of the increased marketing expense was a result of the costs associated with our national advertising campaign, which was launched in September 2005. For the first three quarters of 2005, our net sales increased by approximately 21%, 27% and 39%, respectively, as compared to the same periods in 2004. For the fourth quarter of 2005, our net sales increased by approximately 46% to $21,235,000 from $14,515,000 in the fourth quarter of 2004. For the fourth quarter of 2005, we had operating income of $131,000 as compared to operating income of $140,000 in the fourth quarter of 2004. In general, we intend to market our business more aggressively than we have in previous years. This more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term; however, we believe that it is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead and marketing on a customer's first order.

Our reserve for returns and credit card chargebacks increased to 37.8% of gross sales for the year ended December 31, 2005 compared to 36.6% in 2004. The increase was primarily caused by a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

A portion of our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs. In recent years we have increased the amount of inventory purchased on a pack and hold basis in order to take advantage of opportunities in the market.

At December 31, 2005, we had an accumulated deficit of $99,947,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition". Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes. Revenue is recognized when all the following criteria are met:

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

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data for the years ended December 31st. All data is in thousands except as indicated below:

                                                               2005                      2004                      2003
                                                     -----------------------   -----------------------   -----------------------
                                                                   As a % of                As a % of                  As a % of
                                                                   Net Sales                Net Sales                  Net Sales

Net sales                                            $   58,811        100.0%  $   43,799       100.0%   $   37,928        100.0%
Cost of sales                                            35,816         60.9%      27,393         62.5%      26,603         70.1%
                                                     ----------                ----------                ----------
  Gross profit                                           22,995         39.1%      16,406         37.5%      11,325         29.9%

Selling, marketing and fulfillment expenses              19,841         33.7%      13,903         31.8%      12,061         31.8%
General and administrative expenses                       6,299         10.7%       6,408         14.6%       5,207         13.8%
                                                     ----------                ----------                ----------
  Total operating expenses                               26,140         44.4%      20,311         46.4%      17,268         45.6%

Operating loss                                           (3,145)        (5.3)%     (3,905)        (8.9)%     (5,943)       (15.7)%
Interest (expense) other income                            (675)        (1.2)%        114          0.3%        (426)        (1.1)%
                                                     ----------                ----------                ----------
  Net loss                                           $   (3,820)        (6.5)% $   (3,791)        (8.6)% $   (6,369)       (16.8)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

                                                         2005           2004           2003
                                                     ------------   ------------   ------------
Average Order Size (including shipping & handling)   $     220.17   $     188.51   $     174.99
New Customers Added during the Year*                      148,975        127,177        124,248

* Based on unique email addresses

FOR THE YEAR ENDED DECEMBER 31, 2005 COMPARED TO THE YEAR ENDED
DECEMBER 31, 2004

Net sales: Gross sales for the year ended December 31, 2005 increased by approximately 37% to $94,586,000 from $69,032,000 for the year ended December 31, 2004. The provision for returns and credit card chargebacks and other credits was approximately 38% for 2005 and 37% for 2004, resulting in a provision of $35,775,000 for the year ended December 31, 2005 and $25,233,000 for the year ended December 31, 2004.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2005 were $58,811,000. This represents an increase of over 34% compared to the year ended December 31, 2004, in which net sales totaled $43,799,000. The growth in net sales was largely driven by the increase in gross average order size (approximately 17% higher than the full year 2004) and an increase in the number of new customers acquired

(approximately 17% higher than the full year 2004). Shipping and handling revenue (which is included in net sales) increased by 16% to $3,874,000 for the year ended December 31, 2005, from $3,353,000 for the year ended December 31, 2004. Revenue from shipping and handling increased at a lower rate than overall revenue, due to the increase in our average order size.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2005 totaled $35,816,000, resulting in gross margin of approximately 39.1%. Cost of sales for the year ended December 31, 2004 totaled $27,393,000, resulting in gross margin of 37.5%. The increase in gross margin was driven by our focus on negotiating better prices with vendors as well as our strategy of selling more in-season product, which has more value to our customer and therefore demands higher margins, and the timing of our promotions. As our inventory composition was heavily weighted with newer higher margin product there was less lower margin inventory to negatively effect the margins in the current year.

Gross Profit: As a result of the increases in net sales and gross margin, gross profit increased by over 40%, to $22,995,000 for the year ended December 31, 2005, from $16,406,000 for the year ended December 31, 2004.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 42% for the year 2005 compared to the year ended 2004. The selling, marketing and fulfillment expenses were comprised of the following:

                 Year Ended           Year Ended       Percentage Difference
              December 31, 2005    December 31, 2004    Increase (Decrease)
             ------------------   ------------------   ---------------------
Marketing    $        6,961,000   $        2,120,000                   228.3%
Operating             6,925,000            5,848,000                    18.4%
Technology            3,567,000            4,086,000                   (12.7)%
E-Commerce            2,388,000            1,849,000                    29.1%
             ------------------   ------------------
             $       19,841,000   $       13,903,000                    42.7%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 33.7% for the year ended December 31, 2005 from 31.7% for the year ended December 31, 2004. The increase in selling, marketing and fulfillment expenses as a percentage of net sales resulted primarily from costs associated with our national advertising campaign (which was launched in September 2005). The increase was offset partially from economies of scale in our operations and technology expenses, as some of the fixed costs involved in maintaining our Web site and processing orders were allocated over a larger number of orders. One of our goals is to achieve greater economies of scale as our business grows, although there can be no assurance that we will be successful in doing so. We plan to continue to invest in all of these areas in the near term in order to grow our business.

Marketing expenses include expenses related to our national ad campaign, online and print advertising, "sweepstakes" promotions as well as staff related costs. Marketing expenses increased by a higher percentage than revenue as a result of the costs associated with our national marketing campaign. Costs in connection with this campaign are being recorded as the magazines and commercials are being released. For the year ended December 31, 2005, approximately $3.2 million was expensed in connection with this campaign. As a result we expect marketing expense as a percentage of revenue to increase in the short-term. We believe that this is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in 2005 by over 18% compared to 2004 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), and was offset by costs associated with our 2004 temporary clearance store, which closed in April 2005. Operating costs as a percentage of sales decreased as a result of economies of scale. Variable expenses related to picking and packing orders increased by 30% to $1.7 million from $1.3 million and credit card fees increased by over 29% to $1.8 million from $1.4 million. Both expenses remained relatively constant as a percentage of gross sales at 2% for 2005 and 2004.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the year ended December 31, 2005, technology expenses decreased by approximately 13% compared to the year ended December 31, 2004. This decrease resulted from a decrease in headcount and salary related expenses, a decrease in depreciation expense, and a decrease in web hosting expense. These factors were partially offset by an increase in the costs associated with software support. Depreciation expense for the year ended December 31, 2005 was lower than depreciation for the year ended December 31, 2004 due to the fact that costs associated with our current platform as well as certain computer equipment was fully depreciated during 2004.

E-Commerce expenses include expenses related to our photo studio, image processing, third party software and Web site design. For the year ended December 31, 2005, this amount increased by approximately 29% as compared to the year ended December 31, 2004, primarily due to an increase in salary related expenses as well as an increase in expenses associated with third party software, third party analytics services and our increased use of outside models for photo shoots.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2005 decreased slightly to $6,299,000 for the year ended December 2005 as compared to $6,408,000 for the year ended December 31, 2004. The slight decrease in general and administrative expenses was the result of decreased salary and benefit expenses, offset by an increase in public company expenses, and increases in consulting and accounting fees.

As a percentage of net sales, general and administrative expenses decreased to 10.7% in 2005 from 14.6% in 2004.

Loss from operations: Operating loss decreased by over 19% in 2005, to $3,145,000 from $3,905,000 in 2004 as a result of the increase in gross profit.

Interest expense and interest and other income, net: Interest and other income for year ended December 31, 2005 decreased to $181,000 from $847,000 for the year ended December 31, 2004. Interest and other income was higher in 2004 primarily because of $564,000 in non-cash income recognized in 2004 to adjust a liability associated with warrants issued by us to their fair value as of June 17, 2004 (at which time the warrants were re-classified as equity as described in Note 6 to our financial statements), as well as $169,000 realized in 2004 in connection with the judgment we received in the Breider Moore litigation.

Interest expense for the year ended 2005 totaled $856,000 compared to $733,000 for the year ended 2004, and related primarily to fees paid in connection with the Loan Facility and interest expense on Convertible Notes held by Soros.

FOR THE YEAR ENDED DECEMBER 31, 2004 COMPARED TO THE YEAR ENDED
DECEMBER 31, 2003

Net sales: Gross sales for the year ended December 31, 2004 increased by approximately 15% to $69,032,000, from $60,279,000 for the year ended December 31, 2003. The provision for returns and credit card chargebacks and other credits was approximately 37% for both 2004 and 2003, resulting in a provision of $25,233,000 for the year ended December 31, 2004 and $22,351,000 for the year ended December 31, 2003.

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

Cost of sales: Cost of sales for the year ended December 31, 2004 totaled $27,393,000, resulting in gross margin of approximately 38%. Cost of sales for the year ended December 31, 2003 totaled $26,603,000, resulting in gross margin of 30%. The increase in gross margin was driven by our focus on negotiating better prices with vendors as well as our strategy of selling more in-season product, which has more value to our customer and therefore demands higher margins. The gross margin in 2003 was impacted negatively by our decision to reduce our product margin during the first three quarters of 2003 on certain merchandise in an effort to reduce prior season inventory levels.

Gross Profit: As a result of the increases in net sales and gross margin, gross profit increased by 45%, to $16,406,000 for the year ended December 31, 2004, from $11,325,000 for the year ended December 31, 2003.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 15% for the year 2004 compared to the year ended 2003. As a percentage of net sales, our selling, marketing and fulfillment expenses remained relatively unchanged at approximately 32% for both 2004 and 2003. The selling, marketing and fulfillment expenses were comprised of the following:

                 Year Ended           Year Ended       Percentage Difference
              December 31, 2004    December 31, 2003    increase (decrease)
             ------------------   ------------------   ---------------------
Marketing    $        2,120,000   $        1,898,000                    11.7%
Operating             5,848,000            5,223,000                    12.0%
Technology            4,086,000            3,420,000                    19.5%
E-Commerce            1,849,000            1,520,000                    21.6%
             ------------------   ------------------
             $       13,903,000   $       12,061,000                    15.3%

The increase in marketing expenses of approximately 12% was primarily driven by the donation of the net proceeds from the sale of "hope." collection products to St. Jude Children's Research Hospital ("St. Jude"). Pursuant to a charitable program with St. Jude, we were the exclusive retailer of the "hope." t-shirt and agreed to donate the net proceeds (i.e., the revenue less the cost of goods sold and the costs of processing and filling the orders) from the sale of all "hope." collection products on our Web site to St. Jude. For the year ended December 31, 2004, approximately $141,000 was donated and was recorded as a marketing expense in our financial statements. A portion of the increase also resulted from increased consulting expenses, which were offset slightly by a decrease in staff related expenses.

Operating expenses increased in 2004 by approximately 12% compared to 2003 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees) as well as the overhead costs associated with the store. Variable expenses related to picking and packing orders remained relatively unchanged at $1.3 million for 2004 and 2003 and credit card fees increased by over 16% to $1.4 million from $1.2 million. Both expenses remained constant as a percentage of gross sales at 2% for 2004 and 2003.

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

For the year ended December 31, 2004, E-commerce expenses increased by approximately 22% as compared to the year ended December 31, 2003. This increase is to the result of an increase in staff related costs, temporary help and the purchase of licenses for new search functionality and Web site analytics.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2004 increased by approximately 23% to $6,408,000 as compared to $5,207,000 for the year ended December 31, 2003. As a percentage of net sales, general and administrative expenses increased to 14.6% in 2004 from 13.8% in 2003. The increase in general and administrative expenses was the result of increased salary and benefit expenses of approximately 45% (including $325,000 of expenses incurred in connection with the Separation Agreement that we entered into with our former CEO) as well as an increase in public company fees. These increases were slightly offset by a reduction in consulting and professional fees.

Loss from operations: Operating loss decreased by approximately 34% in 2004, to $3,905,000 from $5,943,000 in 2003 as a result of the increase in gross profit.

Interest expense and Interest and other income, net: Interest and other income for year ended December 31, 2004 increased to $847,000 from $38,000 for the year ended December 31, 2003. The increase resulted from $564,000 recognized to adjust a liability associated with warrants issued by us to their fair value as of June 17, 2004 (at which time the warrants were re-classified as equity as described in Note 6 to our financial statements), the $169,000 realized in connection with the judgment we received in the Breider Moore litigation and an increase in interest income earned on our cash balance.

Interest expense for the year ended 2004 totaled $733,000, and related primarily to fees paid in connection with the Loan Facility and interest expense on Convertible Notes held by Soros. Interest expense for the year ended December 31, 2003 totaled $464,000, and related to fees paid in connection with our Loan Facility as well as amortization of warrants issued in connection with the January 2003 Financing.

LIQUIDITY AND CAPITAL RESOURCES

General

At December 31, 2005, we had approximately $9.4 million in the form of cash and cash equivalents. Working capital at December 31, 2005 and 2004 was $17.9 million and $12.8 million, respectively (the 2004 amount excludes the approximately $1.25 million of restricted cash that we regained access to upon refinancing the Rosenthal Facility). In addition, as of December 31, 2005, we had approximately $2.9 million committed under the Credit Facility, leaving approximately $3.75 million of availability, compared to availability of $1.2 million at December 31, 2004.

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

In February 2006, Soros agreed to extend the maturity dates on the Convertible Promissory Notes issued to Soros in July and October 2003. The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended for one year, from May 1, 2006 to May 1, 2007.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity. In addition, newer vendors generally do not provide us with payment terms that are as favorable as those we get from existing relationships and, in some instances, new vendors may require prepayments. During 2005, we have increased our prepayments in order to open up new relationships and gain access to inventory that was not previously available to us. As of December 31, 2005, we had approximately $485,000 of prepaid inventory on our balance sheet.

In addition, our inventory levels as of December 31, 2005 were approximately $3.9 million higher than at December 31, 2004. The increase in inventory generally reflects a ramp up in connection with our sales growth as well as opportunistic buying of fresh inventory that has not previously been available to us. However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

We believe that our current funds, together with working capital, will be sufficient to enable us to meet our planned expenditures through at least December 31, 2006. We may seek additional equity or debt financings to maximize the growth of our business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to us, and/or we do not achieve our sales plan, future operations may need to be modified, scaled back or discontinued.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo Retail Finance, LLC ("Wells Fargo"). Pursuant to the Credit Facility, Wells Fargo provides the Company with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC.

The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of December 31, 2005, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was approximately $6,650,000 of which $2,900,000 was committed, leaving approximately $3,750,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. We also pay a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open.

Subject to certain conditions, if we default on any of our obligations under the Credit Facility, Wells Fargo has the right to draw upon the Soros LC to satisfy any such obligations. If Wells Fargo draws on the Soros LC, pursuant to the terms of a reimbursement agreement between us and Soros, we would have the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros LC plus interest accrued thereon. In addition, we are required to pay Soros Fund Management LLC an annual fee in connection with the issuance and maintenance of the Soros LC in an amount equal to the fee that we would be required to pay in order to have a similar letter of credit issued under the Credit Facility. For the year beginning on the date of the closing of the Credit Facility this formula requires an annual fee of $55,000. We are also required to reimburse Soros for any costs and expenses associated with the issuance and maintenance of the Soros LC. In connection with the Soros LC we granted the Soros Fund a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. If we default under the loan facility, our lender and/or the Soros Fund would be entitled, among other things, to foreclose on our assets in order to satisfy our obligations under the loan facility.

Under the terms of the Credit Facility, Soros has the right to purchase all of our obligations from Wells Fargo at any time if we are then in default under the Credit Facility.

Commitments and Long Term Obligations

As of December 31, 2005, we had the following commitments and long term obligations:

                                                                                                                      More
                                                                             Less Than         1-3          3-5      than 5
                                                                Total         1 year          years        years     years
                                                            ------------   ------------   ------------   --------   --------
Marketing and Advertising                                   $  1,350,000      1,350,000             --         --         --
Purchase Orders                                             $  6,185,000      6,185,000             --         --         --
Operating Leases                                            $  1,905,000        507,000      1,257,000    141,000         --
Capital Leases                                              $     67,000         40,000         27,000         --         --
Employment Contracts                                        $  3,189,000      1,671,000      1,518,000         --         --
Notes payable to shareholders, including interest payable   $  5,217,000      5,217,000             --         --         --
                                                            ------------   ------------   ------------   --------   --------
  Grand total                                               $ 17,913,000     14,970,000       2,802,00    141,000         --

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

Off Balance Sheet Arrangements

Certain warrants issued in conjunction with our preferred stock financing are equity linked derivatives and accordingly represent an off balance sheet arrangement. Each of these warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead included as a component of equity. See Footnote 9 to the financial statements and the Statement of Shareholders' Equity for more information.

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

In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R will be effective for annual periods beginning after June 15, 2005 and allows, but does not require, companies to restate prior periods. We are evaluating the impact of adopting SFAS 123R and expect that we will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on our cash flows however the non-cash charges associated therewith are expected to have a significant, adverse effect on our results of operations. Based on the current number of unvested options the effect of adopting SFAS 123R, assuming no change in the assumptions set forth in Notes 2 and 9 of the financial statements, would be approximately $2.7 million for the year ended December 31, 2006.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

(a)   Index to the Financial Statements

          Report of Independent Registered Public Accounting Firm            F-1

          Consolidated Balance Sheets as of December 31, 2005 and 2004       F-2

          Consolidated Statements of Operations for the three years
           ended December 31, 2005, 2004 and 2003                            F-3

          Consolidated Statements of Changes in Shareholders' Equity
           for the three years ended December 31, 2005,
           2004 and 2003                                                     F-4

          Consolidated Statements of Cash Flows for the three years
           ended December 31, 2005, 2004 and 2003                            F-5

          Notes to Consolidated Financial Statements                         F-6

          Schedule II - Valuation and Qualifying Accounts                    S-1

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bluefly, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bluefly, Inc. and its subsidiary at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 17, 2006

BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2005 AND 2004
(dollars rounded to the nearest thousand)

                                                                                  2005              2004
                                                                             --------------    --------------
ASSETS
Current assets
  Cash and cash equivalents                                                  $    9,408,000    $    6,685,000
  Restricted cash                                                                         -         1,253,000
  Inventories, net                                                               16,893,000        12,958,000
  Accounts receivable, net of allowance for doubtful accounts                     1,717,000         1,206,000
  Prepaid expenses and other current assets                                       1,819,000         1,353,000
                                                                             --------------    --------------
      Total current assets                                                       29,837,000        23,455,000
Property and equipment, net                                                       2,895,000         1,933,000
Other assets                                                                        313,000           153,000
                                                                             --------------    --------------
      Total assets                                                           $   33,045,000    $   25,541,000
                                                                             ==============    ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable                                                           $    5,662,000    $    4,190,000
  Allowance for Sales Returns                                                     3,407,000    $    2,174,000
  Accrued expenses and other current liabilities                                  1,083,000         1,352,000
  Deferred revenue                                                                1,784,000         1,697,000
                                                                             --------------    --------------
      Total current liabilities                                                  11,936,000         9,413,000
Notes payable to related party shareholders                                       4,000,000         4,000,000
Long-term interest payable to related party shareholders                          1,217,000           658,000
Long-term obligations under capital lease                                            27,000            81,000
                                                                             --------------    --------------
      Total liabilities                                                          17,180,000        14,152,000
                                                                             ==============    ==============
Commitments and contingencies (Note 8)
Shareholders' equity
Series A Preferred Stock - $.01 par value; 500,000 shares
 authorized, 460,000 shares issued and outstanding as of
 December 31, 2005 and 2004, respectively (liquidation
 preference: $9.2 million plus accrued dividends of $5.9 million)                     5,000             5,000
Series B Preferred Stock - $.01 par value; 9,000,000 shares
 authorized, 8,889,414 shares issued and outstanding as of
 December 31, 2005 and 2004, respectively (liquidation preference:
 $30 million plus accrued dividends of $9.5 million)                                 89,000            89,000
Series C Preferred Stock - $.01 par value; 3,500 shares
 authorized, 1,000 shares issued and outstanding as of
 December 31, 2005 and 2004, respectively (liquidation preference:
 $1 million plus accrued dividends of $286,000)                                           -                 -
Series D Preferred Stock - $.01 par value; 7,150 shares authorized,
 6,313.43 and 7,136.548 shares issued and outstanding as of
 December 31, 2005 and 2004, respectively (liquidation preference:
 $6.3 million plus accrued dividends of $2.4 million)                                     -                 -
Series E Preferred Stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of December 31, 2005 and 2004,
 respectively (liquidation preference: $1.0 million plus accrued
 dividends of $347,000)                                                                   -                 -
Series F Preferred Stock - $.01 par value; 7,000 shares authorized,
 5,279.714 issued and outstanding as of December 31, 2005
 (liquidation preference: $5.3 million plus accrued dividends of $192,000)                -                 -
Common Stock - $.01 par value; 92,000,000 shares authorized, 19,059,166 and 15,241,756 shares issued and outstanding as of December 31, 2005
 and 2004, respectively                                                             191,000           152,000
Additional paid-in capital                                                      115,527,000       107,270,000
Accumulated deficit                                                             (99,947,000)      (96,127,000)
                                                                             --------------    --------------
      Total shareholders' equity                                                 15,865,000        11,389,000
                                                                             --------------    --------------
      Total liabilities and shareholders' equity                             $   33,045,000    $   25,541,000
                                                                             ==============    ==============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(dollars rounded to the nearest thousand)

                                                                2005            2004            2003
                                                           -------------   -------------   -------------
Net sales                                                  $  58,811,000   $  43,799,000   $  37,928,000
Cost of sales                                                 35,816,000      27,393,000      26,603,000
                                                           -------------   -------------   -------------
  Gross profit                                                22,995,000      16,406,000      11,325,000

Selling, marketing and fulfillment expenses                   19,841,000      13,903,000      12,061,000
General and administrative expenses                            6,299,000       6,408,000       5,207,000
                                                           -------------   -------------   -------------
  Total operating expenses                                    26,140,000      20,311,000      17,268,000
                                                           -------------   -------------   -------------
  Operating loss                                              (3,145,000)     (3,905,000)     (5,943,000)

Interest expense                                                (856,000)       (733,000)       (464,000)

Interest income                                                  181,000         114,000          38,000

Other income (Note 6)                                                  -         733,000               -
                                                           -------------   -------------   -------------
  Net loss                                                    (3,820,000)     (3,791,000)     (6,369,000)
                                                           -------------   -------------   -------------
Preferred stock dividends                                     (4,958,000)     (4,275,000)     (3,225,000)
Deemed dividend related to beneficial conversion feature
 on Series C Preferred Stock                                           -               -        (225,000)
                                                           -------------   -------------   -------------
  Net loss available to common shareholders                $  (8,778,000)  $  (8,066,000)  $  (9,819,000)
                                                           =============   =============   =============
  Basic and diluted loss per common share                  $       (0.54)  $       (0.55)  $       (0.88)
                                                           =============   =============   =============
Weighted average number of shares outstanding used in
 calculating basic and diluted loss per common share          16,153,020      14,586,752      11,171,018
                                                           =============   =============   =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003
(Dollars rounded to the nearest thousand)

                                                 SERIES A              SERIES B              SERIES C            SERIES D
                                             PREFERRED STOCK       PREFERRED STOCK        PREFERRED STOCK    PREFERRED STOCK
                                              $.01 PAR VALUE        $.01 PAR VALUE        $.01 PAR VALUE      $.01 PAR VALUE
                                           -------------------  ---------------------  --------------------  ------------------
                                           NUMBER OF             NUMBER OF             NUMBER OF             NUMBER OF
                                            SHARES     AMOUNT     SHARES      AMOUNT    SHARES      AMOUNT    SHARES    AMOUNT
                                           ---------  --------  -----------  --------  ---------   --------  ---------  --------
BALANCE AT JANUARY 1, 2003                   500,000     5,000    8,910,782    89,000      1,000          -          -         -
                                           ---------  --------  -----------  --------  ---------   --------  ---------  --------
Sale of Series D Preferred Stock
 ($1,000 per share)                                -         -            -         -          -          -      2,000         -

Exchange of note for Series D Preferred
 Stock ($1,000 per share)                          -         -            -         -          -          -      2,027         -

Conversion of January 2003 Note to
 Series D Preferred Stock                          -         -            -         -          -          -      1,009         -

Sale of Series E Preferred Stock
 ($1,000 per share)                                -         -            -         -          -          -          -         -

Deemed dividend related to beneficial
 conversion feature on Series C
 Preffered Stock                                   -         -            -         -          -          -          -         -

Exercise of Employee Stock Options
 and Warrants                                      -         -            -         -          -          -          -         -

Conversion of Series 2002 Preferred Stock
 to Series D Preferred Stock                       -         -            -         -          -          -      2,100         -

Conversion of Series A Preferred Stock
 Series B Preferred Stock to Common Stock    (40,000)        -      (21,368)        -          -          -          -         -

Issuance of warrants to supplier                   -         -            -         -          -          -          -         -

Issuance of warrants to shareholders               -         -            -         -          -          -          -         -

Issuance of warrants in exchange
 for obligations                                   -         -            -         -          -          -          -         -

Net loss                                           -         -            -         -          -                     -         -
                                           ---------  --------  -----------  --------  ---------   --------  ---------  --------
BALANCE AT DECEMBER 31, 2003                 460,000     5,000    8,889,414    89,000      1,000          -      7,136         -
                                           ---------  --------  -----------  --------  ---------   --------  ---------  --------
Sale of Common Stock and Warrants in
 connection with the January 2004
 financing (net of issuance costs
 of $423,000)                                      -         -            -         -          -          -          -         -

Change in Value of Warrants                        -         -            -         -          -          -          -         -

Exercise of Employee Stock Options                 -         -            -         -          -          -          -         -

Expense recognized in connection with
 Issuance of Options                               -         -            -         -          -          -          -         -

Net loss                                           -         -            -         -          -                     -         -
                                           ---------  --------  -----------  --------  ---------   --------  ---------  --------
BALANCE AT DECEMBER 31, 2004                 460,000  $  5,000    8,889,414  $ 89,000      1,000   $      -      7,136  $      -
                                           ---------  --------  -----------  --------  ---------   --------  ---------  --------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses
 of $249,000)                                      -         -            -         -          -          -          -         -

Shares Of Series D Preferred Stock
 Converted into Common Stock                       -         -            -         -          -          -       (823) $      -

Shares Of Series F Preferred Stock
 Converted into Common Stock                       -         -            -         -          -          -          -         -

Expense recognized in connection with
 Issuance of Options                               -         -            -         -          -          -          -         -

Exercise of Employee Options                       -         -            -         -          -          -          -         -

Net Loss                                           -         -            -         -          -                     -         -

                                           ---------  --------  -----------  --------  ---------   --------  ---------  --------
BALANCE AT DECEMBER 31, 2005                 460,000     5,000    8,889,414    89,000      1,000          -      6,313  $      -
                                           ---------  --------  -----------  --------  ---------   --------  ---------  --------

                                                SERIES E           SERIES F         SERIES 2002
                                            PREFERRED STOCK    PREFERRED STOCK    PREFERRED STOCK
                                             $.01 PAR VALUE     $.01 PAR VALUE     $.01 PAR VALUE
                                           -----------------  -----------------  -----------------
                                           NUMBER OF          NUMBER OF          NUMBER OF
                                            SHARES    AMOUNT   SHARES    AMOUNT    SHARES   AMOUNT
                                           ---------  ------  ---------  ------  ---------  ------
BALANCE AT JANUARY 1, 2003                         -       -          -       -      2,100       -
                                           ---------  ------  ---------  ------  ---------  ------
Sale of Series D Preferred Stock
 ($1,000 per share)                                -       -          -       -          -       -

Exchange of note for Series D Preferred
 Stock ($1,000 per share)                          -       -          -       -          -       -

Conversion of January 2003 Note to
 Series D Preferred Stock                          -       -          -       -          -       -

Sale of Series E Preferred Stock
 ($1,000 per share)                            1,000       -          -       -          -       -

Deemed dividend related to beneficial
 conversion feature on Series C
 Preffered Stock                                   -       -          -       -          -       -

Exercise of Employee Stock Options
 and Warrants                                      -       -          -       -          -       -

Conversion of Series 2002 Preferred Stock
 to Series D Preferred Stock                       -       -          -       -     (2,100)      -

Conversion of Series A Preferred Stock
 Series B Preferred Stock to Common Stock          -       -          -       -          -       -

Issuance of warrants to supplier                   -       -          -       -          -       -

Issuance of warrants to shareholders               -       -          -       -          -       -

Issuance of warrants in exchange
 for obligations                                   -       -          -       -          -       -

Net loss                                           -       -          -       -          -       -
                                           ---------  ------  ---------  ------  ---------  ------
BALANCE AT DECEMBER 31, 2003                   1,000       -          -       -          -       -
                                           ---------  ------  ---------  ------  ---------  ------
Sale of Common Stock and Warrants in
 connection with the January 2004
 financing (net of issuance costs
 of $423,000)                                      -       -          -       -          -       -

Change in Value of Warrants                        -       -          -       -          -       -

Exercise of Employee Stock Options                 -       -          -       -          -       -

Expense recognized in connection with
 Issuance of Options                               -       -          -       -          -       -

Net loss                                           -       -          -       -          -       -
                                           ---------  ------  ---------  ------  ---------  ------
BALANCE AT DECEMBER 31, 2004                   1,000  $    -          -  $    -          -  $    -
                                           ---------  ------  ---------  ------  ---------  ------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses
 of $249,000)                                      -       -      7,000       -          -       -

Shares Of Series D Preferred Stock
 Converted into Common Stock                       -       -          -       -          -       -

Shares Of Series F Preferred Stock
 Converted into Common Stock                       -       -     (1,720) $    -          -       -

Expense recognized in connection with
 Issuance of Options                               -       -          -       -          -       -

Exercise of Employee Options                       -       -          -       -          -       -

Net Loss                                           -       -          -       -          -       -

                                           ---------  ------  ---------  ------  ---------  ------
BALANCE AT DECEMBER 31, 2005                   1,000       -      5,280       -          -       -
                                           ---------  ------  ---------  ------  ---------  ------

                                                 COMMON STOCK
                                                 $.01 PAR VALUE
                                           ----------------------    ADDITIONAL                       TOTAL
                                            NUMBER OF                  PAID-IN      ACCUMULATED   SHAREHOLDERS'
                                             SHARES       AMOUNT       CAPITAL        DEFICIT         EQUITY
                                           -----------  ---------  --------------  -------------  -------------
BALANCE AT JANUARY 1, 2003                  10,391,904    104,000      92,628,000    (85,742,000)     7,084,000
                                           -----------  ---------  --------------  -------------  -------------
Sale of Series D Preferred Stock
 ($1,000 per share)                                  -          -       2,000,000              -      2,000,000

Exchange of note for Series D Preferred
 Stock ($1,000 per share)                            -          -       2,027,000              -      2,027,000

Conversion of January 2003 Note to
 Series D Preferred Stock                            -          -       1,009,000              -      1,009,000

Sale of Series E Preferred Stock
 ($1,000 per share)                                  -          -       1,000,000              -      1,000,000

Deemed dividend related to beneficial
 conversion feature on Series C
 Preffered Stock                                     -          -         225,000       (225,000)             -

Exercise of Employee Stock Options
 and Warrants                                1,869,598     19,000       2,947,000              -      2,966,000

Conversion of Series 2002 Preferred Stock
 to Series D Preferred Stock                         -          -               -              -              -

Conversion of Series A Preferred Stock
 Series B Preferred Stock to Common Stock      632,664      6,000          (6,000)             -              -

Issuance of warrants to supplier                     -          -         503,000              -        503,000

Issuance of warrants to shareholders                 -          -          42,000              -         42,000

Issuance of warrants in exchange
 for obligations                                     -          -          17,000              -         17,000

Net loss                                             -          -               -     (6,369,000)    (6,369,000)
                                           -----------  ---------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 2003                12,894,166    129,000     102,392,000    (92,336,000)    10,279,000
                                           -----------  ---------  --------------  -------------  -------------
Sale of Common Stock and Warrants in
 connection with the January 2004
 financing (net of issuance costs
 of $423,000)                                1,543,209     15,000       4,562,000              -      4,577,000

Change in Value of Warrants                          -          -        (564,000)             -       (564,000)

Exercise of Employee Stock Options             804,381      8,000         733,000              -        741,000

Expense recognized in connection with
 Issuance of Options                                 -          -         147,000              -        147,000

Net loss                                             -          -               -     (3,791,000)    (3,791,000)
                                           -----------  ---------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 2004                15,241,756  $ 152,000  $  107,270,000  $ (96,127,000) $  11,389,000
                                           -----------  ---------  --------------  -------------  -------------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses
 of $249,000)                                        -          -       6,751,000              -      6,751,000

Shares Of Series D Preferred Stock
 Converted into Common Stock                 1,454,645     15,000         (15,000)             -              -

Shares Of Series F Preferred Stock
 Converted into Common Stock                   765,481      8,000          (8,000)             -              -

Expense recognized in connection with
 Issuance of Options                                 -          -          41,000              -         41,000

Exercise of Employee Options                 1,597,284     16,000       1,488,000              -      1,504,000

Net Loss                                             -          -               -     (3,820,000)    (3,820,000)

                                           -----------  ---------  --------------  -------------  -------------
BALANCE AT DECEMBER 31, 2005                19,059,166  $ 191,000  $  115,527,000  $ (99,947,000) $  15,865,000
                                           -----------  ---------  --------------  -------------  -------------

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

                                                                2005           2004           2003
                                                           -------------  -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                   $  (3,820,000) $  (3,791,000) $  (6,369,000)
Adjustments to reconcile net loss to net cash used in
 operating activities
  Depreciation and amortization                                1,259,000      1,342,000      1,744,000
  Loss on disposal of assets                                           -         35,000              -
  Non-cash expense related to warrants issued to supplier        347,000        264,000              -
  Change in value of warrants                                          -       (564,000)             -
  Provision for returns                                        1,233,000       (354,000)       803,000
  Allowance for doubtful accounts                                270,000        237,000        131,000
  Reserve for inventory obsolesence                              659,000        100,000        484,000
  Stock option expense                                            41,000        147,000              -
  Changes in operating assets and liabilities
    (Increase) decrease in
      Inventories                                             (4,941,000)    (1,982,000)      (956,000)
      Accounts receivable                                       (778,000)      (289,000)      (455,000)
      Other current assets                                       554,000       (269,000)      (124,000)
      Prepaid expenses                                        (1,020,000)      (127,000)        (5,000)
      Other assets                                              (187,000)             -              -
    (Decrease) increase in:
      Accounts payable                                         1,472,000      1,068,000         61,000
      Accrued expenses                                          (171,000)       186,000       (124,000)
      Short term interest payable to related party
       shareholders                                                    -         20,000         28,000
      Deferred revenue                                            87,000        445,000        367,000
      Long-term interest payable to related party
       shareholders                                              559,000        499,000        159,000
                                                           -------------  -------------  -------------
        Net cash used in operating activities                 (4,436,000)    (3,033,000)    (4,256,000)
                                                           -------------  -------------  -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash collateral in connection with Rosenthal
Pledge Agreement                                               1,250,000     (1,250,000)             -
Purchase of property and equipment                            (2,194,000)    (1,486,000)      (481,000)
                                                           -------------  -------------  -------------
        Net cash used in investing activities                   (944,000)    (2,736,000)      (481,000)
                                                           -------------  -------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from June 2005 financing                          6,751,000              -              -
Net proceeds from January 2004 financing                               -      4,577,000              -
Net proceeds from exercise of Stock Options                    1,504,000        741,000      2,966,000
Payments of capital lease obligation                            (152,000)      (349,000)      (257,000)
Repayment of related party notes                                       -       (236,000)             -
Proceeds from issuance of Notes Payable
 (October 2003 Financing)                                              -              -      2,000,000
Proceeds from issuance of Notes Payable
 (July 2003 Financing)                                                 -              -      2,000,000
Proceeds from sale of Series D
 Preferred Stock                                                       -              -      2,000,000
Proceeds from issuance of Notes Payable
 (January 2003 Financing)                                              -              -      1,000,000
Proceeds from sale of Series E Preferred
 Stock                                                                 -              -      1,000,000
                                                           -------------  -------------  -------------
        Net cash provided by financing activities              8,103,000      4,733,000     10,709,000
                                                           -------------  -------------  -------------
        Net increase (decrease) in cash and cash
         equivalents                                           2,723,000     (1,036,000)     5,972,000
CASH AND CASH EQUIVALENTS
Beginning of year                                              6,685,000      7,721,000      1,749,000
                                                           -------------  -------------  -------------
End of year                                                $   9,408,000  $   6,685,000  $   7,721,000
                                                           =============  =============  =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                     $     147,000  $     175,000  $      85,000
Non-cash investing and financing activites
  Equipment acquired under capital lease                               -        153,000        224,000
  Exchange of note for equity                                          -              -      2,027,000
  Conversion of debt to equity                                         -              -      1,009,000
  Warrants issued to supplier                                          -              -        503,000
  Deemed dividend related to beneficial conversion
   feature on Series C Preferred Stock                                 -              -        225,000
  Warrants issued to related party shareholders                        -              -         42,000

              The accompanying notes are an integral part of these
                       consolidated financial statements.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

1.      THE COMPANY

        Bluefly, Inc., a Delaware corporation, (the "Company"), is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discount prices. The Company's e-commerce Web site ("Bluefly.com" or "Web site") was launched in September 1998.

        The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. The Company believes that its existing resources, together with working capital should be sufficient to satisfy its cash requirements through December 31, 2006. The Company may seek additional equity or debt financings to maximize the growth of its business or if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        Accounts receivable is presented on the consolidated balance sheet net of the allowance for doubtful accounts. As of December 31, 2005 and 2004, the allowance for doubtful accounts was $78,000 and $44,000, respectively, and the allowance for sales returns was $3,407,000 and $2,174,000, respectively.

        Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $1,784,000 and $1,697,000 as of December 31, 2005 and 2004,
        respectively.

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

        As of December 31, 2005 and 2004, inventories, net consists of the following:

                                                      2005             2004
                                                 --------------   -------------
        Inventory on hand                        $   15,811,000   $  12,433,000
        Inventory to be received due to returns       1,864,000       1,360,000
        Inventory reserves                             (782,000)       (835,000)
                                                 --------------   -------------
          Total inventories, net                 $   16,893,000   $  12,958,000
                                                 ==============   =============

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

        STOCK BASED COMPENSATION
        At December 31, 2005, the Company has three stock-based employee compensation plans, which are described more fully in Note 9. The Company applies Statement of Financial Accounting Standards ("SFAS") No. 148 "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123," SFAS No. 123 "Accounting for Stock Based Compensation," and FASB Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation" in accounting for its stock based compensation plan. In accordance with SFAS No. 123, the Company applies Accounting Principles Board Opinion No. 25 and related Interpretations for expense recognition. For the year ended December 31, 2005, and 2004 compensation expense of $30,000 and $17,000, respectively, was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement. In addition, for the year ended December 31, 2004, $113,000 in compensation expense was recorded in connection with certain options issued to the Company's former Chief Executive Officer pursuant to his separation agreement. Except for these options, no compensation expense has been recorded for the year ended December 31, 2005 and December 31, 2004 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. Had compensation expense for the Plan been determined consistent with the provisions of SFAS No. 123, the effect on the Company's basic and diluted net loss per share would have been as follows:

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

                                                       YEAR ENDED DECEMBER 31,
                                          ------------------------------------------------
                                               2005             2004             2003
                                          --------------   --------------   --------------
Net loss, as reported                         (3,820,000)  $   (3,791,000)  $   (6,369,000)
Deduct: total stock-based employee
 compensation expense determined
 under fair value based methods for all
 awards, net of related tax effects           (2,731,000)      (4,617,000)      (4,219,000)
Add: Stock-based employee compensation
 expense included in reported net loss            30,000          130,000                -
Adjusted for Preferred Stock Dividends        (4,958,000)      (4,275,000)      (3,450,000)
                                          --------------   --------------   --------------
    Pro forma net loss available to
     common shareholders                     (11,479,000)     (12,553,000)     (14,038,000)
Loss per share
  Basic and diluted, as reported          $        (0.54)  $        (0.55)  $        (0.88)
  Basic and diluted, pro forma            $        (0.71)  $        (0.86)  $        (1.26)

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

                                  COMMON STOCK ISSUABLE
                          -------------------------------------                                   EXERCISE
                               2005                   2004                   2003                  PRICES
                          --------------         --------------         --------------         --------------
SECURITY
Options                        8,038,528              9,813,379              8,508,370         $0.69 - $16.47
Warrants                       1,883,393              1,704,945              1,319,144          $0.78 - $3.96
Preferred stock               44,516,119 (1)         43,323,430 (1)         43,323,430 (1)
Convertible Notes(2)                   -                      -                      -

               (1) Excludes dividends on preferred stock, which are payable in cash or common stock, at the Company's option, upon conversion, redemption or liquidation

                (2) Represents debt issued in connection with the July 2003 financing and October 2003 financing, which is convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. Until such financing occurs, such debt is not convertible into Common Stock.

        MARKETING EXPENSES
        In addition to marketing salaries, marketing expenses consist primarily of online advertising, print and media advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. The costs associated with online and print advertising are expensed as incurred, while the costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream. There were no amounts associated with direct mail campaigns capitalized at December 31, 2005 and 2004. Production costs related to print and television are capitalized until they are released. Marketing expenses (excluding marketing and public relations salaries and related salary expenses of $711,000, $668,000 and $628,000) for the years ended December 31, 2005, 2004 and 2003 amounted to approximately $6,250,000, $1,452,000 and $1,270,000, respectively.

        FULFILLMENT EXPENSES
        The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2005, 2004 and 2003, fulfillment expenses totaled $3,642,000, $2,914,000 and $2,776,000, respectively. These amounts are included in selling, marketing and fulfillment expenses in the statement of operations.

        FAIR VALUE OF FINANCIAL INSTRUMENTS
        The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other assets, accounts payable, accrued liabilities, and notes payable to related party shareholders approximate fair value due to their short maturities.

        RECENT ACCOUNTING PRONOUNCEMENTS
        In December 2004, the FASB issued Statement No. 123 (revised 2004), "Share-Based Payment" ("SFAS 123R"), which replaces SFAS 123 and supersedes APB No. 25. Under the new standard, companies will no longer be able to account for stock-based compensation transactions using the intrinsic value method in accordance with APB No. 25. Instead, companies will be required to account for such transactions using a fair-value method and to recognize the expense in the statements of income. The adoption of SFAS 123R will also require additional accounting related to the income tax effects and additional disclosure regarding the cash flow effects resulting from share-based payment arrangements. SFAS 123R is effective for periods beginning after June 15, 2005

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        and allows, but does not require, companies to restate prior periods. The Company is evaluating the impact of adopting SFAS 123R and expects that it will record substantial non-cash stock compensation expenses. The adoption of SFAS 123R is not expected to have a significant effect on the Company's financial condition or cash flows but is expected to have a significant, adverse effect on its results of operations. Based on the current number of unvested options the effect of adopting SFAS 123R, assuming no change in the assumptions set forth in Note 9, would be approximately $2.7 million for the year ended December 31, 2006.

        In May 2005, the FASB issued Statement No. 154 "Accounting Changes and Error Corrections" ("SFAS No. 154"). This statement replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS is effective for periods beginning after December 15, 2005. The adoption of SFAS no. 154 is not expected to have a significant effect on the Company's financial condition, results of operations or cash flows.

        CONCENTRATION
        During fiscal 2005, the Company acquired approximately 13.5% of its inventory from one supplier.

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

3.      PROPERTY AND EQUIPMENT

        As of December 31, 2005 and 2004, property and equipment consists of the following:

                                              2005            2004
                                          ------------    ------------
        Leasehold improvements            $  1,658,000    $  1,065,000
        Office equipment                       574,000         483,000
        Computer equipment and software      7,129,000       5,619,000
                                          ------------    ------------
                                             9,361,000       7,167,000
        Less: Accumulated depreciation      (6,466,000)     (5,234,000)
                                          ------------    ------------
                                          $  2,895,000    $  1,933,000
                                          ============    ============

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        Depreciation and amortization of property and equipment was approximately $1,145,000, $1,331,000 and $1,650,000, for the years ended December 31, 2005, 2004 and 2003, respectively.

4.      PREPAID EXPENSES AND OTHER CURRENT ASSETS

        As of December 31, 2005 and 2004, prepaid expenses and other current assets consist of the following:

                                              2005            2004
                                          ------------    ------------
        Prepaid expenses                  $    915,000    $    296,000
        Prepaid inventory                      485,000         335,000
        Other current assets                   419,000         722,000
                                          ------------    ------------
                                          $  1,819,000    $  1,353,000
                                          ============    ============

5.      ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

        As of December 31, 2005 and 2004, accrued expenses and other current liabilities consist of the following:

                                                         2005           2004
                                                     ------------   ------------
        Salary, vacation and bonus accrual                574,000        721,000
        Current portion of capital lease liability         40,000        139,000
        Accrued expenses                                  141,000        354,000
        Accrued media expenses                            328,000        138,000
                                                     ------------   ------------
                                                     $  1,083,000   $  1,352,000
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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

7.      INCOME TAXES

        Significant components of the Company's deferred tax assets and liabilities are summarized as follows:

                                                     2005           2004
                                                 ------------   ------------
    DEFERRED TAX ASSETS
    Net operating losses                         $ 29,252,000   $ 27,328,000
    Depreciation and amortization                    (137,000)       (99,000)
    Accounts receivable and inventory reserves        348,000        350,000
    Accrued vacation                                   32,000              -
    Accrued bonuses                                         -        203,000
    Deferred revenue                                  721,000        686,000
    Other                                             496,000        270,000
                                                 ------------   ------------
                                                   30,712,000     28,738,000
    Valuation Allowance                           (30,712,000)   (28,738,000)
                                                 ------------   ------------

        The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal net operating loss carryforwards of approximately $72,388,000 at December 31, 2005 which have expiration dates from 2018 through 2024. Approximately $6.4 million of these net operating loss carryforwards relate to the exercise of employee stock options and any tax benefit derived there from, when realized, will be accounted for as a credit to additional paid-in-capital rather than a reduction of the income tax provision. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred or that may occur in the future. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

        The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

                                                       2005         2004         2003
                                                    ----------   ----------   ----------
        Statutory federal income tax rate               (35.00)%     (35.00)%     (35.00)%
        State tax benefit, net of federal taxes          (5.41)%      (5.41)%      (5.41)%
        Other                                             0.27%        0.34%        0.16%
        Valuation allowance on deferred tax asset        40.14%       40.07%       40.25%
                                                    ----------   ----------   ----------
          Effective tax rate                              0.00%        0.00%        0.00%
                                                    ==========   ==========   ==========

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

8.      COMMITMENTS AND CONTINGENCIES

        EMPLOYMENT CONTRACTS
        The Company has entered into certain employment contracts, which expire through September 2008. As of December 31, 2005, the Company's aggregate commitment for future base salary under these employment contracts is:

        2006                             $  1,671,000
        2007                                1,195,000
        2008                                  323,000
                                         ------------
                                         $  3,189,000
                                         ============

        LEASES
        The Company leases equipment and space under various capital and operating leases that expire at various dates through 2011. Future minimum lease payments under capital and operating leases, excluding utilities, that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                        CAPITAL     OPERATING
                                                        LEASES        LEASES
                                                       ---------   -----------
        2006                                           $  40,000   $   507,000
        2007                                              27,000       481,000
        2008                                                   -       442,000
        2009                                                   -       334,000
        Thereafter                                             -       141,000
                                                       ---------   -----------
          Total minimum payments                          67,000   $ 1,905,000
                                                       =========   ===========
        Obligations due within one year                  (40,000)
                                                       ---------
          Long-term obligations under capital leases   $  27,000
                                                       =========

        Rent expense aggregated approximately $450,000, $442,000 and $427,000 for the years ended December 31, 2005, 2004 and 2003, respectively.

        MARKETING COMMITMENTS
        As of December 31, 2005, the Company has advertising and marketing commitments in connection with email services, agency fees and costs in connection with a national ad campaign of approximately $1,350,000 through December 31, 2006.

        LEGAL PROCEEDINGS
        The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management is likely to have a material adverse effect on its financial condition.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

9.      SHAREHOLDERS' EQUITY

        AUTHORIZED SHARES
        The Company is incorporated in Delaware and has 92,000,000 authorized shares of common stock, $.01 par value per share ("Common Stock"), and 25,000,000 authorized shares of preferred stock, $.01 par value per share (the "Preferred Stock"). The Preferred Stock is designated as follows: 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"); 9,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"); 3,500 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"); 2,100 shares of Series 2002 Convertible Preferred Stock (the "Series 2002 Convertible Preferred Stock"); 7,150 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock"); 1,000 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock"); 7,000 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"); and 15,479,250 shares undesignated and available for issuance.

        PREFERRED STOCK
        OUTSTANDING SHARES
        The Company's currently outstanding shares of Preferred Stock (collectively, the "Outstanding Preferred Stock") include the following:
        460,000 shares of Series A Preferred Stock with a stated value of $9.2 million; 8,889,414 shares of Series B Preferred Stock with a stated value of $20 million; 1,000 shares of Series C Preferred Stock with a stated value of $1.0 million; 6,313.43 shares of Series D Preferred Stock with a stated value of approximately $6.3 million; 1,000 shares of Series E Preferred Stock with a stated value of approximately $1.0 million and 5,279.714 shares of Series F Preferred Stock with a stated value of approximately $5.3 million. All of the Series A, B, C, and E, 4,821.090 shares of the D, and 3,000 shares of the F are held by affiliates of Soros Private Equity Partners, LLC ("Soros") that collectively own a majority of the Company's capital stock.

        LIQUIDATION PREFERENCE
        Each share of Outstanding Preferred Stock has a liquidation preference equal to the greater of (i) its stated value plus accrued dividends (and, in the case of the Series B Preferred Stock an additional $10 million, resulting in an aggregate liquidation preference for all Outstanding Preferred Stock of $53,600,000 plus accrued dividends of $18.6 million at December 31, 2005) or (ii) the amount that the holder of such share would receive if it were to convert such share into shares of Common Stock immediately prior to the liquidation, dissolution or winding up of the Company. The liquidation preference and accrued dividends on each series of Preferred Stock at December 31, 2005 is as follows:

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

                                                      ACCRUED
                                                   DIVIDENDS AT       LIQUIDATION
                              STATED VALUE       DECEMBER 31, 2005    PREFERENCE
                           ------------------   ------------------   ------------
Series A Preferred Stock   $        9,200,000   $        5,898,000   $ 15,098,000
Series B Preferred Stock           20,800,000            9,546,000     40,346,000(1)
Series C Preferred Stock            1,000,000              286,000      1,286,000
Series D Preferred Stock            6,300,000            2,361,000      8,661,000
Series E Preferred Stock            1,000,000              347,000      1,347,000
Series F Preferred Stock            5,300,000              192,000      5,492,000
                           ------------------   ------------------   ------------
                           $       43,600,000   $       18,630,000   $ 72,230,000
                           ==================   ==================   ============

        (1) Includes $10 million of additional liquidation preference in connection with Series B Preferred Stock

        DIVIDENDS
        Each share of Outstanding Preferred Stock bears a cumulative compounding dividend, payable upon conversion in cash or Common Stock, at the Company's option. The Series A Preferred Stock, Series B Preferred Stock and Series C Preferred Stock accrue dividends at the rate of 8% per annum, the Series D Preferred Stock and Series E Preferred Stock accrue dividends at the rate of 12% per annum and the Series F Preferred Stock accrues dividends at the rate of 7%.

        RANKING
        All of the shares of Outstanding Preferred Stock rank pari passu with each other, and senior to the Common Stock, with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends.

        CONVERSION
        The Series A Preferred Stock is convertible into Common Stock at the rate of $2.34 in stated value per share of Common Stock and The Series F Preferred Stock is convertible into Common Stock at the rate of $2.32 in stated value per share of Common Stock. The other shares of Outstanding Preferred Stock are convertible into Common Stock at the rate of $0.76 in stated value per share of Common Stock.

        The conversion price of all of the Outstanding Preferred Stock, other than the Series A and F Preferred Stock, is subject to anti-dilution adjustments pursuant to which, subject to certain exceptions, to the extent that the Company issues Common Stock or securities convertible into Common Stock at a price per share less than the conversion price in the future, the conversion price would be decreased so that it would equal the conversion price of the new security or the price at which shares of Common Stock are sold, as the case may be. As more fully described below, the conversion price of the Series B Preferred Stock and the Series C Preferred Stock were reduced from higher levels to $0.76 upon the issuance of the Series D Preferred Stock as a result of these anti-dilution provisions.

        The Series F Preferred Stock contains anti-dilution provisions pursuant to which, subject to certain exceptions, in the event that the Company issues or sells its Common Stock or new securities convertible into its Common Stock in the future for less than $2.32 per share, but for $1.50 or more per share, the conversion price of the Series F preferred stock would be decreased on a weighted average basis, taking into account the number of new shares issued and the price at which such shares are issued. In the event that the Company issues or sell its Common Stock or new securities convertible into its Common Stock in the future for less than $1.50 per share, the conversion price

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        of the Series F preferred stock would be decreased to the price at which such Common Stock or other new securities are sold. The anti-dilution provisions of the Series F preferred stock are subject to the approval of othe Company's stockholders. The Company expects that approval will be obtained at its next shareholder meeting, as the Soros Funds have agreed to vote all of their shares of the Company's stock (which represent a majority of the votes) in favor of such approval.

        VOTING RIGHTS
        All of the shares of Outstanding Preferred Stock vote with the Common Stock on an as-converted basis, and the Company is prohibited from taking certain actions without the approval of a majority of each of the separate classes of Outstanding Preferred Stock (other than the Series F Preferred Stock). In addition, the holders of the Series A Preferred Stock have the right to appoint a designee to the Company's Board of Directors (the "Series A Designee"), and the holders of the Series B Preferred Stock similarly have the right to appoint such a designee (the "Series B Designee"), with both the Series A Designee and the Series B Designee being entitled to seven votes on any issue that comes before the Board of Directors (other than issues relating to the redemption of the Outstanding Preferred Stock, as described below).

        REDEMPTION
        The Company is entitled, subject to certain conditions, to redeem the shares of Outstanding Preferred Stock for cash at prices ranging, depending upon the date of such redemption, from 4 times, 4.5 times or 5 times the conversion price. The directors designated by the holders of the Preferred Stock are not entitled to vote on issues relating to the redemption of the Outstanding Preferred Stock (other than the Series F Preferred Stock).

        MISCELLANEOUS RIGHTS
        The holders of the Outstanding Preferred Stock have registration rights with respect to the Common Stock issuable upon conversion of the Outstanding Preferred Stock; and the holders of the outstanding Preferred Stock (other than the Series F Preferred Stock) pre-emptive rights with respect to future issuance of capital stock of the Company.

        JUNE 2005 FINANCING
        The Company raised over $7,000,000 in equity financing in June 2005. The financing was effected through a private placement (the "June 2005 Financing") that closed on June 24, 2005. The Company raised $7,075,431 through the sale of 7,000 shares of newly designated Series F Preferred Stock for an aggregate purchase price of $7,000,000 and warrants to purchase an additional 603,448 shares of its common stock at an exercise price of $2.87 per share. The warrants have an expiration date of June 24, 2008. The aggregate purchase price for the warrants was $75,431, or $0.125 per warrant, and all of the warrants were purchased by the New Investors described below. The investors participating in the June 2005 Financing included eight private equity funds that had not previously participated in the Company's financing transactions (the "New Investors"), and two private equity funds affiliated with Soros Fund Management LLC ("Soros") that collectively own a majority of the Company's capital stock. In connection with the June 2005 Financing, the New Investors also purchased from Soros previously issued shares of the Company's Series D Preferred Stock with an aggregate liquidation preference and accrued dividends of $3,000,000. Both the Series D Preferred Stock and the Series F Preferred Stock are convertible into common stock. The number of shares to be issued upon a conversion is determined by dividing the liquidation preference of the shares of preferred stock to be converted by the conversion price. The conversion price of the Series D Preferred Stock is $0.76 and the conversion price of the Series F Preferred Stock is $2.32. As of December 31, 2005,
        823.118 shares of Series D Preferred Stock (plus all

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        accrued and unpaid dividends payable on such shares) had been converted into 1,454,645 shares of common stock and 1,720.286 shares of Series F Preferred Stock (plus all accrued and unpaid dividends payable on such shares) had been converted into 765,481 shares of common stock, leaving 6,313.43 and 5,279.714 shares of Series D Preferred Stock and Series F Preferred Stock, respectively, issued and outstanding.

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        maturity date of these notes was April 14, 2004. Subsequent to year end, the maturity date of these notes was extended to May 1, 2006.

        WARRANTS
        WARRANTS TO SOROS
        The Company has issued warrants to Soros in connection with past and recent financings as well as in connection with the Rosenthal Loan Facility (which has since been refinanced). Warrants issued in connection with the Company's Loan Facility are included in the table below and are described more fully in Note 11 below.

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

        WARRANTS TO SUPPLIER
        On December 22, 2003 the Company issued warrants to purchase 250,000 shares of Common Stock at an exercise price of $2.34 per share to a supplier of inventory in exchange for reduced pricing. The warrants are fully vested and expire on December 22, 2006. The Company valued the warrants using the Black-Scholes option pricing model (key assumptions: risk free interest rate: 3.75%, volatility 85%, expected life 2 years, zero dividend yield). The total value of $502,500 was capitalized and classified as prepaid inventory. The Company reclassified the prepaid inventory when inventory was purchased as a component of the inventory cost. As of December 31, 2005 and 2004 approximately $0, and $251,000, respectively, of this asset remained on the balance sheet and was included in other current assets.

        WARRANTS ISSUED TO INVESTORS
        The Company used the Black-Scholes option pricing method (assumption: volatility 79%, risk free rate 3.86% one and a half year expected life and zero dividend yield) to calculate the value of the 603,448 warrants issued in connection with the June 2005 Financing. Using those assumptions a value of approximately $423,000 was assigned to the warrant. In accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the Company evaluated the total value ascribed to the warrants under Black-Scholes and compared that to the total proceeds

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        raised. In connection with that the Company recognized a beneficial conversion feature of approximately $87,000.

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

        The following table represents warrants issued to purchase Common Stock as of December 31, 2005:

                    NUMBER OF
        PARTY        WARRANTS    EXERCISE PRICE RANGE       EXPIRATION DATES
        ---------   ----------   --------------------  -------------------------
        Investors      989,249       $2.87 - $3.96      June 2008 - January 2009
        Soros          606,644       $0.78 - $2.34     January 2007 - March 2013
        Supplier       250,000           $2.34               December 2006
        Others          37,500           $1.34                March 2006
                    ----------
                     1,883,393
                    ==========

        STOCK OPTION PLANS
        The Company's Board of Directors has adopted three stock option plans, one in April 2005, one in July 2000 and the other in May 1997 (collectively the "Plans"). The Plans were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted. Vesting terms of the options range from immediately to a ratable vesting period of four years. The Plans have an aggregate of 15,700,000 shares authorized for issuance.

        The following table summarizes the Company's stock option activity:

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
                                                                      WEIGHTED
                                                        NUMBER         AVERAGE
                                                          OF          EXERCISE
                                                        SHARES         PRICE
                                                     ------------   ------------
        BALANCE AT JANUARY 1, 2003                      8,508,412   $       2.27

        Options granted                                 2,561,000   $       1.34
        Options canceled                                 (705,030)  $       3.49
        Options exercised                              (1,856,012)  $       1.59
                                                     ------------
        BALANCE AT DECEMBER 31, 2003                    8,508,370   $       2.04

        Options granted                                 2,629,750   $       2.74
        Options canceled                                 (534,360)  $       2.57
        Options exercised                                (790,381)  $       0.95
                                                     ------------
        BALANCE AT DECEMBER 31, 2004                    9,813,379   $       2.28
                                                     ------------
        Options granted                                 2,039,000   $       1.39
        Options canceled                               (2,216,567)  $       3.56
        Options exercised                              (1,597,284)  $       0.94
                                                     ------------
        BALANCE AT DECEMBER 31, 2005                    8,038,528   $       1.97
                                                     ------------
        Eligible for exercise at December 31, 2003      4,523,606   $       1.30
        Eligible for exercise at December 31, 2004      6,512,125   $       2.44
        Eligible for exercise at December 31, 2005      4,969,929   $       2.15

        The stock options are exercisable in different periods through 2014. Additional information with respect to the outstanding options as of December 31, 2005, is as follows:

                                 OPTIONS OUTSTANDING                             OPTIONS EXERCISABLE
                          ---------------------------------                  ---------------------------
                                              WEIGHTED          WEIGHTED                      WEIGHTED
            RANGE OF                           AVERAGE           AVERAGE                      AVERAGE
            EXERCISE         OPTIONS          REMAINING         EXERCISE       OPTIONS        EXERCISE
             PRICES        OUTSTANDING    CONTRACTUAL LIFE       PRICE        EXERCISABLE      PRICE
        ---------------   ------------   ------------------   ------------   ------------   ------------
        $ 0.00 - $ 1.66      4,975,616       8.0 Years        $       1.23      3,187,903   $       1.17
        $ 1.66 - $ 3.32      2,697,512       7.6 Years        $       2.32      1,471,055   $       2.54
        $ 3.32 - $ 4.98        101,000       8.1 Years        $       3.92         46,571   $       3.92
        $ 4.98 - $ 6.64         22,250       3.0 Years        $       5.11         22,250   $       5.11
        $ 6.64 - $ 9.96         52,750       3.6 Years        $       9.17         52,750   $       9.17
        $ 9.96 - $11.62        104,250       4.0 Years        $      11.20        104,250   $      11.20
        $11.62 - $14.94          6,250       3.9 Years        $      14.04          6,250   $      14.04
        $14.94 - $16.60         78,900       3.1 Years        $      15.13         78,900   $      15.13
        $ 0.69 - $16.60      8,038,528       7.6 Years        $       1.97      4,969,929   $       2.15

        The Company does not recognize compensation expense for stock options granted to employees and directors with an exercise price at or above fair market value at the date of the grant, in accordance with APB No.
        25. The fair value of options granted during 2005, 2004 and 2003 was approximately $2.5 million, $6.8 million and $2.9 million, respectively. The Company calculated the fair value of each option grant on the date of the grant using the Black-Scholes option pricing model as prescribed by SFAS No. 123.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        The following assumptions were used in applying the model:

                                      YEAR ENDED DECEMBER 31,
                                   ------------------------------
                                     2005       2004       2003
                                   --------   --------   --------
        Risk-free interest rates       4.22%      3.63%      3.59%
        Expected life (in years)          6          6          6
        Dividend yield                    0%         0%         0%
        Expected volatility             138%       139%       113%

        As of December 31, 2005, the Company has reserved an aggregate of 54,438,040 shares of Common Stock for the conversion of Preferred Stock and the exercise of Stock Options and Warrants.

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

        In January 2004, the Company also extended the maturity dates on the Convertible Promissory Notes issued to Soros in July and October 2003 (the "Notes"). The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended to March 1, 2005. In February 2006, the maturity date of the Notes was further extended to May 1, 2007.

11.     FINANCING AGREEMENT

        In July 2005, the Company entered into a new three year revolving credit facility ("Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). The Credit Facility refinanced the Company's previous credit facility (the "Rosenthal Facility") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of December 31, 2005, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was approximately $6,650,000 of which $2,900,000 was committed, leaving approximately $3,750,000 available for further borrowings. As a result of the refinancing of the Rosenthal Facility, the Company also regained access to approximately $1,250,000 of the cash that had previously been restricted because it was being held as cash collateral by Rosenthal under the terms of the Rosenthal Facility.

        Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open. For the years ended December 31, 2005, 2004 and 2003 total interest expense and fees related to the credit facilities totaled approximately $196,000, $112,000 and $77,000, respectively.

        Subject to certain conditions, if the Company defaults on any of its obligations under the Credit Facility, Wells Fargo has the right to draw upon the Soros LC to satisfy any such obligations. If Wells draws on the Soros LC, pursuant to the terms of a reimbursement agreement between the Company and Soros, the Company would have the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros LC plus interest accrued thereon. In addition, the Company is required to pay Soros Fund Management LLC an annual fee in connection with the issuance and maintenance of the Soros LC in an amount equal to the fee that we would be required to pay in order to have a similar letter of credit issued under the Credit Facility. For the year beginning on the date of the closing of the Credit Facility this formula requires an annual fee of $55,000. The Company is also required to reimburse Soros for any costs and expenses associated with the issuance and maintenance of the Soros LC. In connection with the Soros LC we granted the Soros Fund a subordinated lien on substantially all of our assets, including our cash balances, in order to secure our reimbursement obligations. If we default under the loan facility, our lender and/or the Soros Fund would be entitled, among other things, to foreclose on our assets in order to satisfy our obligations under the loan facility.

        Under the terms of the Credit Facility, Soros has the right to purchase all of our obligations from Wells Fargo at any time if we are then in default under the Credit Facility.

        SOROS WARRANTS IN CONNECTION WITH ROSENTHAL LOAN FACILITY
        Prior to April 2004, Soros guaranteed repayment of the Rosenthal Loan Facility (the "Soros Guarantee"). The Company issued warrants to Soros in consideration for the establishment and continuance of the Soros Guarantee as described below.

        The following table represents the warrants issued to Soros in connection with the Loan Facility:

          NUMBER OF      DATE      EXERCISE                           ASSUMPTIONS UNDER
          WARRANTS      ISSUED       PRICE      EXPIRATION DATE         BLACK-SCHOLES              REASON
        ------------   ---------   --------     ---------------   -----------------------   --------------------
             100,000   March 31,   $   0.88(1)   September 11,     Risk Free Rate - 4.86%   As consideration for
                         2001                        2011             Volatility - 117%      Soros establishing
                                                                       Term - 5 years        the Soros Guarantee

              60,000   March 22,   $   1.66(1)   March 22, 2007    Risk Free Rate - 5.25%   In consideration for
                         2002                                         Volatility - 184%      Soros extending the
                                                                       Term - 3 years          Soros Guarantee
                                                                                              until 11/15/2003

              25,000   March 17,   $   0.78(2)   March 17, 2013    Risk Free Rate - 3.31%   In consideration for
                         2003                                         Volatility - 123%      Soros extending the
                                                                       Term - 4 years          Soros Guarantee
                                                                                              until 11/15/2004

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

12.     QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

        Amounts in thousands, except per share data:

                                                                    QUARTER ENDED
                                              ---------------------------------------------------------
2005                                            March 31        June 30     September 30    December 31
-------------------------------------------   ------------   ------------   ------------   ------------
Net Sales                                     $     13,502   $     12,029   $     12,045   $     21,235
                                              ============   ============   ============   ============
Gross Profit                                  $      4,885   $      4,651   $      4,575   $      8,884
                                              ============   ============   ============   ============
Net loss                                      $       (893)  $     (1,169)  $     (1,703)  $        (55)
                                              ============   ============   ============   ============
Preferred stock dividends                     $     (1,115)  $     (1,169)  $     (1,387)  $     (1,287)
                                              ============   ============   ============   ============
Net loss available to common shareholders     $     (2,008)  $     (2,338)  $     (3,090)  $     (1,342)
                                              ============   ============   ============   ============
(Loss) per common share - basic and diluted   $      (0.13)  $      (0.15)  $      (0.20)  $      (0.07)
                                              ============   ============   ============   ============

                                                                    QUARTER ENDED
                                              ---------------------------------------------------------
2004                                            March 31        June 30     September 30    December 31
-------------------------------------------   ------------   ------------   ------------   ------------
Net Sales                                     $     11,114   $      9,495   $      8,675   $     14,515
                                              ============   ============   ============   ============
Gross Profit                                  $      3,782   $      3,807   $      2,966   $      5,851
                                              ============   ============   ============   ============
Net Income (Loss)                             $     (1,130)  $       (708)  $     (1,960)  $          7
                                              ============   ============   ============   ============
Preferred stock dividends                     $     (1,024)  $     (1,062)  $     (1,090)  $     (1,099)
                                              ============   ============   ============   ============
Net loss available to common shareholders     $     (2,154)  $     (1,770)  $     (3,050)  $     (1,092)
                                              ============   ============   ============   ============
(Loss) per common share - basic and diluted   $      (0.15)  $      (0.12)  $      (0.21)  $      (0.07)
                                              ============   ============   ============   ============

13.     RELATED PARTY TRANSACTIONS

        In August 2004, the Company entered into a Separation Agreement with its former Chief Executive Officer in connection with his resignation. Under the terms of the agreement, he agreed to remain employed by the Company in a non-executive capacity through November 30, 2004 (the "Termination Date") at his then-current salary and to extend the period of the non-competition and non-solicitation covenants contained in his employment agreement from one year to two years after

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

        the Termination Date. In consideration for these agreements, the Company, among other things, agreed to (i) to make salary continuation payments equal to his salary until June 30, 2005, (ii) to continue to provide his then-current employee benefits for a period of one year following the Termination Date, and (iii) to issue him an option to purchase 100,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant and (iv) that all outstanding stock options held by him would vest upon the Termination Date. The Company valued the warrants using the Black Scholes option pricing model using the following assumptions: risk free interest rate: 3.88%, volatility 137%, expected life 1 year, zero dividend yield, and charged $113,000 for the options and $212,000 related to severance and benefits to general and administrative expense in the third quarter of 2004.

        In December 2003, the Company retained a former Executive Vice President of the Company as a consultant. For the year ended December 31, 2004, payments made to the individual were $58,000.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2005

         Column A                     Column B                    Column C                     Column D         Column E
                                                      ----------------------------------
                                                            (1)                (2)
--------------------------------   ---------------    ---------------    ---------------    ---------------   ---------------
                                                                                                                Balance end
                                      Beginning           Charged            Charged                             of Period
                                     Balance at           to Costs           to other                            December 31,
Description                        January 1, 2005     and Expenses         Accounts          Deductions           2005
--------------------------------   ---------------    ---------------    ---------------    ---------------   ---------------
Allowance for Sales Returns             (2,174,000)       (34,820,000)                 -         33,587,000        (3,407,000)

Allowance for Doubtful Accounts            (44,000)          (270,000)                 -            236,000           (78,000)

Inventory Reserves                        (835,000)          (659,000)                 -            712,000          (782,000)

Deferred Tax Valuation Allowance       (28,738,000)        (1,533,000)          (441,000)                 -       (30,712,000)


         Column A                     Column B                    Column C                     Column D         Column E
                                                      ----------------------------------
                                                            (1)                (2)
--------------------------------   ---------------    ---------------    ---------------    ---------------   ---------------
                                                                                                                Balance end
                                      Beginning           Charged            Charged                             of Period
                                     Balance at           to Costs           to other                            December 31,
Description                        January 1, 2004     and Expenses         Accounts          Deductions           2004
--------------------------------   ---------------    ---------------    ---------------    ---------------   ---------------
Allowance for Sales Returns             (2,528,000)       (24,186,000)                 -         24,540,000        (2,174,000)

Allowance for Doubtful Accounts            (40,000)          (237,000)                 -            233,000           (44,000)

Inventory Reserves                        (673,000)          (100,000)                 -            (62,000)         (835,000)

Deferred Tax Valuation Allowance       (26,872,000)        (1,518,000)          (348,000)                 -       (28,738,000)

         Column A                     Column B                    Column C                     Column D         Column E
                                                      ----------------------------------
                                                            (1)                (2)
--------------------------------   ---------------    ---------------    ---------------    ---------------   ---------------
                                                                                                                Balance end
                                      Beginning           Charged            Charged                             of Period
                                     Balance at           to Costs           to other                            December 31,
Description                        January 1, 2003     and Expenses         Accounts          Deductions           2003
--------------------------------   ---------------    ---------------    ---------------    ---------------   ---------------
Allowance for Sales Returns             (1,725,000)       (21,589,000)                 -         20,786,000        (2,528,000)

Allowance for Doubtful Accounts            (50,000)          (131,000)                 -            141,000           (40,000)

Inventory Reserves                        (560,000)          (440,000)                 -            327,000          (673,000)

Deferred Tax Valuation Allowance       (22,501,000)        (2,299,000)        (2,072,000)                 -       (26,872,000)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers and directors, and their ages and positions, are as follows:

NAME                      AGE   POSITION
-----------------------   ---   ---------------------------------------------------
Alan Kane                  63   Chairman of the Board of Directors
Melissa Payner-Gregor      46   Chief Executive Officer and President
Patrick C. Barry           43   Chief Financial Officer and Chief Operating Officer
Barry Erdos                60   Director
Ann Jackson                53   Director
Martin Keane               40   Senior Vice President of E-Commerce
Bradford Matson            48   Chief Marketing Officer
Christopher G. McCann      44   Director
Martin Miller              74   Director
Neal Moszkowski            39   Director
David Wassong              34   Director

Alan Kane has served as a director since August 2002 and became Chairman of the Board in August 2004. Since September 2005, Mr. Kane has been the Dean of the Business School at the Fashion Institute of Technology (FIT). In addition, since September 1997, Mr. Kane has been the professor of retailing at the Columbia University Graduate School of Business. Before joining the Columbia Business School, Mr. Kane spent 28 years in the retailing industry. His experience in the retailing industry includes the following: President and Chief Executive Officer of Grossman's Eastern Division, a building materials retailer, from 1993 to 1994, President and Chief Executive Officer of Pergament Home Centers, a home center retailer, from 1991 to 1993, Private Consultant in the retailing industry from 1987 to 1991, and President and Chief Executive Officer of Hahne & Company, a department store chain and division of May Company, from 1979 to 1987. He has also served as a member of the Board of Directors of Circuit City Stores, Inc. an electronics retailer, since 2003.

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

Patrick C. Barry served as an Executive Vice President from July 1998 to September 2000 and has been our Chief Financial Officer since August 1998. In September 2000, Mr. Barry assumed the role of Chief Operating Officer and has also served us in that capacity since such time. From June 1996 to July 1998, Mr. Barry served as the Chief Financial Officer and the Vice President of Operations of Audible, Inc., an Internet commerce and content provider. From March 1995 to June 1996, Mr. Barry was the Chief Financial Officer of Warner Music Enterprises, a direct marketing subsidiary of Time Warner, Inc. From July 1993 to March 1995, Mr. Barry served as Controller of Book-of-the-Month Club, a direct marketing subsidiary of Time Warner, Inc.

Barry Erdos has served as a director since February 2005. Since April 2004, Mr. Erdos has served as President and Chief Operating Officer of Build a Bear Workshop, Inc., a specialty retailer of plush animals and related products. Mr. Erdo has been a Director of Build a Bear Workshop, Inc. since July 2005. Mr. Erdos was the Chief Operating Officer and a director of Ann Taylor Stores Corporation and Ann Taylor Inc., a women's apparel retailer, from November 2001 to April 2004. He was Executive Vice President, Chief Financial Officer and Treasurer of Ann Taylor Stores Corporation and Ann Taylor Inc. from 1999 to 2001. Prior to that, he was Chief Operating Officer of J. Crew Group, Inc., a specialty retailer of apparel, shoes and accessories, from 1998 to 1999.

Ann Jackson has served as a director since August 2005. Ms. Jackson is currently the Chief Executive Officer of WRC Media, Inc. From 2003 to 2005 Ms. Jackson was a partner at private equity fund Ripplewood Holdings. From 1980 to 2003, Ms. Jackson worked in various departments and publications at Time, Inc. From 2002 to 2003, she served as Group President of InStyle, Real Simple, Parenting and Essence Magazines. She was the founding publisher of InStyle, which launched in 1994. During her tenure at Time, Inc., Ms. Jackson also held positions in corporate finance, direct mail for Time-Life Books Europe, served as business manager for Money Magazine and general manager for Sports Illustrated and People.

Martin Keane served as Vice President of Product Development and E-Commerce from January 1999 through September 2004 when he assumed the role of Senior Vice President of E-Commerce. From 1997 to 1999, Mr. Keane was the Design Director for Music Boulevard, an E-Commerce site owned by N2K, Inc. From 1990 to 1997, Mr. Keane served as Regional Manager for APCO Graphics, an architectural graphics company.

Bradford Matson has served as our Chief Marketing Officer since September 2005. Mr. Matson, was a marketing executive at Spiegel Catalog from 1981 to 2003, where he held various senior level positions, including Senior Vice President of Advertising and Brand Communications from 2001 to 2003, Vice President of Advertising from 2000 to 2001 and Vice President of Advertising and Marketing for Portfolio SBUs from 1997 to 1999. From 2004 to 2005, Mr. Matson served as Director of Marketing and Communications for the Steppenwolf Theatre Co.

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

Neal Moszkowski has served as a director since August 1999 and is the Series A Preferred Stock designee. Since April 2005 Mr. Moszkowski has been Co-CEO of TowerBrook Capital Partners, L.P. ("TowerBrook"), a private equity investment company, based in the New York office. Prior to the formation of TowerBrook and since August 1998, Mr. Moszkowski was Co-Head of Soros Private Equity, a division of Soros Fund Management LLC and was a member of the Management Committee of Soros Fund Management LLC. Prior to joining Soros Private Equity, Mr. Moszkowski was an Executive Director of Goldman Sachs International and a Vice President of Goldman, Sachs & Co., an investment banking firm, in its Principal Investment Area. He joined Goldman, Sachs & Co. in August 1993. Mr. Moszkowski is also a Director of Integra Life Sciences Holdings, Inc., a medical products company, Wellcare Health Plans, Inc., a managed care services provider and Jet Blue Airways Corporation, a low fare airline.

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

CORPORATE GOVERNANCE

Our Board of Directors has reviewed the independence of each of our directors on the basis of the standards adopted by Nasdaq. In this review, the Board considered transactions and relationships between us, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. As a result of this review, the Board of Directors affirmatively determined that Messrs. Miller, Kane, Erdos and McCann and Ms. Jackson are each "independent directors" within the meaning of the Nasdaq rules. Because Soros owns a majority of the voting power of our capital stock, the Board determined that it was appropriate for us to rely upon the "Controlled Company" exemption provided by Nasdaq rules. Accordingly, Nasdaq rules do not require that a majority of our Board of Directors be independent, and, similarly, do not require that all of the members of the Nominating Committee (as defined below) be independent.

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

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the "Reporting Persons") to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Common Stock. Reporting Persons are required to furnish us with copies of all such reports. During 2005, Martin Keane, our Senior Vice President of E-Commerce, was late in filing a Form 4 relating to a stock option grant, but did file the required form. To our knowledge, based solely on a review of copies of such reports furnished to us, we believe that during the 2005 fiscal year all Reporting Persons complied with all applicable
Section 16(a) reporting requirements except as noted above.

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

COMPENSATION OF EXECUTIVE OFFICERS

The following table sets forth information concerning the compensation paid by us during the fiscal years ended December 31, 2005, 2004 and 2003 to our Chief Executive Officer, and our three other executive officers who received total compensation from us in excess of $100,000 in the year 2005 (the "Named Executive Officers").

                                                                                              LONG TERM
                                                        ANNUAL COMPENSATION                  COMPENSATION
                                               ---------------------------------------      --------------
                                                                                              SECURITIES
                                                                          OTHER ANNUAL        UNDERLYING
NAME AND PRINCIPAL POSITION             YEAR     SALARY      BONUS        COMPENSATION          OPTIONS
-------------------------------------   ----   ---------   ---------      ------------      --------------
Melissa Payner-Gregor                   2005   $ 488,462   $ 100,000(4)   $        655         450,000(1)
Chief Executive Officer and President   2004   $ 466,960   $ 295,000(3)   $        655         700,000(2)
                                        2003   $ 112,500          --      $         --       1,200,000(1)

Patrick C. Barry                        2005   $ 300,000   $  50,000(4)   $        590         300,000(1)
Chief Financial Officer and Chief       2004   $ 260,429   $ 170,000      $        590         300,000(1)
  Operating Officer                     2003   $ 225,000          --      $        590              --

Bradford Matson                         2005     100,962   $  20,000(4)   $         --         500,000(1)
Chief Marketing Officer

Martin Keane                            2005   $ 182,500   $  25,000(4)             --          70,000(1)
Senior Vice President of E-Commerce     2004   $ 171,538   $  25,000      $         --              --
                                        2003   $ 152,308   $  20,000      $         --              --

(1) Options granted at an exercise price equal to 100% of the fair market value on the date of grant.
(2) Options granted at an exercise price equal to 100% of the fair market value on the date of grant, except for 100,000 options that, pursuant to Ms. Payner-Gregor's employment agreement, were granted at an exercise price of $1.56 (the fair market value of the Common Stock on the date of Ms. Payner-Gregor's employment agreement). The fair market value of the common stock on the date of grant of such options was $2.49 per share.
(3) Includes $75,000 paid to Ms. Payner-Gregor in connection with her relocation to New York in accordance with her employment agreement.
(4) Earned in 2005 but will be paid in 2006.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The members of the Option Plan/Compensation Committee are Neal Moszkowski and Martin Miller. No member of our Option Plan/Compensation Committee has at any time been an employee of ours. None of our executive officers serves as a member of the board of directors or compensation committee of any entity that has one or more executive officers serving as a member of our board of directors or Option Plan/Compensation Committee.

EMPLOYMENT AGREEMENTS

We currently have employment agreements with Ms. Payner-Gregor, Mr. Barry, Mr. Matson and Mr. Keane. Each such employment agreement provides for a base salary, subject to increase by the Compensation Committee, and an annual bonus to be determined by the Compensation Committee. Currently, their annual salaries are $500,000, $300,000, $350,000 and $190,000, respectively. Ms. Payner-Gregor's annual bonus for each fiscal year during her agreement cannot be less than 3% of our net income for such fiscal year, subject to a cap equal to 200% of her base salary. Her bonus is subject to a minimum floor of $100,000. Mr. Matson is entitled to receive a minimum bonus of $50,000 for the year ended December 31, 2006.

The employment agreements for Ms. Payner-Gregor, Mr. Barry, Mr. Matson and Mr. Keane terminate on March 1, 2007, June 30, 2006, September 19, 2008 and March 1, 2008, respectively. The employment agreements with Ms. Payner-Gregor and Mr. Barry include provisions pursuant to which the agreement is automatically renewed for successive one year terms unless one party provides notice to the other of such party's desire not to renew such agreement at least 90 days prior to the end of the then-current term of such agreement.

Each of these employment agreements obligates the Company to make severance payments equal to up to six months' salary in connection with a termination by the Company of such Named Executive Officer's employment, other than for cause, and also provides for the immediate vesting of any stock options held by them under such circumstances. Ms. Payner-Gregor's and Mr. Barry's employment agreements also provide for the immediate vesting of any stock options held by such Named Executive Officer upon the occurrence of certain events classified as a "Change In Control". In addition, Ms. Payner-Gregor's and Mr. Barry's employment agreements provide that upon the occurrence of certain events classified as a "Change of Control" in which cash, securities or other consideration is paid or payable, or otherwise to be distributed directly to the Company's stockholders, each such Named Executive shall receive a bonus equal to a percentage of the proceeds received by the Company's stockholders.

OPTION GRANTS IN LAST FISCAL YEAR

The following table contains information concerning the grant of stock options to the Named Executives Officers during the fiscal year ended December 31, 2005:

                                                 INDIVIDUAL GRANTS                         POTENTIAL REALIZABLE
                       -----------------------------------------------------------------    VALUE AT ASSUMED
                                                % OF TOTAL                                ANNUAL RATES OF STOCK
                                                  OPTIONS                                  PRICE APPRECIATION
                       NUMBER OF SECURITIES      GRANTED TO     EXERCISE OR                  FOR OPTION TERM
                        UNDERLYING OPTIONS     EMPLOYEES IN        BASE       EXPIRATION  ---------------------
NAME                       GRANTED (#)        FISCAL YEAR (%)     PRICE ($)      DATE         5%          10%
--------------------   --------------------   ---------------   -----------   ----------  ----------  ---------
Melissa Payner-Gregor               200,000             10.46%  $      1.26     3/23/15   $ 291,722   $ 335,412
                                    250,000             13.07%  $      1.20    12/27/15   $ 347,288   $ 399,300

Patrick C. Barry                    100,000              5.23%  $      1.26     3/23/15   $ 145,861   $ 167,706
                                    200,000             10.46%  $      1.20    12/27/15   $ 277,830   $ 319,440

Bradford Matson                     400,000             20.92%  $      1.69     9/19/15   $ 782,555   $ 899,756
                                    100,000              5.23%  $      1.20    12/27/15   $ 138,915   $ 159,720

Martin Keane                         50,000              2.61%  $      1.26     3/23/15   $  72,930   $  83,853
                                     20,000              1.05%  $      1.54     9/30/15   $  35,655   $  40,995

The Company does not currently grant stock appreciation rights.

OPTION HOLDINGS

The following table sets forth information with respect to the Named Executive Officers concerning the number and value of unexercised options held at December 31, 2005.

                                                                SECURITIES UNDERLYING           VALUE OF UNEXERCISED
                                                                 UNEXERCISED OPTIONS            IN-THE-MONEY OPTIONS
                               SHARES                          AT DECEMBER 31, 2005 (#)      AT DECEMBER 31, 2005 ($)(1)
                             ACQUIRED ON        VALUE       -----------------------------   -----------------------------
NAME                          EXERCISE #      REALIZED $     EXERCISABLE    UNEXERCISABLE   EXERCISABLE     UNEXERCISABLE
-------------------------   -------------   -------------   -------------   -------------   -------------   -------------
Melissa Payner-Gregor                  --              --       1,280,247       1,069,753              --              --
Patrick C. Barry                       --              --       1,805,322         439,590   $     210,000              --
Bradford Matson                        --              --              --         500,000              --              --
Martin Keane                           --              --         410,622          59,378   $      63,000              --

(1) Represents the value of unexercised, in-the-money stock options at December 30, 2005, using the $1.12 closing price of the Common Stock on that date.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

COMMON STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of February 17, 2006, for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Patrick C. Barry                                         1,816,572(3)                    8.1%
Barry Erdos                                                 32,500(4)                       *
Ann Jackson                                                     --                          *

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Alan Kane                                                   52,500(5)                       *
Martin Keane                                               440,017(6)                    2.1%
Bradford Matson                                              8,333(7)                       *
Martin Miller                                               45,000(8)(9)                    *
Neal Moszkowski (10)                                        32,500(11)                      *
Christopher G. McCann                                       25,000(12)                      *
Melissa Payner-Gregor                                    1,479,341(13)                   6.7%
David Wassong (14)                                          25,000(15)                      *
SFM Domestic Investments LLC                             1,509,486(16)(20)               6.9%
Quantum Industrial Partners LDC                         46,127,113(17)(20)              75.2%
George Soros                                            47,636,602(18)(20)              76.0%
All directors and executive
 officers as a group (11 persons)                        3,956,763(19)                  16.2%

----------
*Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Includes 1,811,572 shares of Common Stock issuable upon exercise of options granted under the Plan.
(4) Includes 32,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(5) Includes 52,500 shares of Common Stock issuable upon exercise of options granted under the Plan.
(6) Includes 440,017 shares of Common Stock issuable upon exercise of options granted under the Plan.
(7) Includes 8,333 shares of Common Stock issuable upon exercise of options granted under the Plan.
(8) Includes 3,000 shares of Common Stock held by Madge Miller, the wife of Martin Miller, as to which Mr. Miller disclaims beneficial ownership.
(9) Includes 42,000 shares of Common Stock issuable upon exercise of options granted under the Plan.
(10) Mr. Moszkowski's address is c/o, TowerBrook Capital Partners, L.P., 430 Park Avenue New York, New York, 10022. Mr. Moszkowski is the designee of the holders of the Series A Preferred Stock. Mr. Moszkowski disclaims beneficial ownership of the shares of Common Stock beneficially owned by George Soros, SFMDI and QIP (as defined in notes (15) and (16) below) and none of such shares are included in the table above as being beneficially owned by him.
(11) Includes 32,500 shares of Common Stock issuable upon exercise of options granted under the Plan. Certain of the options are held for the benefit of QIP.
(12) Includes 25,000 shares of Common Stock issuable upon exercise of options granted under the Plan.
(13) Includes 1,479,341 shares of Common Stock issuable upon exercise of options granted under the Plan.
(14) Mr. Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 33rd floor, New York, New York 10106. Mr. Wassong is the designee of the holders of the Series B Preferred Stock. Mr. Wassong disclaims beneficial ownership of the shares of Common Stock beneficially owned by George Soros, SFMDI and QIP (as defined in notes (15) and (16) below) and none of such shares are included in the table above as being beneficially owned by him.
(15) Includes 25,000 shares of Common Stock issuable upon exercise of options granted under the Plan. Certain of the options are held for the benefit of QIP.
(16) Represents: 124,700 shares of Common Stock issuable upon conversion of 14,590 shares of Series A Preferred Stock; 866,942 shares of Common Stock issuable upon conversion of 281,571 shares of Series B Preferred Stock; 41,710 shares of Common Stock issuable upon conversion of 31.7 shares of Series C Preferred Stock; 201,091 shares of Common Stock issuable upon conversion of 152.829 shares of Series D Preferred Stock; 41,710 shares of Common

     Stock issuable upon conversion of 31.7 shares of Series E Preferred Stock; 41,121 shares of Common Stock issuable upon conversion of 95.4 shares of Series F Preferred Stock; 172,995 shares of Common Stock; 19,220 shares of Common Stock issuable upon exercise of warrants (collectively, the "SFMDI Shares") held in the name of SFM Domestic Investments LLC ("SFMDI"). SFMDI is a Delaware limited liability company. As sole managing member of SFMDI, George Soros ("Mr. Soros") may also be deemed the beneficial owner of the SFMDI Shares. The principal address of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(17) Represents: 3,806,923 shares of Common Stock issuable upon conversion of 445,410 shares Series A Preferred Stock; 26,503,095 shares of Common Stock issuable upon conversion of 8,607,843 shares of Series B Preferred Stock; 1,274,078 shares of Common Stock issuable upon conversion of 968.3 shares of Series C Preferred Stock; 6,142,450 shares of Common Stock issuable upon conversion of 4,668.262 shares of Series D Preferred Stock; 1,274,078 shares of Common Stock issuable upon conversion of 968.3 shares of Series E Preferred Stock; 1,251,983 shares of Common Stock issuable upon conversion of 2,904.6 shares of Series F Preferred Stock; 5,287,082 shares of Common Stock; 587,424 shares of Common Stock issuable upon exercise of warrants (collectively, the "QIP Shares") held in the name of Quantum Industrial Partners LDC ("QIP"). QIP is an exempted limited duration company formed under the laws of the Cayman Islands with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIH Management Investor, L.P. ("QIHMI"), an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company ("QIH Management"). Soros Fund Management LLC, a Delaware limited liability company ("SFM"), is the sole managing member of QIH Management Mr. Soros, as Chairman of SFM, may be deemed to have shared voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIP, QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be the beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(18) See (16) and (17) above.
(19) Includes 3,948,763 shares of Common Stock issuable upon exercise of options.
(20) See "Risk Factors - Soros Owns a Majority of Our Stock."

SERIES A PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series A Preferred Stock of the Company as of February 17, 2006, for (i) each person who is known by the Company to own beneficially more than 5% of the Series A Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Patrick C. Barry                                                 -                         -
Barry Erdos                                                      -                         -
Ann Jackson                                                      -                         -
Alan Kane                                                        -                         -
Martin Keane                                                     -                         -
Bradford Matson                                                  -                         -
Martin Miller                                                    -                         -
Neal Moszkowski (3)                                              -                         -
Christopher G. McCann                                            -                         -
Melissa Payner-Gregor                                            -                         -
David Wassong (3)                                                -                         -
Quantum Industrial Partners LDC                            445,410(4)(6)                96.8%
George Soros                                               460,000(5)(6)               100.0%

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
All directors and executive officers
 as a group (11 persons)                                         -                         -

----------
*Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o TowerBrook Capital Partners, L.P., 430 Park Avenue New York, New York 10022 and Mr. Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the Series A Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series A Preferred Stock held in the name of QIP (the "QIP A Shares"). QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, as Chairman of SFM, may be deemed to have shared voting power and sole investment power with respect to the QIP A Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 14,590 shares of Series A Preferred Stock held in the name of SFMDI (the "SFMDI A Shares") and (ii) the QIP A Shares referenced in Note 4 above. As sole managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI A Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SERIES B PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series B Preferred Stock of the Company as of February 17, 2006, for (i) each person who is known by the Company to own beneficially more than 5% of the Series B Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executive Officers, and (iv) all directors and executive officers as a group.

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Patrick C. Barry                                                 -                         -
Barry Erdos                                                      -                         -
Ann Jackson                                                      -                         -
Alan Kane                                                        -                         -
Martin Keane                                                     -                         -
Bradford Matson                                                  -                         -
Martin Miller                                                    -                         -
Neal Moszkowski (3)                                              -                         -

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Christopher G. McCann                                            -                         -
Melissa Payner-Gregor                                            -                         -
David Wassong (3)                                                -                         -
Quantum Industrial Partners LDC                          8,607,843(4)(6)                96.8%
George Soros                                             8,889,414(5)(6)               100.0%
All directors and executive officers
 as a group (11 persons)                                         -                         -

----------
*Less than 1%.

(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o TowerBrook Capital Partners, L.P., 430 Park Avenue New York, New York 10022 and Mr. Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series B Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series B Preferred Stock held in the name of QIP (the "QIP B Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, as Chairman of SFM, may be deemed to have shared voting power and sole investment power with respect to the QIP B Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 281,571 shares of Series B Preferred Stock held in the name of SFMDI (the "SFMDI B Shares") and (ii) the QIP B Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SERIES C PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series C Preferred Stock of the Corporation as of February 17, 2006, for (i) each person who is known by the Corporation to own beneficially more than 5% of the Series C Preferred Stock of the Corporation,
(ii) each of the Corporation's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Patrick C. Barry                                                 -                         -
Barry Erdos                                                      -                         -

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Ann Jackson                                                      -                         -
Alan Kane                                                        -                         -
Martin Keane                                                     -                         -
Bradford Matson                                                  -                         -
Martin Miller                                                    -                         -
Neal Moszkowski (3)                                              -                         -
Christopher G. McCann                                            -                         -
Melissa Payner-Gregor                                            -                         -
David Wassong (3)                                                -                         -
Quantum Industrial Partners LDC                              968.3(4)(6)                96.8%
George Soros                                               1,000.0(5)(6)               100.0%
All directors and executive officers as
 a group (11 persons)                                           -                         -

----------
*Less than 1%.
(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o TowerBrook Capital Partners, L.P., 430 Park Avenue New York, New York 10022 and Mr. Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series C Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series C Preferred Stock held in the name of QIP (the "QIP C Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, as Chairman of SFM, may be deemed to have shared voting power and sole investment power with respect to the QIP C Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(5) Represents both (i) 31.7 shares of Series C Preferred Stock held in the name of SFMDI (the "SFMDI C Shares") and (ii) the QIP C Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI C Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(6) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SERIES D PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series D Preferred Stock of the Company as of February 17, 2006, for (i) each person who is known by the Company to own beneficially more than 5% of the Series D Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Patrick C. Barry                                                 -                         -
Barry Erdos                                                      -                         -
Ann Jackson                                                      -                         -
Alan Kane                                                        -                         -
Martin Keane                                                     -                         -
Bradford Matson                                                  -                         -
Martin Miller                                                    -                         -
Neal Moszkowski (3)                                              -                         -
Christopher G. McCann                                            -                         -
Melissa Payner-Gregor                                            -                         -
David Wassong (3)                                                -                         -
Portside Growth and Opportunity Fund(4)                     330.78                       5.7%
Quantum Industrial Partners LDC                           4,668.26(5)(7)                80.3%
George Soros                                              4,821.09(6)(7)                82.9%
All directors and executive officers as
 a group (11 persons)                                            -                         -

----------
*Less than 1%.
(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o TowerBrook Capital Partners, L.P., 430 Park Avenue New York, New York 10022 and Mr. Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series D Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Ramius Capital Group, LLC ("Ramius Capital") is the investment advisor of Portside Growth and Opportunity Fund ("Portside") and consequently has voting and investment power over securities held by Portside. Ramius Capital disclaims beneficial ownership of the shares held by Portside. Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the sole managing members of C4S & Co., LLC, the sole managing member of Ramius Capital. As a result, Messrs. Cohen, Stark, Strauss and Solomon may be considered beneficial owners of any shares deemed to be beneficially owned by Ramius Capital. Messrs. Cohen, Stark, Strauss and Solomon disclaim beneficial ownership of these shares.
(5) Represents the shares of Series D Preferred Stock held in the name of QIP (the "QIP D Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, as Chairman of SFM, may be deemed to have shared voting power and sole investment power with respect to the QIP D Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.

(6) Represents both (i) 152.829 shares of Series D Preferred Stock held in the name of SFMDI (the "SFMDI D Shares") and (ii) the QIP D Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI D Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(7) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SERIES E PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series D Preferred Stock of the Company as of February 17, 2006, for (i) each person who is known by the Company to own beneficially more than 5% of the Series D Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Patrick C. Barry                                                 -                         -
Barry Erdos                                                      -                         -
Ann Jackson                                                      -                         -
Alan Kane                                                        -                         -
Martin Keane                                                     -                         -
Bradford Matson                                                  -                         -
Martin Miller                                                    -                         -
Neal Moszkowski (3)                                              -                         -
Christopher G. McCann                                            -                         -
Melissa Payner-Gregor                                            -                         -
David Wassong (3)                                                -                         -
Quantum Industrial Partners LDC                              968.3(4)(6)                96.8%
George Soros                                                 1,000(5)(6)               100.0%
All directors and executive officers as
 a group (11 persons)                                            -                         -

----------
*Less than 1%.
(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o TowerBrook Capital Partners L.P., 430 Park Avenue New York, New York 10022 and Mr. Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series E Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Represents the shares of Series E Preferred Stock held in the name of QIP (the "QIP E Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, as Chairman of SFM, may be deemed to have shared voting power and sole investment power with respect to the QIP E Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.

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

SERIES F PREFERRED STOCK

The following table sets forth certain information with respect to the beneficial ownership of the Series F Preferred Stock of the Company as of February 17, 2006, for (i) each person who is known by the Company to own beneficially more than 5% of the Series F Preferred Stock of the Company, (ii) each of the Company's directors, (iii) the Named Executives, and (iv) all directors and executive officers as a group.

                                                NUMBER OF SHARES
NAME (1)                                       BENEFICIALLY OWNED            PERCENTAGE (2)
----------------------------------------      --------------------          ----------------
Patrick C. Barry                                                 -                         -
Barry Erdos                                                      -                         -
Ann Jackson                                                      -                         -
Alan Kane                                                        -                         -
Martin Keane                                                     -                         -
Bradford Matson                                                  -                         -
Martin Miller                                                    -                         -
Neal Moszkowski (3)                                              -                         -
Christopher G. McCann                                            -                         -
Melissa Payner-Gregor                                            -                         -
David Wassong (3)                                                -                         -
JGB Capital, L.P. (4)                                        284.6                       6.9%
Crescent International Ltd. (5)                              285.7                       6.9%
Portside Growth and Opportunity Fund(6)                      571.4                      13.8%
Quantum Industrial Partners LDC                            2,904.6(7)(9)               70.13%
George Soros                                                 3,000(8)(9)               72.43%
All directors and executive officers as
 a group (10 persons)                                            -                         -

----------
*Less than 1%.
(1) Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2) Beneficial ownership is determined in accordance with the rules of the Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3) Mr. Moszkowski's address is c/o TowerBrook Capital Partners L.P., 430 Park Avenue New York, New York 10022 and Mr. Wassong's address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 33rd Floor, New York, New York 10106. Messrs. Moszkowski and Wassong are the designees of the holders of the Series A and B Preferred Stock. Messrs. Moszkowski and Wassong disclaim beneficial ownership of the shares of Series F Preferred Stock beneficially owned by George Soros and QIP and none of such shares are included in the table above as being beneficially owned by them.
(4) Brett Cohen in his capacity as the President of JGB Management, Inc., the general partner of JGB Capital, LP, has voting and investment power over such securities.
(5) Mel Craw and Maxi Brezzi, in their capacity as managers of GreenLight Switzerland SA, the investment advisor to Crescent International Ltd., have voting and investment power over the shares owned by Crescent International Ltd. Messrs. Craw and Brezzi disclaim beneficial ownership of such shares.

(6) Ramius Capital Group, LLC ("Ramius Capital") is the investment advisor of Portside Growth and Opportunity Fund ("Portside") and consequently has voting and investment power over securities held by Portside. Ramius Capital disclaims beneficial ownership of the shares held by Portside. Peter A. Cohen, Morgan B. Stark, Thomas W. Strauss and Jeffrey M. Solomon are the sole managing members of C4S & Co., LLC, the sole managing member of Ramius Capital. As a result, Messrs. Cohen, Stark, Strauss and Solomon may be considered beneficial owners of any shares deemed to be beneficially owned by Ramius Capital. Messrs. Cohen, Stark, Strauss and Solomon disclaim beneficial ownership of these shares.
(7) Represents the shares of Series F Preferred Stock held in the name of QIP (the "QIP E Shares").QIP is an exempted limited duration company formed under the laws of the Cayman Islands, with its principal address at Kaya Flamboyan 9, Willemstad, Curacao, Netherlands Antilles. QIHMI, an investment advisory firm organized as a Delaware limited partnership, is a minority shareholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management. SFM is the sole managing member of QIH Management. Mr. Soros, as Chairman of SFM, may be deemed to have shared voting power and sole investment power with respect to the QIP F Shares. Accordingly, each of QIHMI, QIH Management, SFM and Mr. Soros may be deemed to be beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the Commission.
(8) Represents both (i) 95.4 shares of Series F Preferred Stock held in the name of SFMDI (the "SFMDI F Shares") and (ii) the QIP F Shares referenced in Note 4 above. As managing member of SFMDI, Mr. Soros also may be deemed the beneficial owner of the SFMDI F Shares. The principal office of SFMDI is at 888 Seventh Avenue, 33rd Floor, New York, New York 10106.
(9) See "Risk Factors - Change of Control Covenant and Liquidation Preference of Preferred Stock."

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

                  EQUITY COMPENSATION PLAN INFORMATION (AS OF DECEMBER 31, 2005)

                                                                                         NUMBER OF SECURITIES
                                                                                         REMAINING AVAILABLE FOR
                                                                                         FUTURE ISSUANCE UNDER
                                NUMBER OF SECURITIES TO BE   WEIGHTED-AVERAGE EXERCISE   EQUITY COMPENSATION PLANS
                                ISSUED UPON EXERCISE OF      PRICE OF OUTSTANDING        (EXCLUDING SECURITIES
                                OUTSTANDING OPTIONS,         OPTIONS, WARRANTS AND       REFLECTED IN COLUMN (A))
PLAN CATEGORY                   WARRANTS AND RIGHTS(A)       RIGHTS (B)                  (C)
----------------------------    --------------------------   -------------------------   -------------------------
Equity compensation plans
approved by security holders             7,503,912                    $   2.01                   2,831,518

Equity compensation plans not
approved by security holders               534,616                    $   1.49                     518,402

Total                                    8,038,528                    $   1.97                   3,349,920

The following is a summary of the material provisions of the Bluefly, Inc. 2000 Stock Option Plan (the "2000 Plan"), our only equity compensation plan that has not been approved by our stockholders:

Eligibility. Key employees of the Company who are not officers or directors of the Company and its affiliates and consultants to the Company are eligible to be granted options.

Administration of the Plans. The Option Plan/Compensation Committee administers the 2000 Plan. The Option Plan/Compensation Committee has the full power and authority, subject to the provisions of the 2000 Plan, to designate participants, grant options and determine the terms of all options. The 2000 Plan provides that no participant may be granted options to purchase more than 1,000,000 shares of Common Stock in a fiscal year. The Option Plan/Compensation Committee is required to make adjustments with respect to options granted under the 2000 Plan in order to prevent dilution or expansion of the rights of any holder. The 2000 Plan requires that the Option Plan/Compensation Committee be composed of at least two directors.

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

Options Issued Under the 2000 Plan. The Option Plan/Compensation Committee determines the term and exercise price of each option under the 2000 Plan and the time or times at which such option may be exercised in whole or in part, and the method or methods by which, and the form or forms in which, payment of the exercise price may be paid.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

EXTENSION OF MATURITY DATES OF NOTES

In February 2006, Soros agreed to extend the maturity dates on the Convertible Promissory Notes issued to affiliates of Soros in July and October 2003. The maturity dates of the Notes, which were originally January and April 2004, respectively, were each extended for one year, from May 1, 2006 to May 1, 2007.

TRANSACTIONS WITH SOROS RELATING TO THE LOAN FACILITY

Our Credit Facility with Wells Fargo is secured by a lien on all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

     The aggregate fees billed for professional services rendered by PricewaterhouseCoopers, LLP ("PwC"), our independent registered public accounting firm, for the audit of our consolidated financial statements, including the reviews of our condensed consolidated financial statements included in our quarterly reports on Form 10-Q, for fiscal 2005 and 2004 were approximately $175,400 and $148,500, respectively. In addition, we paid PwC approximately $25,000 in connection with professional services rendered to us in connection with the filing of our registration statements on Forms S-3 and S-8 in 2005. All of the foregoing services rendered by PwC were pre-approved by the Audit Committee.

AUDIT RELATED FEES

     Other than the fees described under the caption "Audit Fees" above, PwC did not bill us any fees for services rendered to us during fiscal 2005 and 2004 for assurance and related services in connection with the audit or review of our consolidated financial statements.

TAX FEES

     PwC did not bill us for any professional services rendered to us during fiscal 2005 and 2004 for tax compliance, tax advice or tax planning.

OTHER FEES

     PwC did not bill us for any other professional services rendered during fiscal 2005 and 2004 other than those described under the caption "Audit Fees."

AUDIT COMMITTEE PRE-APPROVAL POLICIES

     Our policy is that, before PwC is engaged by us to render audit or non-audit services, the engagement is approved by the Audit Committee. The Audit Committee has delegated its Chairman, Barry Erdos, to approve non-audit services up to $15,000 on behalf of the Committee.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.   Financial Statements:

     Report of Independent Registered Public Accounting Firm
     Consolidated Balance Sheets as of December 31, 2005 and 2004
     Consolidated Statements of Operations for the three years ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Changes in Shareholders' Equity for the three years ended December 31, 2005, 2004 and 2003
     Consolidated Statements of Cash Flows for the three years ended December 31, 2005, 2004 and 2003
     Notes to Consolidated Financial Statements

2.   Financial Statement Schedules:

          Schedule II - Valuation and Qualifying Accounts

3.   Exhibits:

EXHIBIT NO.    DESCRIPTION
----------     -----------------------------------------------------------------
3.1 (f)        Certificate of Incorporation of the Company.

3.2 (f)        By-Laws of the Company.

3.3 (i) Certificate of Powers, Designations, Preferences and Rights of Series C Preferred Stock of the Company.

3.4 (j) Certificate of Powers, Designations, Preferences and Rights of Series D Preferred Stock of the Company.

3.5 (k) Certificate of Powers, Designations, Preferences and Rights of Series E Preferred Stock of the Company.

3.6 (v) Certificate of Powers, Designations, Preferences and rights of Series F Preferred Stock of the Company.

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

10.9 (e)       Bluefly, Inc. 2000 Stock Option Plan.

10.10 (e)      Note and Warrant Purchase Agreement, dated as of August 21, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

10.11 (e)      Note and Warrant Purchase Agreement, dated as of October 2, 2000, by and among the Company, Quantum Industrial Partners LDC and SFM Domestic Investments LLC.0

10.12 (e)      Investment Agreement, dated November 13, 2000, by and among the
               Company, Bluefly Merger Sub, Inc., Quantum Industrial Partners
               LDC and SFM Domestic Investments LLC.

10.13 (f)      Warrant, dated March 30, 2001, issued to Quantum Industrial
               Partners LDC.

10.14 (f)      Warrant, dated March 30, 2001, issued to SFM Domestic
               Investments LLC.

*10.15 (g)     Software License and Services Agreement, dated March 12, 2002, by and among the Company and Blue Martini Software, Inc.

10.16 (g)      Warrant No. 1 dated March 27, 2002, issued to Quantum Industrial
               Partners LDC.

10.17 (g)      Warrant No. 2 dated March 27, 2002, issued to SFM Domestic
               Investments LLC.

10.18 (g)      Warrant No. 3 dated March 30, 2002, issued to Quantum Industrial
               Partners LDC.

10.19 (g)      Warrant No. 4 dated March 30, 2002, issued to SFM Domestic
               Investments LLC.

10.20 (h)      Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on
               Schedule 1 thereto.

10.21 (i)      Series C Preferred Stock and Note Purchase Agreement, dated
               September 27, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.22 (j)      Employment Agreement, dated as of July 31, 2002, by and between the Company and Patrick Barry.

10.23 (j)      Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.24 (j)      Warrant No. 1 dated January 28, 2003, issued to Quantum
               Industrial Partners LDC.

10.25 (j)      Warrant No. 2 dated January 28, 2003, issued to SFM Domestic
               Investments LLC.

10.26 (j)      Series D Preferred Stock Purchase Agreement, dated March 12,
               2003, by and between the Registrant and the investors listed on
               Schedule 1 thereto.

10.27 (j)      Warrant No. 4 dated March 17, 2003, issued to Quantum Industrial
               Partners LDC.

10.28 (j)      Warrant No. 5 dated March 17, 2003, issued to SFM Domestic
               Investments LLC.

10.29 (k)      Series E  Preferred  Stock  Purchase  Agreement, dated May 21,
               2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.20 (l)      Note Purchase  Agreement,  dated as of July 16, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.31 (l)      Demand Promissory Note, dated as of July 16, 2003, issued to
               Quantum Industrial Partners LDC.

10.32 (l)      Demand Promissory Note, dated as of July 16, 2003, issued to
               SFM Domestic Investments LLC.

10.33 (m)      Note Purchase Agreement, dated as of October 17, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.34 (m)      Demand Promissory Note, dated as of October 17, 2003, issued to
               Quantum Industrial Partners LDC.

10.35 (m)      Demand Promissory Note, dated as of October 17, 2003, issued to
               SFM Domestic Investments LLC.

10.36 (n)      Employment Agreement dated as of September 22, 2003 by and between Bluefly, Inc. and Melissa Payner-Gregor.

10.37 (o)      Common Stock and Warrant Purchase Agreement dated January 9, 2004 by and among the Company and the Investors listed on Schedule 1 thereto.

10.38 (p)      Amendment to Promissory Notes, dated as of January 12, 2004, by and among the Company, Quantum Industrial Partners LDC and SFM
               Domestic Investments LLC.

*10.39 (q)     CallTech Master Agreement for Outsourcing Contact Center Support,
               dated as of August 5, 2004, by and between the Registrant and CallTech Communications, LLC.

10.40 (r)      Amendment to Promissory Notes, dated as of February 18, 2005, by and among the Company, Quantum Industrial Partners LDC and SFM
               Domestic Investments LLC.

10.41 (s)      Bluefly, Inc. 2005 Stock Incentive Plan.

*10.42 (t)     Master Service Agreement, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC.

*10.43 (t)     Customer Order Addendum, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC.

*10.44 (u)     Master Services Agreement, dated as of March 21, 2005, by and between the Company and NewRoads, Inc.

*10.45 (u)     Statement of Work 1 by and between the Company and NewRoads, Inc.

10.46 (v)      Preferred Stock and Warrant Purchase Agreement, dated as of June
               24, 2005, by and among the Company and the Investors listed on the signature page thereto.

10.47 (w)      Loan and Security Agreement, dated July 26, 2005, by and between the Company and Wells Fargo Retail Finance, LLC.

10.48 (w)      Reimbursement Agreement, dated July 26, 2005, by and among the
               Company, Quantum Industrial Partners LDC and Soros Fund
               Management, LLC.

10.49 (w)      Fee Letter, dated July 26, 2005, by and between the Company and
               Soros Fund Management, LLC.

10.50 (x)      Employment Agreement, dated as of September 19, 2005, by and between the Company and Bradford Matson.

10.51 (y)      Amendment to Promissory Notes, dated as of February 17, 2006, by and among the Company, Quantum Industrial Partners LDC and SFM
               Domestic Investments LLC.

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

     (a) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended March 31, 1997.
     (b) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended June 30, 1999.
     (c) Incorporated by reference to the Company's Annual report filed on Form 10-KSB for the year ended December 31, 1999.
     (d) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2000.
     (e) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2000.
     (f) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2000.
     (g) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2001.
     (h) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2002.
     (i) Incorporated by reference to the Company's current report on Form 8-K, dated October 1, 2002.
     (j) Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.
     (k) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2003.
     (l) Incorporated by reference to the Company's report on Form 8-K, dated July 17, 2003.
     (m) Incorporated by reference to the Company's report on Form 8-K, dated October 20, 2003.
     (n) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2003.
     (o) Incorporated by reference to the Company's report on Form 8-K, dated January 13, 2004.
     (p) Incorporated by reference to the Company's report on Form 8-K, dated January 16, 2004.
     (q) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004.
     (r) Incorporated by reference to the Company's report on Form 8-K, dated February 22, 2005.
     (s) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2005.
     (t) Incorporated by reference to the Company's report on Form 8-K, dated March 4, 2005.
     (u) Incorporated by reference to the Company's report on Form 8-K, dated March 23, 2005.
     (v) Incorporated by reference to the Company's report on Form 8-K, dated June 28, 2005.
     (w) Incorporated by reference to the Company's report on Form 8-K, dated July 29, 2005.
     (x) Incorporated by reference to the Company's report on Form 8-K, dated September 22, 2005.
     (y) Incorporated by reference to the Company's report on Form 8-K, dated February 21, 2006.

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

February 28, 2006

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                      TITLE                           DATE
----------------------------   ------------------------------  -----------------
/s/ Alan Kane                  Chairman of the Board           February 28, 2006
----------------------------
Alan Kane

/s/ Melissa Payner-Gregor      Chief Executive Officer
----------------------------   (Principal Executive Officer),  February 28, 2006
Melissa Payner-Gregor          President and Director

/s/ Patrick C. Barry           Chief Financial Officer and     February 28, 2006
----------------------------   Chief Operating  Officer
Patrick C. Barry               (Principal Accounting Officer)

/s/ Barry Erdos                Director                        February 28, 2006
----------------------------
Barry Erdos

/s/ Ann Jackson                Director                        February 28, 2006
----------------------------
Ann Jackson

/s/ Martin Miller              Director                        February 28, 2006
----------------------------
Martin Miller

/s/ Neal Moszkowski            Director                        February 28, 2006
----------------------------
Neal Moszkowski

/s/Christopher McCann          Director                        February 28, 2006
----------------------------
Christopher McCann

/s/ David Wassong              Director                        February 28, 2006
----------------------------
David Wassong