Form 10-Q
period 2006-03-31
BLUEFLY INC
filed 2006-05-11
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended March 31, 2006

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

                                   ----------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 9, 2006, the issuer had outstanding 21,426,154 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I . Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets as of March 31, 2006
                  and December 31, 2005 (unaudited)                           3

         Condensed Statements of Operations for the three months ended
                  March 31, 2006 and 2005 (unaudited)                         4

         Condensed Statements of Cash Flows for the three months ended
                  March 31, 2006 and 2005 (unaudited)                         5

         Notes to Condensed Financial Statements (unaudited)                  6

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          17

Item 4.  Controls and Procedures                                             17

Part II. Other Information                                                   18

Item 1.  Legal Proceedings                                                   18

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds         18

Item 6.  Exhibits                                                            18

Signature                                                                    19

Part I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.

CONDENSED BALANCE SHEETS (Unaudited)

                                                                                                         MARCH 31,     DECEMBER 31,
                                                                                                            2006           2005
                                                                                                       -------------  -------------
                                               ASSETS
Current assets
    Cash and cash equivalents                                                                          $   4,429,000  $   9,408,000
    Inventories, net                                                                                      21,348,000     16,893,000
     Accounts receivable, net of allowance for doubtful accounts                                           2,948,000      1,717,000
     Prepaid inventory                                                                                       159,000        485,000
     Prepaid expenses                                                                                        281,000        915,000
     Other current assets                                                                                    385,000        419,000
                                                                                                       -------------  -------------
          Total current assets                                                                            29,550,000     29,837,000

Property and equipment, net                                                                                2,667,000      2,895,000

Other assets                                                                                                 298,000        313,000
                                                                                                       -------------  -------------
            Total assets                                                                               $  32,515,000  $  33,045,000
                                                                                                       =============  =============

Current liabilities
     Accounts payable                                                                                  $   7,725,000  $   5,662,000
     Allowance for sales returns                                                                           2,777,000      3,407,000
     Accrued expenses and other current liabilities                                                          898,000      1,083,000
     Deferred revenue                                                                                      2,456,000      1,784,000
                                                                                                       -------------  -------------
             Total current liabilities                                                                    13,856,000     11,936,000

Notes payable to related party shareholders                                                                4,000,000      4,000,000
Long-term interest payable to related party shareholders                                                   1,366,000      1,217,000
Long-term obligations under capital lease                                                                     13,000         27,000
                                                                                                       -------------  -------------
             Total liabilities                                                                            19,235,000     17,180,000
                                                                                                       -------------  -------------

Commitments and contingencies

Shareholders' equity
    Series A Preferred stock - $.01 par value; 500,000 shares authorized, 460,000 issued and
       outstanding as of March 31, 2006 and December 31, 2005, respectively (liquidation preference:           5,000          5,000
       $9.2 million plus accrued dividends of $6.2 million and $5.9 million as of  March 31, 2006 and December 31, 2005, respectively)

    Series B Preferred stock - $.01 par value; 9,000,000 shares authorized, 8,889,414 shares issued
       and outstanding as of March 31, 2006 and December 31, 2005, respectively (liquidation                  89,000         89,000
       preference: $30 million plus accrued dividends of $10.1 million and $9.5 million as of March
       31, 2006 and December 31, 2005, respectively)

    Series C Preferred stock - $.01 par value; 3,500 shares authorized and 1,000 shares issued and
       outstanding as of March 31, 2006 and December 31, 2005, respectively (liquidation preference:              --             --
       $1 million plus accrued dividends of $311,000 and $286,000 as of March 31, 2006 and December
       31, 2005, respectively)

    Series D Preferred stock - $.01 par value; 7,150 shares authorized 5,386.745 and 6,313.43 issued
       and outstanding as of March 31, 2006 and December 31, 2005 (liquidation preference: $5.4                   --             --
       million plus  accrued dividends of $2.2 million and $6.3 million plus $2.4 million as of
       March 31, 2006 and December 31, 2005, respectively)

    Series E Preferred stock - $.01 par value; 1,000 shares authorized, issued and outstanding as of
       March 31, 2006 and December 31, 2005, respectively (liquidation preference: $1.0 million plus              --             --
       accrued dividends of $384,000 and $347,000 as of March 31, 2006 and December 31, 2005,
       respectively)

    Series F Preferred stock - $.01 par value; 7,000 shares authorized, 3,857.143 and 5,279.714
       issued and outstanding as of March 31, 2006 and December 31, 2005, respectively (liquidation               --             --
       preference: $3.9 million plus accrued dividends of $207,000 and $5.3 million plus $192,000 as of March 31, 2006 and December 31, 2005, respectively)

    Common stock - $.01 par value; 92,000,000 shares authorized and 21,426,154 and 19,059,166 shares
       issued and outstanding as of March 31, 2006 and December 31, 2005, respectively                       214,000        191,000
    Additional paid-in capital                                                                           116,183,000    115,527,000
    Accumulated deficit                                                                                 (103,211,000)   (99,947,000)
                                                                                                       -------------  -------------
           Total shareholders' equity                                                                     13,280,000     15,865,000
                                                                                                       -------------  -------------
           Total liabilities and shareholders' equity                                                  $  32,515,000  $  33,045,000
                                                                                                       =============  =============

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          ------------------------------
                                                               2006            2005
                                                          -------------   -------------
Net sales                                                 $  16,876,000   $  13,502,000
Cost of sales                                                10,037,000       8,617,000
                                                          -------------   -------------
     Gross profit                                             6,839,000       4,885,000

Selling, marketing and fulfillment expenses                   7,464,000       4,035,000
General and administrative expenses                           2,427,000       1,586,000
                                                          -------------   -------------
      Total operating expenses                                9,891,000       5,621,000

Operating loss                                               (3,052,000)       (736,000)

Interest and other income                                        45,000          40,000
Interest and other expense                                     (257,000)       (197,000)
                                                          -------------   -------------

Net loss                                                  $  (3,264,000)  $    (893,000)

Preferred stock dividends                                    (1,231,000)     (1,115,000)
                                                          -------------   -------------

Net loss available to common shareholders                 $  (4,495,000)  $  (2,008,000)
                                                          =============   =============

Basic and diluted loss per common share                   $       (0.22)  $       (0.13)
                                                          =============   =============

Weighted average common shares outstanding
(basic and diluted)                                          20,367,508      15,299,040
                                                          =============   =============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                   -----------------------------
                                                                                        2006            2005
                                                                                   -------------   -------------
Cash flows from operating activities
   Net loss                                                                        $  (3,264,000)  $    (893,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                       353,000         290,000
     Stock options expense                                                               612,000          16,000
     Warrant issued to consultant                                                         67,000              --
     Provisions for returns                                                             (629,000)         27,000
     Allowance for doubtful accounts                                                      43,000          64,000
     Reserve for inventory obsolescence                                                  240,000         158,000
     Non-cash expense related to warrant issued to supplier                               92,000          67,000
     Changes in operating assets and liabilities:
      (Increase) decrease in
          Inventories                                                                 (4,787,000)       (858,000)
          Accounts receivable                                                         (1,274,000)       (754,000)
          Prepaid inventory                                                              326,000      (1,652,000)
          Prepaid expenses                                                               634,000          79,000
          Other current assets                                                            34,000         333,000
     Increase (decrease) in
        Accounts payable                                                               2,063,000       1,427,000
        Accrued expenses and other current liabilities                                  (186,000)       (273,000)
        Interest payable to related party shareholders                                   149,000         133,000
        Deferred revenue                                                                 672,000         203,000
                                                                                   -------------   -------------
    Net cash used in operating activities                                             (4,855,000)     (1,633,000)
                                                                                   =============   =============

Cash flows from investing activities
  Purchase of property and equipment                                                    (110,000)       (877,000)
                                                                                   -------------   -------------
Net cash used in investing activities                                                   (110,000)       (877,000)
                                                                                   -------------   -------------

Cash flows from financing activities
    Net proceeds from exercise of stock options                                               --          89,000
    Payments of capital lease obligation                                                 (14,000)       (114,000)
                                                                                   -------------   -------------
Net cash used in financing activities                                                    (14,000)        (25,000)
                                                                                   -------------   -------------

Net decrease in cash and cash equivalents                                             (4,979,000)     (2,535,000)
Cash and cash equivalents - beginning of period                                        9,408,000       6,685,000
                                                                                   -------------   -------------
Cash and cash equivalents - end of period                                          $   4,429,000   $   4,150,000
                                                                                   =============   =============

Supplemental schedule of non-cash investing and financing activities:
  Cash paid for interest                                                           $      49,000   $      40,000
                                                                                   =============   =============
  Warrant issued to consultant                                                     $      67,000   $          --
                                                                                   =============   =============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  BLUEFLY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited
                                 MARCH 31, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Bluefly, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair statement have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2005. On January 1, 2006 we adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share Based Payment".

The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations and/or raise additional financing through public or private debt or equity financing, or other sources to fund operations. The Company believes that its current funds, together with working capital, and its availability under its existing Credit Facility, will be sufficient to enable it to meet its planned expenditures through December 31, 2006. The Company is exploring possible additional equity financing opportunities to maximize the growth of its business or for use if anticipated operating results are not achieved. If such financings are not available on terms acceptable to the Company, and/or the Company does not achieve its sales plan, future operations will need to be modified, scaled back or discontinued.

During 2005, the Company dissolved its wholly owned subsidiary. This subsidiary had no operations.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value. The Company's e-commerce Web site ("Bluefly.com" or "Web Site") was launched in September 1998.

NOTE 3 - NOTES PAYABLE TO RELATED PARTY SHAREHOLDERS

In February 2006, the Company extended the maturity dates on the Convertible Promissory Notes issued in July and October 2003 (the "Notes") to affiliates of Soros Private Equity Partners, LLC (collectively, "Soros") that collectively own a majority of the Company's capital stock. The maturity dates of the Notes were each extended for one year, from May 1, 2006 to May 1, 2007.

NOTE 4 - FINANCING AGREEMENT

The Company has a three year revolving credit facility (the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000 ($6,650,000 after giving effect to a required $850,000 availability reserve), but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of March 31, 2006, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was approximately $6,650,000, of which $2,821,000 was committed, leaving approximately $3,829,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also

                                  BLUEFLY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited
                                 MARCH 31, 2006

pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open. For the three months ended March 31, 2006, the Company incurred approximately $48,000 in connection with these fees.

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

Under the terms of the Credit Facility, Soros has the right to purchase all of the Company's obligations from Wells Fargo at any time if the Company is then in default under the Credit Facility.

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

Security                 March 31, 2006      Exercise Prices   March 31, 2005      Exercise Prices
---------------------    --------------      ---------------   --------------      ---------------
Options                       8,117,316       $0.69 - $16.47        9,211,885       $0.69 - $16.47
Warrants                      1,945,893       $0.78 -  $3.96        1,704,945       $0.78 -  $9.08
Preferred Stock              42,683,619(1)                         43,323,430(1)
Convertible Notes(2)                 --                                    --

     (1) Excludes dividends on preferred stock, which are payable in cash or common stock, at the Company's option, upon conversion, redemption or liquidation.
     (2) Excludes debt issue in connection with the July 2003 financing and the October 2003 financing, which is convertible into equity securities of the Company sold in any subsequent round of financing, at the holders option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. Until such financing occurs, such debt is not convertible into Common Stock.

NOTE 6 - STOCK BASED COMPENSATION

The Company's Board of Directors has adopted three stock option plans, one in April 2005, one in July 2000 and the other in May 1997 (collectively the "Plans"). The Plans were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted. Vesting terms of the options range from immediately to a ratable vesting period of four years. The Plans have an

                                  BLUEFLY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited
                                 MARCH 31, 2006

aggregate of 15,700,000 shares authorized for issuance. As of March 31, 2006, the Company has reserved an aggregate of 52,746,828 shares of Common Stock for the conversion of Preferred Stock and the exercise of Stock Options and Warrants.

Before January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement principles of Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and related interpretations. The Company did not recognize compensation expense related to stock options granted to employees and directors where the exercise price was at or above fair value at the date of grant. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value-based method of accounting for stock-based employee compensation plans. As permitted by SFAS No. 123, the Company elected to continue to apply the intrinsic-value-based method of APB No. 25 described above, and adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure."

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)") which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statement of Operations for the three months ended March 31, 2006 is $612,000.

On March 29, 2005, the SEC published Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The application of SFAS No. 123(R) had the following effect on Q1 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting:

As a result of adopting SFAS No. 123(R), the Company's operating loss and net loss for the three months ended March 31, 2006 was $612,000 higher, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three months ended March 31, 2006 would have been $0.03 per share lower if the Company had not adopted SFAS No.123(R). There was no effect on the Company's cash flows.

The following table illustrates the effect on net income and net income per common share applicable to common stockholders for the three months ended March 31, 2005, as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):

                                                             THREE MONTHS ENDED
                                                               MARCH 31, 2005
                                                             ------------------
Net loss, as reported                                        $         (893,000)

Deduct: total stock based compensation
        expense determined under fair value
        based methods for all awards                                   (712,000)
Add:    Stock-based employee compensation
        Expense included in net loss                                     16,000
Pro forma net loss applicable to common shareholders                 (1,589,000)
Net Loss per share applicable to common shareholders
   Basic and diluted, as reported                            $            (0.13)
   Basic and diluted, pro forma                              $            (0.18)

                                  BLUEFLY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited
                                 MARCH 31, 2006

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of U.S. Treasury note in effect on the date of the grant. The Company had previously recorded expense in accordance with APB No. 25 for certain options issued to its CEO and President that were issued below market. Prior to the adoption of FAS 123(R), the Company recognized actual forfeitures when they occurred but has not recorded a cumulative effect adjustment to record estimated forfeitures related to these below market options as the balance was immaterial.

The table below presents the assumptions used to calculate the fair value of options granted during the three months ended March 31, 2006 and 2005, respectively.

                                        THREE MONTHS ENDED    THREE MONTHS ENDED
                                          MARCH 31, 2006        MARCH 31, 2005
                                        ------------------    ------------------
Expected holding period (years)                6.0                   6.0
Risk-free interest rate                       4.79%                 4.42%
Dividend yield                                0.00%                 0.00%
Volatility                                     109%                  136%

The following table summarizes the Company's stock option activity:

                                                NUMBER          WEIGHTED
                                                  OF             AVERAGE
                                                SHARES       EXERCISE PRICE
                                             ------------    --------------
Balance at December 31, 2005                    8,038,528    $         1.97
                                             ------------

Options granted                                   120,000    $         1.12
Options canceled                                  (41,212)   $         1.67
Options exercised                                       -    $         0.00
                                             ------------
Balance at March 31, 2006                       8,117,316    $         1.96

Eligible for exercise at December 31, 2005      4,969,929    $         2.15
Eligible for exercise at March 31, 2006         5,479,669    $         2.10

                                  BLUEFLY, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS - Unaudited
                                 MARCH 31, 2006

The stock options are exercisable in different periods through 2014. Additional information with respect to the outstanding options as of March 31, 2006, is as follows:

                   --------------------------------------------------------   -------------------------
                                      OPTIONS OUTSTANDING                       OPTIONS EXERCISABLE
                   --------------------------------------------------------   -------------------------
                                                   WEIGHTED        WEIGHTED                    WEIGHTED
   RANGE OF                                        AVERAGE          AVERAGE                     AVERAGE
   EXERCISE                                       REMAINING        EXERCISE     OPTIONS        EXERCISE
    PRICES           VESTED      UNVESTED      CONTRACTUAL LIFE      PRICE    EXERCISABLE        PRICE
---------------    ---------    ----------    ------------------   --------   -----------      --------
  $0.00 - $1.66    3,506,899     1,568,860          7.6 Years      $   1.23     3,506,899      $   1.19
  $1.66 - $3.32    1,655,490     1,020,667          7.3 Years      $   2.32     1,655,490      $   2.48
  $3.32 - $4.98       52,880        48,120          7.9 Years      $   3.92        52,880      $   3.92
  $4.98 - $6.64       22,250             -          2.7 Years      $   5.11        22,250      $   5.11
  $6.64 - $9.96       52,750             -          3.4 Years      $   9.17        52,750      $   9.17
 $9.96 - $11.62      104,250             -          3.7 Years      $  11.20       104,250      $  11.20
$11.62 - $14.94        6,250             -          3.7 Years      $  14.04         6,250      $  14.04
$14.94 - $16.60       78,900             -          2.8 Years      $  15.13        78,900      $  15.13
 $0.69 - $16.60    5,479,669     2,637,647          7.4 Years      $   1.96     5,479,669      $   2.10

The total fair value of the 509,896 shares that vested during the quarter was $785,000. The weighted average fair value of the options granted during the quarter was $0.98. At March 31, 2006, the aggregate intrinsic value of the fully vested options was $378,000 and the weighted average remaining contractual life of the options was 6.6 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the first quarter of 2006. No options were exercised during the quarter and no cash was used to settle equity instruments granted under the Plans during the first quarter of 2006.

As of March 31, 2006, the total compensation cost related to non-vested awards not yet recognized was $3.8 million. Total compensation cost is expected to be recognized over 2 years on a weighted average basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past four years, our sales have grown at a compounded annual growth rate of more than 21.9%, while our gross margin percentage has increased from 22.5% in the first quarter of 2003 to 40.5% in the first quarter of 2006.

The recent increase in our margin and sales is the direct result of the merchandise strategy that we began to implement in spring 2004. As part of that strategy we are bringing current season merchandise and the latest fashion trends to our customer for great value. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy, we believe that we will be able to maintain margins well above our levels from 2003 and earlier.

Based on our improved merchandise strategy and recent customer research, we believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we raised $7 million of equity financing in June 2005 and used approximately $3.2 million of the proceeds to launch a national advertising campaign. We are continuing to use the proceeds to fund the advertising campaign for the first half of 2006. This campaign launched in September 2005, and during the first quarter for 2006 we spent approximately $2.9 million in connection with this campaign.

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

In addition, we secured a new $7.5 million credit facility with Wells Fargo Retail Finance, LLC ("Wells Fargo") in July 2005. This facility is primarily being used to help us obtain the proper merchandising mix to support the anticipated growth in demand from our national advertising campaign.

Our net sales increased by 25% to $16,876,000 for the three months ended March 31, 2006 from $13,502,000 for the three months ended March 31, 2005. Our gross margin increased to 40.5% in 2006 from 36.2% in 2005, 34.0% in 2004 and 22.5% in
2003. Our gross profit increased by 40% to $6,839,000 for the three months ended March 31, 2006 from $4,885,000 for the three months ended March 31, 2005. This growth in gross profit was driven by the increase in net sales, and by the increase in gross margins. Our operating loss increased by almost 315%, to $3,052,000 in 2006, from $736,000 in 2005. This was primarily a result of the increased marketing spend in the first quarter 2006 (approximately $2.9 million higher in first quarter 2006 than first quarter 2005) and the inclusion of approximately $612,000 of stock option expenses as a result of the adoption of SFAS No. 123(R).

We increased our spending in marketing (excluding staff related costs) by 405% to $3,648,000 for the first quarter of 2006, from $723,000 for the first quarter 2005. A large portion of the increased marketing expense was a result of the costs associated with our national advertising campaign, which was launched in September 2005. In general, we intend to market our business more aggressively than we have in previous years. This more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term; however, we believe that it is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead and marketing on a customer's first order.

On January 1, 2006, we adopted SFAS No. 123(R), which requires expensing of stock options. As a result, we recorded total share-based compensation expenses of $612,000 for the three months ended March 31, 2006. Results for prior periods have not been restated due to the adoption based on the modified prospective approach. Had they been restated, additional share-based compensation expenses of $696,000 would have been recorded for the three months ended March 31, 2005.

Our reserve for returns and credit card chargebacks increased to 38.1% of gross sales for the first quarter 2006 compared to 36.3% in 2005. The increase was primarily caused by an increase in average order size as well as a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

A portion of our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell thru in its entirety in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs. In recent years we have increased the amount of inventory purchased on a pack and hold basis in order to take advantage of opportunities in the market.

At March 31, 2006, we had an accumulated deficit of $103,211,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

CRITICAL ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment, calculation of stock based compensation and the realization of deferred tax assets. Actual amounts could differ significantly from these estimates.

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

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

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS No. 123(R), which requires us to measure compensation cost for all outstanding unvested share-based awards at fair value and recognize compensation over the service period for awards expected to vest. The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results differ from our estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider historical experience when estimating expected forfeitures. Actual results may differ substantially from these estimates.

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

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2005

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

The following table sets forth our statement of operations data, for the three months ended March 31st. All data is in thousands, except as indicated below:

                                                                   2006                     2005                     2004
                                                          ---------------------    ---------------------    ---------------------
                                                                      As a % of                As a % of                As a % of
                                                                      Net Sales                Net Sales                Net Sales
                                                                      ---------                ---------                ---------
Net sales                                                 $  16,876       100.0%   $  13,502       100.0%   $  11,114       100.0%
Cost of sales                                                10,037        59.5%       8,617        63.8%       7,332        66.0%
                                                          ---------                ---------                ---------
         Gross profit                                         6,839        40.5%       4,885        36.2%       3,782        34.0%

Selling, marketing and fulfillment expenses                   7,464        44.2%       4,035        29.9%       3,449        31.0%
General and administrative expenses                           2,427        14.4%       1,586        11.7%       1,752        15.8%
                                                          ---------                ---------                ---------
         Total operating expenses                             9,891        58.6%       5,621        41.6%       5,201        46.8%

Operating loss                                               (3,052)      (18.1)%       (736)       (5.4)%     (1,419)      (12.8)%
Interest (expense) and other income, net                       (212)       (1.3)%       (157)       (1.2)%        289         2.6%
                                                          ---------                ---------                ---------
         Net loss                                            (3,264)      (19.4)%       (893)       (6.6)%     (1,130)      (10.2)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

                                                             2006        2005         2004
                                                          ---------   ---------    ---------
Average Order Size (including shipping & handling)        $  243.92   $  200.06    $  189.56
New Customers Added during the Period                        38,688      36,765       33,335

Net sales: Gross sales for the three months ended March 31, 2006 increased by over 28% to $27,245,000, from $21,211,000 for the three months ended March 31, 2005. For the three months ended March 31, 2006, we recorded a provision for returns and credit card chargebacks and other discounts of $10,369,000, or approximately 38.1% of gross sales. For the three months ended March 31, 2005, the provision for returns and credit card chargebacks and other discounts was $7,709,000, or approximately 36.3% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by an increase in average order size as well as a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended March 31, 2006 were $16,876,000. This represents an increase of approximately 25% compared to the three months ended March 31, 2005, in which net sales totaled $13,502,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 5% higher compared to first quarter 2005) and an increase in average order size (approximately 22% higher compared to the first quarter 2005). For the three months ended March 31, 2006 revenue from shipping and handling (which is included in net sales) remained relatively unchanged. Beginning in the fourth quarter of 2005 we outsourced our international shipments to a third-party provider and therefore both our average cost and average revenue per international shipment is down, which on a blended rate has decreased our shipping and handling revenue per order.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2006 totaled $10,037,000 resulting in gross margin of approximately 40.5%. Cost of sales for the three months ended March 31, 2005 totaled $8,617,000, resulting in gross margin of 36.2%. Gross profit increased by 40%, to $6,839,000 for the three months ended March 31, 2006

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

compared to $4,885,000 for the three months ended March 31, 2005. The growth in gross margin was primarily the result of increased product margins, which was driven by a merchandising strategy that focused on negotiating better prices with vendors as well as selling more in-season product. In season merchandise has more value to our customers and therefore demands higher margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 85% in the first three months of 2006 compared to the first three months of 2005. Selling, marketing and fulfillment expenses were comprised of the following:

                           Three Months Ended   Three Months Ended   Percentage Difference
                             March 31, 2006       March 31, 2005      increase (decrease)
                           ------------------   ------------------   ---------------------
Marketing                  $        4,031,000   $          894,000                   350.9%
Operating                           1,750,000            1,704,000                     2.7%
Technology                            971,000              895,000                     8.5%
E-Commerce                            712,000              542,000                    31.4%
                           ------------------   ------------------   ---------------------
                           $        7,464,000   $        4,035,000                    85.0%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 44.2% for the three months ended March 31, 2006 from 29.9% in the three months ended March 31, 2005. This increase was primarily related to the increase in advertising spending from our advertising campaign and the recording of stock option expenses as a result of our adoption of SFAS No. 123(R).

Marketing expenses include expenses related to paid search, online and print advertising, fees to marketing affiliates, direct mail campaigns as well as staff related costs. Marketing expenses increased by a higher percentage than our percentage increase in revenue because we focused more of our marketing
initiatives  on  our  national  advertising   campaign.   Of  the  $3.1  million
incremental marketing costs in the first quarter 2006 compared to 2005, approximately $2.9 million related to the national advertising campaign.

While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our improved margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first three months of 2006 by approximately 3% compared to the first three months of 2005 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees). These increases were partially offset by a decrease in credit card fees attributed to a refund from one of our credit card processors. Costs associated with our temporary clearance store decreased compared to the prior year, as this store is operated and staffed more efficiently than in the previous year and we pay less rent for our New Jersey location.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended March 31, 2006, technology expenses increased by approximately 9% compared to the three months ended March 31, 2005. This increase resulted from an increase in salary related expenses, including the expensing of employee stock options in the current year, as well as an increase in software support. This increase was offset slightly by a decrease in depreciation and web hosting expense.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the three months ended March 31, 2006, e-commerce expenses increased by approximately 31% as compared to the three months ended March 31, 2005, primarily due to an increase in salary related expenses as well as an increase in expenses associated with photo shoots and the result of recording employee stock option expenses in the current period.

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2006 increased by approximately 53% to $2,427,000 as compared to $1,586,000 for the three months ended March 31, 2005. The increase in general and administrative expenses was primarily the result of the recording of $481,000 of expense related to employee stock options in the current period, increased consulting and professional fees of $81,000, increased public company expenses of $90,000 and increased depreciation expense of $101,000. In addition, the Company incurred approximately $90,000 in real estate taxes in the first quarter 2006.

As a percentage of net sales, general and administrative expenses for the first quarter of 2006 increased to approximately 14.4% from 11.7%.

Loss from operations: Operating loss increased by over 315% in the first three months of 2006 to $3,052,000 from $736,000 in the first three months of 2005 as the increase in net sales and gross margin were more than offset by the incremental marketing expenses and the recording of stock option expenses as a result of the adoption of SFAS No. 123(R).

Interest and other income: Other income for the three months ended March 31, 2006 increased to $45,000 from $40,000 for the three months ended March 31, 2005. These amounts relate primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the three months ended March 31, 2006 totaled $257,000, compared to $197,000 for the three months ended March 31, 2005. Interest expense relates to fees paid in connection with our Loan Facility, as well as interest expense on the Convertible Notes.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2006, we had approximately $4.4 million in the form of cash and cash equivalents. Working capital at March 31, 2006 and 2005 was $15.7 million and $11.5 million, respectively and at December 31, 2005 was $17.9 million (the March 2005 amount excludes the approximately $1.26 million of restricted cash that we regained access to upon refinancing our previous credit facility). In addition, as of March 31, 2006, we had approximately $2.8 million committed under the Credit Facility, leaving approximately $3.8 million of availability, compared to availability of $900,000 under our previous credit facility at March 31, 2005.

In February 2006, Soros agreed to extend the maturity dates on the Convertible Promissory Notes issued to Soros in July and October 2003. The maturity dates of the Notes, which were originally January and April 2004, respectively, subject to interim extensions, were each further extended for one year, from May 1, 2006 to May 1, 2007.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity. In addition, newer vendors generally do not provide us with payment terms that are as favorable as those we get from existing relationships and, in some instances, new vendors may require prepayments. We have increased our prepayments in order to open up new relationships and gain access to inventory that was not previously available to us, as well as in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of March 31, 2006, we had approximately $159,000 of prepaid inventory on our balance sheet.

In addition, our inventory levels as of March 31, 2006 were approximately $7.8 million higher than at March 31, 2005. The increase in inventory generally reflects a ramp up in connection with our sales growth as well as opportunistic buying of fresh

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

inventory that has not previously been available to us. However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

We believe that our current funds, together with operating cash flow, and availability under our existing Credit Facility will be sufficient to enable us to meet our planned expenditures through at least December 31, 2006. The Company is exploring possible equity financing opportunities to maximize the growth of our business or for use if anticipated operating results are not achieved. If such financings are not available on terms acceptable to us, and/or we do not achieve our sales plan, future operations may need to be modified, scaled back or discontinued.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo Retail Finance, LLC. Pursuant to the Credit Facility, Wells Fargo provides the Company with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of the Company's assets, as well as a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of March 31, 2006, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was approximately $6,650,000 of which $2,821,000 was committed, leaving approximately $3,829,000 available for further borrowings.

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

Commitments and Long Term Obligations

As of March 31, 2006, we had the following commitments and long term obligations:

                                                                                                                  More
                                                                              Less than      1-3        3-5      than 5
                                                                  Total         1 year      years      years     years
                                                               ------------   ---------   ---------   --------   ------
Marketing and Advertising                                      $    277,000     277,000          --         --       --
Purchase Orders                                                $  5,799,000   5,799,000          --         --       --
Operating Leases                                               $  1,845,000     564,000   1,210,000     71,000       --
Capital Leases                                                 $     53,000      40,000      13,000         --       --
Employment Contracts                                           $  2,822,000   1,395,000   1,427,000         --       --
Notes payable to shareholders, including interest payable      $  5,366,000          --   5,366,000         --       --
                                                               ------------   ---------   ---------   --------   ------
     Grand total                                               $ 16,162,000   8,075,000   8,016,000     71,000       --

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; need for additional capital and potential inability to raise such capital; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; potential dilution arising from future equity financings, including potential dilution as a result of the anti-dilution provisions contained in our Preferred Stock and Convertible Notes; risks associated with Soros owning a majority of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; the success of our advertising campaign; cyclical variations in the apparel and e-commerce markets; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

uncertainties; uncertainties relating to the imposition of sales tax on Internet sales; and risks associated with the agreements with Soros with respect to a change of control and the liquidation preference of the Preferred Stock owned by Soros.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently and from time to time, are involved in litigation incidental to the conduct of our business. However we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Report:

       EXHIBIT NUMBER                          DESCRIPTION
       --------------    -------------------------------------------------------
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

                                  BLUEFLY, INC.
                                 MARCH 31, 2006

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

May 11, 2006