Form 10-Q
period 2006-06-30
BLUEFLY INC
filed 2006-08-04
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2006

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

As of August 2, 2006, the issuer had outstanding 129,205,660 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2006
              and December 31, 2005 (unaudited)                             3

         Condensed Statements of Operations for the six months ended
              June 30, 2006 and 2005 (unaudited)                            4

         Condensed Statements of Operations for the three months ended
              June 30, 2006 and 2005 (unaudited)                            5

         Condensed Statements of Changes in Shareholders' Equity for the
              six months ended June 30, 2006 (unaudited)                    6

         Condensed Statements of Cash Flows for the six months ended
              June 30, 2006 and 2005 (unaudited)                            7

         Condensed Notes to Financial Statements (unaudited)                8

Item 2.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                    13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        22

Item 4.  Controls and Procedures                                           22

Part II. Other Information                                                 23

Item 1.  Legal Proceedings                                                 23

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds       23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 6.  Exhibits                                                          24

Signature                                                                  25

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  BLUEFLY, INC.

CONDENSED BALANCE SHEETS (Unaudited)

                                                                                                      JUNE 30,       DECEMBER 31,
                                                                                                        2006            2005
                                                                                                    -------------   -------------
                                               ASSETS
Current assets
    Cash and cash equivalents                                                                       $  23,997,000   $   9,408,000
    Inventories, net                                                                                   21,130,000      16,893,000
    Accounts receivable, net of allowance for doubtful accounts                                         2,119,000       1,717,000
    Prepaid inventory                                                                                     615,000         485,000
    Prepaid expenses                                                                                      464,000         915,000
    Other current assets                                                                                  528,000         419,000
                                                                                                    -------------   -------------
         Total current assets                                                                          48,853,000      29,837,000

Property and equipment, net                                                                             2,789,000       2,895,000

Other assets                                                                                              282,000         313,000
                                                                                                    -------------   -------------
         Total assets                                                                               $  51,924,000   $  33,045,000
                                                                                                    =============   =============

Current liabilities
    Accounts payable                                                                                $   3,531,000   $   5,662,000
    Allowance for sales returns                                                                         2,926,000       3,407,000
    Accrued expenses and other current liabilities                                                      2,723,000       1,083,000
    Deferred revenue                                                                                    2,264,000       1,784,000
                                                                                                    -------------   -------------
         Total current liabilities                                                                     11,444,000      11,936,000

Notes payable to related party shareholders                                                                    --       4,000,000
Long-term interest payable to related party shareholders                                                       --       1,217,000
Long-term obligations under capital lease                                                                      --          27,000
                                                                                                    -------------   -------------
         Total liabilities                                                                             11,444,000      17,180,000
                                                                                                    -------------   -------------

Commitments and contingencies

Shareholders' equity
    Series A Preferred stock - $.01 par value; 500,000 shares authorized, 0 and 460,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively
     (liquidation preference: $0 as of June 30, 2006, and $9.2 million plus accrued
     dividends of  $5.9 million as of  December 31, 2005)                                                      --           5,000
    Series B Preferred stock - $.01 par value; 9,000,000 shares authorized,0 and 8,889,414 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively
     (liquidation preference: $0 as of June 30, 2006, and $30 million plus accrued dividends
     of $9.5 million as of  December 31, 2005)                                                                 --          89,000
    Series C Preferred stock - $.01 par value; 3,500 shares authorized, 0 and 1,000 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively
     (liquidation preference: $0 as of June 30, 2006, and $1 million plus accrued dividends
     of $286,000 as of December 31, 2005)                                                                      --              --
    Series D Preferred stock - $.01 par value; 7,150 shares authorized, 0 and 6,313.43 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively (liquidation preference: $0 as of June 30, 2006, and $6.3 million plus accrued dividends of $2.4 million
     as of December 31, 2005)                                                                                  --              --
    Series E Preferred stock - $.01 par value; 1,000 shares authorized, 0 and 1,000 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively (liquidation preference:
     $0 as of June 30, 2006, and $1.0 million plus accrued dividends of  $347,000 as of  December
     31, 2005)                                                                                                 --              --
    Series F Preferred stock - $.01 par value; 7,000 shares authorized, 857.143 and 5,279.714 issued and outstanding as of June 30, 2006 and December 31, 2005, respectively
     (liquidation preference: $3.9 million plus accrued dividends of  $61,000 as of June 30,
     2006, and $5.3 million plus accrued dividends of $192,000 as of December 31, 2005)                        --              --
    Common stock - $.01 par value; 152,000,000 and 92,000,000 shares authorized as of June 30,
     2006 and December 31, 2005, respectively, and 128,205,660 and 19,059,166 shares issued
     and outstanding as of June 30, 2006 and December 31, 2005, respectively                            1,282,000         191,000
    Additional paid-in capital                                                                        148,167,000     115,527,000
    Accumulated deficit                                                                              (108,969,000)    (99,947,000)
                                                                                                    -------------   -------------
         Total shareholders' equity                                                                    40,480,000      15,865,000
                                                                                                    -------------   -------------
         Total liabilities and shareholders' equity                                                 $  51,924,000   $  33,045,000
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

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   SIX MONTHS ENDED
                                                                       JUNE 30,
                                                              ---------------------------
                                                                  2006           2005
                                                              ------------   ------------
Net sales                                                     $ 33,669,000   $ 25,531,000
Cost of sales                                                   19,784,000     15,995,000
                                                              ------------   ------------
   Gross profit                                                 13,885,000      9,536,000

Selling, marketing and fulfillment expenses                     13,041,000      8,103,000
General and administrative expenses                              5,650,000      3,188,000
                                                              ------------   ------------
   Total operating expenses                                     18,691,000     11,291,000

Operating loss                                                  (4,806,000)    (1,755,000)

Interest and other income                                          112,000         69,000
Interest and other expense                                        (471,000)      (376,000)
                                                              ------------   ------------

Net loss                                                      $ (5,165,000)  $ (2,062,000)

Preferred stock dividends                                       (2,221,000)    (2,284,000)

Deemed dividends related to beneficial conversion feature
 on Series F Preferred Stock                                    (3,857,000)            --
                                                              ------------   ------------

Net loss available to common shareholders                     $(11,243,000)  $ (4,346,000)
                                                              ============   ============

Basic and diluted loss per common share                       $      (0.37)  $      (0.28)
                                                              ============   ============
Weighted average common shares outstanding
 (basic and diluted)                                            30,372,393     15,360,334
                                                              ============   ============

         The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                THREE MONTHS ENDED
                                                                     JUNE 30,
                                                           ---------------------------
                                                               2006           2005
                                                           ------------   ------------
Net sales                                                  $ 16,793,000   $ 12,029,000
Cost of sales                                                 9,747,000      7,378,000
                                                           ------------   ------------
   Gross profit                                               7,046,000      4,651,000

Selling, marketing and fulfillment expenses                   5,577,000      4,068,000
General and administrative expenses                           3,223,000      1,602,000
                                                           ------------   ------------
   Total operating expenses                                   8,800,000      5,670,000

Operating loss                                               (1,754,000)    (1,019,000)

Interest and other income                                        67,000         29,000
Interest and other expense                                     (214,000)      (179,000)
                                                           ------------   ------------

Net loss                                                   $ (1,901,000)  $ (1,169,000)

Preferred stock dividends                                      (990,000)    (1,169,000)

Deemed dividends related to beneficial conversion feature
 on Series F Preferred Stock                                 (3,857,000)            --
                                                           ------------   ------------

Net loss available to common shareholders                  $ (6,748,000)  $ (2,338,000)
                                                           ============   ============

Basic and diluted loss per common share                    $      (0.17)  $      (0.15)
                                                           ============   ============
Weighted average common shares outstanding
 (basic and diluted)                                         40,267,334     15,420,956
                                                           ============   ============

         The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
  YEAR ENDED DECEMBER 31, 2005, 2004 AND FOR THE SIX MONTHS ENDED JUNE 30, 2006
                                   (Unaudited)

                                                                   SERIES A                SERIES B               SERIES C
                                                               PREFERRED STOCK         PREFERRED STOCK        PREFERRED STOCK
                                                               $.01 PAR VALUE          $.01 PAR VALUE         $.01 PAR VALUE
                                                             ------------------   -----------------------   ------------------
                                                              NUMBER                 NUMBER                  NUMBER
                                                                OF                     OF                      OF
                                                              SHARES     AMOUNT      SHARES       AMOUNT     SHARES     AMOUNT
                                                             --------   -------   ------------   --------   --------   -------
Balance at January 1, 2004                                    460,000     5,000      8,889,414     89,000      1,000         -
                                                             --------   -------   ------------   --------   --------   -------
Sale of Common Stock and Warrants in connection with the
January 2004 financing (net of issuance costs of $423,000)          -         -              -          -          -         -
Change in Value of Warrants                                         -         -              -          -          -         -
Exercise of Employee Stock Options                                  -         -              -          -          -         -
Expense recognized in connection with Issuance of Options           -         -              -          -          -         -
Net loss                                                            -         -              -          -          -         -
                                                             --------   -------   ------------   --------   --------   -------
Balance at December 31, 2004                                  460,000   $ 5,000      8,889,414   $ 89,000      1,000   $     -
                                                             --------   -------   ------------   --------   --------   -------
Sale of Series F Preferred Stock ($1,000 per share
 net of expenses of $249,000)                                       -         -              -          -          -         -
Shares Of Series D Preferred Stock                                  -         -              -          -          -         -
     Converted into Common Stock
Shares Of Series F Preferred Stock                                  -         -              -          -          -         -
     Converted into Common Stock
Expense recognized in connection with Issuance of Options           -         -              -          -          -         -
Exercise of Employee Options                                        -         -              -          -          -         -
Net Loss                                                            -         -              -          -          -         -
                                                             --------   -------   ------------   --------   --------   -------
Balance at December 31, 2005                                  460,000   $ 5,000      8,889,414   $ 89,000      1,000   $     -
                                                             --------   -------   ------------   --------   --------   -------
Conversion Of Preferred Stock                                (460,000)   (5,000)    (8,889,414)   (89,000)    (1,000)        -
Options Expense                                                     -         -              -          -          -         -
Sale of Common Stock                                                -         -              -          -          -         -
 (net of expenses of approximately $2.0 million)                    -         -              -          -          -         -
Warrants Issued to Third-Party                                      -         -              -          -          -         -
Dividends Paid                                                      -         -              -          -          -         -
Deemed Dividend related to beneficial conversion feature on         -         -              -          -          -         -
 Series F Preferred Stock                                           -         -              -          -          -         -
Net Loss                                                            -         -              -          -          -         -
                                                             --------   -------   ------------   --------   --------   -------
Balance at June 30, 2006                                            -   $     -              -   $      -          -   $     -
                                                             --------   -------   ------------   --------   --------   -------

                                                                   SERIES D                SERIES E               SERIES F
                                                               PREFERRED STOCK         PREFERRED STOCK        PREFERRED STOCK
                                                               $.01 PAR VALUE          $.01 PAR VALUE         $.01 PAR VALUE
                                                             ------------------   -----------------------   ------------------
                                                              NUMBER                 NUMBER                  NUMBER
                                                                OF                     OF                      OF
                                                              SHARES     AMOUNT      SHARES       AMOUNT     SHARES     AMOUNT
                                                             --------   -------   ------------   --------   --------   -------
Balance at January 1, 2004                                      7,136         -          1,000          -          -         -
                                                             --------   -------   ------------   --------   --------   -------
Sale of Common Stock and Warrants in connection with the
January 2004 financing (net of issuance costs of $423,000)          -         -              -          -          -         -
Change in Value of Warrants                                         -         -              -          -          -         -
Exercise of Employee Stock Options                                  -         -              -          -          -         -
Expense recognized in connection with Issuance of Options           -         -              -          -          -         -
Net loss                                                            -         -              -          -          -         -
                                                             --------   -------   ------------   --------   --------   -------
Balance at December 31, 2004                                    7,136   $     -          1,000   $      -          -   $     -
                                                             --------   -------   ------------   --------   --------   -------
Sale of Series F Preferred Stock ($1,000 per share
 net of expenses of $249,000)                                       -         -              -          -      7,000         -
Shares Of Series D Preferred Stock                               (823)  $     -              -          -          -         -
     Converted into Common Stock
Shares Of Series F Preferred Stock                                  -         -              -          -     (1,720)  $     -
     Converted into Common Stock
Expense recognized in connection with Issuance of Options           -         -              -          -          -         -
Exercise of Employee Options                                        -         -              -          -          -         -
Net Loss                                                            -         -              -          -          -         -
                                                             --------   -------   ------------   --------   --------   -------
Balance at December 31, 2005                                    6,313   $     -          1,000   $      -      5,280   $     -
                                                             --------   -------   ------------   --------   --------   -------
Conversion Of Preferred Stock                                  (6,313)        -         (1,000)         -     (4,423)        -
Options Expense                                                     -         -              -          -          -         -
Sale of Common Stock                                                -         -              -          -          -         -
 (net of expenses of approximately $2.0 million)                    -         -              -          -          -         -
Warrants Issued to Third-Party                                      -         -              -          -          -         -
Dividends Paid                                                      -         -              -          -          -         -
Deemed Dividend related to beneficial conversion feature on         -         -              -          -          -         -
 Series F Preferred Stock                                           -         -              -          -          -         -
Net Loss                                                            -         -              -          -          -         -
                                                             --------   -------   ------------   --------   --------   -------
Balance at June 30, 2006                                            -   $     -              -   $      -        857   $     -
                                                             --------   -------   ------------   --------   --------   -------

                                                                  COMMON STOCK
                                                                 $.01 PAR VALUE
                                                             ------------------------   ADDITIONAL                        TOTAL
                                                              NUMBER OF                  PAID-IN       ACCUMULATED    SHAREHOLDERS'
                                                                SHARES       AMOUNT      CAPITAL         DEFICIT         EQUITY
                                                             -----------  ----------- -------------   -------------   -------------
Balance at January 1, 2004                                    12,894,166      129,000   102,392,000     (92,336,000)     10,279,000
                                                             -----------  ----------- -------------   -------------   -------------
Sale of Common Stock and Warrants in connection with the
January 2004 financing (net of issuance costs of $423,000)     1,543,209       15,000     4,562,000               -       4,577,000
Change in Value of Warrants                                            -            -      (564,000)              -        (564,000)
Exercise of Employee Stock Options                               804,381        8,000       733,000               -         741,000
Expense recognized in connection with Issuance of Options              -            -       147,000               -         147,000
Net loss                                                               -            -             -      (3,791,000)     (3,791,000)
                                                             -----------  ----------- -------------   -------------   -------------
Balance at December 31, 2004                                  15,241,756  $   152,000 $ 107,270,000   $ (96,127,000)  $  11,389,000
                                                             -----------  ----------- -------------   -------------   -------------
Sale of Series F Preferred Stock ($1,000 per share                     -            -     6,751,000               -       6,751,000
 net of expenses of $249,000)
Shares Of Series D Preferred Stock                             1,454,645       15,000       (15,000)              -               -
     Converted into Common Stock
Shares Of Series F Preferred Stock                               765,481        8,000        (8,000)              -               -
     Converted into Common Stock
Expense recognized in connection with Issuance of Options              -           -         41,000               -          41,000
Exercise of Employee Options                                   1,597,284       16,000     1,488,000               -       1,504,000
Net Loss                                                               -            -             -      (3,820,000)     (3,820,000)
                                                             -----------  ----------- -------------   -------------   -------------
Balance at December 31, 2005                                  19,059,166  $   191,000 $ 115,527,000   $ (99,947,000)  $  15,865,000
                                                             -----------  ----------- -------------   -------------   -------------
Conversion Of Preferred Stock                                 48,170,884      481,000      (387,000)              -               -
Options Expense                                                        -            -     1,223,000               -       1,223,000
Sale of Common Stock                                                   -            -             -               -               -
(net of expenses of approximately $2.0 million)               60,975,610      610,000    47,392,000               -      48,002,000
Warrants Issued to Third-Party                                         -            -        67,000               -          67,000
Dividends Paid                                                         -            -   (19,512,000)              -     (19,512,000)
Deemed Dividend related to beneficial conversion feature on            -            -     3,857,000      (3,857,000)              -
 Series F Preferred Stock                                              -            -             -               -               -
Net Loss                                                               -            -             -      (5,165,000)     (5,165,000)
                                                             -----------  ----------- -------------   -------------   -------------
Balance at June 30, 2006                                     128,205,660  $ 1,282,000 $ 148,167,000   $(108,969,000)  $  40,480,000
                                                             -----------  ----------- -------------   -------------   -------------

         The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                        ---------------------------
                                                                                            2006           2005
                                                                                        ------------   ------------
Cash flows from operating activities
  Net loss                                                                              $ (5,165,000)  $ (2,062,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
       Depreciation and amortization                                                         729,000        639,000
       Stock options expense                                                               1,223,000         27,000
       Warrant issued to consultant                                                           67,000             --
       Provisions for returns                                                               (482,000)      (607,000)
       Bad debt expense                                                                      448,000        142,000
       Reserve for inventory obsolescence                                                    615,000        453,000
       Warrant issued to supplier                                                            133,000        135,000
     Changes in operating assets and liabilities:
       (Increase) decrease in
          Inventories                                                                     (4,985,000)    (2,310,000)
          Accounts receivable                                                               (850,000)      (645,000)
          Prepaid inventory                                                                 (130,000)       (66,000)
          Prepaid expenses                                                                   451,000        176,000
          Other current assets                                                              (109,000)       543,000
       Increase (decrease) in
          Accounts payable                                                                (2,131,000)      (291,000)
          Accrued expenses and other current liabilities                                   1,641,000       (504,000)
          Interest payable to related party shareholders                                     271,000        267,000
          Deferred revenue                                                                   480,000        203,000
                                                                                        ------------   ------------
Net cash used in operating activities                                                     (7,794,000)    (3,900,000)
                                                                                        ------------   ------------
Cash flows from investing activities
  Purchase of property and equipment                                                        (592,000)    (1,608,000)
                                                                                        ------------   ------------
Net cash used in investing activities                                                       (592,000)    (1,608,000)
                                                                                        ------------   ------------

Cash flows from financing activities
  Net proceeds from June 2006 Financing                                                   48,002,000             --
  Net proceeds from June 2005 Financing                                                           --      6,752,000
  Net proceeds from exercise of stock options                                                     --        410,000
  Payments of capital lease obligation                                                       (27,000)      (124,000)
  Repayment of related party Notes Payable and interest                                   (5,488,000)            --
  Dividends paid to related party shareholders                                           (19,512,000)            --
                                                                                        ------------   ------------
Net cash provided by financing activities                                                 22,975,000      7,038,000
                                                                                        ------------   ------------

Net increase in cash and cash equivalents                                                 14,589,000      1,530,000
Cash and cash equivalents - beginning of period                                            9,408,000      6,685,000
                                                                                        ------------   ------------
Cash and cash equivalents - end of period                                               $ 23,997,000   $  8,215,000
                                                                                        ============   ============

Supplemental schedule of non-cash investing and financing activities:
  Cash paid for interest                                                                $     92,000   $     56,000
                                                                                        ============   ============
  Cash paid for interest - to related shareholder                                       $  1,488,000             --
                                                                                        ============   ============
  Warrant issued to consultant                                                          $     67,000             --
                                                                                        ============   ============
  Deemed dividend related to beneficial conversion feature on Series F Preferred Stock  $  3,875,000             --
                                                                                        ============   ============

         The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2006

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Bluefly, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair statement have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2005. On January 1, 2006 the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R) "Share-Based Payment."

The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find other sources to fund operations. The Company believes that its current funds, together with working capital, and its availability under its existing Credit Facility, will be sufficient to enable it to meet its planned expenditures through at least the next 12 months.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value. The Company's e-commerce Web site ("Bluefly.com" or "Web Site") was launched in September 1998.

During 2005, the Company dissolved its wholly owned subsidiary. This subsidiary had no operations.

NOTE 3 - JUNE 2006 FINANCING

On June 15, 2006 (the "Closing Date"), the Company completed a private placement (the "Private Placement") through the sale of 60,975,610 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $0.82 per share. The Private Placement was made to affiliates of Maverick Capital, Ltd. ("Maverick") and Prentice Capital Management, LP ("Prentice"). The aggregate proceeds from the Private Placement was $50 million, almost half of which was purchased by each of Maverick and Prentice. The purchase price of $0.82 per share represents an 11% premium to the closing bid price of the Common Stock on June 5, 2006, the date of signing of the definitive stock purchase agreement. The shares purchased in the Private Placement included 203,016 shares of Common Stock that were purchased by a holder of Series D Convertible Preferred Stock in connection with the exercise of such holder's preemptive rights. The amount purchased by Maverick and Prentice in the Private Placement was reduced on a pro rata basis as a result of the exercise of such holder's preemptive rights.

Concurrent with the closing of the Private Placement, affiliates of Soros Fund Management LLC ("Soros") converted all of their outstanding Series A, Series B, Series C, Series D, Series E and Series F Convertible Preferred Stock (collectively, the "Preferred Stock") into 44,729,960 shares of the Company's Common Stock. The remaining shares of Series D Convertible Preferred Stock, which were held by investors other than Soros, automatically converted into an aggregate of 1,073,936 shares of Common Stock. The only Preferred Stock that remains outstanding is approximately 857 shares of Series F Convertible
Preferred Stock. As a result of the Private Placement, and in accordance with the terms of the anti-dilution provisions contained in the Certificate of Powers, Designations, Preferences and Rights of Series F Convertible Preferred Stock, the conversion price of the Series F Convertible Preferred Stock was adjusted to $0.82 per share. The Company has the right to redeem such shares of Series F Convertible Preferred Stock, at the face value thereof of $857,143, plus accrued dividends, to the extent the Board of Directors of the Company determines to do so. Allen & Company LLC acted as placement agent for the Private Placement and was paid a commission of 5% of the gross proceeds, half of which was paid by the Company and the other half by Soros. Of the commission paid by the Company, $1 million was paid through the issuance of Common Stock and the remainder was paid in cash.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2006

On the Closing Date, the Company paid Soros $25 million in cash, which represented $4,000,000 of the principal and $1,488,376 of accrued but unpaid interest on the outstanding convertible notes (the "Notes") held by Soros and the majority of the accrued but unpaid dividends on the shares of Preferred Stock that were converted by Soros in connection with the Private Placement, with the remaining accrued but unpaid dividends on such shares of Preferred Stock paid in shares of common stock. The remaining proceeds will be used by the Company for general corporate purposes. As a result of the Private Placement and the conversion of the Preferred Stock, Soros collectively owns approximately 39% of the Company's Common Stock, and each of Maverick and Prentice own approximately 24% of the Company's Common Stock.

As a result of the Private Placement, the conversion price of the Company's Series F Convertible Preferred Stock, the majority of which was held by Soros, automatically decreased from $2.32 to $0.82. In accordance with FASB Emerging Issue Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," this reduction in the conversion price of the Company's Series F Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of approximately $3.9 million as part of its second quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of Loss Per Share.

The Company has agreed to use its commercially reasonable efforts to (i) prepare and file with the Securities and Exchange Commission (the "Commission") a registration statement (the "Registration Statement") to register the shares of Common Stock sold in the Private Placement within 120 days of the Closing Date and (ii) cause the Registration Statement to be declared effective by the Commission within 180 days of the Closing Date. The Company will be liable for certain penalties for the failure to meet such filing and effective date deadlines. The Investors also received certain "piggy-back" registration rights covering the Common Stock purchased in the Private Placement.

NOTE 4 - FINANCING AGREEMENT

The Company has a three year revolving credit facility (the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets. Historically, the Credit Facility has also been secured by a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). Subsequent to quarter end, Wells Fargo agreed to release the Soros LC.
Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of June 30, 2006, total availability under the Credit Facility, after giving effect to an $850,000 availability reserve that Wells Fargo had historically required, was approximately $6,650,000, of which $2,859,000 was committed, leaving approximately $3,791,000 available for further borrowings. Subsequent to quarter end, Wells Fargo agreed that it would no longer require the availability reserve, although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty
(30) days such letter of credit, or a portion thereof, remains open. For the three months ended June 30, 2006, the Company incurred approximately $42,000 in connection with these fees.

Subject to certain conditions, if the Company defaulted on any of its obligations under the Credit Facility, Wells Fargo had the right to draw upon the Soros LC to satisfy any such obligations. If Wells Fargo drew on the Soros LC, pursuant to the terms of a reimbursement agreement between the Company and Soros, the Company would have had the obligation to, among other things, reimburse Soros for any amounts drawn under the Soros LC, plus interest accrued thereon. In addition, the Company was required to pay Soros Fund Management LLC an annual fee in connection with the issuance and maintenance of the Soros LC in an amount equal to the fee that the Company would be required to pay in order to have a similar letter of credit issued under the Credit Facility. For the current year the annual fee was $55,000. The Company was also required to reimburse Soros for any costs and expenses associated with the issuance and maintenance of the Soros LC.

                                 BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2006

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

Security             June 30, 2006    Exercise Prices   June 30, 2005    Exercise Prices
------------------   -------------    ---------------   -------------    ---------------
Options                  8,103,028    $0.69  - $16.47       8,791,285    $0.69  - $16.47
Warrants                 1,945,893    $0.78  - $ 3.96       2,083,393    $0.78  - $ 3.96
Preferred Stock                 --(1)                      46,340,671(1)
Convertible Notes               --(3)                              --(2)

     (1) Excludes dividends on preferred stock, which are payable in cash or common stock, at the Company's option, upon conversion, redemption or liquidation. In June 2006, substantially all of the Company's Preferred Stock was converted into shares of Common Stock. At June 30, 2006, there were 857 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 1,045,296 shares of Common Stock (excluding dividends).

     (2) Excludes debt issued in connection with the July 2003 financing and the October 2003 financing, which would have been convertible into equity securities of the Company sold in any subsequent round of financing, at the holders option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. At June 30, 2005, such debt was not convertible into Common Stock.

     (3)  In June 2006, all of the convertible notes were paid off.

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

                                 BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2006

adopted only the disclosure requirements of SFAS No. 123, as amended by SFAS No. 148, "Accounting For Stock-Based Compensation - Transition and Disclosure."

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statement of Operations for the three and six months ended June 30, 2006 is $611,000 and $1,223,000, respectively.

On March 29, 2005, the SEC published Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The application of SFAS No. 123(R) had the following effect on Q2 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting:

As a result of adopting SFAS No. 123(R), the Company's operating loss and net loss for the three and six months ended June 30, 2006 was $611,000 and $1,223,000 higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and six months ended June 30, 2006 would have been $0.02 and $0.04 per share, respectively, lower if the Company had not adopted SFAS No.123(R). There was no effect on the Company's cash flows.

The following table illustrates the effect on net income and net income per common share applicable to common stockholders for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):

                                                           THREE MONTHS     SIX MONTHS
                                                              ENDED            ENDED
                                                          JUNE 30, 2005    JUNE 30, 2005
                                                          -------------    -------------
Net loss, as reported                                     $  (1,169,000)   $  (2,062,000)
Deduct: total stock based compensation
 expense determined under fair value
 based methods for all awards                                  (702,000)      (1,414,000)
Add: Stock-based employee compensation
 Expense included in net loss                                    11,000           27,000
Pro forma net loss applicable to common shareholders         (1,860,000)      (3,449,000)
Net Loss per share applicable to common shareholders
  Basic and diluted, as reported                          $       (0.15)   $       (0.28)
  Basic and diluted, pro forma                            $       (0.20)   $       (0.37)

                                 BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2006

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and six months ended June 30, 2006 and 2005, respectively.

                                   THREE        SIX        THREE        SIX
                                   MONTHS      MONTHS      MONTHS      MONTHS
                                   ENDED       ENDED       ENDED       ENDED
                                  JUNE 30,    JUNE 30,    JUNE 30,    JUNE 30,
                                    2006        2006        2005        2005
                                  --------    --------    --------    --------
Expected holding period (years)        6.0         6.0         6.0         6.0
Risk-free interest rate               4.40%       4.76%       3.86%       4.39%
Dividend yield                        0.00%       0.00%       0.00%       0.00
Volatility                             109%        109%        128%        135%

The following table summarizes the Company's stock option activity:

                                                                 WEIGHTED
                                                                  AVERAGE
                                                  NUMBER OF      EXERCISE
                                                   SHARES         PRICE
                                                ------------    ------------
Balance at December 31, 2005                       8,038,528    $       1.97
                                                ------------
Options granted                                      131,000    $       1.12
Options canceled                                     (66,500)   $       1.66
Options exercised                                          -    $       0.00
                                                ------------
Balance at June 30, 2006                           8,103,028    $       1.96
Eligible for exercise at December 31, 2005         4,969,929    $       2.15
Eligible for exercise at June 30, 2006             5,840,623    $       2.08

The stock options are exercisable in different periods through 2016. Additional information with respect to the outstanding options as of June 30, 2006, is as follows:

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - Unaudited
                                  JUNE 30, 2006

                                       OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                       ---------------------------------------------------   --------------------------
                                                  WEIGHTED
                                                   AVERAGE      WEIGHTED                     WEIGHTED
RANGE OF                                          REMAINING      AVERAGE                      AVERAGE
EXERCISE                                         CONTRACTUAL    EXERCISE        OPTIONS      EXERCISE
PRICES                   VESTED      UNVESTED       LIFE         PRICE        EXERCISABLE     PRICE
--------------------   ----------   ----------   -----------   -----------   ------------   -----------
  $0.00 - $1.66         3,720,121    1,354,995     7.4 Years   $      1.23      3,720,121   $      1.20
  $1.66 - $3.32         1,797,117      865,395     7.1 Years   $      2.33      1,797,117   $      2.46
  $3.32 - $4.98            58,985       42,015     7.6 Years   $      3.92         58,985   $      3.92
  $4.98 - $6.64            22,250            -     2.5 Years   $      5.11         22,250   $      5.11
  $6.64 - $9.96            52,750            -     3.1 Years   $      9.17         52,750   $      9.17
 $9.96 - $11.62           104,250            -     3.5 Years   $     11.20        104,250   $     11.20
$11.62 - $14.94             6,250            -     3.4 Years   $     14.04          6,250   $     14.04
$14.94 - $16.60            78,900            -     2.6 Years   $     15.13         78,900   $     15.13

 $0.69 - $16.60         5,840,623    2,262,405     7.1 Years   $      1.96      5,840,623   $      2.08

The total fair value of the 360,954 shares that vested during the quarter and the 870,694 shares that vested during the six months ended Ju ne 30, 2006 was approximately $549,000 and $1,341,000, respectively. The weighted average fair value of the options granted during the quarter was $0.95. At June 30, 2006, the aggregate intrinsic value of the fully vested options "expected to vest" was $565,000 and the weighted average remaining contractual life of the options was
6.5 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the first half of 2006. No options were exercised during the quarter and no cash was used to settle equity instruments granted under the Plans during the second quarter of 2006.

As of June 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $3.2 million. Total compensation cost is expected to be recognized over 2 years on a weighted average basis.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past four years, our sales have grown at a compounded annual growth rate of almost 22%, while our gross margin percentage has increased from 31.0% in the second quarter of 2003 to 42.0% in the second quarter of 2006.

The recent increase in our margin and sales is the direct result of the merchandise strategy that we began to implement in spring 2004. As part of that strategy, we are bringing current season merchandise and the latest fashion trends to our customer for great value. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy, we believe that we will be able to maintain margins well above our levels from 2003 and earlier.

We believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we launched a national advertising campaign in 2005. We continued the campaign into the first half of 2006, and plan to continue it for the rest of the year. We intend to continuously review the results of the campaign and use the learnings to refine and improve upon our marketing strategy.

Our net sales increased by approximately 40% to $16,793,000 for the three months ended June 30, 2006 from $12,029,000 for the three months ended June 30, 2005. Our gross margin increased to 42.0% in 2006 from 38.7% in 2005, 40.1% in 2004 and 31% in 2003. Our gross profit increased by 51% to $7,046,000 for the three months ended June 30, 2006 from $4,651,000 for

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

the three months ended June 30, 2005. This growth in gross profit was driven by the increase in net sales, and by the increase in gross margins. Our operating loss increased by 72% to $1,754,000 for the three months ended 2006, from $1,019,000 for the three months ended 2005. This increase was primarily a result of the increased marketing expenditures in the second quarter of 2006, the payment of executive bonuses in connection with our recent financing in June 2006, and the inclusion of stock option expenses as a result of the adoption of SFAS No. 123(R).

As of June 30, 2006, we had a receivable of $352,000 due from a third party service provider that purchases inventory from the Company to be distributed internationally. This amount related to activity that occurred primarily in the second quarter. We believe that it is not probable that we will collect this amount in its entirety. Accordingly, we have increased our bad debt expense which is included in general and administrative expenses.

We increased our spending in marketing (excluding staff related costs) by 63% to $1,309,000 for the second quarter of 2006, from $804,000 for the second quarter 2005. A large portion of the increased marketing expense was a result of the costs associated with our national advertising campaign, which was launched in September 2005. In general, we intend to market our business more aggressively than we have in previous years. This more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term; however, we believe that it is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead and marketing on a customer's first order.

In connection with the recent financing in June 2006, we paid $675,000 of bonuses. Of this amount, $650,000 are included in general and administrative expenses.

On January 1, 2006, we adopted SFAS No. 123(R), which requires expensing of stock options. As a result, we recorded total share-based compensation expenses of $611,000 for the three months ended June 30, 2006. Results for prior periods have not been restated due to the adoption based on the modified prospective approach. Had they been restated, additional share-based compensation expenses of approximately $691,000 would have been recorded for the three months ended June 30, 2005.

Our reserve for returns and credit card chargebacks increased to 41.8% of gross sales for the second quarter 2006 compared to 39.9% for the second quarter of 2005. The increase was primarily caused by an increase in average order size as well as a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

A portion of our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell through in its entirety in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs. In recent years, we have increased the amount of inventory purchased on a pack and hold basis in order to take advantage of opportunities in the market.

At June 30, 2006, we had an accumulated deficit of $108,969,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of preferred stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

The following table sets forth our statement of operations data, for the six months ended June 30th. All data is in thousands except as indicated below:

                                                            2006                       2005                       2004
                                                   ----------------------     ----------------------     ----------------------
                                                                As a % of                  As a % of                  As a % of
                                                                Net Sales                  Net Sales                  Net Sales
                                                                ---------                  ---------                  ---------
Net sales                                          $  33,669        100.0%    $  25,531        100.0%    $  20,609        100.0%
Cost of sales                                         19,784         58.8%       15,995         62.6%       13,020         63.2%
                                                   ---------                  ---------                  ---------
  Gross profit                                        13,885         41.2%        9,536         37.4%        7,589         36.8%

Selling, marketing and fulfillment expenses           13,041         38.7%        8,103         31.7%        6,659         32.3%
General and administrative expenses                    5,650         16.8%        3,188         12.5%        3,146         15.3%
                                                   ---------                  ---------                  ---------
  Total operating expenses                            18,691         55.5%       11,291         44.2%        9,805         47.6%

Operating loss                                        (4,806)       (14.3)%      (1,755)        (6.8)%      (2,216)       (10.8)%
Interest (expense) and other income                     (359)        (1.1)%        (307)        (1.2)%         378          1.9%
                                                   ---------                  ---------                  ---------

  Net loss                                            (5,165)       (15.4)%      (2,062)        (8.0)%      (1,838)        (8.9)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the six months ended June 30th, as indicated below:

                                                             2006         2005         2004
                                                          ----------   ----------   ----------
Average Order Size (including shipping & handling)        $   246.13   $   207.54   $   188.61
New Customers Added during the Period                         76,487       66,326       58,813

Net sales: Gross sales for the six months ended June 30, 2006 increased by approximately 36% to $56,117,000 from $41,214,000 for the six months ended June 30, 2005. For the six months ended June 30, 2006, we recorded a provision for returns and credit card chargebacks and other discounts of $22,448,000, or approximately 40% of gross sales. For the six months ended June 30, 2005, the provision for returns and credit card chargebacks and other discounts was $15,683,000, or approximately 38.1% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by an increase in average order size as well as a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the six months ended June 30, 2006 were $33,669,000. This represents an increase of approximately 31.9% compared to the six months ended June 30, 2005, in which net sales totaled $25,531,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 15% higher compared to the first half 2005) and an increase in average order size (over 18% higher compared to the first half 2005). For the six months ended June 30, 2006 revenue from shipping and handling (which is included in net sales) increased approximately 8% in 2006 to $1,970,000 from $1,825,000 in 2005.

COST OF SALES: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 2006 totaled $19,784,000, resulting in gross margin of approximately 41.2%. Cost of sales for the six months ended June 30, 2005 totaled $15,995,000, resulting in gross margin of 37.4%. Gross profit increased by approximately 46%, to $13,885,000 for the six months ended June 30, 2006 compared

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

to $9,536,000 for the six months ended June 30, 2005. The growth in gross margin was primarily the result of increased product margins, which was driven by a merchandising strategy that focused on negotiating better prices with vendors as well as selling more in-season product. In-season merchandise has more value to our customers and therefore demands higher margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by 61% in the first six months of 2006 compared to the first six months of 2005. Selling, marketing and fulfillment expenses were comprised of the following:

                  Six Months Ended       As a % of        Six Months Ended       As a % of        Percentage Difference
                   June 30, 2006         Net Sales          June 30, 2005        Net Sales        increase (decrease)
                  ----------------    ----------------    ----------------    ----------------    ---------------------
Marketing         $      5,760,000                17.1%   $      1,935,000                 7.6%                     198%
Operating                3,699,000                11.0%          3,208,000                12.6%                      15%
Technology               1,989,000                 5.9%          1,840,000                 7.2%                       8%
E-Commerce               1,593,000                 4.7%          1,120,000                 4.3%                      42%
                  $     13,041,000                38.7%   $      8,103,000                31.7%                      61%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 38.7% for the six months ended June 30, 2006 from 31.7% for the six months ended June 30, 2005. This increase was primarily related to the increase in advertising spending from our advertising campaign and the recording of stock option expenses as a result of our adoption of SFAS No. 123(R).

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. Marketing expenses increased by a higher percentage than our percentage increase in revenue because we focused more of our marketing initiatives on our national advertising campaign. Of the $3.8 million incremental marketing costs in the first half of 2006 compared to 2005, approximately $3.1 million related to the national advertising campaign and $403,000 was related to paid search. While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our improved margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first six months of 2006 by approximately 15% compared to the first six months of 2005 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees) and an increase in salary related expenses. These increases were partially offset by a decrease in credit card fees attributed to a refund from one of our credit card processors.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the six months ended June 30, 2006, technology expenses increased by approximately 8% compared to the six months ended June 30, 2005. This increase resulted from an increase in salary related expenses, including the expensing of employee stock options in the current year, as well as an increase in software support. This increase was partially offset by a decrease in depreciation and web hosting expense.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the six months ended June 30, 2006, e-commerce expenses increased by approximately 42% as compared to the six months ended June 30, 2005, primarily due to an increase in salary related expenses as well as an increase in expenses associated with photo shoots and the result of recording employee stock option expenses in the current period.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the six months ended June 30, 2006 increased by approximately 77% to $5,650,000 as compared to $3,188,000 for the six months ended June 30, 2005. The increase in general and administrative expenses was primarily the result of the recording of $957,000 of expense related to employee stock options in the six month period, an increase of $352,000 in

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

bad debt expense related to a receivable due from a third party service provider that purchases inventory from the Company to be distributed internationally, increased consulting and professional fees of $119,000, increased public company expenses of $172,000 and increased depreciation expense of $172,000. In addition, in June 2006 the Company paid approximately $650,000 of executive bonuses in connection with the financing that closed during the second quarter 2006. Most of these bonuses are included in general and administrative expenses.

As a percentage of net sales, general and administrative expenses for the first half of 2006 increased to approximately 16.8% from 12.5% for the first half of 2005.

Loss from operations: Operating loss increased by approximately 174% in the first six months of 2006 to $4,806,000 from $1,755,000 in the first six months of 2005, as the increase in net sales and gross margin were more than offset by the incremental marketing expenses and the recording of stock option expenses as a result of the adoption of SFAS No. 123(R).

Interest and other income: Other income for the six months ended June 30, 2006 increased to $112,000 from $69,000 for the six months ended June 30, 2005. These amounts relate primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the six months ended June 30, 2006 totaled $471,000, compared to $376,000 for the six months ended June 30, 2005. Interest expense relates to fees paid in connection with our Credit Facility, as well as interest expense on the Notes.

FOR THE THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2005

The following table sets forth our statement of operations data, for the three months ended June 30th. All data is in thousands, except as indicated below:

                                                           2006                         2005                         2004
                                                ------------------------     ------------------------     ------------------------
                                                               As a % of                    As a % of                    As a % of
                                                               Net Sales                    Net Sales                    Net Sales
                                                               ---------                    ---------                    ---------
Net sales                                       $   16,793         100.0%    $   12,029         100.0%    $    9,495         100.0%
Cost of sales                                        9,747          58.0%         7,378          61.3%         5,688          59.9%
                                                ----------                   ----------                   ----------
  Gross profit                                       7,046          42.0%         4,651          38.7%         3,807          40.1%

Selling, marketing and fulfillment expenses          5,577          33.2%         4,068          33.8%         3,210          33.8%
General and administrative expenses                  3,223          19.2%         1,602          13.3%         1,394          14.7%
                                                ----------                   ----------                   ----------
  Total operating expenses                           8,800          52.4%         5,670          47.1%         4,604          48.5%

Operating loss                                      (1,754)        (10.4)%       (1,019)         (8.4)%         (797)         (8.4)%
Interest (expense) and other income, net              (147)         (0.9)%         (150)         (1.2)%           89           0.9%
                                                ----------                   ----------                   ----------
  Net loss                                          (1,901)        (11.3)%       (1,169)         (9.6)%         (708)         (7.5)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

                                                             2006         2005         2004
                                                          ----------   ----------   ----------
Average Order Size (including shipping & handling)        $   248.32   $   216.09   $   187.52
New Customers Added during the Period                         37,779       29,561       25,478

NET SALES: Gross sales for the three months ended June 30, 2006 increased by approximately 44% to $28,872,000 from $20,003,000 for the three months ended June 30, 2005. For the three months ended June 30, 2006, we recorded a provision for returns and credit

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

card chargebacks and other discounts of $12,079,000, or approximately 41.8% of gross sales. For the three months ended June 30, 2005, the provision for returns and credit card chargebacks and other discounts was $7,974,000, or approximately 39.9% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by an increase in average order size as well as a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended June 30, 2006 were $16,793,000. This represents an increase of 39.6% compared to the three months ended June 30, 2005, in which net sales totaled $12,029,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 28% higher compared to second quarter 2005) and an increase in average order size (approximately 15% higher compared to the second quarter 2005). For the three months ended June 30, 2006, revenue from shipping and handling increases approximately 16% to 1,005,000 in 2006 from 864,000 in 2005.

Cost of sales: Cost of sales for the three months ended June 30, 2006 totaled $9,747,000, resulting in gross margin of approximately 42.0%. Cost of sales for the three months ended June 30, 2005 totaled $7,378,000, resulting in gross margin of 38.7%. Gross profit increased by 51%, to $7,046,000 for the three months ended June 30, 2006 compared to $4,651,000 for the three months ended June 30, 2005. The growth in gross margin was primarily the result of increased product margins, which was driven by a merchandising strategy that focused on negotiating better prices with vendors as well as selling more in-season product. In-season merchandise has more value to our customers and therefore demands higher margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 37.1% in the second quarter of 2006 compared to the second quarter of 2005. Selling, marketing and fulfillment expenses were comprised of the following:

                                             As a %                                      As a %
                  Three Months Ended         of Net           Three Months Ended         of Net           Percentage Difference
                      June 30, 2006          Sales               June 30, 2005           Sales            increase (decrease)
                  ------------------    ------------------    ------------------    ------------------    ---------------------
Marketing                  1,729,000                  10.3%            1,041,000                   8.7%                      66%
Operating                  1,949,000                  11.6%            1,504,000                  12.5%                      30%
Technology                 1,017,000                   6.0%              945,000                   7.8%                       8%
E-Commerce                   882,000                   5.3%              578,000                   4.8%                      53%
                  ------------------    ------------------    ------------------    ------------------    ---------------------
                  $        5,577,000                  33.2%   $        4,068,000                  33.8%                      37%

As a percentage of net sales, our selling, marketing and fulfillment expenses decreased slightly to 33.2% for the three months ended June 30, 2006 from 33.8% for the three months ended June 30, 2005. This decrease was primarily related to economies of scale in operating and technology expenses, which were partially offset by increases in advertising spending from our advertising campaign and the recording of stock option expenses as a result of our adoption of SFAS No. 123(R).

Of the $688,000 incremental marketing costs in the second quarter 2006 compared to 2005, approximately $261,000 related to the national advertising campaign and $253,000 related to paid search. While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our improved margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses increased in the second quarter of 2006 by approximately 30% compared to the second quarter of 2005 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees). These increases were partially offset by a decrease in credit card fees attributed to a refund from one of our credit card processors.

For the three months ended June 30, 2006, technology expenses increased by approximately 8% compared to the three months ended June 30, 2005. This increase resulted from an increase in salary related expenses, including the expensing of employee

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

stock options in the current year, as well as an increase in software support. This increase was offset partially by a decrease in depreciation and web hosting expense.

For the three months ended June 30, 2006, e-commerce expenses increased by approximately 53% as compared to the three months ended June 30, 2005, primarily due to an increase in salary related expenses as well as an increase in expenses associated with photo shoots and the result of recording employee stock option expenses in the current period.

General and administrative expenses: General and administrative expenses for the three months ended June 30, 2006 increased by approximately 101% to $3,223,000 as compared to $1,602,000 for the three months ended June 30, 2005. The increase in general and administrative expenses was primarily the result of the recording of $475,000 of expense related to employee stock options in the current period, an increase of $352,000 in bad debt expense related to a receivable due from a third party service provider that purchases inventory from the Company to be distributed internationally, increased public company expenses of $83,000 and increased depreciation expense of $70,000. In addition, the Company paid approximately $650,000 in executive bonuses related to the financing that closed in the second quarter of 2006. Most of these bonuses are included in general and administrative expenses.

As a percentage of net sales, general and administrative expenses for the second quarter of 2006 increased to approximately 19.2% from 13.3% for the second quarter of 2005.

Loss from operations: Operating loss increased by 72% in the second quarter of 2006 to $1,754,000 from $1,019,000 in the second quarter of 2005 as the increase in net sales and gross margin were more than offset by the incremental marketing expenses and the recording of stock option expenses as a result of the adoption of SFAS No. 123(R).

Interest and other income: Other income for the second quarter ended June 30, 2006 increased to $67,000 from $29,000 for the second quarter ended June 30, 2005. These amounts relate primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the three months ended June 30, 2006 totaled $214,000, compared to $179,000 for the three months ended June 30, 2005. Interest expense relates to fees paid in connection with our Credit Facility, as well as interest expense on the Notes.

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2006, we had approximately $24.0 million in the form of cash and cash equivalents. Working capital at June 30, 2006 and 2005 was $37.4 million and $12.3 million, respectively, and at December 31, 2005 was $17.9 million (the June 30, 2005 amount excludes the approximately $1.26 million of restricted cash that we regained access to upon refinancing our previous credit facility). In addition, as of June 30, 2006, we had approximately $2.8 million committed under the Credit Facility, leaving approximately $3.8 million of availability, compared to availability of $600,000 under our previous credit facility at June 30, 2005.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. We believe that our suppliers' decision-making with respect to payment terms and/or the type of credit support requested is largely driven by their perception of our credit rating, which is affected by information reported in the industry and financial press and elsewhere as to our financial strength. Accordingly, negative perceptions as to our financial strength could have a negative impact on our liquidity. In addition, newer vendors generally do not provide us with payment terms that are as favorable as those we get from existing relationships and, in some instances, new vendors may require prepayments. We have increased our prepayments in order to open up new relationships and gain access to inventory that was not previously available to us, as well as in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of June 30, 2006, we had approximately $615,000 of prepaid inventory on our balance sheet.

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

In addition, our inventory levels as of June 30, 2006 were approximately $6.5 million higher than at June 30, 2005. The increase in inventory generally reflects a ramp up in connection with our sales growth as well as opportunistic buying of fresh inventory that has not previously been available to us. However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

On June 15, 2006, we raised $50 million of additional capital through the sale of 60,975,610 shares of our Common Stock. We used $25 million of the proceeds from such sale to pay all accrued but unpaid dividends on the Preferred Stock converted by Soros in connection with such sale and to payoff the convertible promissory notes held by Soros. The remaining proceeds from the sale will be used for general corporate purposes.

We believe that our current funds, together with operating cash flow, and availability under our existing Credit Facility will be sufficient to enable us to meet our planned expenditures through at least the next 12 months.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo Retail Finance, LLC. Pursuant to the Credit Facility, Wells Fargo provides the Company with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of the Company's assets. Historically, the Credit Facility has also been secured by the Soros LC. Subsequent to quarter end, Wells Fargo agreed to release the Soros LC. Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of June 30, 2006, total availability under the Credit Facility, after giving effect to the required $850,000 availability reserve, was approximately $6,650,000 of which $2,859,000 was committed, leaving approximately $3,791,000 available for further borrowings. Subsequent to quarter end, Wells Fargo agreed that it would no longer require the $850,000 availabilty reserve, although it has the right under the Credit Facility to establish reserves in the future as it deems appropriate.

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

Commitments and Long Term Obligations

As of June 30, 2006, we had the following commitments and long term obligations:

                                            Less than         1-3            3-5         More than
                               Total          1 year         years          years         5 years
                            ------------   ------------   ------------   ------------   ------------
Marketing and Advertising   $  1,625,000      1,625,000             --             --             --
Purchase Orders             $ 10,062,000     10,062,000             --             --             --
Operating Leases            $  1,689,000        527,000      1,162,000             --             --
Capital Leases              $     40,000         40,000             --             --             --
Employment Contracts        $  2,317,000        980,000      1,337,000             --             --
                            ------------   ------------   ------------   ------------   ------------
     Grand total            $ 15,733,000     13,234,000      2,499,000             --             --

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

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

RECENT ACCOUNTING PRONOUNCEMENTS

In  July  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations.

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

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; the success of our advertising campaign; risks associated with Soros, Maverick and Prentice each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; and government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales.

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

PART II  - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2006, we issued 1,000,000 shares of Common Stock to Allen, in satisfaction of $1,000,000 of the placement fee due to Allen in connection with the June 2006 Financing. The issuance of such Common Stock was deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the "Securities Act"), by reason of the provision of Section 4(2) of the Securities Act regarding Allen's status as an accredited investor (as such term is defined under Rule 501 promulgated under the Securities Act), and its acquisition of shares of Common Stock for investment and not with a current view to distribution thereof, except as such distribution may be permissible under applicable law. The certificates representing the shares of Common Stock issued in the transaction contain a legend to the effect that such shares are not registered under the Securities Act and may not be transferred except pursuant to a registration which has become effective under the Securities Act or pursuant to an exemption from such registration.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 19, 2006, we held our annual meeting of stockholders. At the meeting, our stockholders voted for six directors, electing Alan Kane, Melissa Payner-Gregor, Barry Erdos, Christopher G. McCann, Martin Miller and Ann Jackson as members of our board of directors. In addition, our stockholders voted in favor of a proposal to approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock and in favor of a proposal to approve certain anti-dilution adjustment provisions of our Series F Convertible Preferred Stock. The results of the voting were as follows:

PROPOSAL                                  VOTES FOR    VOTES WITHHELD
-------------------------------------    ----------   --------------
Election of Alan Kane                    69,162,678          294,370
Election of Melissa Payner-Gregor        69,380,648           76,400
Election of Barry Erdos                  69,166,825          290,223
Election of Christopher G. McCann        69,219,178          237,870
Election of Martin Miller                69,138,775          318,273
Election of Ann Jackson                  69,221,378          235,670

                                                                        Abstentions and
                                         Votes For    Votes Against     Broker Non-Votes
                                         ----------   --------------    ----------------
Approval of Charter Amendment            68,863,397          579,621              14,030
Approval of Certain Anti-Dilution
Adjustment Provisions to our Series
F Convertible Preferred Stock            58,191,361          853,758          10,411,929

In addition to the directors elected at the meeting, Neal Moszkowski and David Wassong were elected to the Board of Directors as the designees of the Series A Preferred Stock and the Series B Preferred Stock, respectively. Information regarding changes in the Board of Directors subsequent to the annual meeting of stockholders is described in a Current Report on Form 8K filed with the Securities and Exchange Commission on August 2, 2006 which is incorporated by reference herein.

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

ITEM 6. EXHIBITS

The following is a list of exhibits filed as part of this Report:

EXHIBIT NUMBER                             DESCRIPTION
--------------   ---------------------------------------------------------------
10.1             Stock  Purchase  Agreement,  dated as of June 5,  2006,  by and among  Bluefly,  Inc.,  Quantum  Industrial  Partners  LDC, SFM
                 Domestic Investments, LLC and the investors listed on the signature pages attached thereto (filed as Exhibit 10.1 to the Current Report on Form 8-K filed by Bluefly, Inc. on June 7,
                 2006).*

10.2 Form of Voting Agreement by and among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd. and Prentice-Bluefly, LLC (filed as Exhibit 10.2 to the Current Report on Form 8-K filed by Bluefly, Inc. on June 7, 2006).*

10.3 Fee Letter, dated June 5, 2006, by and among Bluefly, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments, LLC (filed as Exhibit 10.3 to the Current Report on Form 8-K filed by Bluefly, Inc. on June 7, 2006).*

10.4             Waiver Letter, dated June 5, 2006, by and between Bluefly, Inc.
                 and Wells Fargo Retail Finance, LLC (filed as Exhibit 10.4 to the Current Report on Form 8-K filed by Bluefly, Inc. on June 7, 2006).*

31.1             Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2             Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Previously filed; incorporated herein by reference.

                                  BLUEFLY, INC.
                                  JUNE 30, 2006

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

August 4, 2006