Form 10-Q
period 2006-09-30
BLUEFLY INC
filed 2006-11-14
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                        Commission File Number: 001-14498

                             -----------------------

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

                             -----------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X]  No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [ ]  No [X]

As of November 10, 2006, the issuer had outstanding 129,248,990 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           -----
Part I . Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2006 (unaudited)
         and December 31, 2005                                                3

         Condensed Statements of Operations for the nine months ended
         September 30, 2006 and 2005 (unaudited)                              4

         Condensed Statements of Operations for the three months ended
         September 30, 2006 and 2005 (unaudited)                              5

         Condensed Statements of Changes in Shareholders' Equity for the
         nine months ended September 30, 2006 (unaudited)                     6

         Condensed Statements of Cash Flows for the nine months ended
         September 30, 2006 and 2005 (unaudited)                              7

         Condensed Notes to Financial Statements (unaudited)                  8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          23

Item 4.  Controls and Procedures                                             23

Part II. Other Information                                                   24

Item 1.  Legal Proceedings                                                   24

Item 5.  Other Information                                                   24

Item 6.  Exhibits                                                            26

Signatures                                                                   27

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
                      CONDENSED BALANCE SHEETS (Unaudited)

                                                                                      SEPTEMBER 30,    DECEMBER 31,
                                                                                          2006             2005
                                                                                     --------------   --------------
                                      ASSETS
Current assets
    Cash and cash equivalents                                                        $   17,055,000   $    9,408,000
    Inventories, net                                                                     26,777,000       16,893,000
    Accounts receivable, net of allowance for doubtful accounts                           2,889,000        1,717,000
    Prepaid inventory                                                                     1,111,000          485,000
    Prepaid expenses                                                                      2,293,000          915,000
    Other current assets                                                                    352,000          419,000
                                                                                     --------------   --------------
          Total current assets                                                           50,477,000       29,837,000

Property and equipment, net                                                               2,664,000        2,895,000

Other assets                                                                                266,000          313,000
                                                                                     --------------   --------------
          Total assets                                                               $   53,407,000   $   33,045,000
                                                                                     ==============   ==============
Current liabilities
    Accounts payable                                                                 $    6,625,000   $    5,662,000
    Allowance for sales returns                                                           3,563,000        3,407,000
    Accrued expenses and other current liabilities                                        2,017,000        1,083,000
    Deferred revenue                                                                      2,494,000        1,784,000
                                                                                     --------------   --------------
          Total current liabilities                                                      14,699,000       11,936,000

Notes payable to related party shareholders                                                      --        4,000,000
Long-term interest payable to related party shareholders                                         --        1,217,000
Long-term obligations under capital lease                                                        --           27,000
                                                                                     --------------   --------------
          Total liabilities                                                          $   14,699,000   $   17,180,000
                                                                                     --------------   --------------
Commitments and contingencies

Shareholders' equity
    Series A Preferred stock - $.01 par value; 500,000 shares authorized, 0 and
     460,000 shares issued and outstanding as of September 30, 2006 and
     December 31, 2005, respectively (liquidation preference: $0 as of
     September 30, 2006, and $9.2 million plus accrued dividends
     of  $5.9 million as of  December 31, 2005)                                                  --            5,000
    Series B Preferred stock - $.01 par value; 9,000,000 shares authorized,0 and
     8,889,414 shares issued and outstanding as of September 30, 2006 and
     December 31, 2005, respectively (liquidation preference: $0 as of
     September 30, 2006, and $30 million plus accrued dividends of $9.5 million
     as of  December 31, 2005)                                                                   --           89,000
    Series C Preferred stock - $.01 par value; 3,500 shares authorized, 0 and
     1,000 shares issued and outstanding as of September 30, 2006 and
     December 31, 2005, respectively (liquidation preference: $0 as of
     September 30, 2006, and $1 million plus accrued dividends of $286,000 as
     of  December 31, 2005)                                                                      --               --
    Series D Preferred stock - $.01 par value; 7,150 shares authorized, 0 and
     6,313.43 issued and outstanding as of September 30, 2006 and
     December 31, 2005, respectively (liquidation preference: $0 as of
     September 30, 2006, and $6.3 million plus accrued dividends of
     $2.4 million as of December 31, 2005)                                                       --               --
    Series E Preferred stock - $.01 par value; 1,000 shares authorized, 0 and
     1,000 issued and outstanding as of September 30, 2006 and
     December 31, 2005, respectively (liquidation preference: $0 as of
     September 30, 2006, and $1.0 million plus accrued dividends of $347,000
     as of  December 31, 2005)                                                                   --               --
    Series F Preferred stock - $.01 par value; 7,000 shares authorized, 857.143 and 5,279.714 issued and outstanding as of September 30, 2006 and
     December 31, 2005, respectively (liquidation preference: $857,000 plus accrued dividends of  $77,000 as of September 30, 2006, and $5.3
     million plus accrued dividends of $192,000 as of December 31, 2005)                         --               --
    Common stock - $.01 par value; 152,000,000 and 92,000,000 shares authorized as of September 30, 2006 and December 31, 2005, respectively, and
     129,248,990 and 19,059,166 shares issued and outstanding as of
     September 30, 2006 and December 31, 2005, respectively                               1,292,000          191,000
    Additional paid-in capital                                                          149,870,000      115,527,000
    Accumulated deficit                                                                (112,454,000)     (99,947,000)
                                                                                     --------------   --------------
          Total shareholders' equity                                                     38,708,000       15,865,000
                                                                                     --------------   --------------
          Total liabilities and shareholders' equity                                 $   53,407,000   $   33,045,000
                                                                                     ==============   ==============

     The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       NINE MONTHS ENDED
                                                         SEPTEMBER 30,
                                                  ----------------------------
                                                      2006           2005
                                                  -------------  -------------
Net sales                                         $  49,991,000  $  37,576,000
Cost of sales                                        29,995,000     23,465,000
                                                  -------------  -------------
  Gross profit                                       19,996,000     14,111,000

Selling, marketing and fulfillment expenses          20,408,000     12,671,000
General and administrative expenses                   8,019,000      4,716,000
                                                  -------------  -------------
  Total operating expenses                           28,427,000     17,387,000

Operating loss                                       (8,431,000)    (3,276,000)

Interest and other income                               311,000        134,000
Interest and other expense                             (530,000)      (623,000)
                                                  -------------  -------------
Net loss                                          $  (8,650,000) $  (3,765,000)

Preferred stock dividends                            (2,237,000)    (3,671,000)

Deemed dividends related to beneficial
 conversion feature on Series F Preferred Stock      (3,857,000)            --
                                                  -------------  -------------

Net loss available to common shareholders         $ (14,744,000) $  (7,436,000)
                                                  =============  =============

Basic and diluted loss per common share           $       (0.23) $       (0.48)
                                                  =============  =============

Weighted average common shares outstanding
(basic and diluted)                                  63,612,059     15,516,454
                                                  =============  =============

     The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                       THREE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  ----------------------------
                                                      2006           2005
                                                  -------------  -------------
Net sales                                         $  16,322,000  $  12,045,000
Cost of sales                                        10,211,000      7,470,000
                                                  -------------  -------------
  Gross profit                                        6,111,000      4,575,000

Selling, marketing and fulfillment expenses           7,367,000      4,568,000
General and administrative expenses                   2,369,000      1,528,000
                                                  -------------  -------------
  Total operating expenses                            9,736,000      6,096,000

Operating loss                                       (3,625,000)    (1,521,000)

Interest and other income                               199,000         65,000
Interest and other expense                              (59,000)      (247,000)
                                                  -------------  -------------

Net loss                                          $  (3,485,000) $  (1,703,000)

Preferred stock dividends                               (16,000)    (1,387,000)

Net loss available to common shareholders         $  (3,501,000) $  (3,090,000)
                                                  =============  =============

Basic and diluted loss per common share           $       (0.03) $       (0.20)
                                                  =============  =============

Weighted average common shares outstanding
(basic and diluted)                                 129,007,488     15,823,602
                                                  =============  =============

     The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEAR ENDED DECEMBER 31, 2005, 2004 AND
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (Unaudited)

                                                  SERIES A                        SERIES B                        SERIES C
                                              PREFERRED STOCK                 PREFERRED STOCK                 PREFERRED STOCK
                                              $.01 PAR VALUE                  $.01 PAR VALUE                  $.01 PAR VALUE
                                        ----------------------------    ----------------------------    ----------------------------
                                          NUMBER OF                       NUMBER OF                       NUMBER OF
                                           SHARES          AMOUNT          SHARES          AMOUNT          SHARES          AMOUNT
                                        ------------    ------------    ------------    ------------    ------------    ------------
Balance at January 1, 2004                   460,000           5,000       8,889,414          89,000           1,000            --
                                        ------------    ------------    ------------    ------------    ------------    ------------
Sale of Common Stock and Warrants in
 connection with the January 2004
 financing (net of issuance costs
 of $423,000)                                   --              --              --              --              --              --

Change in Value of Warrants                     --              --              --              --              --              --

Exercise of Employee Stock Options              --              --              --              --              --              --

Expense recognized in connection
 with Issuance of Options                       --              --              --              --              --              --

Net loss                                        --              --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2004                 460,000    $      5,000       8,889,414    $     89,000           1,000    $       --
                                        ------------    ------------    ------------    ------------    ------------    ------------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses
 of $249,000)                                   --              --              --              --              --              --

Shares Of Series D Preferred Stock
 Converted into Common Stock                    --              --              --              --              --

Shares Of Series F Preferred Stock
 Converted into Common Stock                    --              --              --              --              --

Expense recognized in connection
 with Issuance of Options                       --              --              --              --              --              --

Exercise of Employee Options                    --              --              --              --              --              --

Net Loss                                        --              --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------    ------------
Balance at December 31, 2005                 460,000    $      5,000       8,889,414    $     89,000           1,000    $       --
                                        ------------    ------------    ------------    ------------    ------------    ------------
Conversion Of Preferred Stock               (460,000)         (5,000)     (8,889,414)        (89,000)         (1,000)           --

Options Expense                                 --              --              --              --              --              --

Sale of Common Stock                            --              --              --              --              --              --
  (net of expenses of approximately
   $2.0 million)                                --              --              --              --              --              --

Issuance of Common Stock                        --              --              --              --              --

Warrants Issued to Third-Party                  --              --              --              --              --              --

Dividends Paid                                  --              --              --              --              --              --

Deemed Dividend related to
 beneficial conversion feature on               --              --              --              --              --              --

  Series F Preferred Stock                      --              --              --              --              --              --

Exercise of Employee Options                    --              --              --              --              --              --

Net Loss                                        --              --              --              --              --              --
                                        ------------    ------------    ------------    ------------    ------------    ------------
Balance at September 30, 2006                   --      $       --              --      $       --              --      $       --
                                        ------------    ------------    ------------    ------------    ------------    ------------

                                                  SERIES D                       SERIES E                       SERIES F
                                              PREFERRED STOCK                PREFERRED STOCK                PREFERRED STOCK
                                              $.01 PAR VALUE                 $.01 PAR VALUE                 $.01 PAR VALUE
                                        ----------------------------   ----------------------------   ----------------------------
                                          NUMBER OF                      NUMBER OF                      NUMBER OF
                                           SHARES          AMOUNT         SHARES          AMOUNT         SHARES          AMOUNT
                                        ------------    ------------   ------------    ------------   ------------    ------------
Balance at January 1, 2004                     7,136            --            1,000            --             --              --
                                        ------------    ------------   ------------    ------------   ------------    ------------
Sale of Common Stock and Warrants in
 connection with the January 2004
 financing (net of issuance costs
 of $423,000)                                   --              --             --              --             --              --

Change in Value of Warrants                     --              --             --              --             --              --

Exercise of Employee Stock Options              --              --             --              --             --              --

Expense recognized in connection
 with Issuance of Options                       --              --             --              --             --              --

Net loss                                        --              --             --              --             --              --
                                        ------------    ------------   ------------    ------------   ------------    ------------
Balance at December 31, 2004                   7,136    $       --            1,000    $       --             --      $       --
                                        ------------    ------------   ------------    ------------   ------------    ------------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses
 of $249,000)                                   --              --             --              --            7,000            --

Shares Of Series D Preferred Stock
 Converted into Common Stock                    (823)   $       --             --              --             --              --

Shares Of Series F Preferred Stock
 Converted into Common Stock                    --              --             --              --           (1,720)   $       --

Expense recognized in connection
 with Issuance of Options                       --              --             --              --             --              --

Exercise of Employee Options                    --              --             --              --             --              --

Net Loss                                        --              --             --              --             --              --
                                        ------------    ------------   ------------    ------------   ------------    ------------
Balance at December 31, 2005                   6,313    $       --     $      1,000    $       --            5,280    $       --
                                        ------------    ------------   ------------    ------------   ------------    ------------
Conversion Of Preferred Stock                 (6,313)           --           (1,000)           --           (4,423)           --

Options Expense                                 --              --             --              --             --              --

Sale of Common Stock                            --              --             --              --             --              --
  (net of expenses of approximately
   $2.0 million)                                --              --             --              --             --              --

Issuance of Common Stock                        --              --             --              --             --              --

Warrants Issued to Third-Party                  --              --             --              --             --              --

Dividends Paid                                  --              --             --              --             --              --

Deemed Dividend related to
 beneficial conversion feature on               --              --             --              --             --              --

  Series F Preferred Stock                      --              --             --              --             --              --

Exercise of Employee Options                    --              --             --              --

Net Loss                                        --              --             --              --             --              --
                                        ------------    ------------   ------------    ------------   ------------    ------------
Balance at September 30, 2006                   --      $       --             --      $       --              857    $       --
                                        ------------    ------------   ------------    ------------   ------------    ------------


                                               COMMON STOCK
                                              $.01 PAR VALUE
                                        ---------------------------     ADDITIONAL                        TOTAL
                                          NUMBER OF                      PAID-IN        ACCUMULATED    SHAREHOLDERS'
                                           SHARES          AMOUNT        CAPITAL          DEFICIT         EQUITY
                                        ------------   ------------    ------------    ------------    ------------
Balance at January 1, 2004                12,894,166        129,000     102,392,000     (92,336,000)     10,279,000
                                        ------------   ------------    ------------    ------------    ------------
Sale of Common Stock and Warrants in
 connection with the January 2004
 financing (net of issuance costs
 of $423,000)                              1,543,209         15,000       4,562,000            --         4,577,000

Change in Value of Warrants                     --             --          (564,000)           --          (564,000)

Exercise of Employee Stock Options           804,381          8,000         733,000            --           741,000

Expense recognized in connection
 with Issuance of Options                       --             --           147,000            --           147,000

Net loss                                        --             --              --        (3,791,000)     (3,791,000)
                                        ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2004              15,241,756   $    152,000    $107,270,000    $(96,127,000)   $ 11,389,000
                                        ------------   ------------    ------------    ------------    ------------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses
 of $249,000)                                   --             --         6,751,000            --         6,751,000

Shares Of Series D Preferred Stock
 Converted into Common Stock               1,454,645         15,000         (15,000)           --              --

Shares Of Series F Preferred Stock
 Converted into Common Stock                 765,481          8,000          (8,000)           --              --

Expense recognized in connection
 with Issuance of Options                       --             --            41,000            --            41,000

Exercise of Employee Options               1,597,284         16,000       1,488,000            --         1,504,000

Net Loss                                        --             --              --        (3,820,000)     (3,820,000)
                                        ------------   ------------    ------------    ------------    ------------
Balance at December 31, 2005              19,059,166   $    191,000    $115,527,000    $(99,947,000)   $ 15,865,000
                                        ------------   ------------    ------------    ------------    ------------
Conversion Of Preferred Stock             48,170,884        481,000        (387,000)           --              --

Options Expense                                 --             --         1,820,000            --         1,820,000

Sale of Common Stock                            --             --              --              --              --
  (net of expenses of approximately
   $2.0 million)                          60,975,610        610,000      47,392,000            --        48,002,000

Issuance of Common Stock                   1,000,000         10,000       1,070,000            --         1,080,000

Warrants Issued to Third-Party                  --             --            67,000            --            67,000

Dividends Paid                                  --             --       (19,512,000)           --       (19,512,000)

Deemed Dividend related to
 beneficial conversion feature on               --             --         3,857,000      (3,857,000)           --

  Series F Preferred Stock                      --             --              --              --              --

Exercise of Employee Options                  43,330           --            36,000            --            36,000

Net Loss                                        --             --              --        (8,650,000)     (8,650,000)
                                        ------------   ------------    ------------    ------------    ------------
Balance at September 30, 2006            129,248,990   $  1,292,000    $149,870,000    $(112,454,000)  $ 38,708,000
                                        ------------   ------------    ------------    ------------    ------------

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                   NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                            --------------------------------
                                                                 2006              2005
                                                            --------------    --------------
Cash flows from operating activities
  Net loss                                                  $   (8,650,000)   $   (3,765,000)
  Adjustments to reconcile net loss to net cash used in
   operating activities:
    Depreciation and amortization                                1,125,000           930,000
    Stock options expense                                        1,820,000            35,000
    Warrant issued to consultant                                    67,000                --
    Provisions for returns                                         156,000           309,000
    Bad debt expense                                               533,000           199,000
    Reserve for inventory obsolescence                             890,000           623,000
    Warrant issued to supplier                                     147,000           215,000
    Changes in operating assets and liabilities:
     (Increase) decrease in
      Inventories                                              (10,921,000)       (5,096,000)
      Accounts receivable                                       (1,705,000)         (933,000)
      Prepaid inventory                                           (626,000)         (352,000)
      Prepaid expenses                                          (1,378,000)         (996,000)
      Other current assets                                          67,000           434,000
      Other assets                                                      --          (187,000)
 Increase (decrease) in
      Accounts payable                                             963,000           274,000
      Accrued expenses and other current liabilities             2,027,000          (284,000)
      Interest payable to related party shareholders               271,000           409,000
      Deferred revenue                                             710,000           266,000
                                                            --------------    --------------
Net cash used in operating activities                          (14,504,000)       (7,919,000)
                                                            --------------    --------------

Cash flows from investing activities
   Cash collateral in connection with Rosenthal
    Pledge Agreement                                                    --         1,250,000
   Purchase of property and equipment                             (847,000)       (2,011,000)
                                                            --------------    --------------
Net cash used in investing activities                             (847,000)         (761,000)
                                                            --------------    --------------

Cash flows from financing activities

  Net proceeds from June 2006 Financing                         48,002,000                --
  Net proceeds from June 2005 Financing                                 --         6,752,000
  Net proceeds from exercise of stock options                       36,000           502,000
  Payments of capital lease obligation                             (40,000)         (139,000)
  Repayment of related party Notes Payable and interest         (5,488,000)               --
  Dividends paid to related party shareholders                 (19,512,000)               --
                                                            --------------    --------------
  Net cash provided by financing activities                     22,998,000         7,115,000
                                                            --------------    --------------

Net increase in cash and cash equivalents                        7,647,000        (1,565,000)
Cash and cash equivalents - beginning of period                  9,408,000         6,685,000
                                                            --------------    --------------
Cash and cash equivalents - end of period                   $   17,055,000    $    5,120,000
                                                            ==============    ==============

Supplemental schedule of non-cash investing and
 financing activities:
Cash paid for interest                                      $      116,000    $      120,000
                                                            ==============    ==============
Cash paid for interest - to related shareholder             $    1,488,000                --
                                                            ==============    ==============
Warrant issued to consultant                                $       67,000                --
                                                            ==============    ==============
Deemed dividend related to beneficial conversion
feature on Series F Preferred Stock                        $    3,857,000                --
                                                            ==============    ==============
Issuance of Common Stock to placement agent                 $    1,080,000                --
                                                            ==============    ==============
Conversion of Preferred Stock to Common Stock               $     (387,000)               --
                                                            ==============    ==============

         The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - Unaudited
                               SEPTEMBER 30, 2006

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

NOTE 3 - JUNE 2006 FINANCING

On June 15, 2006 (the "Closing Date"), the Company completed a private placement (the "Private Placement") through the sale of 60,975,610 shares of its common stock, par value $0.01 per share (the "Common Stock"), at a price of $0.82 per share. The Private Placement was made to affiliates of Maverick Capital, Ltd. ("Maverick") and Prentice Capital Management, LP ("Prentice"). The aggregate proceeds from the Private Placement were $50 million, almost half of which was purchased by each of Maverick and Prentice. The purchase price of $0.82 per share represented an 11% premium to the closing bid price of the Common Stock on June 5, 2006, the date of signing of the definitive stock purchase agreement. The shares purchased in the Private Placement included 203,016 shares of Common Stock that were purchased by a holder of Series D Convertible Preferred Stock in connection with the exercise of such holder's preemptive rights. The amount purchased by Maverick and Prentice in the Private Placement was reduced on a pro rata basis as a result of the exercise of such holder's preemptive rights.

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

On the Closing Date, the Company paid Soros $25 million in cash, which represented $4,000,000 of the principal and $1,488,376 of accrued but unpaid interest on the outstanding convertible notes (the "Notes") held by Soros and the majority of the accrued but unpaid dividends on the shares of Preferred Stock that were converted by Soros in connection with the Private Placement, with the remaining accrued but unpaid dividends on such shares of Preferred Stock paid in shares of Common Stock. The remaining

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - Unaudited
                               SEPTEMBER 30, 2006

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

The Company agreed to use its commercially reasonable efforts to (i) prepare and file with the Securities and Exchange Commission (the "Commission") a registration statement (the "Registration Statement") to register the shares of Common Stock sold in the Private Placement within 120 days of the Closing Date and (ii) cause the Registration Statement to be declared effective by the Commission within 180 days of the Closing Date. The Registration Statement has since been filed and declared effective.

NOTE 4 - FINANCING AGREEMENT

The Company has a three year revolving credit facility (the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets. Historically, the Credit Facility had also been secured by a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, the Company agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of September 30, 2006, total availability under the Credit Facility was approximately $7,500,000, of which $3,200,000 was committed, leaving approximately $4,300,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty
(30) days such letter of credit, or a portion thereof, remains open. For the three months ended September 30, 2006, the Company incurred approximately $25,000 in connection with these fees.

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

     Security         September 30, 2006    Exercise Prices      September 30, 2005       Exercise Prices
-------------------   ------------------   ------------------    ------------------      ------------------
Options                        8,007,910    $ 0.80 - $16.47               9,054,230         $ 0.69 - $16.47
Warrants                       1,945,893     $0.78 - $ 3.96               1,933,393         $ 0.78 - $3.96
Preferred Stock                       --(1)                              45,678,675(1)
Convertible Notes                     --                                          --(2)

(1) Excludes dividends on Preferred Stock, which are payable in cash or Common Stock, at the Company's option, upon conversion, redemption or liquidation. In June 2006, substantially all of the Company's Preferred Stock was converted into shares of Common Stock. At
          September 30, 2006, there were 857 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 1,045,296 shares of Common Stock (excluding dividends).
(2) Excludes debt issued in connection with the July 2003 financing and the October 2003 financing, which would have been convertible into equity securities of the Company sold in any subsequent round of financing, at the holders option, at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. At September 30, 2005, such debt was not convertible into Common Stock. In June 2006, all of the convertible notes were repaid.

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

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statement of Operations for the three and nine months ended September 30, 2006 is $597,000 and $1,820,000, respectively.

On March 29, 2005, the SEC published Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash compensation. The application of SFAS No. 123(R) had the following effect on Q3 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting. As a

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

result of adopting SFAS No. 123(R), the Company's operating loss and net loss for the three and nine months ended September 30, 2006 was $597,000 and $1,820,000 higher, respectively, than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the three and nine months ended September 30, 2006 would have been $0.01 and $0.03 per share, lower, respectively, if the Company had not adopted SFAS No.123(R). There was no effect on the Company's operating cash flows.

The following table illustrates the effect on net loss and net loss per common share applicable to common stockholders for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):

                                              THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30, 2005   SEPTEMBER 30, 2005
                                              ------------------   ------------------
Net loss, as reported                         $       (1,703,000)  $       (3,765,000)

Deduct: total stock based compensation
 expense determined under fair value based
 methods for all awards                                 (734,000)          (2,148,000)
Add: Stock-based employee compensation
 expense included in net loss                              8,000               35,000
Adjusted for Preferred Stock Dividends                (1,387,000)          (3,671,000)

Pro forma net loss applicable to common
 shareholders                                         (3,816,000)          (9,549,000)

Net Loss per share applicable to common
 shareholders:
  Basic and diluted, as reported              $            (0.20)  $            (0.48)
  Basic and diluted, pro forma                $            (0.24)  $            (0.62)

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

The table below presents the assumptions used to calculate the fair value of options granted during the three and nine months ended September 30, 2006 and 2005, respectively.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

                                       THREE MONTHS         NINE MONTHS          THREE MONTHS         NINE MONTHS
                                          ENDED                ENDED                ENDED                ENDED
                                      SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,        SEPTEMBER 30,
                                           2006                 2006                 2005                 2005
                                    ------------------   ------------------   ------------------   ------------------
Expected holding period (years)                    6.0                  6.0                  6.0                  6.0

Risk-free interest rate                           4.95%                4.79%                4.11%                4.26%

Dividend yield                                    0.00%                0.00%                0.00%                0.00%

Volatility                                         107%                 108%                 128%                 132%

The following table summarizes the Company's stock option activity:

                                                  NUMBER          WEIGHTED
                                                    OF            AVERAGE
                                                  SHARES       EXERCISE PRICE
                                              --------------   --------------
Balance at December 31, 2005                       8,038,528   $         1.97
                                              --------------

Options granted                                      161,000   $         1.11
Options canceled                                    (148,288)  $         1.92

Options exercised                                    (43,330)  $         0.82
                                              --------------
Balance at September 30, 2006                      8,007,910   $         1.96

Eligible for exercise at December 31, 2005         4,969,929   $         2.15
Eligible for exercise at September 30, 2006        6,152,047   $         2.07

The stock options are exercisable in different periods through 2016. Additional information with respect to the outstanding options as of September 30, 2006, is as follows:

                                         OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
                     ------------------------------------------------------------   ---------------------------
                                                       WEIGHTED        WEIGHTED                      WEIGHTED
     RANGE OF                                          AVERAGE         AVERAGE                       AVERAGE
     EXERCISE                                         REMAINING        EXERCISE       OPTIONS        EXERCISE
      PRICES            VESTED        UNVESTED     CONTRACTUAL LIFE     PRICE       EXERCISABLE       PRICE
------------------   ------------   ------------   ----------------  ------------   ------------   ------------
  $0.00 -  $1.66        3,881,647      1,138,103      7.0 Years      $       1.23      3,881,647   $       1.22

  $1.66 -  $3.32        1,951,035        691,477      6.8 Years      $       2.33      1,951,035   $       2.43

  $3.32 -  $4.98           54,965         26,283      6.8 Years      $       3.92         54,965   $       3.92

  $4.98 -  $6.64           22,250              -      2.2 Years      $       5.11         22,250   $       5.11

  $6.64 -  $9.96           52,750              -      2.9 Years      $       9.17         52,750   $       9.17

  $9.96 - $11.62          104,250              -      3.2 Years      $      11.20        104,250   $      11.20

 $11.62 - $14.94            6,250              -      3.2 Years      $      14.04          6,250   $      14.04

 $14.94 - $16.60           78,900              -      2.3 Years      $      15.13         78,900   $      15.13

  $0.69 - $16.60        6,152,047      1,855,863      6.8 Years      $       1.96      6,152,047   $       2.07

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

The total fair value of the 311,424 options that vested during the quarter and the 1,182,118 options that vested during the nine months ended September 30, 2006 was approximately $467,000 and $1,820,000, respectively. The weighted average fair value of the options granted during the quarter was $0.86 and was $0.95 for the nine months ended September 30, 2006. At September 30, 2006, the aggregate intrinsic value of the fully vested options was $148,000 and the weighted average remaining contractual life of the options was 6.3 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the first three quarters of 2006. Approximately 43,330 options with an intrinsic value of approximately $7,000, were exercised during the quarter. No cash was used to settle equity instruments granted under the Plans during the third quarter of 2006

As of September 30, 2006, the total compensation cost related to non-vested awards not yet recognized was $2.5 million. Total compensation cost is expected to be recognized over 2 years on a weighted average basis.

NOTE 7 - RECENT ACCOUNTING PRONOUNCEMNTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is evaluating the effects of adopting SFAS No. 157, and does not expect the adoption to have a material impact on its results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is evaluating the potential effects of implementing this Interpretation on its financial condition and results of operations.

NOTE 8 - SUBSEQUENT EVENTS

The Payner Agreement

On November 14, 2006, the Company entered into a thirty-six (36) month employment agreement (the "Payner Agreement") with Melissa Payner-Gregor providing for her continued service as our Chief Executive Officer and a member of our Board of Directors. The Payner Agreement is effective as of July 1, 2006 and replaces Ms. Payner-Gregor's prior employment agreement, which would have expired on March 1, 2007. Under the Payner Agreement, Ms. Payner-Gregor is entitled to an annual base salary of $500,000, subject to increases in the sole discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"). She is also eligible to receive an annual performance bonus based upon the achievement of certain targets to be set for each fiscal year by the Compensation Committee in its sole discretion. The Payner Agreement provides for the grant to Ms. Payner-Gregor of: (i) a restricted stock award under our 2005 Stock Incentive Plan (the "Plan") for 591,256 shares of its common stock, par value $.01 per share ("Common Stock"), plus a cash bonus of approximately $394,686 intended to compensate her for the income taxes payable on such restricted stock award, in exchange for Ms. Payner-Gregor forfeiting her right to certain fully vested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 1,665,220 shares of Common Stock,
(ii) a deferred stock unit award under the Plan for and representing 126,904 underlying shares of Common Stock, in exchange for Ms. Payner-Gregor forfeiting her right to certain unvested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 234,780 shares of Common Stock, and
(iii) subject to the approval of the Company's stockholders of certain amendments to the Plan, a deferred stock unit award under the Plan for and representing 4,201,832 shares of Common Stock. The foregoing equity awards, together with stock options previously granted to Ms. Payner-Gregor, represent approximately 4% of the Company's equity, inclusive of management equity awards and stock options. The restricted stock award referred to in the foregoing clause (i) shall vest in full on January 1, 2007. A portion of the deferred stock unit awards referred to in the foregoing clauses (ii) and

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

(iii) vest over a one-year period, with the remainder vesting over either a two or three year period. If Ms. Payner-Gregor's employment is terminated without cause (as defined in the Payner Agreement) or through a constructive termination (as defined in the Payner Agreement), all equity benefits previously granted, including stock options, restricted stock awards and deferred stock unit awards shall be deemed fully vested as of the date of termination, and she would be entitled to receive her base salary through the date of termination, plus unreimbursed business expenses and bonuses that have been earned and awarded but not yet paid, as well as her then-current base salary for a period of twelve
(12) months from the date of termination and the reimbursement of the cost of maintaining (or the Company shall maintain) in effect the medical and dental insurance, disability and hospitalization plans, and life insurance policies in which Ms. Payner-Gregor participates for a period of one-year from the date of termination. In the event of a change of control (as defined in the Payner Agreement), any unvested stock options, restricted stock awards and one-half of any deferred stock unit awards granted to Ms. Payner-Gregor which are outstanding as of the date of the change of control and have not yet vested (the "Payner COC Unvested DSUs") shall be deemed fully vested as of the date of the change of control. The remaining one-half of the Payner COC Unvested DSUs shall vest on the earliest to occur of: (a) the scheduled vesting date and (b) twelve
(12) months from the date of the change of control. In the event that Ms. Payner-Gregor would be subject to tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the payments to her under the Payner Agreement will be reduced to the maximum amount that she could receive without being subject to such tax. The Payner Agreement provides Ms. Payner-Gregor with a monthly housing allowance of $4,000 and an annual allowance of approximately $27,500 for life insurance and supplemental disability insurance. Ms. Payner-Gregor is subject to certain covenants under the Payner Agreement, including a non-competition covenant covering the term of her employment and an additional period of eighteen (18) months thereafter.

The Barry Agreement

On November 14, 2006, the Company entered into a thirty-six (36) month employment agreement (the "Barry Agreement") with Patrick C. Barry providing for Mr. Barry's continued service as our Chief Operating Officer and Chief Financial Officer. The Barry Agreement is effective as of July 1, 2006 and replaces his prior one-year evergreen employment agreement. Under the Barry Agreement, Mr. Barry is entitled to an annual base salary of $350,000, subject to increases in the sole discretion of the Compensation Committee. Mr. Barry is also eligible to receive an annual performance bonus based upon the achievement of certain targets to be set for each fiscal year by the Compensation Committee in its sole discretion. The Barry Agreement provides for the grant to Mr. Barry of: (i) a restricted stock award under the Plan for 269,965 shares of Common Stock, plus a cash bonus of approximately $123,204 intended to compensate him for the income taxes payable on such restricted stock award, in exchange for Mr. Barry forfeiting his right to certain fully vested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 853,238 shares of Common Stock, (ii) a deferred stock unit award under the Plan for and representing 45,837 underlying shares of Common Stock, in exchange for Mr. Barry forfeiting his right to certain unvested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 91,674 shares of Common Stock, and (iii) subject to the approval of the Company's stockholders of certain amendments to the Plan, a deferred stock unit award under the Plan for and representing 4,062,692 shares of Common Stock. The foregoing equity awards, together with stock options previously granted to Mr. Barry, represent approximately 4% of the Company's equity, inclusive of management equity awards and stock options. The restricted stock award referred to in the foregoing clause (i) shall vest in full on January 1, 2007. A portion of the deferred stock unit awards referred to in the foregoing clauses (ii) and (iii) vest over a one-year period, with the remainder vesting over either a two or three year period. If Mr. Barry's employment is terminated without cause (as defined in the Barry Agreement) or through a constructive termination (as defined in the Barry Agreement), all equity benefits previously granted, including stock options, restricted stock awards and deferred stock unit awards shall be deemed fully vested as of the date of termination, and he would be entitled to receive his base salary through the date of termination, plus unreimbursed business expenses and bonuses that have been earned and awarded but not yet paid, as well as his then-current base salary for a period of nine (9) months from the date of termination and the reimbursement of the cost of maintaining (or the Company shall maintain) in effect the medical and dental insurance, disability and hospitalization plans, and life insurance policies in which Mr. Barry participates for a period of one-year from the date of termination. In the event of a change of control (as defined in the Barry Agreement), any unvested stock options, restricted stock awards and one-half of any deferred stock unit awards granted to Mr. Barry which are outstanding as of the date of the change of control and have not yet vested (the "Barry COC Unvested DSUs") shall be deemed fully vested as of the date of the change of control. The remaining one-half of the Barry COC Unvested DSUs shall vest on the earliest to occur of: (a) the scheduled vesting date and (b) twelve (12) months from the date of the change of control. In the event that Mr. Barry would be subject to tax under Section 4999 of the Code, the payments to him under the Barry Agreement will be reduced to the maximum amount that he could receive

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2006

without being subject to such tax. The Barry Agreement contains an annual allowance of approximately $17,500 for life insurance and supplemental disability insurance. Mr. Barry is subject to certain covenants under the Barry Agreement, including a non-competition covenant covering the term of his employment and an additional period of eighteen (18) months thereafter.

Compensation Expense under SFAS No. 123(R)

The equity awards under the Payner Agreement and the Barry Agreement will be accounted for in accordance with the Company's stock based compensation policy in accordance with SFAS No. 123(R) over the three year vesting period of the awards.

NASDAQ COMPLIANCE

On November 9, 2006, the Company was notified by Nasdaq Staff that it was not in compliance with the continued listing requirements for the Nasdaq Capital Market because shares of its Common Stock had closed at a per share bid price of less than $1.00 for at least 30 trading days. Under Nasdaq rules, the Company has a 180-day grace period to regain compliance, which extends to May 8, 2007. If the Company is unable to regain compliance by such date, the Nasdaq Staff will determine whether it meets the initial listing criteria of the Nasdaq Capital Market. In the event that the Company meets such initial listing criteria, it will be granted an additional 180-day grace period to regain compliance. In order to regain compliance, shares of its Common Stock would need to close at a price of $1.00 or more for at least ten consecutive trading days. In the event that it does not regain compliance within the requisite time period, the Company intends to appeal any delisting. However, no assurance can be provided that any such appeal will be successful. The failure to maintain listing on the Nasdaq Capital Market may have an adverse effect on the price and/or liquidity of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past four years, our sales have grown at a compounded annual growth rate of almost 21%, while our gross margin percentage has increased from 21.3% in the third quarter of 2003 to 37.4% in the third quarter of 2006.

The increase in our margin and sales over the past few years is the direct result of the merchandise strategy that we began to implement in spring 2004. As part of that strategy, we are bringing current season merchandise and the latest fashion trends to our customer for great value. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy, we believe that we will be able to maintain margins at the current levels.

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

Our net sales increased by approximately 36% to $16,322,000 for the three months ended September 30, 2006 from $12,045,000 for the three months ended September 30, 2005. Our gross margin decreased slightly to 37.4% for the three months ended September 30, 2006 from 38.0% for the three months ended September 30, 2005, but was still above our levels of 34.2% for the three months ended September 30, 2004 and 21.3% for the three months ended September 30, 2003. Our gross profit increased by 34% to $6,111,000 for the three months ended September 30, 2006 from $4,575,000 for the three months ended September 30, 2005. This growth in gross profit was driven by the increase in net sales. Our operating loss increased by

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

138% to $3,625,000 for the three months ended September 30, 2006, from $1,521,000 for the three months ended September 30, 2005. This increase was primarily a result of the increased marketing expenditures in the third quarter of 2006and the inclusion of stock option expenses as a result of the adoption of SFAS No. 123(R).

We increased our spending in marketing (excluding staff related costs) by 115% to $3,104,000 for the third quarter of 2006, from $1,442,000 for the third quarter 2005. The primary goal of our marketing campaign is to create awareness, both with new customers as well as with our existing customers. In general, we intend to market our business more aggressively than we have in previous years. This more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term; however, we believe that it is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead and marketing on a customer's first order.

On January 1, 2006, we adopted SFAS No. 123(R), which requires expensing of stock options. As a result, we recorded total share-based compensation expenses of $597,000 for the three months ended September 30, 2006. Results for prior periods have not been restated due to the adoption based on the modified prospective approach. Had they been restated, additional share-based compensation expenses of approximately $726,000 would have been recorded for the three months ended September 30, 2005, in accordance with SFAS No.123.

Our reserve for returns and credit card chargebacks increased to 40.4% of gross sales for the third quarter 2006 compared to 39.4% for the third quarter of 2005. The increase was primarily caused by an increase in average order size as well as a shift in our merchandise mix. However, we believe that this increase in return rates has been more than offset by the higher gross margin dollars and average order sizes that have been generated by this shift in merchandise mix.

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

At September 30, 2006, we had an accumulated deficit of $112,454,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

CRITICAL ACCOUNTING POLICIES

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 104 "Revenue Recognition." Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes. Revenue is recognized when all the following criteria are met:

     o   A customer executes an order.

     o The product price and the shipping and handling fee have been determined.

     o Credit card authorization has occurred and collection is reasonably assured.

     o   The product has been shipped and received by the customer.

Shipping and handling billed to customers are classified as revenue in accordance with Financial Accounting Standards Board ("FASB") Task Force's Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

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

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth our statement of operations data, for the nine months ended September 30th. All data is in thousands except as indicated below:

                                                        2006                     2005                     2004
                                                ---------------------    ---------------------    ---------------------
                                                            As a % of                As a % of                As a % of
                                                            Net Sales                Net Sales                Net Sales
                                                            ---------                ---------                ---------
Net sales                                       $  49,991       100.0%      37,576       100.0%   $  29,284       100.0%
Cost of sales                                      29,995        60.0%      23,465        62.4%      18,729        64.0%
                                                ---------                ---------                ---------
         Gross profit                              19,996        40.0%      14,111        37.6%      10,555        36.0%

Selling, marketing and fulfillment expenses        20,408        40.8%      12,671        33.7%       9,718        33.2%
General and administrative expenses                 8,019        16.1%       4,716        12.6%       4,882        16.7%
                                                ---------                ---------                ---------
         Total operating expenses                  28,427        56.9%      17,387        46.3%      14,600        49.9%

Operating loss                                     (8,431)      (16.9)%     (3,276)       (8.7)%     (4,045)      (13.9)%
Interest (expense) and other income                  (219)       (0.4)%       (489)       (1.3)%        247         0.9%
                                                ---------                ---------                ---------
         Net loss                                  (8,650)      (17.3)%     (3,765)      (10.0)%     (3,798)      (13.0)%

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

                                                          2006         2005         2004
                                                       ----------   ----------   ----------
Average Order Size (including shipping & handling)     $  250.65    $   214.07   $   185.83
New Customers Added during the Period                     112,457       95,088       84,605

Net sales: Gross sales for the nine months ended September 30, 2006 increased by approximately 37% to $83,483,000 from $61,092,000 for the nine months ended September 30, 2005. For the nine months ended September 30, 2006, we recorded a provision for returns and credit card chargebacks and other discounts of $33,492,000, or approximately 40.1% of gross sales. For the nine months ended September 30, 2005, the provision for returns and credit card chargebacks and other discounts was $23,516,000, or approximately 38.5% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by an increase in average order size as well as a shift in our merchandise mix. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the nine months ended September 30, 2006 were $49,991,000. This represents an increase of approximately 33.0% compared to the nine months ended September 30, 2005, in which net sales totaled $37,576,000. The growth in net sales resulted from both an increase in the number of new customers acquired (over 18% higher compared to the first nine months of 2005) and an increase in average order size (over 17% higher compared to the first nine months of 2005). For the nine months ended September 30, 2006, revenue from shipping and handling (which is included in net sales) increased approximately 10% in 2006 to $2,909,000 from $2,645,000 for the nine months ended 2005.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 2006 totaled $29,995,000, resulting in gross margin of approximately 40.0%. Cost of sales for the nine months ended September 30, 2005 totaled $23,465,000, resulting in gross margin of 37.6%. Gross profit increased by approximately 42%, to $19,996,000 for the nine months ended September 30, 2006 compared to $14,111,000 for the nine months ended September 30, 2005. The growth in gross margin was primarily the result of increased product margins, which was driven by the continuing success of our merchandising strategy, which focuses on negotiating better prices with vendors as well as selling more in-season product. In-season merchandise has more value to our customers and therefore commands higher margins.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by 61% in the first nine months of 2006 compared to the first nine months of 2005. Selling, marketing and fulfillment expenses were comprised of the following:

               Nine Months Ended     As a % of    Nine Months Ended     As a % of    Percentage Difference
               September 30, 2006    Net Sales    September 30, 2005    Net Sales     increase (decrease)
               ------------------    ---------    ------------------    ---------    ---------------------
Marketing      $        9,255,000         18.5%   $        3,538,000          9.4%                     162%
Operating               5,638,000         11.3%            4,683,000         12.5%                      20%
Technology              3,068,000          6.1%            2,680,000          7.1%                      14%
E-Commerce              2,447,000          4.9%            1,770,000          4.7%                      38%
               ------------------    ---------    ------------------    ---------    ---------------------
                       20,408,000         40.8%   $       12,671,000         33.7%                      61%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 40.8% for the nine months ended September 30, 2006 from 33.7% for the nine months ended September 30, 2005. This increase was primarily related to the increase in advertising spending from our advertising campaign and the recording of stock option expenses as a result of our adoption of SFAS No. 123(R).

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. Marketing expenses increased by a higher percentage than our percentage

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

increase in revenue because we focused more of our marketing initiatives on our national advertising campaign. Total expenses related to the national advertising campaign for the nine months ended September 30, 2006 totaled $4.7 million compared to $1.0 million for the nine months ended September 30, 2005. Of the $5.1 million total incremental marketing costs in the first nine months of 2006 compared to the first nine months of 2005, approximately $3.6 million related to the national advertising campaign and $791,000 was related to paid search. While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our improved margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first nine months of 2006 by approximately 20% compared to the first nine months of 2005 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns) and an increase in customer service and salary related expenses. These increases were partially offset by a decrease in credit card fees attributed to a refund from one of our credit card processors.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the nine months ended September 30, 2006, technology expenses increased by approximately 14% compared to the nine months ended September 30, 2005. This increase resulted from an increase in salary related expenses, including the expensing of non cash employee stock options in the current year, as well as an increase in software support. This increase was partially offset by a decrease in depreciation and web hosting expense.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the nine months ended September 30, 2006, e-commerce expenses increased by approximately 38% as compared to the nine months ended September 30, 2005, primarily due to an increase in salary related expenses including the recording of non cash employee stock option expenses, as well as an increase in expenses associated with photo shoots in the current period.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the nine months ended September 30, 2006 increased by approximately 70% to $8,019,000 as compared to $4,716,000 for the nine months ended September 30, 2005. The increase in general and administrative expenses was primarily the result of the recording of $1,419,000 of expense related to employee stock options, an increase of $379,000 in bad debt expense related to a receivable due from a third party service provider that purchased inventory from us to be distributed internationally, increased consulting and professional fees of $218,000, increased public company expenses of $260,000 and increased depreciation expense of $238,000. In addition, in June 2006, we paid approximately $650,000 of executive bonuses in connection with the financing that closed during the second quarter 2006. Most of these bonuses are included in general and administrative expenses.

As a percentage of net sales, general and administrative expenses for the first nine months of 2006 increased to approximately 16.1% from 12.6% for the first nine months of 2005.

Loss from operations: Operating loss increased by approximately 157% in the first nine months of 2006 to $8,431,000 from $3,276,000 in the first nine months of 2005, as the increase in net sales and gross margin were more than offset by the incremental marketing expenses and the recording of stock option expenses as a result of the adoption of SFAS No. 123(R).

Interest and other income: Other income for the nine months ended September 30, 2006 increased to $311,000 from $134,000 for the nine months ended September 30, 2005. These amounts relate primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the nine months ended September 30, 2006 totaled $530,000, compared to $623,000 for the nine months ended September 30, 2005. Interest expense relates to fees paid in connection with our Credit Facility, as well as interest expense on the Notes.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2005

The following table sets forth our statement of operations data, for the three months ended September 30th. All data is in thousands, except as indicated below:

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

                                                         2006                       2005                       2004
                                                ----------------------     ----------------------     ----------------------
                                                             As a % of                  As a % of                  As a % of
                                                             Net Sales                  Net Sales                  Net Sales
                                                             ---------                  ---------                  ---------
Net sales                                       $  16,322        100.0%    $  12,045        100.0%    $   8,675        100.0%
Cost of sales                                      10,211         62.6%        7,470         62.0%        5,709         65.8%
                                                ---------                  ---------                  ---------
         Gross profit                               6,111         37.4%        4,575         38.0%        2,966         34.2%

Selling, marketing and fulfillment expenses         7,367         45.1%        4,568         37.9%        3,059         35.2%
General and administrative expenses                 2,369         14.5%        1,528         12.7%        1,736         20.1%
                                                ---------                  ---------                  ---------
         Total operating expenses                   9,736         59.6%        6,096         50.6%        4,795         55.3%

Operating loss                                     (3,625)       (22.2)%      (1,521)       (12.6)%      (1,829)       (21.1%)
Interest (expense) and other income, net              140          0.9%         (182)        (1.5)%        (131)        (1.4)%
                                                ---------                  ---------                  ---------
         Net loss                                  (3,485)       (21.3)%      (1,703)       (14.1)%      (1,960)       (22.5)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

                                                          2006         2005         2004
                                                       ----------   ----------   ----------
Average Order Size (including shipping & handling)     $   260.58   $   228.72   $   179.48
New Customers Added during the Period                      35,970       28,762       25,792

Net sales: Gross sales for the three months ended September 30, 2006 increased by approximately 38% to $27,366,000 from $19,878,000 for the three months ended September 30, 2005. For the three months ended September 30, 2006, we recorded a provision for returns and credit card chargebacks and other discounts of $11,044,000, or approximately 40.4% of gross sales. For the three months ended September 30, 2005, the provision for returns and credit card chargebacks and other discounts was $7,832,000, or approximately 39.4% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by an increase in average order size as well as a shift in our merchandise mix. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended September 30, 2006 were $16,322,000. This represents an increase of 35.5% compared to the three months ended September 30, 2005, in which net sales totaled $12,045,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 25% higher compared to third quarter 2005) and an increase in average order size (approximately 14% higher compared to the third quarter 2005). For the three months ended September 30, 2006, revenue from shipping and handling increased approximately 14% to $939,000 in 2006 from $821,000 for the three months ended 2005.

Cost of sales: Cost of sales for the three months ended September 30, 2006 totaled $10,211,000, resulting in gross margin of approximately 37.4%. Cost of sales for the three months ended September 30, 2005 totaled $7,470,000, resulting in gross margin of 38.0%. Gross profit increased by 33.6%, to $6,111,000 for the three months ended September 30, 2006 compared to $4,575,000 for the three months ended September 30, 2005. While there was a slight decrease in growth in gross margin percentage, due to some promotions and a shift in the merchandise sold, gross margin dollars increased as a result of the increase in sales.

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 61.3% in the third quarter of 2006 compared to the third quarter of 2005. Selling, marketing and fulfillment expenses were comprised of the following:

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

               Three Months Ended    As a % of    Three Months Ended    As a % of    Percentage Difference
               September 30, 2006    Net Sales    September 30, 2005    Net Sales     increase (decrease)
               ------------------    ---------    ------------------    ---------    ---------------------
Marketing      $        3,496,000         21.4%   $        1,603,000         13.3%                     118%
Operating               1,939,000         11.9%            1,475,000         12.2%                      31%
Technology              1,079,000          6.6%              840,000          7.0%                      28%
E-Commerce                853,000          5.2%              650,000          5.4%                      31%
               ------------------    ---------    ------------------    ---------    ---------------------
                        7,367,000         45.1%   $        4,568,000         37.9%                      61%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 45.1% for the three months ended September 30, 2006 from 37.9% for the three months ended September 30, 2005. This increase was primarily related to increases in advertising spending from our advertising campaign, costs related paid search, and the recording of stock option expenses as a result of our adoption of SFAS No. 123(R).

Total expenses related to the national advertising campaign for the three months ended September 30, 2006 totaled $1.5 million compared to $900,000 for the nine months ended September 30, 2005. Of the $1.7 million incremental marketing costs in the third quarter 2006 compared to 2005, approximately $585,000 related to the national advertising campaign and $480,000 related to paid search. While this more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term, we believe that it is a prudent investment in our business given that our improved margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Operating expenses increased in the third quarter of 2006 by approximately 31% compared to the third quarter of 2005 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees) as well as an increase in customer service costs.

For the three months ended September 30, 2006, technology expenses increased by approximately 28% compared to the three months ended September 30, 2005. This increase resulted from an increase in salary related expenses, including the expensing of non cash employee stock options in the current year, as well as an increase in depreciation and web hosting expense. This increase was offset partially by a decrease in consulting expense.

For the three months ended September 30, 2006, e-commerce expenses increased by approximately 31% as compared to the three months ended September 30, 2005, primarily due to an increase in salary related expenses, including the of recording of non cash employee stock option expenses as well as an increase in expenses associated with photo shoots in the current period.

General and administrative expenses: General and administrative expenses for the three months ended September 30, 2006 increased by approximately 55% to $2,369,000 as compared to $1,528,000 for the three months ended September 30, 2005. The increase in general and administrative expenses was primarily the result of the recording of $463,000 of expense related to non cash employee stock options in the current period, increased consulting and professional fees of $99,000, increased public company expenses of $89,000 and increased depreciation expense of $66,000.

As a percentage of net sales, general and administrative expenses for the third quarter of 2006 increased to approximately 14.5% from 12.7% for the third quarter of 2005.

Loss from operations: Operating loss increased by 138% in the third quarter of 2006 to $3,625,000 from $1,521,000 in the third quarter of 2005 as the increase in net sales and gross margin were more than offset by the incremental marketing expenses and the recording of stock option expenses as a result of the adoption of SFAS No. 123(R).

Interest and other income: Other income for the third quarter ended September 30, 2006 increased to $199,000 from $65,000 for the third quarter ended September 30, 2005. These amounts relate primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the three months ended September 30, 2006 totaled $59,000, compared to $247,000 for the three months ended September 30, 2005. Interest expense relates to fees paid in connection with our Credit Facility, as well as interest expense on the Notes during 2005.

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2006, we had approximately $17.1 million in the form of cash and cash equivalents. Working capital at September 30, 2006 and 2005 was $35.8 million and $11.6 million, respectively. Working capital at December 31, 2005 was $17.9 million. In addition, as of September 30, 2006, we had approximately $3.2 million committed under the Credit Facility, leaving approximately $4.3 million of availability.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance on these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, we sometimes make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of September 30, 2006, we had approximately $1,111,000 of prepaid inventory on our balance sheet.

Our inventory levels as of September 30, 2006 were approximately $9.6 million higher than at September 30, 2005. The increase in inventory generally reflects a ramp up in connection with our sales growth. However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

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

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo Retail Finance, LLC. Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Historically, the Credit Facility had also been secured by the Soros LC. In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, we agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of September 30, 2006, total availability under the Credit Facility, was approximately $7,500,000 of which $3,200,000 was committed, leaving approximately $4,300,000 available for further borrowings.

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

Commitments and Long Term Obligations

As of September 30, 2006, we had the following commitments and long term obligations:

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

                                                Less than          1-3             3-5         More than 5
                                  Total           1 year          years           years           years
                              -------------   -------------   -------------   -------------   -------------
Marketing and Advertising     $     296,000         296,000              --              --              --
Purchase Orders               $   7,143,000       7,143,000              --              --              --
Operating Leases              $   1,561,000         521,000       1,040,000              --              --
Capital Leases                $      27,000          27,000              --              --              --
Technology Commitments        $   1,241,000         991,000         250,000              --              --
Employment Contracts          $   3,571,000         514,000       3,057,000              --              --
                              -------------   -------------   -------------   -------------   -------------
     Grand total              $  13,839,000       9,492,000       4,347,000              --              --

We believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of Bluefly.com. However, our marketing budget and our ability to hire such employees is subject to a number of factors, including our results of operations.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is evaluating the potential effects of adopting SFAS No. 157, and does not expect the adoption to have a material impact on its financial condition and results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is evaluating the potential effects of implementing this Interpretation on its financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these instruments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; the success of our advertising campaign; risks associated with Soros, Maverick and Prentice each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 5.  OTHER INFORMATION

EMPLOYMENT AGREEMENTS

The Payner Agreement

On November 14, 2006, we entered into a thirty-six (36) month employment agreement (the "Payner Agreement") with Melissa Payner-Gregor providing for her continued service as our Chief Executive Officer and a member of our Board of Directors. The Payner Agreement is effective as of July 1, 2006 and replaces Ms. Payner-Gregor's prior employment agreement, which would have expired on March 1, 2007. Under the Payner Agreement, Ms. Payner-Gregor is entitled to an annual base salary of $500,000, subject to increases in the sole discretion of the Compensation Committee of the Board of Directors (the "Compensation Committee"). She is also eligible to receive an annual performance bonus based upon the achievement of certain targets to be set for each fiscal year by the Compensation Committee in its sole discretion. The Payner Agreement provides for the grant to Ms. Payner-Gregor of: (i) a restricted stock award under our 2005 Stock Incentive Plan (the "Plan") for 591,256 shares of our common stock, par value $.01 per share ("Common Stock"), plus a cash bonus of approximately
$394,686 intended to compensate her for the income taxes payable on such restricted stock award, in exchange for Ms. Payner-Gregor forfeiting her right to certain fully vested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 1,665,220 shares of Common Stock, (ii) a deferred stock unit award under the Plan for and representing 126,904 underlying shares of Common Stock, in exchange for Ms. Payner-Gregor forfeiting her right to certain unvested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 234,780 shares of Common Stock, and
(iii) subject to the approval of our stockholders of certain amendments to the Plan, a deferred stock unit

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

award under the Plan for and representing 4,201,832 shares of Common Stock. The foregoing equity awards, together with stock options previously granted to Ms. Payner-Gregor, represent approximately 4% of the Company's equity, inclusive of management equity awards and stock options. The restricted stock award referred to in the foregoing clause (i) shall vest in full on January 1, 2007. A portion of the deferred stock unit awards referred to in the foregoing clauses (ii) and
(iii) vest over a one-year period, with the remainder vesting over either a two or three year period. If Ms. Payner-Gregor's employment is terminated without cause (as defined in the Payner Agreement) or through a constructive termination (as defined in the Payner Agreement), all equity benefits previously granted, including stock options, restricted stock awards and deferred stock unit awards shall be deemed fully vested as of the date of termination, and she would be entitled to receive her base salary through the date of termination, plus unreimbursed business expenses and bonuses that have been earned and awarded but not yet paid, as well as her then-current base salary for a period of twelve
(12) months from the date of termination and the reimbursement of the cost of maintaining (or the Company shall maintain) in effect the medical and dental insurance, disability and hospitalization plans, and life insurance policies in which Ms. Payner-Gregor participates for a period of one-year from the date of termination. In the event of a change of control (as defined in the Payner Agreement), any unvested stock options, restricted stock awards and one-half of any deferred stock unit awards granted to Ms. Payner-Gregor which are outstanding as of the date of the change of control and have not yet vested (the "Payner COC Unvested DSUs") shall be deemed fully vested as of the date of the change of control. The remaining one-half of the Payner COC Unvested DSUs shall vest on the earliest to occur of: (a) the scheduled vesting date and (b) twelve
(12) months from the date of the change of control. In the event that Ms. Payner-Gregor would be subject to tax under Section 4999 of the Internal Revenue Code of 1986, as amended (the "Code"), the payments to her under the Payner Agreement will be reduced to the maximum amount that she could receive without being subject to such tax. The Payner Agreement provides Ms. Payner-Gregor with a monthly housing allowance of $4,000 and an annual allowance of approximately $27,500 for life insurance and supplemental disability insurance. Ms. Payner-Gregor is subject to certain covenants under the Payner Agreement, including a non-competition covenant covering the term of her employment and an additional period of eighteen (18) months thereafter.

The Barry Agreement

On November 14, 2006, we entered into a thirty-six (36) month employment agreement (the "Barry Agreement") with Patrick C. Barry providing for Mr. Barry's continued service as our Chief Operating Officer and Chief Financial Officer. The Barry Agreement is effective as of July 1, 2006 and replaces his prior one-year evergreen employment agreement. Under the Barry Agreement, Mr. Barry is entitled to an annual base salary of $350,000, subject to increases in the sole discretion of the Compensation Committee. Mr. Barry is also eligible to receive an annual performance bonus based upon the achievement of certain targets to be set for each fiscal year by the Compensation Committee in its sole discretion. The Barry Agreement provides for the grant to Mr. Barry of: (i) a restricted stock award under the Plan for 269,965 shares of Common Stock, plus a cash bonus of approximately $123,204 intended to compensate him for the income taxes payable on such restricted stock award, in exchange for Mr. Barry forfeiting his right to certain fully vested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 853,238 shares of Common Stock, (ii) a deferred stock unit award under the Plan for and representing 45,837 underlying shares of Common Stock, in exchange for Mr. Barry forfeiting his right to certain unvested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 91,674 shares of Common Stock, and (iii) subject to the approval of our stockholders of certain amendments to the Plan, a deferred stock unit award under the Plan for and representing 4,062,692 shares of Common Stock. The foregoing equity awards, together with stock options previously granted to Mr. Barry, represent approximately 4% of the Company's equity, inclusive of management equity awards and stock options. The restricted stock award referred to in the foregoing clause (i) shall vest in full on January 1, 2007. A portion of the deferred stock unit awards referred to in the foregoing clauses (ii) and (iii) vest over a one-year period, with the remainder vesting over either a two or three year period. If Mr. Barry's employment is terminated without cause (as defined in the Barry Agreement) or through a constructive termination (as defined in the Barry Agreement), all equity benefits previously granted, including stock options, restricted stock awards and deferred stock unit awards shall be deemed fully vested as of the date of termination, and he would be entitled to receive his base salary through the date of termination, plus unreimbursed business expenses and bonuses that have been earned and awarded but not yet paid, as well as his then-current base salary for a period of nine (9) months from the date of termination and the reimbursement of the cost of maintaining (or the Company shall maintain) in effect the medical and dental insurance, disability and hospitalization plans, and life insurance policies in which Mr. Barry participates for a period of one-year from the date of termination. In the event of a change of control (as defined in the Barry Agreement), any unvested stock options, restricted stock awards and one-half of any deferred stock unit awards granted to Mr. Barry which are outstanding as of the date of the change of control and have not yet vested (the "Barry COC Unvested DSUs") shall be deemed fully vested as of the date of the change of control. The remaining one-half of the Barry COC Unvested DSUs shall vest on the earliest to occur of: (a) the scheduled vesting date and (b) twelve (12) months from the date of the change of control. In the event that Mr. Barry would be subject to tax under Section 4999 of the Code, the payments

                                 BLUEFLY, INC.
                               SEPTEMBER 30, 2006

to him under the Barry Agreement will be reduced to the maximum amount that he could receive without being subject to such tax. The Barry Agreement contains an annual allowance of approximately $17,500 for life insurance and supplemental disability insurance. Mr. Barry is subject to certain covenants under the Barry Agreement, including a non-competition covenant covering the term of his employment and an additional period of eighteen (18) months thereafter.

Compensation Expense under SFAS No. 123(R)

The equity awards under the Payner Agreement and the Barry Agreement will be accounted for in accordance with the Company's stock based compensation policy in accordance with SFAS No. 123(R) over the three year vesting period of the awards.

NASDAQ COMPLIANCE

On November 9, 2006, we were notified by Nasdaq Staff that we are not in compliance with the continued listing requirements for the Nasdaq Capital Market because shares of our Common Stock had closed at a per share bid price of less than $1.00 for at least 30 trading days. Under Nasdaq rules, we have a 180-day grace period to regain compliance, which extends to May 8, 2007. If we are unable to regain compliance by such date, the Nasdaq Staff will determine whether we meet the initial listing criteria of the Nasdaq Capital Market. In the event that we meet such initial listing criteria, we will be granted an additional 180-day grace period to regain compliance. In order to regain compliance, shares of our Common Stock would need to close at a price of $1.00 or more for at least ten consecutive trading days. In the event that we do not regain compliance within the requisite time period, we intend to appeal any delisting. However, no assurance can be provided that any such appeal will be successful. The failure to maintain listing on the Nasdaq Capital Market may have an adverse effect on the price and/or liquidity of our Common Stock.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Report:

       EXHIBIT NUMBER   DESCRIPTION
       --------------   --------------------------------------------------------
       10.1             First Amendment to Loan and Security Agreement, dated as
                        of August 14, 2006, by and between the Company and Wells
                        Fargo Retail Finance, Inc. (incorporated by reference to
                        Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 14, 2006)*

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

November 14, 2006