Form 10-K
period 2006-12-31
BLUEFLY INC
filed 2007-02-28
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
      ACT OF 1934

      For the fiscal year ended December 31, 2006

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

                                   ----------

Securities registered under Section 12(b) of the Exchange Act:

      Title of Each Class            Name of Each Exchange on Which Registered
    -----------------------          -----------------------------------------
    Common Stock, par value                 The Nasdaq Stock Market LLC
        $.01 per share                         Boston Stock Exchange

Securities registered under Section 12(g) of the Exchange   None

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

                                 Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]  Accelerated filer [ ]  Non-accelerated filer [X]

As of February 23, 2007, there were 130,494,214 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2006, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $22,064,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2007 Annual Stockholders Meeting, which will be filed with the Securities Exchange Commission.

================================================================================

                                  BLUEFLY, INC.

                           ANNUAL REPORT ON FORM 10-K

                                      INDEX

                                                                                                                PAGE
                                                                                                              --------
                                                         PART I.

             Special Note Regarding Forward-Looking Statements                                                    3
Item 1       Business                                                                                             3
Item 1A      Risk Factors                                                                                         7
Item 2       Properties                                                                                          13
Item 3       Legal Proceedings                                                                                   13
Item 4       Submission of Matters to a Vote of Security Holders                                                 13

                                                         PART II.

Item 5       Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of
               Equity Securities                                                                                 14
Item 6       Selected Financial Data                                                                             15
Item 7       Management's Discussion and Analysis of Financial Condition and Results of Operations               16
Item 7A      Quantitative and Qualitative Disclosures About Market Risk                                          24
Item 8.      Financial Statements and Supplementary Data                                                         25
Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                25
Item 9A.     Controls and Procedures                                                                             25
Item 9B.     Other Information                                                                                   25

                                                         PART III.

Item 10.     Directors and Executive Officers and Corporate Governance                                           25
Item 11.     Executive Compensation                                                                              25
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters      25
Item 13.     Certain Relationships and Related Transactions, and Director Independence                           25
Item 14.     Principal Accounting Fees and Services                                                              26

                                                         PART IV.

Item 15.     Exhibits, Financial Statement Schedules                                                             26

SIGNATURES                                                                                                       29

FINANCIAL STATEMENTS                                                                                             F-1

                                     PART I

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

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

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

Bluefly, Inc. is a leading online retailer of designer brands, fashion trends and superior value. During 2006, we offered over 50,000 different styles for sale in categories such as men's, women's and accessories as well as house and home accessories from over 350 brands at discounts up to 75% off retail value. We launched the Bluefly.com Web site (the "Web site") in September 1998. Since its inception, www.bluefly.com has served over 960,000 customers and shipped to over 14 countries.

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

BUSINESS STRATEGY

Our goal is to offer our customers the best designer brands and latest fashion trends at superior values. We offer the same types of on-trend and in-season designer merchandise as are sold in luxury department stores at discounts normally found only at outlet stores and off-price stores. Similarly, we are able to offer an upscale shopping experience not available at off-price stores or outlet malls because of our merchandise selection and the presentation and product search capabilities offered by our Web site. The frequent addition of new on-trend products to our site is also key to our marketing strategy, as it gives our shoppers reason to visit the site and encourages them to be loyal and active.

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 350 top designer brands that we offer on our Web site. Because we work with our suppliers both at the beginning and throughout the season, we are able to help them manage inventory and cash flow. We also create an environment that is respectful of the brands we sell. Our buyers all have backgrounds in a full price branded retail environment. Our Web site creates a high-end retail environment that offers only the best designer brands and the most current trends. In doing so, we support our vendors' brands, rather than diluting them as traditional off-price channels do.

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

We believe that we have created a customer experience that is fundamentally better than that offered by traditional off-price retailers. Similarly, we believe that our upscale atmosphere, professional photography and premium merchandise offering create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels. Our customer research suggests that this strategy has been successful. For example, respondents to a recent third party study that we commissioned rated us at the level of, or higher than, luxury department stores for assortment, quality and service and rated us much higher for value.

E-COMMERCE AND THE ONLINE APPAREL MARKET

The dramatic growth of e-commerce has been widely reported and is expected to continue. According to the ComScore Networks, e-commerce non travel retail spending (excluding auctions and large corporate purchases) eclipsed $100 billion in 2006 for the first time, while growth remained strong 24 percent increase compared to 2005. During the holiday shopping season alone, consumers spent $24.6 billion, a 26% increase over the $19.6 billion spent in the previous year, according to ComScore.

According to the Annual E- Commerce Survey performed by Cowen and Company, 41% of consumers plan to increase e-commerce spending in 2007, primarily due to the convenience of online shopping. The survey also states that underlying trends in e-commerce remain strong and Cowen and Company expect that US e-commerce sales will grow 20% in 2007.

MARKETING

Our marketing efforts are focused both on acquiring new customers and retaining existing customers. Active Bluefly customers visit the site frequently and purchase from one season to the next at high levels with great predictability. A significant portion of our sales to existing customers are driven by our customer emails, which highlight new promotions and products, and provide special previews to customers who have asked to be included in our email list. In addition, we believe that our sales to existing customers are driven by all aspects of our customer experience, including our Web site design, packaging, delivery and customer service.

From 2001 through 2005, we acquired new customers primarily through online advertising, word-of-mouth, sweepstakes and our affiliate program. Although we had not allocated significant resources to branding or to more traditional advertising channels such as print during this time, our customer file continued to grow. In September 2005, we began a national advertising campaign that featured both print and television, and we have expanded that campaign over the past 18 months.

MERCHANDISING

We buy merchandise directly from designers as well as from other third party indirect resources. Currently, we offer products from more than 350 name brand designers. We believe that we have been successful in opening up more than 200 direct supply relationships, in part because we have devoted substantial resources to establishing Bluefly.com as a high-end retail environment. We are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers.

During 2004, we re-focused our merchandising strategy to offer more in-season merchandise and to cover the latest trends, while continuing to offer a premium selection of brands. We continue to refine this strategy. As a result of this merchandise strategy, we were able to increase our gross margins to their highest levels ever - 40.1% in 2006 from 29.9% in 2003.

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

We focus on customer satisfaction throughout our organization. In December 2006, during our peak weeks of the holiday season, the vast majority of our orders were shipped within one business day from receipt of the customer's order.

CUSTOMER SERVICE

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts. Our customer service effort starts with our Web site, which is designed to provide an intuitive shopping experience. An easy-to-use help center is available on the Web site and is designed to answer many of our customers' most frequently asked questions. For customers who prefer e-mail or telephone assistance, customer service representatives are available seven days a week to provide assistance. We utilize customer representatives from third party call centers that have teams dedicated to our business. We also maintain a team of premiere representatives in our New York office, who provide special services and assist in the training and management of the other representatives. To ensure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 90 days of the sale for a full refund.

In January 2007, we were awarded the "E-tailing Excellence Award" from the e-tailing group for the second consecutive year. This Award recognizes on-line merchants who excel in customer service.

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

In September 2006, we entered into agreements with Art Technology Group, Inc. ("ATG"), pursuant to which we will license certain technology from ATG to be used as a platform for future versions of our Web site. We are in the process of developing an improved version of our Web site based on ATG software. The new version of our Web site is expected to launch in the third quarter of 2007 and will replace the older version. The launch of the new Web site will involve the use of significant internal and external resources. Certain costs related to the development of the new Web site will be capitalized and amortized over a 36-month period.

We expect that the more robust tools provided by the upgraded Web site will allow us to better create and manage, and measure the performance of, on-site marketing promotions. In addition, we believe that the new Web site will provide a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need. There can be no assurance that the new Web site will have a positive effect on our business. See, "Risk Factor - The Implementation Of A New Web site May Place A Significant Strain On Certain Key Personnel."

COMPETITION

E-commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a relatively dynamic, high-growth market. Our competition for online customers comes from a variety of sources, including existing land-based retailers that are using the Internet to expand their channels of distribution, established Internet companies and less established companies. In addition, our competition for customers comes from traditional direct marketers, designer brands that may attempt to sell their products directly to consumers through the Internet and land-based off-price retail stores, which may or may not use the Internet in the future to grow their customer base. Many of these competitors have longer operating histories, significantly greater resources, greater brand recognition and more firmly established supply relationships. Moreover, we expect additional competitors to emerge in the future.

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

We rely on technologies that we license from third parties. These licenses may not continue to be available to us on commercially reasonable terms in the future. As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

EMPLOYEES

As of February 23, 2007, we had 95 full-time employees and 1 part-time employee, as compared to 84 full-time and 2 part-time employees as of February 23, 2006. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

ITEM 1A.  RISK FACTORS

We Have A History Of Losses And Expect That Losses Will Continue In The Future. As of December 31, 2006, we had an accumulated deficit of $115,997,000. We incurred net losses of $12,193,000, $3,820,000 and $3,791,000 for the years ended December 31, 2006, 2005 and 2004, respectively. We have incurred substantial costs to develop our Web site and infrastructure. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore may continue to incur substantial operating losses for the next year. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Soros, Maverick And Prentice Each Own A Large Amount Of Our Stock And Therefore Can Exert Significant Influence Over Our Management And Policies. As of February 23, 2007, affiliates of Soros Fund Management LLC ("Soros") beneficially owned, in the aggregate, approximately 39% of our Common Stock. Private funds associated with Maverick Capital, Ltd. ("Maverick"), and investment entities and accounts managed and advised by Prentice Capital Management, LP ("Prentice") each owned approximately 24% of our Common Stock. We entered into a voting agreement with Soros, Maverick and Prentice (the "Voting Agreement"), pursuant to which Soros has the right to designate three designees to our Board of Directors, and Maverick and Prentice each have the right to designate one designee. The Voting Agreement also provides that one designee of Soros and the designee of each of Maverick and Prentice have the right to serve on the Compensation Committee and the Governance and Nominating Committee of the Board of Directors. If we establish an Executive Committee, the designees of Soros, Maverick and Prentice will be entitled to serve on such committee. Soros, Maverick and Prentice also have a right of first refusal (the "Right of First Refusal") to provide the financing in any private placement of our Common Stock that we seek to consummate within on or prior to June 15, 2007 on a pro rata basis.

In view of their large percentage of ownership, Soros, Maverick and Prentice each have the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger.

Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility. Under the terms of our loan facility, our lender has a first priority lien on substantially all of our assets, including our cash balances. If we default under the loan facility, our lender would be entitled, among other things, to foreclose on our assets in order to satisfy our obligations under the loan facility.

If Our Co-Location Facility, Third Party Distribution Center Or Third Party Call Centers Fail, Our Business Could Be Interrupted For A Significant Period Of Time. Our ability to receive and fulfill orders successfully and provide high-quality customer service, largely depends on the efficient and uninterrupted operation of our computer and communications hardware systems and fulfillment center. Substantially all of our computer and communications hardware is located at a single co-location facility owned by a third party in New York City. Primarily all of our inventory is held, and our customer orders are filled, at a third party distribution center located in Virginia, and a large majority of our customer service representatives are employees of third party call centers in Ohio and Maine. These operations are vulnerable to damage or interruption from fire, flood, storms, power loss, telecommunications failure, terrorist attacks, acts of war, break-ins, earthquake and similar events. We do not presently have redundant systems in multiple locations or a formal disaster recovery plan. Accordingly, a failure at one of these facilities could interrupt our business for a significant period of time, and our business interruption insurance may be insufficient to compensate us for losses that may occur. Any such interruption would negatively impact our sales, results of operations and cash flows for the period in which it occurred, and could have a long-term adverse effect on our relationships with our customers and suppliers.

Our Ability To Maintain Our Minimum Availability Requirement and Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan. We are required to pay interest under our loan facility on a monthly basis. Assuming we meet our business plan, we will be able to pay our interest as required. To a certain extent, however, our ability to meet our business plan, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and therefore we cannot assure you that based on our business plan we will generate sufficient cash flow from operations to enable us to pay our indebtedness under the loan facility and maintain our minimum availability requirement throughout the term of the agreement. If we fall short of our business plan and are unable to raise additional capital, we could default under our loan facility. In the event of a default under the loan facility, our lender would be entitled, among other things, to foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the loan facility. See "Risk Factors - Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility."

If We Are Not Accurate In Forecasting Our Revenues, We May Be Unable To Adjust Our Operating Plans In A Timely Manner. Because our business has not yet reached a mature stage, it is difficult for us to forecast our revenues accurately. We base our current and future expense levels and operating plans on expected revenues, but in the short-term a significant portion of our expenses are fixed. Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of our Common Stock could decline significantly. In addition, any such unexpected revenue shortfall could significantly affect our short-term cash flow and our net worth, which could require us to seek additional financing and/or cause a default under our loan facility. See "Risk Factors - Our Ability To Comply With Our Financial Covenants And Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan."

Our National  Advertising  Campaign and Other  Marketing  Initiatives May Not Be
Successful. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, and other Web sites and e-commerce businesses to provide other links that direct customers to our Web site. In addition, during 2005 we launched our first national television and advertising campaign, and we have continued and expanded on that campaign since that time. Such campaigns are expensive and may not result in the cost effective acquisition of customers. We are relying on the campaign as a significant source of traffic to our Web site and new customers. If these campaigns and initiatives are not successful, our results of operations will be adversely affected.

We Purchase a Substantial Portion of Our Inventory from One Supplier. In 2006, we purchased approximately 28% of our inventory from one supplier. Should our relationship with this supplier deteriorate or terminate, or should this supplier lose some or all of its access to the products that we purchase from it, our performance could be adversely affected. Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms, or at all. A failure to obtain such products on as favorable terms could have an adverse effect on our revenue and/or gross margin.

The Implementation Of The New Web Site May Place A Significant Strain On Our Key Personnel. During 2006, we entered into a Master License Agreement with ATG, pursuant to which we will license certain technology from ATG to be used as a platform for future versions of our Web site, and ATG will provide certain support and consulting services in connection therewith. The new version of our Web site is expected to launch in the third quarter of 2007 and will replace the older version. The launch of the new Web site will involve the use of significant internal and external resources. We will need to develop new internal procedures to operate the new Web site and to make the most effective use of the improvements available on the new Web site. As with any new technology, we may experience instability and performance issues upon launch, and such issues could have a material adverse effect on our revenue and, therefore, our results of operations. While we believe that this project is a prudent investment for our future growth prospects, the return on this investment is not certain and the time and attention required to build out and learn how to best use the new Web site could result in our inability to undertake certain initiatives that could have a more immediate, positive impact on our business and/or distract us from other areas of our business that require the time and attention of those involved in the continued development of the new Web site.

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

We Are Heavily Dependent On Third-Party Relationships, And Failures By A Third Party Could Cause Interruptions To Our Business. We are heavily dependent upon our relationships with our fulfillment operations provider, third party call center and Web hosting provider, delivery companies like UPS, DHL and the United States Postal Service, and credit card processing companies such as Paymentech and Cybersource to service our customers' needs. To the extent that there is a slowdown in mail service or package delivery services, whether as a result of labor difficulties, terrorist activity or otherwise, our cash flow and results of operations would be negatively impacted during such slowdown, and the results of such slowdown could have a long-term negative effect on our reputation with our customers. The failure of our fulfillment operations provider, third party call center, credit card processors or Web hosting provider to properly perform their services for us could cause similar effects. Our business is also generally dependent upon our ability to obtain the services of other persons and entities necessary for the development and maintenance of our business. If we fail to obtain the services of any such person or entities upon which we are dependent on satisfactory terms, or we are unable to replace such relationship, we would have to expend additional resources to develop such capabilities ourselves, which could have a material adverse impact on our short-term cash flow and results of operations and our long-term prospects.

We Are In Competition With Companies Much Larger Than Ourselves. E-commerce generally and, in particular, the online retail apparel and fashion accessories market, is a new, dynamic, high-growth market and is rapidly changing and intensely competitive. Our competition for customers comes from a variety of sources including:

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

We Need To Further Establish Brand Name Recognition. We believe that further establishing, maintaining and enhancing our brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well established brands in online services or the retail apparel industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of Bluefly.com will depend largely on our success in providing a high quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain Bluefly.com in response to competitive pressures, we may find it necessary to increase substantially our advertising and marketing expenditures. If we are unable to provide high quality online services or customer support, or otherwise fail to promote and maintain Bluefly.com, or if we incur excessive expenses in an attempt to promote and maintain Bluefly.com, our long-term growth prospects would be materially adversely affected.

There Can Be No Assurance That Our Technology Systems Will Be Able To Handle Increased Traffic; Implementation Of Changes To Web Site. A key element of our strategy is to generate a high volume of traffic on, and use of, Bluefly.com. Accordingly, the satisfactory performance, reliability and availability of Bluefly.com, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our revenues will depend on the number of visitors who shop on Bluefly.com and the volume of orders we can handle. Unavailability of our Web site or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on Bluefly.com or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of Bluefly.com or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of Bluefly.com, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the online commerce industry. Accordingly, we redesign and enhance various functions on our Web site on a regular basis, and we may experience instability and performance issues as a result of these changes. See "Risk Factors - The Implementation Of The New Web Site May Place A Significant Strain On Our Key Personnel."

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store bought merchandise. We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. As a result, our reserve for returns and credit card chargebacks for fiscal 2006, 2005 and 2004 has been 39.6%, 37.8% and 36.6%, respectively. If return rates are higher than expected, our business, prospects, financial condition, cash flows and results of operations could be materially adversely affected.

Our Success Is Largely Dependent Upon Our Executive Personnel. We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. In particular, we rely upon their strategic guidance, their relationships and credibility in the vendor and financial communities and their ability to recruit key operating personnel. Our current employment agreements with our Chief Executive Officer, Chief Financial Officer and Chief Marketing Officer run through July 2009, July 2009 and September 2008, respectively, however there can be no assurance that any of them will not terminate their employment earlier. The loss of the services of any of our executive officers could have a material adverse effect on our credibility in the vendor communities and our ability to recruit new key operating personnel.

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

We May Be Liable for Product Liability Claims. We sell products manufactured by third parties, some of which may be defective. If any product that we sell were to cause physical injury or injury to property, the injured party or parties could bring claims against us as the retailer of the product. Our insurance coverage may not be adequate to cover every claim that could be asserted. If a successful claim were brought against us in excess of our insurance coverage, it could have a material adverse effect on our cash flow and on our reputation with customers. Unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our business.

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

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and online commerce could also increase our cost of doing business. In addition, if we were alleged to have violated federal, state or foreign, civil or criminal law, we could face material liability and damage to our reputation and, even if we successfully defend any such claim, we would incur significant costs in connection with such defense.

We Face Uncertainties Relating To Sales And Other Taxes. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Virginia, Ohio, New Jersey, Maine and New York. However, state taxation laws and regulations may change in the future, and one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as our company, that engage in online commerce. In addition, any new operation in states outside Virginia, Ohio, New Jersey, Maine and New York could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

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

We Rely On The Effectiveness Of Our Internal Controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Management will be responsible for assessing the design and the effectiveness of our internal controls for the year ending December 31, 2007. Our independent registered accounting firm will be required to audit the design and operating effectiveness of our internal
controls  and  attest  to   management's   assessment  of  the  design  and  the
effectiveness of our internal controls. The first such audit will be required for our fiscal year ending December 31, 2008. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because management's assessment of internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our Common Stock.

ITEM 2.  PROPERTIES

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The leases expire in 2008 through 2010. Our total lease expense for the current office space during 2006 was approximately $457,000.

ITEM 3.  LEGAL PROCEEDINGS

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of stockholders of the Company during the fourth quarter of 2006.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on The Nasdaq Capital Market and the Boston Stock Exchange. The following table sets forth the high and low bid prices for the Common Stock for the periods indicated, as reported by the Nasdaq Capital Market:

         FISCAL 2006                               HIGH            LOW
         --------------------------------------   -------        -------
         First Quarter                            $  1.49        $  0.96
         Second Quarter                           $  1.23        $  0.68
         Third Quarter                            $  1.20        $  0.93
         Fourth Quarter                           $  1.59        $  0.79

         FISCAL 2005                               HIGH            LOW
         --------------------------------------   -------        -------
         First Quarter                            $  2.34        $  1.22
         Second Quarter                           $  2.24        $  1.20
         Third Quarter                            $  1.88        $  1.40
         Fourth Quarter                           $  1.87        $  0.97

HOLDERS

As of February 23, 2007, there were approximately 115 holders of record of the Common Stock. We believe that there were more than 5,000 beneficial holders of the Common Stock as of such date.

DIVIDENDS

We have never declared or paid cash dividends on our Common Stock. In addition, the terms of our credit facility contain restrictions on our ability to declare or pay dividends. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

PERFORMANCE GRAPH

                Comparison of Five-Year Cumulative Total Returns
                             Performance Report for
                                   BLUEFLY INC

Produced on 02/20/2007 including data to 12/29/2006

                        [Performance Graph Appears Here]

Company Index: BLUEFLY INC

Market Index:  Nasdaq Stock Market (US Companies)

Peer Index:    Nasdaq Retail Trade Stocks

               SIC 5200-5599, 5700-5799, 5900-5999 US & Foreign

           Date                  Company Index    Market Index      Peer Index
----------------------------    --------------   --------------   --------------
12/31/2001                             100.000          100.000          100.000
01/31/2002                              95.789           99.239          101.593
02/28/2002                              78.684           88.920           98.443
03/28/2002                              94.737           94.751          100.313
04/30/2002                              76.316           86.879          105.119
05/31/2002                              91.579           83.047          104.808
06/28/2002                              68.421           75.525          102.677
07/31/2002                              47.895           68.628           88.398
08/30/2002                              52.632           67.899           85.127
09/30/2002                              44.737           60.597           82.364
10/31/2002                              36.842           68.875           89.156
11/29/2002                              62.105           76.553           92.289
12/31/2002                              86.316           69.131           84.968
01/31/2003                              51.053           68.383           81.658
02/28/2003                              41.579           69.344           81.585
03/31/2003                              43.158           69.544           82.668
04/30/2003                              43.158           75.865           91.890
05/30/2003                              71.053           82.526           96.778
06/30/2003                              58.947           83.850           97.721
07/31/2003                              56.316           89.627          103.696
08/29/2003                              52.632           93.536          110.968
09/30/2003                              77.895           92.320          105.508
10/31/2003                             136.842           99.753          118.094
11/28/2003                             251.579          101.232          119.593
12/31/2003                             213.158          103.365          118.315
01/30/2004                             215.263          106.429          119.724
02/27/2004                             195.789          104.426          123.573
03/31/2004                             168.421          102.648          124.074
04/30/2004                             142.105           99.246          122.562
05/28/2004                             142.158          102.543          126.344
06/30/2004                             113.158          105.693          133.772
07/30/2004                              95.263           97.626          128.665
08/31/2004                             109.474           95.235          126.442
09/30/2004                              90.526           98.077          131.420
10/29/2004                             150.474          102.053          139.122
11/30/2004                             131.579          108.341          146.381
12/31/2004                             122.105          112.489          150.068
01/31/2005                              86.842          106.636          144.848
02/28/2005                              68.421          106.030          145.142
03/31/2005                              75.789          103.334          147.157
04/29/2005                              67.895           99.574          140.770
05/31/2005                              86.316          107.273          153.690
06/30/2005                              94.737          106.838          154.571
07/29/2005                              84.737          113.656          163.304
08/31/2005                              82.632          111.853          150.690
09/30/2005                              80.526          111.942          146.235
10/31/2005                              85.789          110.504          150.102
11/30/2005                              76.316          116.531          153.877
12/30/2005                              58.947          114.881          151.492
01/31/2006                              57.368          119.953          154.954
02/28/2006                              56.842          118.760          156.671
03/31/2006                              58.421          121.855          165.355
04/28/2006                              58.947          120.896          166.116
05/31/2006                              36.853          113.603          160.218
06/30/2006                              63.684          113.602          161.553
07/31/2006                              54.737          109.270          149.288
08/31/2006                              55.263          114.122          148.436
09/29/2006                              52.105          118.051          160.496
10/31/2006                              47.368          123.832          170.228
11/30/2006                              46.316          127.068          165.849
12/29/2006                              67.368          126.212          165.445

This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act") or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Bluefly under the Securities Act of 1933, as amended or the Exchange Act.

ITEM 6.   SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2003 and 2002 and at December 31, 2004, 2003 and 2002 are derived from our audited financial statements not included in this report. In January 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all stock-based payment transactions be recognized in the financial statements at their fair values. Results for prior periods have not been restated. All data is in thousands, except share data:

                                                                                Year Ended December 31,
                                                   ------------------------------------------------------------------------------
                                                       2006              2005           2004              2003           2002
                                                   ------------      ------------   ------------      ------------   ------------
Statement of Operations Data:

Net sales                                          $     77,062      $     58,811   $     43,799      $     37,928   $     30,606
Cost of sales                                            46,153            35,816         27,393            26,603         20,571
                                                   ------------      ------------   ------------      ------------   ------------
   Gross profit                                          30,909            22,995         16,406            11,325         10,035

Selling and fulfillment expenses                         15,808            12,880         11,783            10,163          9,272
Marketing expenses                                       14,196             6,961          2,120             1,898          2,275
General and administrative expenses                      13,001             6,299          6,408             5,207          4,686
                                                   ------------      ------------   ------------      ------------   ------------
   Total operating expenses                              43,005            26,140         20,311            17,268         16,233

Operating loss                                          (12,096)(3)        (3,145)        (3,905)           (5,943)        (6,198)

Interest expense                                           (599)             (856)          (733)             (464)          (349)
Interest/other income                                       502               181            847                38             68
                                                   ------------      ------------   ------------      ------------   ------------

   Net loss                                             (12,193)           (3,820)        (3,791)           (6,369)        (6,479)
Basic and diluted loss per share:                  $      (0.23)     $      (0.54)  $      (0.55)     $      (0.88)  $      (2.44)
Basic and diluted weighted average number of
common shares outstanding available to common
stockholders(2)                                      80,170,532        16,153,020     14,586,752        11,171,018      9,927,027

                                                                                    As of December 31,
                                                   ------------------------------------------------------------------------------
                                                       2006              2005           2004              2003           2002
                                                   ------------      ------------   ------------      ------------   ------------
Balance Sheet Data:

Cash and cash equivalents                          $     20,188      $      9,408   $      7,938(1)   $      7,721   $      1,749
Inventories, net                                         24,189            16,893         12,958            11,340         10,868
Other current assets                                      4,229             3,536          2,559             1,863          1,159
Total assets                                             52,430            33,045         25,541            22,998         16,595
Current liabilities                                      14,603            11,936          9,413             8,459          7,072
Long term liabilities                                      --               5,244          4,739             4,260          2,439
Shareholders' equity                                     37,827            15,865         11,389            10,279          7,084

(1)  Includes restricted cash of $1,253
(2) Weighted average shares increased to 80.2 million in 2006 as a result of the June 2006 financing and the conversion of the Company's preferred stock into common stock in connection with the financing.
(3) This amount includes non-cash expense of approximately $4.5 million related to stock-based compensation, recorded in accordance with SFAS 123R.

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

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past five years our sales have grown at a compounded annual growth rate of more than 28%, while our gross margin percentage has increased from 30.5% in 2001 to 40.1% in 2006.

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

We believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we launched a national advertising campaign in 2005, and have continued and expanded upon it in the last eighteen months. We intend to continuously review the results of the campaign and use the learnings to refine and improve upon our marketing strategy.

Our net sales increased over 31% to $77,062,000 for the year ended December 31, 2006 from $58,811,000 for the year ended December 31, 2005. Our gross margin increased to 40.1% in 2006 from 39.1% in 2005, 37.5% in 2004, 29.9% in 2003 and
32.8% in 2002. Our gross profit increased by more than 34% to $30,909,000 for the year ended December 31, 2006 from $22,995,000 for the year ended December 31, 2005. This growth in gross profit was driven by the increase in net sales, and by the increase in gross margins. Our operating loss increased by over 284%, to $12,096,000 in 2006, from $3,145,000 in 2005.

Total  marketing  expenses  increased by 104% to  $14,196,000  for the full year
2006, from $6,961,000 for the full year 2005. We increased our spending in marketing (excluding staff related costs) by 102% to $12,602,000 for the full year 2006, from $6,250,000 for the full year 2005. The primary goal of our marketing campaign is to build upon the awareness created by the initial launch of the campaign in fall 2005, both with new customers as well as with our existing customers. A large portion of the increased marketing expense was a result of the costs associated with our national advertising campaign. For the first three quarters of 2006, our net sales increased by approximately 25%, 40% and 36%, respectively, as compared to the same periods in 2005. In general, we intend to market our business more aggressively than we have in previous years. This more aggressive growth strategy will cause our marketing expense as a percentage of revenue to increase in the short-term; however, we believe that it is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead and marketing on a customer's first order.

Our reserve for returns and credit card chargebacks increased to 39.6% of gross sales for the year ended December 31, 2006 compared to 37.8% in 2005. The increase was primarily caused by a shift in our merchandise mix towards certain product categories that historically have generated higher return rates. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

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

On January 1, 2006, we adopted SFAS No. 123(R), which requires expensing of stock options. As a result, we recorded total share-based compensation expenses of $4,454,000 for the year ended December 31, 2006. Results for prior periods have not been restated due to the adoption based on the modified prospective approach.

At December 31, 2006, we had an accumulated deficit of $115,997,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock of approximately $33.0 million, and non-cash charges of approximately $4.5 million in connection with the adoption of SFAS 123(R). In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

CRITICAL ACCOUNTING POLICIES

Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. The most significant estimates and assumptions relate to the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment, the realization of deferred tax assets, and the calculations related to stock-based compensation. Actual amounts could differ significantly from these estimates.

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

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. This valuation requires us to make judgements based on currently available information, about the saleability of such merchandise, the selling price, etc. Based upon this evaluation, we review our inventory levels in order to identify slow-moving merchandise and establish a reserve for such merchandise.

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

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS 123(R) which requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term, risk-free interest rate and expected forfeitures. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

RESULTS OF OPERATIONS

The following table sets forth our statement of operations data for the years ended December 31st. All data is in thousands except as indicated below:

                                               2006                      2005                  2004
                                        --------------------    --------------------    --------------------
                                                   As a % of               As a % of               As a % of
                                                   Net Sales               Net Sales               Net Sales
                                                   ---------               ---------               ---------
 Net sales                              $ 77,062       100.0%   $ 58,811       100.0%   $ 43,799       100.0%
 Cost of sales                            46,153        59.9%     35,816        60.9%     27,393        62.5%
                                        --------                --------                --------
   Gross profit                           30,909        40.1%     22,995        39.1%     16,406        37.5%

 Marketing expenses                       14,196        18.4%      6,961        11.8%      2,120         4.9%
 Selling and fulfillment expenses         15,808        20.5%     12,880        21.9%     11,783        26.9%
 General and administrative expenses      13,001        16.9%      6,299        10.7%      6,408        14.6%
                                        --------                --------                --------
   Total operating expenses               43,005        55.8%     26,140        44.4%     20,311        46.4%

 Operating loss                          (12,096)      (15.7)%    (3,145)       (5.3)%    (3,905)       (8.9)%
 Interest (expense) other income             (97)       (0.1)%      (675)       (1.2)%       114         0.3%
                                        --------                --------                --------
   Net loss                             $(12,193)      (15.8)%  $ (3,820)       (6.5)%  $ (3,791)       (8.6)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

                                                         2006           2005           2004
                                                     ------------   ------------   ------------
Average Order Size (including shipping & handling)   $     257.64   $     220.17   $     188.51
New Customers Added during the Year*                      177,213        148,975        127,177

*    Based on unique email addresses

FOR THE YEAR ENDED  DECEMBER  31, 2006  COMPARED TO THE YEAR ENDED  DECEMBER 31,
2005

Net sales: Gross sales for the year ended December 31, 2006 increased by approximately 35% to $127,556,000 from $94,586,000 for the year ended December 31, 2005. The provision for returns and credit card chargebacks and other credits was approximately 40% for 2006 and 38% for 2005, resulting in a provision of $50,494,000 for the year ended December 31, 2006 and $35,775,000 for the year ended December 31, 2005.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2006 were $77,062,000. This represents an increase of over 31% compared to the year ended December 31, 2005, in which net sales totaled $58,811,000. The growth in net sales was largely driven by the increase in gross average order size (approximately 17% higher than the full year 2005) and an increase in the number of new customers acquired (approximately 19% higher than the full year 2005). Shipping and handling revenue (which is included in net sales) increased by 14% to $4,403,000 for the year ended December 31, 2006, from $3,874,000 for the year ended December 31, 2005. Revenue from shipping and handling increased at a lower rate than overall revenue, due to the increase in our average order size.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2006 totaled $46,153,000, resulting in a gross margin of approximately 40.1%. Cost of sales for the year ended December 31, 2005 totaled $35,816,000, resulting in a gross margin of 39.1%. The increase in gross margin was driven by our focus on negotiating better prices with vendors as well as our strategy of selling more in-season product, which has more value to our customer and therefore demands higher margins, and the timing of our promotions. While we believe that we can continue to generate gross margin at or near these levels in the future, we believe that it may be difficult for us to continue to increase the gross margin level at the rate that we have over the past few years.

Gross Profit: As a result of the increases in net sales and gross margin, gross profit increased by over 34%, to $30,909,000 for the year ended December 31, 2006, from $22,995,000 for the year ended December 31, 2005.

Marketing expenses: Marketing expenses increased by 104% to $14,196,000 for the year ended December 31, 2006 from $6,961,000 for the year ended December 31, 2005.

As a percentage of net sales, our marketing expenses increased to 18.4% for the year ended December 31, 2006 from 11.8% for the year ended December 31, 2005. The increase in marketing expenses as a percentage of net sales resulted primarily from costs associated with our national advertising campaign (which was launched in September 2005). We significantly increased our national advertising campaign during 2006, and we plan to continue to grow our national advertising campaign during the next 12-months. We spent approximately $7.1 million and $3.2 million on our national advertising campaign in 2006 and 2005, respectively, and we expect to spend approximately $7.2 million in 2007.

Marketing expenses include expenses related to our national ad campaign, online and print advertising, "sweepstakes" promotions as well as staff related costs. Marketing expenses increased by a higher percentage than revenue as a result of the costs associated with our national marketing campaign. Costs in connection with this campaign are being recorded as the magazines and commercials are being released. As a result, we expect marketing expense as a percentage of revenue to increase in the short-term. We believe that this is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead on a customer's first order.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 23% for the year 2006 compared to the year ended 2005. The selling and fulfillment expenses were comprised of the following:

                                       Year Ended             Year Ended           Percentage Difference
                                    December 31, 2006       December 31, 2005       increase (decrease)
                                  ---------------------   ---------------------    ---------------------
Operating                                     8,353,000               6,925,000                       21%
Technology                                    4,203,000               3,567,000                       18%
E-Commerce                                    3,252,000               2,388,000                       36%
                                  ---------------------   ---------------------
                                  $          15,808,000   $          12,880,000                       23%

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in 2006 by 21% compared to 2005 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), and an increase in customer service and salary related expenses. Operating costs as a percentage of sales decreased as a result of economies of scale. Variable expenses related to picking and packing orders increased by 24% to $2.1 million from $1.7 million. Credit card fees remained relatively unchanged at $1.8 million, as the current year fees were partially offset by a refund of approximately $274,000 from one of our credit card processors. Both expenses remained relatively constant as a percentage of gross sales at 2% for 2006 and 2005.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the year ended December 31, 2006, technology expenses increased by approximately 18% compared to the year ended December 31, 2005. This increase resulted from an increase in headcount and salary related expenses, consulting expenses and costs associated with software support and was partially offset by a decrease in depreciation expense and a decrease in web hosting expense.

E-Commerce expenses include expenses related to our photo studio, image processing, third party software and Web site design. For the year ended December 31, 2006, this amount increased by approximately 36% as compared to the year ended December 31, 2005, primarily due to an increase in salary related expenses as well as increased expenses related to photo shoots. These amounts were partially offset by a decrease in expenses associated with analytic tools.

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

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2006 increased to $13,001,000 as compared to $6,299,000 for the year ended December 31, 2005. The increase in general and administrative expenses was primarily the result of the recording of $3,895,000 of expense related to restricted stock, restricted stock units and employee stock options, an increase of $379,000 in bad debt expense related to a receivable due from a third party service provider that purchased inventory from us to be distributed internationally, increased consulting and professional fees of $392,000, increased public company expenses of $301,000 and increased depreciation expense of $278,000. In June 2006, we paid approximately $650,000 of executive bonuses in connection with the financing that closed during the second quarter 2006. Most of these bonuses are included in general and administrative expenses. In addition, in November 2006, in connection with their new employment agreements, the company paid bonuses in the aggregate amount of $517,890 to the CEO and CFO intended to compensate them for the income taxes payable on restricted stock awards, received in exchange for their forfeiting their right to certain fully vested and out-of-the-money stock options that would have been exercisable.

In January 2007, we commenced an exchange offer pursuant to which we offered to exchange certain outstanding stock options issued to employees and non-employee directors for restricted stock awards and/or deferred stock unit awards. See Footnote 15 "Subsequent Events" to our financial statements for additional information regarding the exchange offer.

As a percentage of net sales, general and administrative expenses increased to 16.9% in 2006 from 10.7% in 2005.

Loss from operations: Operating loss increased by over 284% in 2006, to $12,096,000 from $3,145,000 in 2005.

Interest expense and interest and other income, net: Interest and other income for the year ended December 31, 2006 increased to $502,000 from $181,000 for the year ended December 31, 2005. Interest and other income was higher in 2006, compared to 2005 primarily due to an increase in interest income earned on our cash balances.

Interest expense, which is comprised primarily of interest paid on our loan facility and convertible notes held by Soros. For the year ended 2006 interest expense decreased to $599,000 compared to $856,000 for the year ended 2005. The convertible notes were repaid in June 2006, which resulted in the decrease in interest expense for 2006 compared to 2005.

Net loss per share: Net loss per share decreased to $0.23 per share from $0.54 per share, as the number of weighted average shares outstanding increased to
80.2 million in 2006 as a result of the June 2006 financing and the conversion of the Company's preferred stock into common stock in connection with the financing.

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

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2005 totaled $35,816,000, resulting in gross margin of approximately 39.1%. Cost of sales for the year ended December 31, 2004 totaled $27,393,000, resulting in gross margin of 37.5%. The increase in gross margin was driven by our focus on negotiating better prices with vendors as well as our strategy of selling more in-season product, which has more value to our customer and therefore demands higher margins, and the timing of our promotions. As our inventory composition was heavily weighted with newer higher margin product there was less lower margin inventory to negatively affect the margins than there was in 2004.

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

Selling, marketing and fulfillment expenses: Selling, marketing and fulfillment expenses increased by approximately 42% for the year 2005 compared to the year ended 2004. The selling, marketing and fulfillment expenses were comprised of the following:

                                       Year Ended              Year Ended          Percentage Difference
                                    December 31, 2005       December 31, 2004       increase (decrease)
                                  ---------------------   ---------------------    ---------------------
Marketing                         $           6,961,000   $           2,120,000                    228.3%
Operating                                     6,925,000               5,848,000                     18.4%
Technology                                    3,567,000               4,086,000                    (12.7)%
E-Commerce                                    2,388,000               1,849,000                     29.1%
                                  ---------------------   ---------------------
                                  $          19,841,000   $          13,903,000                     42.7%

As a percentage of net sales, our selling, marketing and fulfillment expenses increased to 33.7% for the year ended December 31, 2005 from 31.7% for the year ended December 31, 2004. The increase in selling, marketing and fulfillment expenses as a percentage of net sales resulted primarily from costs associated with our national advertising campaign (which was launched in September 2005). The increase was offset partially from economies of scale in our operations and technology expenses, as some of the fixed costs involved in maintaining our Web site and processing orders were allocated over a larger number of orders

Marketing expenses include expenses related to our national ad campaign, online and print advertising, "sweepstakes" promotions as well as staff related costs. Marketing expenses increased by a higher percentage than revenue as a result of the costs associated with our national marketing campaign. Costs in connection with this campaign are being recorded as the magazines and commercials are being released. For the year ended December 31, 2005, approximately $3.2 million was expensed in connection with this campaign.

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

LIQUIDITY AND CAPITAL RESOURCES

General

At December 31, 2006, we had approximately $20.2 million in the form of cash and cash equivalents. Working capital at December 31, 2006 and 2005 was $34.0 million and $17.9 million, respectively. In addition, as of December 31, 2006, we had approximately $3.2 million committed under the Credit Facility, leaving approximately $4.3 million of availability, compared to availability of $3.75 million at December 31, 2005.

We fund our operations through cash on hand, operating cash flow, as well as the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates. Any deterioration in any of these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may also make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, we sometimes make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of December 31, 2006, we had approximately $616,000 of prepaid inventory and $102,000 of prepaid marketing expense on our balance sheet.

Our inventory levels as of December 31, 2006 were approximately $7.3 million higher than at December 31, 2005. The increase in inventory generally reflects a ramp up in connection with our sales growth as well as opportunistic buying of fresh inventory that has not previously been available to us However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

On June 15, 2006, we raised $50 million of additional capital through the sale of 60,975,610 shares of our Common Stock. We used $25 million of the proceeds from such sale to pay all accrued but unpaid dividends on the Preferred Stock converted by Soros in connection with such sale and to payoff the convertible promissory notes held by Soros. The remaining proceeds from the sale will be used for general corporate purposes. We believe that our current funds, together with working capital, and operating cash flow, and availability under our existing Credit Facility will be sufficient to enable us to meet our planned expenditures through at least the next twelve months.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility ("Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Historically, the Credit Facility had also been secured by a letter of credit issued by Soros ("the Soros LC"). In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, we agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of December 31, 2006, total availability under the Credit Facility was approximately $7,500,000 of which $3,200,000 was committed, leaving approximately $4,300,000 available for further borrowings.

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

Commitments and Long Term Obligations

As of December 31, 2006, we had the following commitments and long term obligations:

                                                                                            More
                                                  Less than          1-3           3-5     than 5
                                    Total          1 year           years         years     years
                                -------------   -------------   -------------   --------   --------
Marketing and Advertising           1,068,000       1,068,000            --         --         --
Purchase Orders                     6,010,000        6,010,00            --         --         --
Operating Leases                    1,421,000         381,000       1,040,000       --         --
Capital Leases                         13,000          13,000            --         --         --
Employment Contracts                3,778,000       1,990,000       1,788,000       --         --
Technology                            208,000         208,000            --         --         --
                                -------------   -------------   -------------   --------   --------
  Grand total                   $  12,498,000   $   9,670,000   $   2,828,000       --         --

We believe that in order to grow our business, we will need to make additional marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of Bluefly.com. However, our marketing budget and our ability to hire such employees is subject to a number of factors, including our results of operations as well as the amount of additional capital that we raise.

Off Balance Sheet Arrangements

Certain warrants issued in conjunction with certain preferred stock financing transactions are equity linked derivatives and accordingly represent an off balance sheet arrangement. Each of these warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead included as a component of equity. See Footnote 9 to the financial statements and the Statement of Shareholders' Equity for more information.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is evaluating the potential effects of adopting SFAS 157, and does not expect the adoption to have a material impact on its financial condition and results of operations.

In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement will not have an impact on the Company's financial statements.

In  July  2006,  the  Financial   Accounting  Standards  Board  ("FASB")  issued
Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is still evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation on its financial condition and results of operations but does not expect its adoption to have a material effect on its results of operations due to the fact that the Company has significant historical losses.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The  information  required  by this Item is  incorporated  by  reference  to the
Company's   definitive   proxy   statement  for  the  2007  annual   meeting  of
stockholders.

ITEM 11.  EXECUTIVE COMPENSATION

The  information  required  by this Item is  incorporated  by  reference  to the
Company's   definitive   proxy   statement  for  the  2007  annual   meeting  of
stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  information  required  by this Item is  incorporated  by  reference  to the
Company's   definitive   proxy   statement  for  the  2007  annual   meeting  of
stockholders.

ITEM  13.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE

The  information  required  by this Item is  incorporated  by  reference  to the
Company's   definitive   proxy   statement  for  the  2007  annual   meeting  of
stockholders.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  information  required  by this Item is  incorporated  by  reference  to the
Company's   definitive   proxy   statement  for  the  2007  annual   meeting  of
stockholders.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) 1.  Financial Statements:

        Report of Independent Registered Public Accounting Firm
        Balance Sheets as of December 31, 2006 and 2005
        Statements of Operations for the three years ended December 31, 2006, 2005 and 2004
        Statements of Changes in Shareholders' Equity for the three years ended December 31, 2006, 2005 and 2004 Statements of Cash Flows for the three years ended December 31, 2006, 2005 and 2004 Notes to Financial Statements

2.  Financial Statement Schedules:
         Schedule II - Valuation and Qualifying Accounts

3.  Exhibits:

EXHIBIT NO.  DESCRIPTION
-----------  ------------------------------------------------------------------
3.1 (e)      Certificate of Incorporation of the Company.

3.2 (e)      By-Laws of the Company.

3.6 (n) Certificate of Powers, Designations, Preferences and rights of Series F Preferred Stock of the Company.

10.1 (c)     Amended and Restated 1997 Stock Option Plan.

10.2 (a) Lease Agreement by and between the Company and John R. Perlman, et al., dated as of May 5, 1997.

10.3 (b) Lease by and between the Company and Adams & Co. Real Estate, Inc., dated March 22, 1999.

10.4 (c) Lease by and between the Company and Adams & Co. Real Estate, Inc., dated May 4, 2000.

10.5 (d)     Bluefly, Inc. 2000 Stock Option Plan.

10.6 (d) Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments LLC.

*10.7 (e)    Software License and Services Agreement, dated March 12, 2002, by and among the Company and Blue Martini Software, Inc.

10.8 (f) Warrant No. 1 dated March 27, 2002, issued to Quantum Industrial Partners LDC.

10.9 (f) Warrant No. 2 dated March 27, 2002, issued to SFM Domestic Investments LLC.

10.10 (f)    Warrant No. 3 dated March 30, 2002, issued to Quantum Industrial
             Partners LDC.

10.11 (f)    Warrant No. 4 dated March 30, 2002, issued to SFM Domestic
             Investments LLC.

10.12 (g)    Common Stock and Warrant Purchase Agreement, dated May 24,
             2002, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.13 Employment Agreement, dated as of November 14, 2006, by and between the Company and Patrick Barry.

10.14 (h)    Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto.

10.15 (h)    Warrant No. 1 dated January 28, 2003, issued to Quantum Industrial
             Partners LDC.

10.16 (h)    Warrant No. 2 dated January 28, 2003, issued to SFM Domestic
             Investments LLC.

10.17 (h)    Warrant No. 4 dated March 17, 2003, issued to Quantum Industrial
             Partners LDC.

10.18 (h)    Warrant No. 5 dated March 17, 2003, issued to SFM Domestic
             Investments LLC.

10.19 Employment Agreement dated as of November 14, 2006 by and between Bluefly, Inc. and Melissa Payner-Gregor.

10.20 (i)    Common Stock and Warrant  Purchase  Agreement  dated  January 9,
             2004 by and among the Company and the Investors listed on
             Schedule 1 thereto.

*10.21 (j)   CallTech Master Agreement for Outsourcing Contact Center Support,
             dated as of August 5, 2004, by and between the Registrant and CallTech Communications, LLC.

10.22 (k)    Bluefly, Inc. 2005 Stock Incentive Plan.

*10.23 (l)   Master Service Agreement,  dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC.

*10.24 (l)   Customer Order Addendum,  dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC.

*10.25 (m)   Master Services Agreement, dated as of March 21, 2005, by and between the Company and NewRoads, Inc.

*10.26 (m)   Statement of Work 1 by and between the Company and NewRoads, Inc.

10.27 (n)    Preferred  Stock and Warrant  Purchase  Agreement,  dated as of
             June 24, 2005, by and among the Company and the Investors listed on the signature page thereto.

10.28 (o)    Loan and Security  Agreement,  dated July 26, 2005,  by and between the Company and Wells Fargo Retail Finance, LLC.

10.29 (p)    Employment Agreement, dated as of September 19, 2005, by and between the Company and Bradford Matson.

10.30 (q)    Stock Purchase  Agreement,  dated as of June 5, 2006, by and among
             Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic
             Investments, LLC and the investors listed on the signature pages attached thereto.

10.31 (q)    Form of Voting Agreement by and among Bluefly,  Inc., Quantum
             Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick
             Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd. And
             Prentice-Bluefly, LLC.

10.32 (q)    Fee Letter,  dated June 5, 2006, by and among Bluefly,  Inc.,
             Quantum Industrial Partners LDC and SFM Domestic Investments,
             LLC.

10.33 (q)    Waiver Letter, dated June 5, 2006, by and between Bluefly, Inc.
             and Wells Fargo Retail Finance, LLC.

10.34 (r)    First  Amendment to Loan and  Security  Agreement,  dated as of
             August 14, 2006, by and between the Company and Wells Fargo
             Retail Finance, LLC

10.35 (s)    Master License  Agreement,  dated as of September 28, 2006, by and between the Company and Art Technology Group, Inc.

23.1         Consent of PricewaterhouseCoopers LLP.

31.1         Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2         Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1         Certification  Pursuant to 18 U.S.C.  Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2         Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
              Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been granted as to certain portions of this Exhibit. Such portions have been redacted.

(a) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended March 31, 1997.
(b) Incorporated by reference to the Company's Quarterly report filed on Form 10-QSB for the quarterly period ended June 30, 1999.
(c) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2000.
(d) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended September 30, 2000.
(e) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2000.
(f) Incorporated by reference to the Company's Annual report filed on Form 10-K for the year ended December 31, 2001.
(g) Incorporated by reference to the Company's Quarterly report filed on Form 10-Q for the quarterly period ended June 30, 2002.
(h) Incorporated by reference to the Company's Annual Report filed on Form 10-K for the year ended December 31, 2002.
(i) Incorporated by reference to the Company's current report on Form 8-K, dated January 13, 2004.
(j) Incorporated by reference to the Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 2004.
(k) Incorporated by reference to the Company's annual report on Form 10-K for the year ended December 31, 2005.
(l) Incorporated by reference to the Company's current report on Form 8-K, dated March 4, 2005.
(m) Incorporated by reference to the Company's current report on Form 8-K, dated March 23, 2005.
(n) Incorporated by reference to the Company's current report on Form 8-K, dated June 28, 2005.
(o) Incorporated by reference to the Company's current report on Form 8-K, dated July 29, 2005.
(p) Incorporated by reference to the Company's current report on Form 8-K, dated September 22, 2005.
(q) Incorporated by reference to the Company's current report on Form 8-K, dated June 7, 2006.
(r) Incorporated by reference to the Company's current report on Form 8-K, dated August 14, 2006.
(s) Incorporated by reference to the Company's current report on Form 8-K, dated October 3, 2006.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 BLUEFLY, INC.


                                                 By: /s/ Melissa Payner-Gregor
                                                     ---------------------------
                                                     Melissa Payner-Gregor
                                                     Chief Executive Officer and
                                                     President

February 28, 2007

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                                    Date
-------------------------   ------------------------------------------------------   -----------------
/s/ David Wassong           Interim Chairman of Board                                February 28, 2007
-------------------------
David Wassong

/s/ Melissa Payner-Gregor   Chief Executive Officer (Principal Executive Officer),   February 28, 2007
-------------------------   President and Director
Melissa Payner-Gregor

/s/ Patrick C. Barry        Chief Financial Officer and Chief Operating              February 28, 2007
-------------------------   Officer (Principal Accounting Officer)
Patrick C. Barry

/s/ Barry Erdos
-------------------------   Director                                                 February 28, 2007
Barry Erdos

s/Michael Gross
-------------------------   Director                                                 February 28, 2007
Michael Gross

/s/ Ann Jackson
-------------------------   Director                                                 February 28, 2007
Ann Jackson

/s/ Martin Miller
-------------------------   Director                                                 February 28, 2007
Martin Miller

/s/ Neal Moszkowski
-------------------------   Director                                                 February 28, 2007
Neal Moszkowski

/s/Christopher McCann
-------------------------   Director                                                 February 28,2007
Christopher McCann

/s/ Alex Rafal
-------------------------   Director                                                 February 28, 2007
Alex Rafal

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Bluefly, Inc.:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Bluefly, Inc. at December 31, 2006 and December 31, 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for stock-based compensation in 2006.


/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2007

BLUEFLY, INC.
BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(dollars rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                                                       2006             2005
                                                                                  --------------   --------------
ASSETS
Current assets
    Cash and cash equivalents                                                     $   20,188,000   $    9,408,000
    Inventories, net                                                                  24,189,000       16,893,000
    Accounts receivable, net of allowance for doubtful accounts                        2,719,000        1,717,000
    Prepaid expenses and other current assets                                          1,510,000        1,819,000
                                                                                  --------------   --------------
         Total current assets                                                         48,606,000       29,837,000

Property and equipment, net                                                            3,573,000        2,895,000
Other assets                                                                             251,000          313,000
                                                                                  --------------   --------------
         Total assets                                                             $   52,430,000   $   33,045,000
                                                                                  ==============   ==============
LIABILITIES AND SHAREHOLDERS'  EQUITY
Current liabilities
    Accounts payable                                                              $    4,822,000   $    5,662,000
    Allowance for sales returns                                                        5,043,000        3,407,000
    Accrued expenses and other current liabilities                                     1,908,000        1,083,000
    Deferred revenue                                                                   2,830,000        1,784,000
                                                                                  --------------   --------------
         Total current liabilities                                                    14,603,000       11,936,000

Notes payable to related party shareholders                                                    -        4,000,000
Long-term interest payable to related party shareholders                                       -        1,217,000
Long-term obligations under capital lease                                                      -           27,000
                                                                                  --------------   --------------
         Total liabilities                                                            14,603,000       17,180,000
                                                                                  ==============   ==============
Commitments and contingencies (Note 8)

Shareholders' equity
Series A Preferred Stock - $.01 par value; 500,000 shares authorized, 0 and
 460,000 shares issued and outstanding as of December 31, 2006 and 2005, respectively (liquidation preference at December 31, 2005: $9.2 million plus
 $5.9 million of accrued dividends)                                                            -            5,000
Series B Preferred Stock - $.01 par value; 9,000,000 shares authorized, 0 and
 8,889,414 shares issued and outstanding as of December 31, 2006 and 2005, respectively (liquidation preference at December 31, 2005: $30 million plus
 $9.5 million of accrued dividends)                                                            -           89,000
Series C Preferred Stock - $.01 par value; 3,500 shares authorized, 0 and 1,000 shares issued and outstanding as of December 31, 2006 and 2005, respectively
 (liquidation preference at December 31, 2005: $1 million plus $286,000 of
 accrued dividends)                                                                            -                -
Series D Preferred Stock - $.01 par value; 7,150 shares authorized, 0 and
 6,313.43 shares issued and outstanding as of December 31, 2006 and 2005, respectively (liquidation preference at December 31, 2005: $6.3 million plus
 $2.4 million of accrued dividends)                                                            -                -
Series E Preferred Stock - $.01 par value; 1,000 shares authorized, 0 and 1,000 issued and outstanding as of December 31, 2006 and 2005, respectively
 (liquidation preference at December 31, 2005: $1.0 million plus $347,000 of
 accrued dividends)                                                                            -                -
Series F Preferred Stock - $.01 par value; 7,000 shares authorized, 571.43 and
 5,279.714 issued and outstanding as of December 31, 2006 and 2005, respectively (liquidation preference at December 31, 2006: $571,000 plus
 $62,000 of accrued dividends, at December 31, 2005: $5.3 million plus accrued
 dividends of $192,000)                                                                        -                -
Common Stock - $.01 par value; 152,000,000 and 92,000,000 shares authorized,
 130,484,854 and 19,059,166 shares issued and outstanding as of December 31,
 2006 and 2005, respectively                                                           1,305,000          191,000
Additional paid-in capital                                                           152,519,000      115,527,000
Accumulated deficit                                                                 (115,997,000)     (99,947,000)
                                                                                  --------------   --------------
         Total shareholders' equity                                                   37,827,000       15,865,000
                                                                                  --------------   --------------
         Total liabilities and shareholders' equity                               $   52,430,000   $   33,045,000
                                                                                  ==============   ==============

   The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(dollars rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                               2006            2005            2004
                                                           -------------   -------------   -------------
Net sales                                                  $  77,062,000   $  58,811,000   $  43,799,000
Cost of sales                                                 46,153,000      35,816,000      27,393,000
                                                           -------------   -------------   -------------
     Gross profit                                             30,909,000      22,995,000      16,406,000

Marketing expenses                                            14,196,000       6,961,000       2,120,000

Selling and fulfillment expenses                              15,808,000      12,880,000      11,783,000
General and administrative expenses                           13,001,000       6,299,000       6,408,000
                                                           -------------   -------------   -------------
     Total operating expenses                                 43,005,000      26,140,000      20,311,000
                                                           -------------   -------------   -------------
     Operating loss                                          (12,096,000)     (3,145,000)     (3,905,000)

Interest expense                                                (599,000)       (856,000)       (733,000)

Interest income                                                  502,000         181,000         114,000

Other income (Note 6)                                                  -               -         733,000
                                                           -------------   -------------   -------------
     Net loss                                                (12,193,000)     (3,820,000)     (3,791,000)
                                                           -------------   -------------   -------------
Preferred stock dividends                                     (2,252,000)     (4,958,000)     (4,275,000)

Deemed dividend related to beneficial conversion
 feature on Series F Preferred Stock                          (3,857,000)              -               -
                                                           -------------   -------------   -------------
     Net loss available to common shareholders             $ (18,302,000)  $  (8,778,000)  $  (8,066,000)
                                                           =============   =============   =============
     Basic and diluted loss per common share               $       (0.23)  $       (0.54)  $       (0.55)
                                                           =============   =============   =============
Weighted average number of shares outstanding used in
 calculating basic and diluted loss per common share          80,170,532      16,153,020      14,586,752
                                                           =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(Dollars rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                            SERIES A                         SERIES B
                                                         PREFERRED STOCK                  PREFERRED STOCK
                                                         $.01 PAR VALUE                   $.01 PAR VALUE
                                                -------------------------------   -------------------------------
                                                   NUMBER OF                         NUMBER OF
                                                    SHARES           AMOUNT           SHARES           AMOUNT
                                                --------------   --------------   --------------   --------------
Balance at January 1, 2004                             460,000   $        5,000        8,889,414   $       89,000
                                                --------------   --------------   --------------   --------------
Sale of Common Stock and Warrants in
 connection with the January 2004 financing
 (net of issuance costs of $423,000)                         -                -                -                -
Change in Value of Warrants                                  -                -                -                -
Exercise of Employee Stock Options                           -                -                -                -
Expense recognized in connection with
 Issuance of Options                                         -                -                -                -
Net loss                                                     -                -                -                -
                                                --------------   --------------   --------------   --------------
Balance at December 31, 2004                           460,000   $        5,000        8,889,414   $       89,000
                                                --------------   --------------   --------------   --------------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses of $249,000)              -                -                -                -
Shares Of Series D Preferred Stock
 Converted into Common Stock                                 -                -                -                -
Shares Of Series F Preferred Stock
 Converted into Common Stock                                 -                -                -                -
Expense recognized in connection with
 Issuance of Options                                         -                -                -                -
Exercise of Employee Options                                 -                -                -                -
Net Loss                                                     -                -                -                -
                                                ==============   ==============   ==============   ==============
Balance at December 31, 2005                           460,000            5,000        8,889,414           89,000
                                                ==============   ==============   ==============   ==============
Conversion of Preferred Stock                         (460,000)          (5,000)      (8,889,414)         (89,000)
Stock based compensation                                     -                -                -                -
Sale of Common Stock, net of issuance
 expenses of approximately $2.0 million                      -                -                -                -
Issuance of Common Stock to Placement Agent                  -                -                -                -
Warrants Issued to Third-Party                               -                -                -                -
Dividends Paid to Related Party Shareholders                 -                -                -                -
Deemed Dividends related to beneficial
 conversion on Series F Preferred Stock                      -                -                -                -
Exercise of Employee Options                                 -                -                -                -
Issuance of Restricted Stock                                 -                -                -                -
Net Loss                                                     -                -                -                -
                                                ==============   ==============   ==============   ==============
Balance at December 31, 2006                                 -   $            -                -   $            -
                                                ==============   ==============   ==============   ==============

                                                           SERIES C                         SERIES D
                                                        PREFERRED STOCK                  PREFERRED STOCK
                                                         $.01 PAR VALUE                   $.01 PAR VALUE
                                                -------------------------------   -------------------------------
                                                   NUMBER OF                        NUMBER OF
                                                    SHARES           AMOUNT           SHARES           AMOUNT
                                                --------------   --------------   --------------   --------------
Balance at January 1, 2004                               1,000   $            -            7,136   $            -
                                                --------------   --------------   --------------   --------------
Sale of Common Stock and Warrants in
 connection with the January 2004 financing
 (net of issuance costs of $423,000)                         -                -                -                -
Change in Value of Warrants                                  -                -                -                -
Exercise of Employee Stock Options                           -                -                -                -
Expense recognized in connection with
 Issuance of Options                                         -                -                -                -
Net loss                                                     -                -                -                -
                                                --------------   --------------   --------------   --------------
Balance at December 31, 2004                             1,000   $            -            7,136   $            -
                                                --------------   --------------   --------------   --------------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses of $249,000)              -                -                -                -

Shares Of Series D Preferred Stock
 Converted into Common Stock                                 -                -             (823)  $            -
Shares Of Series F Preferred Stock
 Converted into Common Stock                                 -                -                -                -
Expense recognized in connection with
 Issuance of Options                                         -                -                -                -
Exercise of Employee Options                                 -                -                -                -
Net Loss                                                     -                -                -                -
                                                ==============   ==============   ==============   ==============
Balance at December 31, 2005                             1,000                -            6,313   $            -
                                                ==============   ==============   ==============   ==============
Conversion of Preferred Stock                           (1,000)               -           (6,313)               -
Stock based compensation                                     -                -                -                -
Sale of Common Stock, net of issuance
 expenses of approximately $2.0 million                      -                -                -                -
Issuance of Common Stock to Placement Agent                  -                -                -                -
Warrants Issued to Third-Party                               -                -                -                -
Dividends Paid to Related Party Shareholders                 -                -                -                -
Deemed Dividends related to beneficial
 conversion on Series F Preferred Stock                      -                -                -                -
Exercise of Employee Options                                 -                -                -                -
Issuance of Restricted Stock                                 -                -                -                -
Net Loss                                                     -                -                -                -
                                                ==============   ==============   ==============   ==============
Balance at December 31, 2006                                 -   $            -                -   $            -
                                                ==============   ==============   ==============   ==============

                                                           SERIES E                          SERIES F
                                                        PREFERRED STOCK                   PREFERRED STOCK
                                                         $.01 PAR VALUE                    $.01 PAR VALUE
                                                -------------------------------   -------------------------------
                                                  NUMBER OF                         NUMBER OF
                                                    SHARES          AMOUNT            SHARES           AMOUNT
                                                --------------   --------------   --------------   --------------
Balance at January 1, 2004                               1,000   $            -                -   $            -
                                                --------------   --------------   --------------   --------------
Sale of Common Stock and Warrants in
 connection with the January 2004 financing
 (net of issuance costs of $423,000)                         -                -                -                -
Change in Value of Warrants                                  -                -                -                -
Exercise of Employee Stock Options                           -                -                -                -
Expense recognized in connection with
 Issuance of Options                                         -                -                -                -
Net loss                                                     -                -                -                -
                                                --------------   ---------------  --------------   --------------
Balance at December 31, 2004                            1,000    $            -                -   $            -
                                                --------------   ---------------  --------------   --------------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses of $249,000)              -                -            7,000                -

Shares Of Series D Preferred Stock
 Converted into Common Stock                                 -                -                -                -
Shares Of Series F Preferred Stock
 Converted into Common Stock                                 -                -           (1,720)  $            -
Expense recognized in connection with
 Issuance of Options                                         -                -                -                -
Exercise of Employee Options                                 -                -                -                -
Net Loss                                                     -                -                -                -
                                                ==============   ==============   ==============   ==============
Balance at December 31, 2005                             1,000                -            5,280                -
                                                ==============   ==============   ==============   ==============
Conversion of Preferred Stock                           (1,000)               -           (4,709)               -
Stock based compensation                                     -                -                -                -
Sale of Common Stock, net of issuance
 expenses of approximately $2.0 million                      -                -                -                -
Issuance of Common Stock to Placement Agent                  -                -                -                -
Warrants Issued to Third-Party                               -                -                -                -
Dividends Paid to Related Party Shareholders                 -                -                -                -
Deemed Dividends related to beneficial
 conversion on Series F Preferred Stock                      -                -                -                -
Exercise of Employee Options                                 -                -                -                -
Issuance of Restricted Stock                                 -                -                -                -
Net Loss                                                     -                -                -                -
                                                ==============   ==============   ==============   ==============
Balance at December 31, 2006                                 -   $            -              571   $            -
                                                ==============   ==============   ==============   ==============

                                                        COMMON STOCK
                                                        $.01 PAR VALUE
                                                -------------------------------     ADDITIONAL                          TOTAL
                                                   NUMBER OF                         PAID-IN        ACCUMULATED     SHAREHOLDERS'
                                                    SHARES           AMOUNT          CAPITAL          DEFICIT           EQUITY
                                                --------------   --------------   --------------   --------------   --------------
Balance at January 1, 2004                          12,894,166   $      129,000   $  102,392,000   $  (92,336,000)  $   10,279,000
                                                --------------   --------------   --------------   --------------   --------------
Sale of Common Stock and Warrants in
 connection with the January 2004 financing
 (net of issuance costs of $423,000)                 1,543,209           15,000        4,562,000                -        4,577,000
Change in Value of Warrants                                  -                -         (564,000)               -         (564,000)
Exercise of Employee Stock Options                     804,381            8,000          733,000                -          741,000
Expense recognized in connection with
 Issuance of Options                                         -                -          147,000                -          147,000
Net loss                                                     -                -                -       (3,791,000)      (3,791,000)
                                                --------------   --------------   --------------   --------------   --------------
Balance at December 31, 2004                        15,241,756   $      152,000   $  107,270,000   $  (96,127,000)  $   11,389,000
                                                --------------   --------------   --------------   --------------   --------------
Sale of Series F Preferred Stock
 ($1,000 per share net of expenses of $249,000)              -                -        6,751,000                -        6,751,000
Shares Of Series D Preferred Stock
 Converted into Common Stock                         1,454,645           15,000          (15,000)               -                -
Shares Of Series F Preferred Stock
 Converted into Common Stock                           765,481            8,000           (8,000)               -                -
Expense recognized in connection with
 Issuance of Options                                         -                -           41,000                -           41,000
Exercise of Employee Options                         1,597,284           16,000        1,488,000                -        1,504,000
Net Loss                                                     -                -                -       (3,820,000)      (3,820,000)
                                                ==============   ==============   ==============   ==============   ==============
Balance at December 31, 2005                        19,059,166   $      191,000   $  115,527,000   $  (99,947,000)  $   15,865,000
                                                ==============   ==============   ==============   ==============   ==============
Conversion of Preferred Stock                       48,545,527          485,000         (391,000)               -                -
Stock based compensation                                                               4,454,000                -        4,454,000
Sale of Common Stock, net of issuance
 expenses of approximately $2.0 million             60,975,610          610,000       47,420,000                -       48,030,000
Issuance of Common Stock to Placement Agent          1,000,000           10,000        1,070,000                -        1,080,000
Warrants Issued to Third-Party                               -                -           67,000                -           67,000
Dividends Paid to Related Party Shareholders                 -                -      (19,512,000)               -      (19,512,000)
Deemed Dividends related to beneficial
 conversion on Series F Preferred Stock                      -                -        3,857,000       (3,857,000)               -
Exercise of Employee Options                            43,330                -           36,000                -           36,000
Issuance of Restricted Stock                           861,221            9,000           (9,000)               -                -
Net Loss                                                     -                -                -      (12,193,000)     (12,193,000)
                                                ==============   ==============   ==============   ==============   ==============
Balance at December 31, 2006                       130,484,854   $    1,305,000   $  152,519,000   $ (115,997,000)  $   37,827,000
                                                ==============   ==============   ==============   ==============   ==============

   The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
--------------------------------------------------------------------------------

                                                                     2006            2005            2004
                                                                 -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                         $ (12,193,000)  $  (3,820,000)  $  (3,791,000)
Adjustments to reconcile net loss to net cash used in
    operating activities
      Depreciation and amortization                                  1,532,000       1,259,000       1,342,000
      Loss on disposal of assets                                             -               -          35,000
      Non-cash expense related to warrants issued to supplier          153,000         347,000         264,000
      Change in value of warrants                                            -               -        (564,000)
      Provision for returns                                          1,636,000       1,233,000        (354,000)
      Bad debt expense                                                 643,000         270,000         237,000
      Reserve for inventory obsolesence                              1,000,000         659,000         100,000
      Stock based compensation                                       4,454,000          41,000         147,000
      Warrant issued to consultant                                      67,000               -               -
      Changes in operating assets and liabilities
        (Increase) decrease in
           Inventories                                              (8,449,000)     (4,941,000)     (1,982,000)
           Accounts receivable                                      (1,645,000)       (778,000)       (289,000)
           Other current assets                                       (134,000)        554,000        (269,000)
           Prepaid expenses                                            443,000      (1,020,000)       (127,000)
           Other assets                                                      -        (187,000)              -
        (Decrease) increase in:
           Accounts payable                                           (840,000)      1,472,000       1,068,000
           Accrued expenses                                          1,932,000        (171,000)        186,000
           Interest payable to related party shareholders           (1,217,000)        559,000         519,000
           Deferred revenue                                          1,046,000          87,000         445,000
                                                                 -------------   -------------   -------------
             Net cash used in operating activities                 (11,572,000)     (4,436,000)     (3,033,000)
                                                                 -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash collateral in connection with Rosenthal
 Pledge Agreement                                                            -       1,250,000      (1,250,000)
Purchase of property and equipment                                  (2,148,000)     (2,194,000)     (1,486,000)
                                                                 -------------   -------------   -------------
             Net cash used in investing activities                  (2,148,000)       (944,000)     (2,736,000)
                                                                 -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES

Net proceeds from June 2006 financing                               48,030,000               -               -
Net proceeds from June 2005 financing                                        -       6,751,000               -
Net proceeds from January 2004 financing                                     -               -       4,577,000
Net proceeds from exercise of Stock Options                             36,000       1,504,000         741,000
Payments of capital lease obligation                                   (54,000)       (152,000)       (349,000)
Dividends paid to related party shareholders                       (19,512,000)
Repayment of related party notes                                    (4,000,000)              -        (236,000)
                                                                 -------------   -------------   -------------
             Net cash provided by financing activities              24,500,000       8,103,000       4,733,000
                                                                 -------------   -------------   -------------
             Net increase (decrease) in cash and
              cash equivalents                                      10,780,000       2,723,000      (1,036,000)

CASH AND CASH EQUIVALENTS
Beginning of year                                                    9,408,000       6,685,000       7,721,000
                                                                 -------------   -------------   -------------
End of year                                                      $  20,188,000   $   9,408,000   $   6,685,000
                                                                 -------------   -------------   -------------
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid during the year for interest                           $   1,658,000   $     147,000   $     175,000
                                                                 =============   =============   =============
Non-cash investing and financing activites
    Deemed dividend related to beneficial
     conversion feature on Series F Preferred Stock              $   3,857,000               -               -
                                                                 =============   =============   =============
    Issuance of Common Stock to placement agent                  $   1,080,000               -               -
                                                                 =============   =============   =============
    Conversion of Preferred Stock to Common Stock                $     391,000               -               -
                                                                 =============   =============   =============
    Equipment acquired under capital lease                       $           -               -         153,000
                                                                 =============   =============   =============

   The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

1.   THE COMPANY

     Bluefly, Inc., a Delaware corporation, (the "Company"), is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discount prices. The Company's e-commerce Web site ("Bluefly.com" or "Web site") was launched in September 1998. The Company operates in one business segment that has no operations outside the United States.

     The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. The Company believes that its existing resources, together with working capital should be sufficient to satisfy its cash requirements through at least December 31, 2007. The
     Company may seek additional equity or debt financings to maximize the growth of its business or if anticipated operating results are not achieved.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB 104") No. 104 "Revenue Recognition." Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks and adjustments for uncollected sales tax. Revenue is recognized when all the following criteria are met:

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

     PROVISIONS FOR SALES RETURNS AND DOUBTFUL ACCOUNTS

     The Company generally permits returns for any reason within 90 days of the sale. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of merchandise. Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data. Accounts receivable is presented on the consolidated balance sheet net of the allowance for doubtful accounts. As of December 31, 2006 and 2005, the allowance for doubtful accounts was $397,000 and $78,000, respectively, and the allowance for sales returns was $5,043,000 and $3,407,000, respectively.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $2,830,000 and $1,784,000 as of December 31, 2006 and 2005, respectively.

     CASH AND CASH EQUIVALENTS

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

     INVENTORIES

     Inventories, which consist of finished goods, are stated at the lower of cost or market. Cost is determined by the first-in, first-out ("FIFO") method. The Company reviews its inventory levels in order to identify slow-moving merchandise and establishes a reserve for such merchandise. Inventory reserves are established based on historical data and management's best estimate of excess inventory. Inventory may be marked down below cost if management determines that the inventory stock will not sell at its currently marked price. Inventory is presented net of reserves on the consolidated balance sheet.

     As of December 31, 2006 and 2005, inventories, net consists of the following:

                                               2006           2005
                                           ------------   ------------
Inventory on hand                          $ 23,150,000   $ 15,811,000
Inventory to be received due to returns       2,094,000      1,864,000
Inventory reserves                           (1,055,000)      (782,000)
                                           ------------   ------------
             Total inventories, net        $ 24,189,000   $ 16,893,000
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

     Costs related to the upgrade and development of the Web Site are accounted for in accordance with EITF Issue No. 00-02 "Accounting for Website Development Costs", and to the extent they are capitalized, are amortized over 36 months.

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

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

     STOCK-BASED COMPENSATION

     The Company's Board of Directors has adopted three stock based employee compensation plans, one in April 2005, one in July 2000 and the other in May 1997 (collectively the "Plans"), which are described more fully in Note
     9. The Plans, which provide for the granting of restricted stock, deferred stock unit awards and stock options, and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Vesting term for restricted stock generally range from one quarter to one year, while deferred stock unit awards vest quarterly over one to three years. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted and vesting terms range from immediately to a ratable vesting period of four years. The Plans have an aggregate of 15,700,000 shares authorized for issuance.

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

     On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No.
     123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statement of Operations for the year ended December 31, 2006 is $4,454,000.

     On March 29, 2005, the SEC published Staff Accounting Bulletin ("SAB") No. 107, which provides the Staff's views on a variety of matters relating to stock-based payments. SAB No. 107 requires stock-based compensation be classified in the same expense line items as cash

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     compensation. The application of SFAS No. 123(R) had an effect on full year 2006 reported amounts relative to amounts that would have been reported using the intrinsic value method under previous accounting. As a result of adopting SFAS No. 123(R), the Company's operating loss and net loss for the year ended December 31, 2006 was $4,424,000 higher than if it had continued to account for share-based compensation under APB No. 25. Basic and diluted loss per share for the year ended December 31, 2006 would have been $0.06 per share, lower, respectively, if the Company had not adopted SFAS No.123(R). There was no effect on the Company's operating cash flows.

     The following table illustrates the effect on net loss and net loss per common share applicable to common stockholders for the years ended December 31, 2005 and 2004 as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123, as amended. For the year ended December 31, 2005, and 2004 compensation expense of $30,000 and $17,000, respectively, was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement. In addition, for the year ended December 31, 2004, $113,000 in compensation expense was recorded in connection with certain options issued to the Company's former Chief Executive Officer pursuant to his separation agreement. Except for these options, no compensation expense has been recorded for the year ended December 31, 2005 and December 31, 2004 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):

                                                  YEAR ENDED DECEMBER 31,
                                              -------------------------------
                                                   2005             2004
                                              --------------   --------------
Net loss, as reported                             (3,820,000)  $   (3,791,000)
Deduct: total stock-based employee
    compensation expense determined
    under fair value based methods for all
    awards, net of related tax effects            (2,731,000)      (4,617,000)
Add: Stock-based employee compensation
    expense included in reported net loss             30,000          130,000
Adjusted for Preferred Stock Dividends            (4,958,000)      (4,275,000)
                                              --------------   --------------
          Pro forma net loss available to
           common shareholders                   (11,479,000)     (12,553,000)
Loss per share
    Basic and diluted, as reported            $        (0.54)  $        (0.55)
    Basic and diluted, pro forma              $        (0.71)  $        (0.86)

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

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

                                           COMMON STOCK ISSUABLE
                            ---------------------------------------------------      EXERCISE
                                2006                2005             2004             PRICES
                            --------------      --------------   --------------   --------------
SECURITY
Options                          5,417,116           8,038,528        9,813,379    $0.69- $16.47
Restricted Stock Awards         10,723,488  (3)              -                -         n/a
Warrants                         1,695,893           1,883,393        1,704,945    $0.78 - $3.96
Preferred stock                    758,620  (1)     44,516,119       43,323,430
Convertible Notes(2)                     -                   -                -


     (1) At December 31, 2006, there were 571 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 696,341 shares of Common Stock (excluding dividends).

     (2) Represents debt issued in connection with the July 2003 financing and October 2003 financing, which is convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. Until such financing occurs, such debt is not convertible into Common Stock. At December 31, 2005, such debt was not convertible into Common Stock. In June 2006, all of the convertible notes were repaid.

     (3)  Includes both Restricted Stock and Restricted Stock Units

     MARKETING EXPENSES

     In addition to marketing salaries, marketing expenses consist primarily of online advertising, print and media advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. The costs associated with online and print advertising are expensed as incurred, while the costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream. There were no amounts associated with direct mail campaigns capitalized at December 31, 2006 and 2005. Production costs related to print and television are capitalized until they are released.

     FULFILLMENT EXPENSES

     The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2006, 2005 and 2004, fulfillment expenses totaled $4,409,000, $3,642,000 and $2,914,000, respectively. These amounts are included in selling, marketing and fulfillment expenses in the statement of operations.

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of the Company's financial instruments, including cash
     and  cash  equivalents,   other  assets,   accounts  payable,  and  accrued
     liabilities, approximate fair value due to their short maturities.

     RECENT ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 157, Fair Value Measurements ("SFAS 157"), which defines fair value, establishes a

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company is evaluating the potential effects of adopting SFAS 157, and does not expect the adoption to have a material impact on its financial condition and results of operations.

     In September 2006 the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 108 ("SAB 108") which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this pronouncement will not have a material impact on the Company's financial statements.

     In July 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires an entity to recognize the impact of a tax position in its financial statements if that position is more likely than not to be sustained on audit based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of fiscal year 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. Early application of FIN 48 is encouraged. The Company is still evaluating the timing of its adoption of FIN 48 and the potential effects of implementing this Interpretation, but does not expect its adoption to have a material effect on its financial condition and results of operations due to the fact the Company has incurred significant losses.

     CONCENTRATION

     The Company acquired approximately 27.5% and 13.5% of its inventory from one supplier for fiscal 2006 and 2005, respectively.

     USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment, realization of deferred tax assets, and the calculations related to stock-basedcompensation. Actual results could differ from those estimates.

3.   PROPERTY AND EQUIPMENT

     As of December 31, 2006 and 2005, property and equipment consists of the following:

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

                                        2006             2005
                                   --------------   --------------
Leasehold improvements             $    1,814,000   $    1,658,000
Office equipment                          594,000          574,000
Computer equipment and software         9,101,000        7,129,000
                                   --------------   --------------
                                       11,509,000        9,361,000
Less:  Accumulated depreciation        (7,936,000)      (6,466,000)
                                   --------------   --------------
                                   $    3,573,000   $    2,895,000
                                   ==============   ==============

     Depreciation and amortization of property and equipment was approximately $1,419,000, $1,145,000 and $1,331,000, for the years ended December 31,
     2006, 2005 and 2004, respectively.

4.   PREPAID EXPENSES AND OTHER CURRENT ASSETS

     As of December 31, 2006 and 2005, prepaid expenses and other current assets consist of the following:

                                        2006             2005
                                   --------------   --------------
Prepaid expenses                   $      341,000   $      915,000
Prepaid inventory                         616,000          485,000
Other current assets                      553,000          419,000
                                   --------------   --------------
                                   $    1,510,000   $    1,819,000
                                   ==============   ==============

5.   ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

     As of December 31, 2006 and 2005, accrued expenses and other current liabilities consist of the following:

                                        2006             2005
                                   --------------   --------------
Salary, vacation and bonus accrual $      763,000   $      574,000
Current portion of capital
 lease liability                           13,000           40,000
Accrued media expenses                    667,000          328,000
Other accrued expenses                    465,000          141,000
                                   --------------   --------------
                                   $    1,908,000   $    1,083,000
                                   ==============   ==============

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     applicable appeal periods, the Company recognized the good faith deposit of $169,000 as other income, as a partial recognition of litigation settlement. Based on the information currently available to it regarding the investor's finances, the Company does not believe that it will be successful in collecting a material amount of additional funds as a result of the damages award.

     In addition, as discussed in Note 9, the Company recognized $564,000 of other income for the year ended December 31, 2004 to adjust a liability associated with warrants issued by the Company to its fair value as of June 17, 2004 (at which point the liability was reclassified as equity in accordance with EITF 00-19 and described in Note 9).

7.   INCOME TAXES

     Significant components of the Company's deferred tax assets and liabilities as of December 31, are summarized as follows:

                                                        2006            2005
                                                   --------------   --------------
DEFERRED TAX ASSETS
Net operating losses                               $   33,437,000   $   29,252,000
Depreciation and amortization                             285,000         (137,000)
Accounts receivable and inventory reserves                587,000          348,000
Other accruals                                            313,000          528,000
Stock options                                          (2,201,000)               -
Deferred revenue                                                -          721,000
Returns reserve                                         2,038,000                -
                                                   --------------   --------------
                                                       34,459,000       30,712,000
Valuation Allowance                                   (34,459,000)     (30,712,000)
                                                   --------------   --------------
     Net deferred tax asset (liability)            $            -   $            -
                                                   ==============   ==============


     The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal net operating loss carryforwards of approximately $82,744,000 at December 31, 2006 which have expiration dates from 2018 through 2025. Approximately $6.4 million of these net operating loss carryforwards relate to the exercise of employee stock options. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred or that may occur in the future. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:


                                                 2006           2005           2004
                                             ------------   ------------    -----------
Statutory federal income tax rate                  (35.00)%       (35.00)%       (35.00)%
State tax benefit, net of federal taxes             (5.41)%        (5.41)%        (5.41)%
Other                                                2.23%          0.27%          0.34%
Valuation allowance on deferred tax asset           38.18%         40.14%         40.07%
                                             ------------   ------------   ------------
             Effective tax rate                      0.00%          0.00%          0.00%
                                             ============   ============   ============

8.   COMMITMENTS AND CONTINGENCIES

     EMPLOYMENT CONTRACTS

     During 2006, the Company entered into thirty-six month employment agreements with its Chief Executive Officer ("CEO ") and Chief Financial Officer ("CFO"). These employment agreements along with certain other employment agreements, have terms expiring through July 2009. As of December 31, 2006, the Company's aggregate cash commitment for future base salary under these employment contracts is:

        2007         $  1,990,000
        2008            1,363,000
        2009              425,000
                     ------------
                     $  3,778,000
                     ============

     LEASES

     The Company leases equipment and space under various capital and operating leases that expire at various dates through 2011. Future minimum lease payments under capital and operating leases, excluding utilities, that have initial or remaining non-cancelable terms in excess of one year are as follows:

     Rent expense (including amounts related to commercial rent tax) aggregated approximately $566,000, $450,000 and $442,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

     MARKETING AND TECHNOLOGY COMMITMENTS

     As of December 31, 2006, the Company has advertising and marketing commitments in connection with email services, agency fees and costs in connection with a national ad campaign of approximately $1,068,000 through December 31, 2007.

     In September 2006, the Company entered into a Master License Agreement (the "Master License Agreement") with a service provider, pursuant to which the Company will license certain technology to be used as a platform for future versions of the Company's Web site. The service provider will provide certain support and consulting services in connection with this project. Beginning in January 2007, the Company will develop an improved version of its Web site based

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     on the new software. The new version of Bluefly's Web site is expected to launch in the third quarter of 2007 and will replace the older version. In connection with this Master License Agreement, the Company has committed to spend $1,207,000, of which $999,000 was incurred during the fourth quarter of 2006 and the balance of $208,000 will be paid during 2007.

     LEGAL PROCEEDINGS

     The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management is likely to have a material adverse effect on its financial condition.

9.   SHAREHOLDERS' EQUITY

     AUTHORIZED SHARES

     The Company is incorporated in Delaware and has 152,000,000 authorized shares of common stock, $.01 par value per share ("Common Stock"), and 25,000,000 authorized shares of preferred stock, $.01 par value per share (the "Preferred Stock"). The Preferred Stock is designated as follows:
     500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"); 9,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"); 3,500 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"); 2,100 shares of Series 2002 Convertible Preferred Stock (the "Series 2002 Convertible Preferred Stock"); 7,150 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock"); 1,000 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock"); 7,000 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"); and 15,479,250 shares undesignated and available for issuance.

     PREFERRED STOCK
     OUTSTANDING SHARES

     The Company's currently has 571.43 shares of Series F Preferred Stock outstanding with a stated value of approximately $571,430. In June 2006, all of the Series A, B, C, D and E shares of Preferred Stock, as well as a significant portion of the Series F Preferred Stock, were converted in to shares of Common Stock, as more fully discussed in the "June 2006 Financing" below.

     DIVIDENDS

     Each share of Series F Preferred Stock bears a cumulative compounding dividend, payable upon conversion in cash or Common Stock, at the Company's option, at the rate of 7% per annum.

     RANKING

     The Series F Preferred Stock ranks senior to the Common Stock, with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends.

     CONVERSION

     The Series F Preferred Stock is convertible into Common Stock at the rate of $2.32 in stated value per share of Common Stock.

     The Series F Preferred Stock contains anti-dilution provisions pursuant to which, subject to certain exceptions, in the event that the Company issues or sells its Common Stock or new securities convertible into its Common Stock in the future for less than the conversion price of the Series F Preferred Stock, the conversion price of the Series F preferred stock would be decreased to the

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     price at which such Common Stock or other new securities are sold. As more fully described below, the conversion price of the Series F Preferred Stock was reduced from $2.32 per share to $0.82 per share in connection with the June 2006 Financing as a result of these anti-dilution provisions.

     VOTING RIGHTS

     The Series F Preferred Stock votes with the Common Stock on an as-converted basis.

     REDEMPTION

     The Company is entitled to redeem the shares of Series F Preferred Stock for cash at a price equal to the stated value, plus accrued and unpaid dividends.

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

     Concurrent with the closing of the Private Placement, affiliates of Soros Fund Management LLC ("Soros") converted all of their outstanding Preferred Stock into 44,729,960 shares of the Company's Common Stock. The remaining shares of Series D Convertible Preferred Stock, which were held by investors other than Soros, automatically converted into an aggregate of 1,073,936 shares of Common Stock. The placement agent for the Private Placement was paid a commission of 5% of the gross proceeds, half of which was paid by the Company and the other half by Soros. Of the commission paid by the Company, $1 million was paid through the issuance of Common Stock and the remainder was paid in cash.

     On the Closing Date, the Company paid Soros $25 million in cash, which represented $4,000,000 of the principal and $1,488,376 of accrued but unpaid interest on the outstanding convertible notes (the "Notes") held by Soros and the majority of the accrued but unpaid dividends on the shares of Preferred Stock that were converted by Soros in connection with the Private Placement, with the remaining accrued but unpaid dividends on such shares of Preferred Stock paid in shares of Common Stock. The remaining proceeds are being used by the Company for general corporate purposes. As a result of the Private Placement and the conversion of the Preferred Stock, Soros collectively owns approximately 39% of the Company's Common Stock, and each of Maverick and Prentice own approximately 24% of the Company's Common Stock.

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

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

     JUNE 2005 FINANCING

     The Company raised over $7,000,000 in equity financing in June 2005. The financing was effected through a private placement (the "June 2005 Financing") that closed on June 24, 2005. The Company raised $7,075,431 through the sale of 7,000 shares of newly designated Series F Preferred Stock for an aggregate purchase price of $7,000,000 and warrants to purchase an additional 603,448 shares of its common stock at an exercise price of $2.87 per share. The warrants have an expiration date of June 24, 2008. The aggregate purchase price for the warrants was $75,431, or $0.125 per warrant, and all of the warrants were purchased by the New Investors described below. The investors participating in the June 2005 Financing included eight private equity funds that had not previously participated in the Company's financing transactions (the "New Investors"), and two private equity funds affiliated with Soros. In connection with the June 2005 Financing, the New Investors also purchased from Soros previously issued shares of the Company's Series D Preferred Stock with an aggregate liquidation preference and accrued dividends of $3,000,000.

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

     WARRANTS TO PURCHASE COMMON STOCK
     WARRANTS TO SOROS

     The Company has issued warrants to Soros in connection with past and recent financings as well as in connection with the Rosenthal Loan Facility (which has since been refinanced). Warrants issued in connection with the Company's Loan Facility are included in the table below and are described more fully in Note 11.

     In connection with the January 2003 Financing, the Company issued warrants to purchase 25,000 shares of its common stock, exercisable at any time on or prior to January 28, 2007 at $1.12 per share to Soros. Subsequent to year end the warrants were exercised.

     The Company valued the warrants using the Black Scholes option pricing model using the following assumptions: risk free interest rate: 3.54%, volatility 113%, expected life 4 years, zero dividend yield. Using these factors the warrants were valued at $21,000 and were expensed over the life of the note. The full amount was expensed in the first quarter of 2003.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

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

     WARRANTS ISSUED TO CONSULTANT

     In February 2006, the Company issued a warrant to a consultant in exchange for investor relations services. The Company used the Black-Scholes option pricing method (assumption: volatility 118%, risk free rate 4.49%, five years expected life and zero dividend yield) to calculate the value of the 100,000 warrants issued in connection with a warrant issued to a consultant. Using those assumptions a value of approximately $67,000 was assigned to the warrant and charged to general and administrative expenses. These warrants expire in February 2011.

     WARRANTS ISSUED TO INVESTORS

     The Company used the Black-Scholes option pricing method (assumption: volatility 79%, risk free rate 3.86% one and a half year expected life and zero dividend yield) to calculate the value of the 603,448 warrants issued in connection with the June 2005 Financing. Using those assumptions a value of approximately $423,000 was assigned to the warrant. In accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the Company evaluated the total value ascribed to the warrants under Black-Scholes and compared that to the total proceeds raised. In connection with that the Company recognized a beneficial conversion feature of approximately $87,000.

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     The following table represents warrants issued to purchase Common Stock as of December 31, 2006:

                 NUMBER OF         EXERCISE
PARTY             WARRANTS       PRICE RANGE         EXPIRATION DATES
------------   --------------   --------------   -------------------------
Investors             989,249   $2.87 - $3.96    June 2008 - January 2009
Soros                 606,644   $0.78 - $2.34    January 2007 - March 2013
Consultant            100,000       $1.00              February 2011
               --------------
                    1,695,893
               ==============

     STOCK-BASED COMPENSATION PLANS

     The Company's Board of Directors has adopted three stock based employee compensation plans. The Plans, which provide for the granting of restricted stock, restricted stock units, stock options and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company.

     In November 2006, the Company entered into three year employment contracts with its CEO and CFO. In connection with these agreements, the CEO and CFO were entitled to, among other things, (i) restricted stock awards under our Plans for a total of 861,221 shares of our Common Stock, (which vested in full on January 1, 2007) plus cash bonuses of $517,890 (intended to compensate them for the income taxes payable on such restricted stock awards) in exchange for the forfeiting of their right to certain fully vested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 2,518,458 shares of Common Stock; (ii) deferred stock unit awards under the Plan for 172,741 underlying shares of Common Stock (which vest quarterly over a two year period), in exchange for the forfeiting of their right to certain unvested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 326,454 shares of Common Stock; and (iii) subject to the approval of the Company's stockholders of certain amendments to the Plans, deferred stock unit awards representing 8,264,524 shares of Common Stock with one-third of such deferred stock units vesting quarterly, in equal amounts, over a twelve month period, one-third vesting quarterly, in equal amounts, over a twenty-four month period, and one-third vesting quarterly, in equal amounts, over a thirty-six month period. The vesting period for all awards commences on October 1, 2006.

     The Company recorded the exchange of the options for restricted stock and deferred stock unit awards as replacement awards, and therefore under SFAS No. 123R treated the exchange as a modification of the original option grant and recorded incremental compensation cost measured as the excess of the fair value of the replacement awards, measured immediately after modification, over the fair value of the cancelled award, measured immediately before modification, at the modification date. Total incremental compensation expense was approximately $507,000. In connection with these new awards, the Company will recognize an expense of $9.3 million over three years. Approximately $2.1 million of this expense was recognized in 2006.

     RESTRICTED STOCK AND DEFERRED STOCK UNIT AWARDS

     The following table is a summary of activity related to restricted stock and deferred stock units grants for key employees at December 31, 2006:

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

                                                           RESTRICTED      DEFERRED STOCK
                                                              STOCK          UNIT AWARDS
                                                         ---------------   ---------------
Balance at January 1, 2006                                     --                --
Shares/Units Granted                                         861,221         9,862,267
Shares/Units Forfeited                                         --                --
Balance at December 31, 2006                                 861,221         9,862,267

Weighted Average Grant Date Fair Value Per share              $0.95             $0.94
Aggregate Grant Date Fair Value                             $818,160         $9,270,531

Vesting Service Period of Shares Granted                    3 months       12 - 36 months
Number of shares/units vested at December 31, 2006             --                --
Number of shares/units unvested at December 31, 2006         861,221          9,862,267

     For the year ended December 31, 2006 the Company recognized an expense of approximately $2,159,000 in connection with these awards.

     As of December 31, 2006 the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $8.3 million. Total compensation cost is expected to be recognized over a three year period beginning on October 1, 2006.

     STOCK OPTIONS
     The following table summarizes the Company's stock option activity:

                                                             NUMBER           WEIGHTED
                                                               OF              AVERAGE
                                                             SHARES        EXERCISE PRICE
                                                         ---------------   ---------------
Balance at January 1, 2004                                     8,508,370   $          2.04

Options granted                                                2,629,750   $          2.74
Options canceled                                                (534,360)  $          2.57
Options exercised                                               (790,381)  $          0.95
                                                         ---------------
Balance at December 31, 2004                                   9,813,379   $          2.28

Options granted                                                2,039,000   $          1.39
Options canceled                                              (2,216,567)  $          3.56
Options exercised                                             (1,597,284)  $          0.94
                                                         ---------------
Balance at December 31, 2005                                   8,038,528   $          1.97
                                                         ---------------
Options granted                                                  521,000   $          0.96
Options canceled                                              (3,099,082)  $          2.32
Options exercised                                                (43,330)  $          0.82
                                                         ---------------
Balance at December 31, 2006                                   5,417,116   $          1.68
                                                         ---------------
Vested at December 31, 2004                                    6,512,125   $          2.44
Vested at December 31, 2005                                    4,969,929   $          2.15
Vested at December 31, 2006                                    3,682,877   $          1.83

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     The stock  options are  exercisable  in  different  periods  through  2016.
     Additional information with respect to the outstanding options as of December 31, 2006, is as follows:

                         OPTIONS OUTSTANDING                        OPTIONS EXERCISABLE
                  --------------------------------                ------------------------
                                      WEIGHTED        WEIGHTED                   WEIGHTED
   RANGE OF                           AVERAGE         AVERAGE                    AVERAGE
   EXERCISE           OPTIONS        REMAINING        EXERCISE      OPTIONS      EXERCISE
    PRICES         OUTSTANDING    CONTRACTUAL LIFE     PRICE      EXERCISABLE     PRICE
---------------   -------------   ----------------   ----------   -----------   ----------
  $0.00 - $1.66       3,985,116      7.2 Years            $1.09     2,645,881        $1.06
  $1.66 - $3.32       1,192,500      7.2 Years            $2.30       819,091        $2.43
  $3.32 - $4.98          75,000      7.1 Years            $3.92        53,405        $3.92
  $4.98 - $6.64          22,250      2.0 Years            $5.11        22,250        $5.11
  $6.64 - $9.96          52,750      2.6 Years            $9.17        52,750        $9.17
 $9.96 - $11.62          54,250      3.0 Years           $11.18        54,250       $11.18
$11.62 - $14.94           6,250      2.9 Years           $14.04         6,250       $14.04
$14.94 - $16.60          29,000      2.1 Years           $15.19        29,000       $15.19

 $0.69 - $16.60       5,417,116      7.0 YEARS            $1.68     3,682,877        $1.83

     The total fair value of the 1,427,008 options that vested during the year was approximately $2,198,000. At December 31, 2006, the aggregate intrinsic value of the fully vested options was $683,000 and the weighted average remaining contractual life of the options was 6.2 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants for the years ended December 31, 2006 and 2005. Other selected information is as follows:

                                                       2006            2005            2004
                                                   -------------   -------------   -------------
Aggregate intrinsic value of outstanding options   $     881,000   $     399,000   $   6,573,000
Aggregate intrinsic value of options exercised     $       7,000   $   1,088,000   $   1,210,000
Weighted average fair value of options granted     $        0.79   $        1.24   $        2.60

     As of December 31, 2006 the total compensation cost related to non-vested stock option awards not yet recognized was $2,252,000. Total compensation cost is expected to be recognized over 1.5 years on a weighted average basis.

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

     The table below presents the assumptions used to calculate the fair value of options granted for the year ended December 31, 2006, 2005 and 2004 respectively:

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

                               YEAR ENDED DECEMBER 31,
                           ------------------------------
                             2006       2005       2004
                           --------   --------   --------
Risk-free interest rates       4.65%      4.22%      3.63%
Expected life (in years)          6          6          6
Dividend yield                    0%         0%         0%
Expected volatility             101%       138%       139%

     In January 2007, the Company commenced an exchange offer pursuant to which it is offering to exchange certain outstanding stock options issued to employees and non-employee directors for restricted stock awards and/or deferred stock unit awards. See Note 15.

10.  NOTES PAYABLE TO RELATED PARTY SHAREHOLDERS

     In connection with the June 2006 Financing described above, the Company repaid the Convertible Promissory Notes issued to Soros in July and October 2003 (the "Notes"). The Company paid $4,000,000 of principal and $1,488,376 of interest. The Notes were set to mature in May 2007 and bore interest at 12% per annum.

     In addition to the $4,000,000 of promissory notes issued in connection with the July 2003 Financing and October 2003 Financing (see Note 9 ), on December 15, 2001, the Company issued promissory notes in the amount of $182,000 to affiliates of Soros in exchange for legal services provided during the course of the year. The notes bore interest at 9% per annum and had a maturity date of December 15, 2004. In December 2004 the Company repaid the notes with accrued interest of $54,000 for a total of $236,000.

11.  FINANCING AGREEMENT

     In July 2005, the Company entered into a new three year revolving credit facility ("Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). The Credit Facility refinanced the Company's previous credit facility (the "Rosenthal Facility") with Rosenthal & Rosenthal, Inc. ("Rosenthal"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of the Company's assets. Historically, the Credit Facility has also been secured by a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). In August 2006, Wells Fargo agreed to release the Soros LC, and no longer requires an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, the Company, agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable, as well as the Soros LC. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of December 31, 2006, total availability under the Credit Facility, was approximately $7,500,000 of which $3,200,000 was committed, leaving approximately $4,300,000 available for further borrowings.

     Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. We also pay Wells Fargo certain

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open. For the years ended December 31, 2006, 2005 and 2004 total interest expense and fees related to the credit facilities totaled approximately $170,000, $196,000 and $112,000, respectively.

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

     The following table represents the warrants issued to Soros in connection with the Loan Facility:

Number of      Date       Exercise      Expiration        Assumptions Under
 Warrants     Issued        Price          Date             Black-Scholes             Reason
---------   -----------   ---------   ---------------   ----------------------   ----------------
 100,000     March 31,     $0.88(1)    September 11,    Risk Free Rate - 4.86%   As consideration
                2001                       2011            Volatility - 117%         for Soros
                                                            Term - 5 years       establishing the
                                                                                  Soros Guarantee

  60,000     March 22,     $1.66(1)      March 22,      Risk Free Rate - 5.25%   In consideration
                2002                       2007            Volatility - 184%        for Soros
                                                            Term - 3 years        extending the
                                                                                 Soros Guarantee
                                                                                 until 11/15/2003

  25,000     March 17,     $0.78(2)      March 17,      Risk Free Rate - 3.31%   In consideration
                2003                       2013            Volatility - 123%        for Soros
                                                            Term - 4 years         extending the
                                                                                  Soros Guarantee
                                                                                 until 11/15/2004

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     Amounts in thousands, except per share data:

                                                                     QUARTER ENDED
                                                ---------------------------------------------------------
2006                                              MARCH 31        JUNE 30     SEPTEMBER 30   DECEMBER 31
---------------------------------------------   ------------   ------------   ------------   ------------
Net Sales                                       $     16,876   $     16,793   $     16,322   $     27,071
                                                ============   ============   ============   ============
Gross Profit                                    $      6,839   $      7,046   $      6,111   $     10,913
                                                ============   ============   ============   ============
Net Loss (1)                                    $     (3,264)  $     (1,901)  $     (3,485)  $     (3,543)
                                                ============   ============   ============   ============
Preferred stock dividends                       $     (1,231)  $       (990)  $        (16)  $        (15)
                                                ============   ============   ============   ============
Net loss available to common shareholders       $     (4,495)  $     (6,748)  $     (3,501)  $     (3,558)
                                                ============   ============   ============   ============
Loss per common share - basic and diluted (2)   $      (0.22)  $      (0.17)  $      (0.03)  $      (0.03)
                                                ============   ============   ============   ============

                                                                     QUARTER ENDED
                                                ---------------------------------------------------------
2005                                              MARCH 31        JUNE 30     SEPTEMBER 30   DECEMBER 31
---------------------------------------------   ------------   ------------   ------------   ------------
Net Sales                                       $     13,502   $     12,029   $     12,045   $     21,235
                                                ============   ============   ============   ============
Gross Profit                                    $      4,885   $      4,651   $      4,575   $      8,884
                                                ============   ============   ============   ============
Net loss                                        $       (893)  $     (1,169)  $     (1,703)  $        (55)
                                                ============   ============   ============   ============
Preferred stock dividends                       $     (1,115)  $     (1,169)  $     (1,387)  $     (1,287)
                                                ============   ============   ============   ============
Net loss available to common shareholders       $     (2,008)  $     (2,338)  $     (3,090)  $     (1,342)
                                                ============   ============   ============   ============
Loss per common share - basic and diluted       $      (0.13)  $      (0.15)  $      (0.20)  $      (0.07)
                                                ============   ============   ============   ============

     (1) Included in net loss is a non-cash charge of approximately $4.5 million for the year ended December 31, 2006 to stock-based compensation recorded in accordance with SFAS No. 123( R), this amount was recorded as follows: $612, $611, $597 and $2.6 million in the first, second, third and fourth quarter, respectively

     (2) Weighted average shares increased to 80.2 million for the year ended December 31, 2006 as a result of the June 2006 financing and the conversion of the Company's preferred stock into common stock in connection with the financing.

13.  RELATED PARTY TRANSACTION

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

     yield, and charged $113,000 for the options and $212,000 related to severance and benefits to general and administrative expense in the third quarter of 2004.

14.  NASDAQ COMPLIANCE

     In November 9, 2006, the Company was notified by Nasdaq Staff that it was not in compliance with the continued listing requirements for the Nasdaq Capital Market (the "Listing Requirements") because shares of its Common Stock had closed at a per share bid price of less than $1.00 for at least 30 trading days. On December 21, 2006, the Company was advised by Nasdaq that, because the closing bid price of the Company's common stock has been at $1.00 per share or greater for at least 10 consecutive trading days, the Company has regained compliance with the Listing Requirements.

15.  SUBSEQUENT EVENTS

     In January 2007, the Company commenced an exchange offer (the "Offer") pursuant to which it is offering to exchange certain outstanding stock options issued to employees and non-employee directors for restricted stock awards and/or deferred stock unit awards.

     Employees (other than the CEO and CFO, who already had exchanged certain of their options pursuant to their employment agreements) and non-employee directors who held stock options with an exercise price greater than $1.50 were eligible to participate in the Offer. Eligible options that were vested as of August 31, 2006 could be exchanged for restricted stock awards, and eligible options that were not vested as of that date could be exchanged for deferred stock unit awards. Both the restricted stock awards and the deferred stock unit awards are subject to vesting provisions. The number of restricted stock awards and/or deferred stock unit awards issued in exchanged for an eligible option grant was determined by the exchange ratio applicable to that particular option.

     The Company has instituted the exchange offer because a considerable number of its employees are holding options that have exercise prices higher than the current and recent trading prices of its common stock. The purpose of the exchange offer is to promote the interests of the Company's stockholders by strengthening its ability to motivate and retain valued employees.

     The exchange offer began on January 25, 2007 and ended on February 23, 2007. In connection with the Offer, an aggregate of 1,562,000 options were tendered in exchange for an aggregate of 472,471 shares of restricted stock and 394,405 shares of deferred stock unit awards. This represented approximately 95% of the total options that were eligible for exchange. The Company will account for the exchange of Options for restricted stock and deferred stock unit awards as replacement awards in accordance with SFAS No. 123(R).

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2006
--------------------------------------------------------------------------------

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE THREE YEARS ENDED DECEMBER 31, 2006

                                                                Column C
                                                   -----------------------------------
           Column A                Column B               (1)                (2)          Column D           Column E
----------------------------------------------------------------------------------------------------------------------------
                              Beginning Balance    Charged to Costs   Charged to other                 Balance end of Period
Description                   at January 1, 2006     and Expenses         Accounts       Deductions      December 31, 2006
---------------------------   ------------------   ----------------   ----------------   -----------   ---------------------
Allowance for Sales Returns           (3,407,000)       (50,126,000)                --    48,490,000              (5,043,000)

Allowance for Doubtful
 Accounts                                (78,000)          (643,000)                --       324,000                (397,000)

Inventory Reserves                      (782,000)        (1,000,000)                --       727,000              (1,055,000)

Deferred Tax Valuation
 Allowance                           (30,712,000)        (4,656,000)           909,000            --             (34,459,000)

                                                                Column C
                                                   -----------------------------------
           Column A                Column B               (1)                (2)          Column D           Column E
----------------------------------------------------------------------------------------------------------------------------
                              Beginning Balance    Charged to Costs   Charged to other                 Balance end of Period
Description                   at January 1, 2005     and Expenses         Accounts       Deductions      December 31, 2005
---------------------------   ------------------   ----------------   ----------------   -----------   ---------------------
Allowance for Sales Returns           (2,174,000)       (34,820,000)                 -    33,587,000              (3,407,000)

Allowance for Doubtful
 Accounts                                (44,000)          (270,000)                 -       236,000                 (78,000)

Inventory Reserves                      (835,000)          (659,000)                 -       712,000                (782,000)

Deferred Tax Valuation
 Allowance                           (28,738,000)        (1,533,000)          (441,000)            -             (30,712,000)

                                                                Column C
                                                   -----------------------------------
           Column A                Column B               (1)                (2)          Column D           Column E
----------------------------------------------------------------------------------------------------------------------------
                              Beginning Balance    Charged to Costs   Charged to other                 Balance end of Period
Description                   at January 1, 2004     and Expenses         Accounts       Deductions      December 31, 2004
---------------------------   ------------------   ----------------   ----------------   -----------   ---------------------
Allowance for Sales Returns           (2,528,000)       (24,186,000)                 -    24,540,000              (2,174,000)

Allowance for Doubtful
 Accounts                                (40,000)          (237,000)                 -       233,000                 (44,000)

Inventory Reserves                      (673,000)          (100,000)                 -       (62,000)               (835,000)

Deferred Tax Valuation
 Allowance                           (26,872,000)        (1,518,000)          (348,000)            -             (28,738,000)