Form 10-Q
period 2007-03-31
BLUEFLY INC
filed 2007-05-09
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 2007


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

As of May 9, 2007, the issuer had outstanding 130,927,212 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets as of  March 31, 2007 (unaudited)
                  and December 31, 2006                                       3

         Condensed Statements of Operations for the three months ended
                  March 31, 2007 and 2006 (unaudited)                         4

         Condensed Statements of Changes in Shareholders' Equity for the
                  three months ended March 31, 2007 (unaudited)               5

         Condensed Statements of Cash Flows for the three months ended
                  March 31, 2007 and 2006 (unaudited)                         6

         Condensed Notes to Financial Statements (unaudited)                  7

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          15

Item 4.  Controls and Procedures                                             16

Part II. Other Information                                                   16

Item 1.  Legal Proceedings                                                   16

Item 6.  Exhibits                                                            16

Signatures                                                                   17

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  BLUEFLY, INC.

CONDENSED BALANCE SHEETS (Unaudited)

                                                                                   MARCH 31,       DECEMBER 31,
                                                                                     2007             2006
                                                                                 -------------    -------------
                                     ASSETS
Current assets
    Cash and cash equivalents                                                    $  14,254,000    $  20,188,000
    Inventories, net                                                                26,133,000       24,189,000
    Accounts receivable, net of allowance for doubtful accounts                      3,624,000        2,719,000
    Prepaid inventory                                                                  378,000          616,000
    Prepaid expenses                                                                   966,000          341,000
    Other current assets                                                               486,000          553,000
                                                                                 -------------    -------------
             Total current assets                                                   45,841,000       48,606,000

Property and equipment, net                                                          4,015,000        3,573,000

Other assets                                                                           236,000          251,000
                                                                                 -------------    -------------
             Total assets                                                        $  50,092,000    $  52,430,000
                                                                                 =============    =============

Current liabilities
    Accounts payable                                                             $   5,331,000    $   4,822,000
    Allowance for sales returns                                                      4,381,000        5,043,000
    Accrued expenses and other current liabilities                                   1,509,000        1,908,000
    Deferred revenue                                                                 2,580,000        2,830,000
                                                                                 -------------    -------------
             Total current liabilities                                              13,801,000       14,603,000

             Total liabilities                                                   $  13,801,000    $  14,603,000
                                                                                 =============    =============

Commitments and contingencies

Shareholders' equity
    Series F Preferred stock - $.01 par value; 7,000 shares authorized,
     571.43 issued and outstanding as of March 31, 2007 and December 31, 2006
     (liquidation preference: $571,000 plus accrued dividends of  $73,000, and
     $62,000 as of March 31, 2007 and December 31, 2006, respectively)                      --               --

    Common stock - $.01 par value; 152,000,000 and 92,000,000 shares authorized as of March 31, 2007 and December 31, 2006, respectively,
     131,036,059 and 130,484,854, issued as of March 31, 2007 and
     December 31, 2006, respectively, 130,909,156 and 130,484,854 shares
     outstanding as of March 31, 2007 and December 31, 2006, respectively            1,309,000        1,305,000
    Treasury Stock                                                                    (160,000)              --
    Additional paid-in capital                                                     154,242,000      152,519,000
    Accumulated deficit                                                           (119,100,000)    (115,997,000)
                                                                                 -------------    -------------
           Total shareholders' equity                                               36,291,000       37,827,000
                                                                                 -------------    -------------
           Total liabilities and shareholders' equity                            $  50,092,000    $  52,430,000
                                                                                 =============    =============

The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   THREE MONTHS ENDED
                                                       MARCH 31,
                                             ------------------------------
                                                 2007             2006
                                             -------------    -------------
Net sales                                    $  22,108,000    $  16,876,000
Cost of sales                                   13,734,000       10,037,000
                                             -------------    -------------
     Gross profit                                8,374,000        6,839,000

Selling and fulfillment expenses                 4,399,000        3,433,000
Marketing expenses                               3,611,000        4,031,000
General and administrative expenses              3,586,000        2,427,000
                                             -------------    -------------
      Total operating expenses                  11,596,000        9,891,000

Operating loss                                  (3,222,000)      (3,052,000)

Interest and other income                          195,000           45,000
Interest and other expense                         (76,000)        (257,000)
                                             -------------    -------------

Net loss                                     $  (3,103,000)   $  (3,264,000)

Preferred stock dividends                          (11,000)      (1,231,000)
                                             -------------    -------------

Net loss available to common shareholders    $  (3,114,000)   $  (4,495,000)
                                             =============    =============

Basic and diluted loss per common share      $       (0.02)   $       (0.22)
                                             =============    =============

Weighted average common shares outstanding
(basic and diluted)                            129,629,498       20,367,508
                                             -------------    -------------

The accompanying notes are an integral part of these condensed financial statements.

             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                     YEAR ENDED DECEMBER 31, 2005, 2006 AND
              FOR THE THREE MONTHS ENDED MARCH 31, 2007 (Unaudited)

                                                PREFERRED STOCK                    COMMON STOCK
                                                $.01 PAR VALUE                     $.01 PAR VALUE
                                       --------------------------------    -------------------------------
                                          NUMBER OF                           NUMBER OF
                                           SHARES            AMOUNT            SHARES           AMOUNT
                                       --------------    --------------    --------------   --------------
Balance at January 1, 2005                  9,358,550    $       94,000        15,241,756   $      152,000
                                       --------------    --------------    --------------   --------------
Sale of Series F Preferred Stock
 ($1,000 per share net of
  expenses of $249,000)                         7,000                 -                 -                -

Shares Of Series D Preferred Stock
 Converted into Common Stock                     (823)   $            -         1,454,645           15,000

Shares Of Series F Preferred Stock
 Converted into Common Stock                   (1,720)   $            -           765,481            8,000

Expense recognized in connection
 with Issuance of Options                           -                 -                 -                -

Exercise of Employee Options                        -                 -         1,597,284           16,000

Net Loss                                            -                 -                 -                -
                                       --------------    --------------    --------------   --------------
Balance at December 31, 2005                9,363,007            94,000        19,059,166   $      191,000
                                       --------------    --------------    --------------   --------------
Conversion of Preferred Stock              (9,362,436)          (94,000)       48,545,527          485,000

Stock based compensation                            -                 -                 -                -

Sale of Common Stock, net of
 issuance expenses of
 approximately $2.0 million                         -                 -        60,975,610          610,000

Issuance of Common Stock to
 Placement Agent                                    -                 -         1,000,000           10,000

Warrants Issued to Third-Party                      -                 -                 -                -

Dividends Paid to Related
 Party Shareholders                                 -                 -                 -                -

Deemed Dividends related to
 beneficial conversion on
 Series F Preferred Stock                           -                 -                 -                -

Exercise of Employee Options                        -                 -            43,330                -

Issuance of Restricted Stock                        -                 -           861,221            9,000

Net Loss                                            -                 -                 -                -
                                       --------------    --------------    --------------   --------------
Balance at December 31, 2006                      571    $            -       130,484,854   $    1,305,000
                                       --------------    --------------    --------------   --------------
Stock based compensation                            -                 -                 -                -

Issuance of Restricted Stock                        -                 -           414,942            4,000

Purchase of Treasury Stock                          -                 -                 -                -

Exercise of Employee Options                        -                 -             7,500                -

Exercise of Related Party Warrant                   -                 -             1,860                -

Net Loss                                            -                 -                 -                -
                                       --------------    --------------    --------------   --------------
Balance at March 31, 2007                         571    $            -       130,909,156   $    1,309,000
                                       --------------    --------------    --------------   --------------

                                               TREASURY STOCK
                                       -------------------------------      ADDITIONAL                            TOTAL
                                          NUMBER OF                          PAID-IN          ACCUMULATED     SHAREHOLDERS'
                                           SHARES           AMOUNT           CAPITAL            DEFICIT           EQUITY
                                       --------------   --------------    --------------    --------------    --------------
Balance at January 1, 2005                          -   $            -    $  107,270,000    $  (96,127,000)   $   11,389,000
                                       --------------   --------------    --------------    --------------    --------------
Sale of Series F Preferred Stock
 ($1,000 per share net of
  expenses of $249,000)                             -                -         6,751,000                 -         6,751,000

Shares Of Series D Preferred Stock
 Converted into Common Stock                        -                -           (15,000)                -                 -

Shares Of Series F Preferred Stock
 Converted into Common Stock                        -                -            (8,000)                -                 -

Expense recognized in connection
 with Issuance of Options                           -                -            41,000                 -            41,000

Exercise of Employee Options                        -                -         1,488,000                 -         1,504,000

Net Loss                                            -                -                 -        (3,820,000)       (3,820,000)
                                       --------------   --------------    --------------    --------------    --------------
Balance at December 31, 2005                        -                -    $  115,527,000    $  (99,947,000)   $   15,865,000
                                       --------------   --------------    --------------    --------------    --------------
Conversion of Preferred Stock                       -                -          (391,000)                -                 -

Stock based compensation                            -                -         4,454,000                 -         4,454,000

Sale of Common Stock, net of
 issuance expenses of
 approximately $2.0 million                         -                -        47,420,000                 -        48,030,000

Issuance of Common Stock to
 Placement Agent                                    -                -         1,070,000                 -         1,080,000

Warrants Issued to Third-Party                      -                -            67,000                 -            67,000

Dividends Paid to Related
 Party Shareholders                                 -                -       (19,512,000)                -       (19,512,000)

Deemed Dividends related to
 beneficial conversion on
 Series F Preferred Stock                           -                -         3,857,000        (3,857,000)                -

Exercise of Employee Options                        -                -            36,000                 -            36,000

Issuance of Restricted Stock                        -                -            (9,000)                -                 -

Net Loss                                            -                -                 -       (12,193,000)      (12,193,000)
                                       --------------   --------------    --------------    --------------    --------------
Balance at December 31, 2006                        -   $            -    $  152,519,000    $ (115,997,000)   $   37,827,000
                                       --------------   --------------    --------------    --------------    --------------
Stock based compensation                            -                -         1,721,000                 -         1,721,000

Issuance of Restricted Stock                        -                -            (4,000)                -                 -

Purchase of Treasury Stock                    126,903         (160,000)                -                 -          (160,000)

Exercise of Employee Options                        -                -             6,000                 -             6,000

Exercise of Related Party Warrant                   -                -                 -                 -                 -

Net Loss                                            -                -                 -        (3,103,000)       (3,103,000)
                                       --------------   --------------    --------------    --------------    --------------
Balance at March 31, 2007                     126,903   $     (160,000)   $  154,242,000    $ (119,100,000)   $   36,291,000
                                       --------------   --------------    --------------    --------------    --------------

The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                    2007             2006
                                                                                -------------    -------------
Cash flows from operating activities
  Net loss                                                                      $  (3,103,000)   $  (3,264,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    423,000          353,000
     Stock based compensation                                                       1,721,000          612,000
     Warrant issued to consultant                                                          --           67,000
     Provisions for returns                                                          (663,000)        (629,000)
     Bad debt expense                                                                 155,000           43,000
     Reserve for inventory obsolescence                                               302,000          240,000
     Warrant issued to supplier                                                            --           92,000
     Changes in operating assets and liabilities:
  (Increase) decrease in
        Inventories                                                                (2,246,000)      (4,787,000)
        Accounts receivable                                                        (1,060,000)      (1,274,000)
        Prepaid expenses                                                             (387,000)         960,000
        Other current assets                                                          (93,000)          34,000
     Increase (decrease) in
        Accounts payable                                                              509,000        2,063,000
        Accrued expenses and other current liabilities                               (224,000)        (186,000)
        Interest payable to related party shareholders                                     --          149,000
        Deferred revenue                                                             (250,000)         672,000
                                                                                -------------    -------------
Net cash used in operating activities                                              (4,916,000)      (4,855,000)
                                                                                -------------    -------------

Cash flows from investing activities

  Purchase of property and equipment                                                 (850,000)        (110,000)
                                                                                -------------    -------------
  Net cash used in investing activities                                              (850,000)        (110,000)
                                                                                -------------    -------------

Cash flows from financing activities
     Payments of capital lease obligation                                             (14,000)         (14,000)
     Net proceeds from exercise of stock options                                        6,000               --
     Purchase of Treasury Stock                                                      (160,000)              --
                                                                                -------------    -------------
     Net cash used in financing activities                                           (168,000)         (14,000)
                                                                                -------------    -------------

Net decrease in cash and cash equivalents                                          (5,934,000)      (4,979,000)
Cash and cash equivalents - beginning of period                                    20,188,000        9,408,000
                                                                                -------------    -------------
Cash and cash equivalents - end of period                                       $  14,254,000    $   4,429,000
                                                                                =============    =============

Supplemental schedule of non-cash investing and financing activities:
 Cash paid for interest                                                         $      23,000    $      49,000
                                                                                =============    =============
 Warrant issued to consultant                                                              --    $      67,000
                                                                                =============    =============


The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Bluefly, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair statement have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2006.

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

NOTE 3 - OFFER TO EXCHANGE

In January 2007, the Company commenced an exchange offer (the "Exchange Offer") pursuant to which it offered eligible employees and non-employee directors the opportunity to exchange, on a grant-by-grant basis: (a) their outstanding eligible stock options that were vested as of August 31, 2006 for restricted stock awards consisting of the right to receive restricted common stock of the Company (the "Restricted Stock Awards"); and (b) their outstanding eligible stock options that were not vested as of August 31, 2006 for deferred restricted stock unit awards consisting of rights to receive common stock of the Company on specified dates subsequent to vesting (the "Deferred Stock Unit Awards," and, together with the Restricted Stock Awards, the "Replacement Awards").

In order to be eligible to participate in the Exchange offer, an option holder was required to (a) have been an employee or non-employee director of the Company on the date of the Exchange Offer, (b) have neither ceased to be an employee or non-employee director, nor have submitted or received a notice of termination of employment or resignation, prior to the expiration of the Exchange Offer and (c) owned eligible options. Options eligible for exchange in the Exchange Offer were outstanding options granted under the Company's three stock based employee compensation plans (collectively the "Plans") that, in each case, had an exercise price per share that was greater than $1.50.

The number of Replacement Awards an eligible participant was eligible to receive in exchange for an eligible option was determined by a specific exchange ratio applicable to that option, as set forth in the Offer to Exchange included as an exhibit to the Schedule TO filed by the Company with the Securities and Exchange Commission in connection with the Exchange Offer (the "Offer to Exchange").

Restricted Stock Awards granted pursuant to the Exchange Offer vest and become free from restriction one year from the date of the exchange, except if the grantee made an election under Section 83(b) of the Internal Revenue Code of 1986, as amended, in which case the restrictions on such Restricted Stock Award lapsed with respect only to the number of shares needed to satisfy any applicable tax withholding as of the date that the Company received such election, as more fully described in the Offer to Exchange. The minimum period for full vesting of Deferred Stock Unit Awards is two years from the date of exchange. The length of the vesting schedule applicable to each Deferred Stock Unit Award was based on the final vesting date of the eligible stock option as follows:

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

                   DEFERRED STOCK UNIT AWARDS VESTING SCHEDULE
--------------------------------------------------------------------------------
    FINAL VESTING DATE OF     TOTAL VESTING PERIOD     PERCENTAGE OF DEFERRED
    ELIGIBLE STOCK OPTION       OF DEFERRED STOCK        STOCK UNIT AWARDS
 AS OF DATE OF CANCELLATION       UNIT AWARDS                QUARTERLY*
---------------------------   --------------------   ---------------------------
  Prior to August 31, 2007          2 years                   12 1/2%
On or after August 31, 2007         3 years                    8 1/3%

*Deferred Stock Unit Awards vest in substantially equal quarterly installments over the applicable vesting period, subject to the participant's continued employment with (or service on the Board of Directors of) the Company.

The shares of common stock underlying the Deferred Stock Unit Award will be delivered on the Delivery Date. The Delivery Date is the date on which the earliest of the following occurs:

                                    DELIVERY DATE
         ------------------------------------------------------------
         o 2 years from the date of grant (with respect to Deferred Stock Units Awards exchanged for eligible stock options with a vesting date prior to August 31,
              2007)

              OR

              3 years from the date of grant (with respect to Deferred Stock Units Awards exchanged for eligible stock options with a vesting date on or after August 31, 2007)

         o    Death

         o    The date on which the employee becomes disabled

Melissa Payner-Gregor, the Company's chief executive officer, and Patrick C. Barry, the Company's chief financial officer, were not eligible to participate in the Exchange Offer, but previously participated in an exchange in November 2006 through each of their employment agreements, which is described in the Offer to Exchange.

Pursuant to the Exchange Offer, options to purchase an aggregate of 1,562,000 shares of Common Stock were exchanged in return for an aggregate of 472,471 Restricted Stock Awards and an aggregate of 394,405 Deferred Stock Unit Awards. In connection with the Exchange Offer, the Company will recognize $916,000 of expense over the next three years.

NOTE 4 - FINANCING AGREEMENT

The Company has a three year revolving credit facility (the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets. Historically, the Credit Facility had also been secured by a $2,000,000 letter of credit issued by an affiliate of Soros Fund Management LLC ("Soros") in favor of Wells Fargo (the "Soros LC"). In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, the Company agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of March 31, 2007, total availability under the Credit Facility was approximately $7,500,000, of which $2,800,000 was committed, leaving approximately $4,700,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty
(30) days such letter of credit, or a portion thereof, remains open. For the three months ended March 31, 2007, the Company incurred approximately $23,000 in connection with these fees.

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

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

Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss from continuing operations, the following (i) options and warrants to purchase shares of Common Stock, (ii) Preferred Stock convertible into shares of Common Stock, (iii) Restricted Stock Awards that have not yet vested and (iv) Deferred Stock Unit Awards ("DSUs") for shares that have not yet been delivered were not included in the computation of diluted loss per share because the result of the exercise of such inclusion would be antidilutive:

Security                         March 31, 2007      Exercise Prices    March 31, 2006     Exercise Prices
----------------------------    ---------------      ---------------    -------------      ----------------
Options                               3,784,538        $0.80 - $14.38        8,117,316      $0.69  - $16.47
Restricted Stock Awards/DSUs         10,671,614(3)                 --               --                   --
Warrants                              1,510,893         $0.78 - $3.96        1,945,893       $0.78 - $ 3.96
Preferred Stock                         696,341(1)                 --       42,683,619                   --
Convertible Notes                            --                    --               --(2)                --

(1) At March 31, 2007, there were 571 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 696,341 shares of Common Stock (excluding dividends).

(2) Represented debt issued in connection with the July 2003 financing and October 2003 financing, which was convertible into equity securities of the Company sold in any subsequent round of financing, at the holder's at a price that is equal to the lowest price per share accepted by any investor in such subsequent round of financing. Until such financing occurs, such debt is not convertible into Common Stock. At March 31, 2006, such debt was not convertible into Common Stock. In June 2006, all of the convertible notes were repaid.

(3)  Includes both Restricted Stock Awards and DSUs.

NOTE 6 - STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statement of Operations for the three months ended March 31, 2007 was $1,721,000.

STOCK OPTIONS

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's Common Stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of U.S. Treasury notes in effect on the date of the grant.

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

The following table summarizes the Company's stock option activity:

                                            NUMBER            WEIGHTED
                                              OF              AVERAGE
                                            SHARES        EXERCISE PRICE
                                       ---------------    --------------
Balance at December 31, 2006                 5,417,116    $         1.68
                                       ---------------

Options granted                                      -                 -
Options canceled                            (1,625,078)   $         3.07
Options exercised                               (7,500)   $         0.84
                                       ---------------
Balance at March 31, 2007                    3,784,538    $         1.09

Vested at December 31, 2006                  3,682,877    $         1.83
Vested at March 31, 2007                     2,762,847    $         1.08

During the first quarter of 2007, 2,036,644 options vested. Of these options 1,116,634 were canceled, primarily pursuant to the Exchange Offer. The total fair value of the options vested (including those canceled) during the quarter ended March 31, 2007 was approximately $2.5 million. There were no options granted during the quarter. At March 31, 2007, the aggregate intrinsic value of the fully vested options was $251,000 and the weighted average remaining contractual life of the options was 5.8 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the first quarter of 2007. Approximately 7,500 options with an intrinsic value of approximately $3,200 were exercised during the first quarter of 2007. No options were granted during the quarter. No cash was used to settle equity instruments granted under the Plans during the first quarter of 2007.

As of March 31, 2007, the total compensation cost related to non-vested awards not yet recognized was $804,000. Total compensation cost is expected to be recognized over 2 years on a weighted average basis.

RESTRICTED STOCK AWARDS AND DEFERRED STOCK UNIT AWARDS

The following table is a summary of activity related to Restricted Stock Awards and Deferred Stock Unit Awards for employees at March 31, 2007:

                                                       RESTRICTED       DEFERRED STOCK
                                                      STOCK AWARDS       UNIT AWARDS
                                                    ----------------   ----------------
Balance at January 1, 2007                                   861,221          9,862,267
Shares/Units Granted                                         414,942            394,405
Shares/Units Forfeited                                            --                 --
Shares/Units Restriction Lapses                              861,221                 --
Balance at March 31, 2007                                    414,942         10,256,672

Weighted Average Grant Date Fair Value Per share    $           1.27   $           0.95
Aggregate Grant Date Fair Value                     $      1,102,363   $        414,125

Vesting Service Period of Shares Granted                   12 months       12-36 months
Number of shares/units vested at March 31, 2007                   --                 --
Number of shares/units unvested at March 31, 2007            414,942         10,256,672

For the quarter ended March 31, 2007 the Company recognized an expense of approximately $1.5 million in connection with these awards.

As of March 31, 2007 the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $9.8 million. Total compensation cost is expected to be recognized over a two year period.

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

NOTE 7 - NEW ACCOUNTING PRONOUNCEMENTS

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

The implementation of FIN 48 had no impact on the Company's financial statement as the Company has no uncertain tax positions. The Company is primarily subject to US federal and New York State income tax. Tax years subsequent to 2004 remain open to review by US federal and state tax authorities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past five years, our sales have grown at a compounded annual growth rate of almost 23%, while our gross margin percentage has increased from 22.5% in the first quarter of 2003 to 37.9% in the first quarter of 2007.

The increase in our margin and sales over the past few years is the direct result of the merchandise strategy that we began to implement in spring 2004. As part of that strategy, we are bringing current season merchandise and the latest fashion trends to our customer for great value. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy, we believe that we will be able to maintain margins in the 38% to 40% range.

We believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we have invested much more aggressively in marketing during the past 18 months.

Our net sales increased by 31% to $22,108,000 for the three months ended March 31, 2007 from $16,876,000 for the three months ended March 31, 2006. Our gross margin decreased slightly to 37.9% for the three months ended March 31, 2007 from 40.5% for the three months ended March 31, 2006, but was still above our levels of 36.2% for the three months ended March 31, 2005 and 34.0% for the three months ended March 31, 2004. Our gross profit increased by 22% to $8,374,000 for the three months ended March 31, 2007 from $6,839,000 for the three months ended March 31, 2006. During the first quarter of 2007 we changed our shipping method to better serve our customers. This negatively impacted the gross margin percentage by approximately 1%. Accordingly, we will continue to revaluate our options for a more cost beneficial solution. Our operating loss increased slightly to $3,222,000 for the three months ended March 31, 2007, from $3,052 ,000 for the three months ended March 31, 2006. This increase was primarily a result of an increase in stock-based compensation as a result of equity awards granted in the fourth quarter of 2006 as well as incremental expense recorded in connection with the Offer to Exchange, recorded in accordance with SFAS No. 123(R). These increases were partially offset by decreased marketing expenditures in the first quarter of 2007.

Spending decreased in marketing expenses (excluding staff related costs) to $3,182,000 for the first quarter of 2007 from $3,648,000 for the first quarter 2006, primarily as a result of the timing of our campaign.

Our reserve for returns and credit card chargebacks increased to 39.2% of gross sales for the first quarter of 2007 compared to 38.1% for the first quarter of 2006. The increase was primarily caused by a shift in our merchandise mix towards higher end products. However, we believe that this increase in return rates has been more than offset by the higher gross margin dollars and average order sizes that have been generated by this shift in merchandise mix.

A portion of our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell through in its entirety in a prior season and have determined to hold for the next selling season,

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

subject (in some cases) to appropriate mark-downs. In recent years, we have increased the amount of inventory purchased on a pack and hold basis in order to take advantage of opportunities in the market.

At March 31, 2007, we had an accumulated deficit of $119,100,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

RESULTS OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2006.

The following table sets forth our statement of operations data, for the three months ended March 31st. All data is in thousands except as indicated below:

                                               2007                       2006                       2005
                                      ----------------------     ----------------------     ----------------------
                                                     As a %                     As a %                    As a %
                                                     of Net                     of Net                    of Net
                                                     Sales                      Sales                     Sales
                                                   ---------                  ---------                  ---------
Net sales                             $  22,108        100.0%    $  16,876        100.0%    $  13,502        100.0%
Cost of sales                            13,734         62.1%       10,037         59.5%        8,617         63.8%
                                      ---------                  ---------                  ---------
         Gross profit                     8,374         37.9%        6,839         40.5%        4,885         36.2%

Selling and fulfillment expenses          4,399         19.9%        3,433         20.3%        3,141         23.3%
Marketing expenses                        3,611         16.3%        4,031         23.9%          894          6.6%
General and administrative expenses       3,586         16.2%        2,427         14.4%        1,586         11.7%
                                      ---------                  ---------                  ---------
         Total operating expenses        11,596         52.4%        9,891         58.6%        5,621         41.6%

Operating loss                           (3,222)       (14.5)%      (3,052)       (18.1)%        (736)        (5.4)%
Interest (expense) and other income         119          0.5%         (212)        (1.3)%        (157)        (1.2)%
                                      ---------                  ---------                  ---------
         Net loss                        (3,103)       (14.0)%      (3,264)       (19.4)%        (893)        (6.6)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

                                                        2007         2006         2005
                                                     ----------   ----------   ----------
Average Order Size (including shipping & handling)   $   269.21   $   243.92   $   200.06
New Customers Added during the Period                    49,385       38,688       36,765

Net sales: Gross sales for the three months ended March 31, 2007 increased by approximately 33% to $36,367,000 from $27,245,000 for the three months ended March 31, 2006. For the three months ended March 31, 2007, we recorded a provision for returns and credit card chargebacks and other discounts of $14,259,000, or approximately 39.2% of gross sales. For the three months ended March 31, 2006, the provision for returns and credit card chargebacks and other discounts was $10,369,000, or approximately 38.1% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by a shift in our merchandise mix towards higher end products. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended March 31, 2007 were $22,108,000. This represents an increase of approximately 31% compared to the

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

three months ended March 31, 2006, in which net sales totaled $16,876,000. The growth in net sales resulted from both an increase in the number of new customers acquired (over 27% higher compared to the first three months of 2006) and an increase in average order size (over 10% higher compared to the first three months of 2006). For the three months ended March 31, 2007, revenue from shipping and handling (which is included in net sales) increased approximately 25% to $1,202,000 from $965,000 for the three months ended March 31, 2006.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2007 totaled $13,734,000, resulting in gross margin of approximately 37.9%. Cost of sales for the three months ended March 31, 2006 totaled $10,037,000, resulting in gross margin of 40.5%. The gross margin was negatively effected by approximately 1% due to a new shipping method that we used in the first quarter of 2007. We will continue to evaluate our options in order to find a more cost beneficial solution. Gross profit increased by approximately 22%, to $8,374,000 for the three months ended March 31, 2007 compared to $6,839,000 for the three months ended March 31, 2006. The growth in gross profit was primarily the result of increased average order size and growth in sales, which was driven by the continuing success of our merchandising strategy, which focuses on negotiating better prices with vendors as well as selling more in-season product. In-season merchandise has more value to our customers and therefore commands higher margins.

Marketing expenses: Marketing expenses decreased by 10% to $3,611,000 for the three months ended March 31, 2007 from $4,031,000 for the three months ended March 31, 2006.

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses decreased to 16.3% for the three months ended March 31, 2007 from 23.9% for the three months ended March 31, 2006. Total expenses related to the national print and television advertising campaign for the three months ended March 31, 2007 totaled $1.9 million compared to $2.9 million for the three months ended March 31, 2006, and some of this decrease is related to the timing of the launch. The decrease in marketing expenses in the first quarter of 2007 compared to the first quarter of 2006 is attributable to an approximately $981,000 decrease in costs related to the national advertising campaign. This decrease was partially offset by the following increases: $254,000 related to paid search, $65,000 in affiliate expenses, $54,000 in direct mail campaigns and $43,000 related to comparison engines.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by 28% in the first three months of 2007 compared to the first three months of 2006. Selling and fulfillment expenses were comprised of the following:

                                                                                            Percentage
                   Three Months                        Three Months                         Difference
                      Ended           As a % of            Ended           As a % of         increase
                  March 31, 2007      Net Sales       March 31, 2006       Net Sales        (decrease)
                  --------------    --------------    --------------    --------------    --------------
Operating         $    2,266,000              10.2%   $    1,750,000              10.4%               29%
Technology             1,167,000               5.3%          971,000               5.7%               20%
E-Commerce               966,000               4.4%          712,000               4.2%               36%
                  --------------    --------------    --------------    --------------    --------------
                  $    4,399,000              19.9%   $    3,433,000              20.3%               28%

As a percentage of net sales, our selling and fulfillment expenses decreased to 19.9% for the three months ended March 31, 2007 from 20.3% for the three months ended March 31, 2006.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first three months of 2007 by approximately 29% compared to the first three months of 2006 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders and processing returns) and an increase in customer service and salary related expenses. Included in operating expenses for 2006, was a refund from one of our credit card processors due to the fact that it had charged us at incorrect rates during previous periods.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended March 31, 2007, technology expenses increased by approximately 20% compared to the three months ended March 31, 2006. This increase resulted from an increase in salary related expenses, as well as an increase in software support, depreciation, training and web hosting expenses. The increase was partially offset by a decrease in consulting expenses as most

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

of the consulting expenses incurred in the first quarter 2007 were related to the development of our new Web site and capitalized accordingly. For the three months ended March 31, 2007, approximately $534,000 of expenses was capitalized in connection with the development of our new Web site.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the three months ended March 31, 2007, e-commerce expenses increased by approximately 36% as compared to the three months ended March 31, 2006, primarily due to an increase in salary related expenses as well as an increase in expenses associated with photo shoots, supplies and research tools. In addition, for the three months ended March 31, 2007, equity based compensation increased compared to the three months ended March 31, 2006, as a result of the Exchange Offer and new equity awards.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2007 increased by approximately 48% to $3,586,000 as compared to $2,427,000 for the three months ended March 31, 2006. The increase in general and administrative expenses was primarily the result of the recording of an additional $999,000 of equity based compensation related to equity awards granted during the fourth quarter of 2006 (stock based compensation expense was approximately $1.5 million in the first quarter 2007 compared to $481,000 in the first quarter 2006) as well as increased consulting and professional fees of $33,000.

As a percentage of net sales, general and administrative expenses for the first three months of 2007 increased to approximately 16.2% from 14.4% for the first three months of 2006.

Loss from operations: Operating loss increased slightly in the first three months of 2007 to $3,222,000 from $3,052,000 in the first three months of 2006.

Interest and other income: Other income for the three months ended March 31, 2007 increased to $195,000 from $45,000 for the three months ended March 31, 2006. These amounts related primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the three months ended March 31, 2007 totaled $76,000, compared to $257,000 for the three months ended March 31, 2006. Interest expense for the three months ended March 31, 2006 included fees paid in connection with our Credit Facility, as well as interest expense on our then outstanding promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

General

At March 31, 2007, we had approximately $14.3 million in cash and cash equivalents. Working capital at March 31, 2007 and 2006 was $32.0 million and $15.7 million, respectively. Working capital at December 31, 2006 was $34.0 million. In addition, as of March 31, 2007, we had approximately $2.8 million committed under the Credit Facility, leaving approximately $4.7 million of availability.

We fund our operations through cash on hand, operating cash flow and the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance with respect to these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, we sometimes make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of March 31, 2007, we had approximately $378,000 of prepaid inventory on our balance sheet.

Our inventory levels as of March 31, 2007 were approximately $4.8 million higher than at March 31, 2006. The increase in inventory generally reflects a ramp up in connection with our sales growth. However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

On June 15, 2006, we raised $50 million of additional capital through the sale of 60,975,610 shares of our Common Stock. We used $25 million of the proceeds from such sale to pay all accrued but unpaid dividends on the Preferred Stock converted by Soros in connection with such sale and to payoff the convertible promissory notes held by Soros. The remaining proceeds from the sale are being used for general corporate purposes.

We believe that our current funds, together with operating cash flow, and availability under our existing Credit Facility will be sufficient to enable us to meet our planned expenditures through at least the next 12 months.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo. Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Historically, the Credit Facility had also been secured by the Soros LC. In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, we agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of March 31, 2007, total availability under the Credit Facility was approximately $7,500,000 of which $2,800,000 was committed, leaving approximately $4,700,000 available for further borrowings.

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

Commitments and Long Term Obligations

As of March 31, 2007, we had the following commitments and long term obligations:

                                             Less than         1-3           3-5        More than 5
                               Total          1 year          years         years          years
                            ------------   ------------   ------------   ------------   ------------
Marketing and Advertising   $    671,000        671,000                            --             --
Purchase Orders               14,058,000     14,058,000             --             --             --
Operating Leases               1,280,000        486,000        794,000             --             --
Technology Commitments           206,000        206,000             --             --             --
Employment Contracts           3,883,000      2,032,000      1,851,000             --             --
                            ------------   ------------   ------------   ------------   ------------
     Grand total            $ 20,098,000     17,453,000      2,645,000             --             --

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

ITEM 4. CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; the success of our advertising campaign; risks associated with Soros, private funds associated with Maverick Capital Ltd. and private funds associated with and Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Report:

EXHIBIT NUMBER                                 DESCRIPTION
--------------      ------------------------------------------------------------
     10.1           Offer  to   Exchange,   dated  as  of   January   25,   2007
                    (incorporated by reference to Exhibit (a)(1)(A) to the Schedule TO filed by the Company with the Securities and Exchange Commission on January 25, 2007).

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2007

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

                                                 BLUEFLY, INC.


                                                 By: /s/ Melissa Payner-Gregor
                                                     ---------------------------
                                                     Melissa Payner-Gregor
                                                     Chief Executive Officer


                                                 By: /s/ Patrick C. Barry
                                                     ---------------------------
                                                     Patrick C. Barry
                                                     Chief Financial Officer

May 9, 2007