Form 10-Q
period 2007-06-30
BLUEFLY INC
filed 2007-08-08
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
       For the quarterly period ended June 30, 2007

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

As of August 6, 2007, the issuer had outstanding 130,917,544 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

Part I . Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2007
               and December 31, 2006 (unaudited)                             3

         Condensed Statements of Operations for the six months ended
               June 30, 2007 and 2006 (unaudited)                            4

         Condensed Statements of Operations for the three months ended
               June 30, 2007 and 2006 (unaudited)                            5

         Condensed Statements of Changes in Shareholders' Equity for the
               six months ended June 30, 2007 (unaudited)                    6

         Condensed Statements of Cash Flows for the six months ended
               June 30, 2007 and 2006 (unaudited)                            7

         Condensed Notes to Financial Statements (unaudited)                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
               and Results of Operations                                     12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          18

Item 4.  Controls and Procedures                                             19

Part II. Other Information                                                   19

Item 1.  Legal Proceedings                                                   19

Item 4.  Submission of Matters to a Vote of Security Holders                 20

Item 6.  Exhibits                                                            21

Signatures                                                                   22

Part I - FINANCIAL INFORMATION
Item 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.

CONDENSED BALANCE SHEETS (Unaudited)

                                                                                       JUNE 30,         DECEMBER 31,
                                                                                         2007              2006
                                                                                   ---------------    ---------------
                                     ASSETS
Current assets
  Cash and cash equivalents                                                        $    14,626,000    $    20,188,000
  Inventories, net                                                                      23,081,000         24,189,000
  Accounts receivable, net of allowance for doubtful accounts                            2,350,000          2,719,000
  Prepaid inventory                                                                        569,000            616,000
  Prepaid expenses                                                                         846,000            341,000
  Other current assets                                                                     586,000            553,000
                                                                                   ---------------    ---------------
        Total current assets                                                            42,058,000         48,606,000

Property and equipment, net                                                              4,939,000          3,573,000

Other assets                                                                               220,000            251,000
                                                                                   ---------------    ---------------
       Total assets                                                                $    47,217,000    $    52,430,000
                                                                                   ===============    ===============
Current liabilities
  Accounts payable                                                                 $     4,308,000    $     4,822,000
  Allowance for sales returns                                                            3,251,000          5,043,000
  Accrued expenses and other current liabilities                                         1,324,000          1,908,000
  Deferred revenue                                                                       2,532,000          2,830,000
                                                                                   ---------------    ---------------
       Total current liabilities                                                        11,415,000         14,603,000

Other long-term liabilities                                                                131,000                 --

       Total liabilities                                                           $    11,546,000    $    14,603,000
                                                                                   ---------------    ---------------
Commitments and contingencies

Shareholders' equity
  Series F Preferred stock - $.01 par value; 7,000 shares authorized, 571.43 issued and outstanding as of June 30, 2007 and December 31, 2006
    (liquidation preference: $571,000 plus accrued dividends of $84,000, and
    $62,000 as of June 30, 2007 and December 31, 2006, respectively)                            --                 --
  Common stock - $.01 par value; 200,000,000 and 152,000,000 shares authorized as of June 30, 2007 and December 31, 2006, respectively, 131,041,942 and
    130,484,854, issued as of June 30, 2007 and December 31, 2006, respectively,
    130,915,039 and 130,484,854 shares outstanding as of June 30, 2007 and
    December 31, 2006, respectively                                                      1,309,000          1,305,000
  Treasury Stock                                                                          (160,000)                --
  Additional paid-in capital                                                           155,764,000        152,519,000
  Accumulated deficit                                                                 (121,242,000)      (115,997,000)
                                                                                   ---------------    ---------------
     Total shareholders' equity                                                         35,671,000         37,827,000
                                                                                   ---------------    ---------------
     Total liabilities and shareholders' equity                                    $    47,217,000    $    52,430,000
                                                                                   ===============    ===============

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                               ----------------------------------
                                                                     2007              2006
                                                               ---------------    ---------------
Net sales                                                      $    43,716,000    $    33,669,000
Cost of sales                                                       26,879,000         19,784,000
                                                               ---------------    ---------------
  Gross profit                                                      16,837,000         13,885,000

Selling and fulfillment expenses                                     8,945,000          7,281,000
Marketing expenses                                                   6,323,000          5,760,000
General and administrative expenses                                  7,040,000          5,650,000
                                                               ---------------    ---------------
  Total operating expenses                                          22,308,000         18,691,000

Operating loss                                                      (5,471,000)        (4,806,000)

Interest income                                                        364,000            112,000
Interest and other expense                                            (138,000)          (471,000)
                                                               ---------------    ---------------

Net loss                                                       $    (5,245,000)   $    (5,165,000)

Preferred stock dividends                                              (22,000)        (2,221,000)

Deemed dividends related to beneficial conversion feature on
 Series F Preferred Stock                                                   --         (3,857,000)

Net loss available to common shareholders                      $    (5,267,000)   $   (11,243,000)
                                                               ===============    ===============

Basic and diluted loss per common share                        $         (0.04)   $         (0.37)
                                                               ===============    ===============
Weighted average common shares outstanding
(basic and diluted)                                                130,499,858         30,372,393
                                                               ===============    ===============

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                            JUNE 30,
                                                               ----------------------------------
                                                                     2007              2006
                                                               ---------------    ---------------
Net sales                                                      $    21,608,000    $    16,793,000
Cost of sales                                                       13,145,000          9,747,000
                                                               ---------------    ---------------
  Gross profit                                                       8,463,000          7,046,000

Selling and fulfillment expenses                                     4,546,000          3,848,000
Marketing expenses                                                   2,712,000          1,729,000
General and administrative expenses                                  3,454,000          3,223,000
                                                               ---------------    ---------------
  Total operating expenses                                          10,712,000          8,800,000

Operating loss                                                      (2,249,000)        (1,754,000)

Interest income                                                        169,000             67,000
Interest and other expense                                             (62,000)          (214,000)
                                                               ---------------    ---------------

Net loss                                                       $    (2,142,000)   $    (1,901,000)

Preferred stock dividends                                              (11,000)          (990,000)

Deemed dividends related to beneficial conversion feature on
 Series F Preferred Stock                                                   --         (3,857,000)
                                                               ---------------    ---------------
Net loss available to common shareholders                      $    (2,153,000)   $    (6,748,000)
                                                               ===============    ===============

Basic and diluted loss per common share                        $         (0.02)   $         (0.17)
                                                               ===============    ===============
Weighted average common shares outstanding
(basic and diluted)                                                130,508,897         40,267,334
                                                               ===============    ===============

    The accompanying notes are an integral part of these condensed financial statements.

             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
         YEAR ENDED DECEMBER 31, 2005, 2006 AND FOR THE SIX MONTHS ENDED
                            JUNE 30, 2007 (Unaudited)

                                                         PREFERRED STOCK              COMMON STOCK
                                                         $.01 PAR VALUE              $.01 PAR VALUE             TREASURY STOCK
                                                     ----------------------    --------------------------   ----------------------
                                                     NUMBER OF                  NUMBER OF                   NUMBER OF
                                                       SHARES       AMOUNT       SHARES          AMOUNT       SHARES      AMOUNT
                                                     ----------    --------    -----------    -----------   ---------   ----------
Balance at January 1, 2005                            9,358,550    $ 94,000     15,241,756    $   152,000          --   $       --
                                                     ----------    --------    -----------    -----------   ---------   ----------
Sale of Series F Preferred Stock ($1,000 per
  share net of expenses of $249,000)                      7,000          --             --             --          --           --

Shares Of Series D Preferred Stock
  Converted into Common Stock                              (823)   $     --      1,454,645         15,000          --           --

Shares Of Series F Preferred Stock
  Converted into Common Stock                            (1,720)   $     --        765,481          8,000          --           --

Expense recognized in connection with
   Issuance of Options                                       --          --             --             --          --           --

Exercise of Employee Options                                 --          --      1,597,284         16,000          --           --

Net Loss                                                     --          --             --             --          --           --
                                                     ----------    --------    -----------    -----------   ---------   ----------
Balance at December 31, 2005                          9,363,007      94,000     19,059,166    $   191,000          --           --
                                                     ----------    --------    -----------    -----------   ---------   ----------
Conversion of Preferred Stock                        (9,362,436)    (94,000)    48,545,527        485,000          --           --

Stock based compensation                                     --          --             --             --          --           --

Sale of Common Stock, net of issuance expenses
  of approximately $2.0 million                              --          --     60,975,610        610,000          --           --

Issuance of Common Stock to Placement Agent                  --          --      1,000,000         10,000          --           --

Warrants Issued to Third-Party                               --          --             --             --          --           --

Dividends Paid to Related Party Shareholders                 --          --             --             --          --           --

Deemed Dividends related to beneficial conversion
  on Series F Preferred Stock                                --          --             --             --          --           --

Exercise of Employee Options                                 --          --         43,330             --          --           --

Issuance of Restricted Stock                                 --          --        861,221          9,000          --           --

Net Loss                                                     --          --             --             --          --           --
                                                     ----------    --------    -----------    -----------   ---------   ----------
Balance at December 31, 2006                                571    $     --    130,484,854    $ 1,305,000          --   $       --
                                                     ----------    --------    -----------    -----------   ---------   ----------
Stock based compensation                                     --          --        (12,173)            --          --           --

Issuance of Restricted Stock                                 --          --        414,942          4,000          --           --

Purchase of Treasury Stock                                   --          --             --             --     126,903     (160,000)

Exercise of Employee Options                                 --          --         25,556             --          --           --

Exercise of Related Party Warrant                            --          --          1,860             --          --           --

Net Loss                                                     --          --             --             --          --           --
                                                     ----------    --------    -----------    -----------   ---------   ----------
Balance at June 30, 2007                                    571    $     --    130,915,039    $ 1,309,000     126,903   $ (160,000)
                                                     ----------    --------    -----------    -----------   ---------   ----------

                                                       ADDITIONAL                           TOTAL
                                                        PAID-IN        ACCUMULATED      SHAREHOLDERS'
                                                        CAPITAL          DEFICIT           EQUITY
                                                     -------------    --------------    -------------
Balance at January 1, 2005                           $ 107,270,000    $  (96,127,000)   $  11,389,000
                                                     -------------    --------------    -------------
Sale of Series F Preferred Stock ($1,000 per
  share net of expenses of $249,000)                     6,751,000                --        6,751,000

Shares Of Series D Preferred Stock
  Converted into Common Stock                              (15,000)               --               --

Shares Of Series F Preferred Stock
  Converted into Common Stock                               (8,000)               --               --

Expense recognized in connection with
   Issuance of Options                                      41,000                --           41,000

Exercise of Employee Options                             1,488,000                --        1,504,000

Net Loss                                                        --        (3,820,000)      (3,820,000)
                                                     -------------    --------------    -------------
Balance at December 31, 2005                         $ 115,527,000    $  (99,947,000)   $  15,865,000
                                                     -------------    --------------    -------------
Conversion of Preferred Stock                             (391,000)               --               --

Stock based compensation                                 4,454,000                --        4,454,000

Sale of Common Stock, net of issuance expenses
  of approximately $2.0 million                         47,420,000                --       48,030,000

Issuance of Common Stock to Placement Agent              1,070,000                --        1,080,000

Warrants Issued to Third-Party                              67,000                --           67,000

Dividends Paid to Related Party Shareholders           (19,512,000)               --      (19,512,000)

Deemed Dividends related to beneficial conversion
  on Series F Preferred Stock                            3,857,000        (3,857,000)              --

Exercise of Employee Options                                36,000                --           36,000

Issuance of Restricted Stock                                (9,000)               --               --

Net Loss                                                        --       (12,193,000)     (12,193,000)
                                                     -------------    --------------    -------------
Balance at December 31, 2006                         $ 152,519,000    $ (115,997,000)   $  37,827,000
                                                     -------------    --------------    -------------
Stock based compensation                                 3,227,000                --        3,227,000

Issuance of Restricted Stock                                (4,000)               --               --

Purchase of Treasury Stock                                      --                --         (160,000)

Exercise of Employee Options                                22,000                --           22,000

Exercise of Related Party Warrant                               --                --               --

Net Loss                                                        --        (5,245,000)      (5,245,000)
                                                     -------------    --------------    -------------
Balance at June 30, 2007                             $ 155,764,000    $ (121,242,000)   $  35,671,000
                                                     -------------    --------------    -------------

    The accompanying notes are an integral part of these condensed financial statements

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     SIX MONTHS ENDED
                                                                         JUNE 30,
                                                               ------------------------------
                                                                   2007             2006
                                                               -------------    -------------
Cash flows from operating activities
  Net loss                                                     $  (5,245,000)   $  (5,165,000)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Depreciation and amortization                                   836,000          729,000
     Stock based compensation                                      3,227,000        1,223,000
     Warrant issued to consultant                                         --           67,000
     Provisions for returns                                       (1,791,000)        (482,000)
     Bad debt expense                                                298,000          448,000
     Reserve for inventory obsolescence                              402,000          615,000
     Warrant issued to supplier                                           --          133,000
    Changes in operating assets and liabilities:
     (Increase) decrease in
       Inventories                                                   706,000       (4,985,000)
       Accounts receivable                                            71,000         (850,000)
       Prepaid expenses                                             (458,000)         321,000
       Other current assets                                         (193,000)        (109,000)
     Increase (decrease) in
       Accounts payable                                             (383,000)      (2,131,000)
       Accrued expenses                                             (411,000)       1,641,000
       Interest payable to related party shareholders                     --          271,000
       Deferred revenue                                             (298,000)         480,000
                                                               -------------    -------------
Net cash (used in) provided by operating activities               (3,239,000)      (7,794,000)
                                                               -------------    -------------
Cash flows from investing activities

 Purchase of property and equipment                               (2,171,000)        (592,000)
                                                               -------------    -------------
 Net cash (used in) provided by investing activities              (2,171,000)        (592,000)
                                                               -------------    -------------
Cash flows from financing activities
  Payments of capital lease obligation                               (14,000)         (27,000)
  Net proceeds from exercise of stock options                         22,000               --
  Purchase of Treasury Stock                                        (160,000)              --
  Net proceeds from June 2006 Financing                                   --       48,002,000
  Repayment of related party Notes Payable and interest                   --       (5,488,000)
  Dividends paid to related party shareholders                            --      (19,512,000)
                                                               -------------    -------------
  Net cash (used in) provided by financing activities               (152,000)      22,975,000
                                                               -------------    -------------

Net (decrease) increase  in cash and cash equivalents             (5,562,000)      14,589,000
Cash and cash equivalents - beginning of period                   20,188,000        9,408,000
                                                               -------------    -------------
Cash and cash equivalents - end of period                      $  14,626,000    $  23,997,000
                                                               =============    =============

Supplemental schedule of non-cash investing and
 financing activities:
 Cash paid for interest                                        $      61,000    $      92,000
                                                               =============    =============
 Cash paid for interest - to related shareholder                          --    $   1,488,000
                                                               =============    =============
 Warrant issued to consultant                                             --    $      67,000
                                                               =============    =============
 Deemed dividend related to beneficial conversion
  feature on Series F Preferred Stock                                     --    $   3,857,000
                                                               =============    =============

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

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

Restricted Stock Awards granted pursuant to the Exchange Offer vest and become free from restriction one year from the date of the exchange, except if the grantee made an election under Section 83(b) of the Internal Revenue Code of 1986, as amended, in which case the restrictions on such Restricted Stock Award lapsed only with respect to the number of shares needed to satisfy any applicable tax withholding as of the date that the Company received such election, as more fully described in the Offer to Exchange. The minimum period for full vesting of Deferred Stock Unit Awards is two years from the date of exchange. The length of the vesting schedule applicable to each Deferred Stock Unit Award was based on the final vesting date of the eligible stock option as follows:

                   DEFERRED STOCK UNIT AWARDS VESTING SCHEDULE

FINAL VESTING DATE OF ELIGIBLE
      STOCK OPTION AS OF         TOTAL VESTING PERIOD OF DEFERRED   PERCENTAGE OF DEFERRED STOCK
     DATE OF CANCELLATION                STOCK UNIT AWARDS          UNIT AWARDS VESTED QUARTERLY*
------------------------------   --------------------------------   -----------------------------
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

The shares of common stock underlying the Deferred Stock Unit Award will be delivered on the Delivery Date. The Delivery Date is the date on which the earliest of the following occurs:

                                    DELIVERY DATE
          ----------------------------------------------------------------------
          o 2 years from the date of grant (with respect to Deferred Stock Units Awards exchanged for eligible stock options with a vesting date prior to August 31, 2007)

               OR

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

Pursuant to the Exchange Offer, options to purchase an aggregate of 1,562,000 shares of Common Stock were exchanged in return for an aggregate of 472,471 Restricted Stock Awards and an aggregate of 394,405 Deferred Stock Unit Awards. In connection with the Exchange Offer, the Company will recognize $916,000 of expense over the next three years. For the six months ended June 30, 2007 approximately $301,000 of this amount has been expensed.

NOTE 4 - FINANCING AGREEMENT

The Company has a three year revolving credit facility (the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets. Historically, the Credit Facility had also been secured by a $2,000,000 letter of credit issued by an affiliate of Soros Fund Management LLC ("Soros") in favor of Wells Fargo (the "Soros LC"). In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, the Company agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of June 30, 2007, total availability under the Credit Facility was approximately $6,800,000, of which $3,200,000 was committed, leaving approximately $3,600,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty
(30) days such letter of credit, or a portion thereof, remains open. For the six months ended June 30, 2007 and 2006, the Company incurred approximately $61,000 and $ 92,000, respectively, in connection with these fees.

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

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

Security                       June 30, 2007      Exercise Prices   June 30, 2006   Exercise Prices
----------------------------   -------------      ---------------   -------------   ---------------
Options                            3,541,908      $0.80 - $14.38        8,103,028    $0.69 - $16.47
Restricted Stock Awards/DSUs      10,800,688 (2)              --               --                --
Warrants                           1,214,249       $0.78 - $3.96        1,945,893    $0.78 - $ 3.96
Preferred Stock                      696,341 (1)              --               --                --


(1) At June 30, 2007, there were 571 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 696,341 shares of Common Stock (excluding dividends).

(2)  Includes both Restricted Stock Awards and DSUs.

NOTE 6 - STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statement of Operations for the six months ended June 30, 2007 was $3,227,000, compared to $1,223,000 for the six months ended June 30, 2006.

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

The following table summarizes the Company's stock option activity:

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

                                          NUMBER           WEIGHTED
                                            OF             AVERAGE
                                          SHARES        EXERCISE PRICE
                                      --------------    --------------
Balance at December 31, 2006               5,417,116    $         1.68
                                      --------------
Options granted                               30,000    $         1.05
Options canceled                          (1,879,652)   $         2.87
Options exercised                            (25,556)   $         0.89
                                      --------------
Balance at June 30, 2007                   3,541,908    $         1.06

Vested at December 31, 2006                3,682,877    $         1.83
Vested at June 30, 2007                    2,672,684    $         1.03

During the second quarter of 2007, 311,063 options vested. Of these options 220,900 were canceled or expired. The total fair value of the options vested (including those canceled) during the quarter ended June 30, 2007 was approximately $292,000. During the quarter, 30,000 options were granted. At June 30, 2007, the aggregate intrinsic value of the fully vested options was $131,000 and the weighted average remaining contractual life of the options was 6.2 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the first half of 2007, except for those described in connection with the Offer to Exchange. Approximately 18,056 options with an intrinsic value of approximately $3,600 were exercised during the second quarter of 2007. No cash was used to settle equity instruments granted under the Plans during the second quarter of 2007.

As of June 30, 2007, the total compensation cost related to non-vested awards not yet recognized was $699,000. Total compensation cost is expected to be recognized over 2 years on a weighted average basis.

RESTRICTED STOCK AWARDS AND DEFERRED STOCK UNIT AWARDS

The following table is a summary of activity related to Restricted Stock Awards and Deferred Stock Unit Awards for employees at June 30, 2007:

                                                      RESTRICTED        DEFERRED STOCK
                                                      STOCK AWARDS        UNIT AWARDS
                                                   ----------------    ---------------
Balance at January 1, 2007                                  861,221          9,862,267
Shares/Units Granted                                        414,942            544,405
Shares/Units Forfeited                                      (12,173)            (8,753)
Shares/Units Restriction Lapses                             861,221                 --
Balance at June 30, 2007                                    402,769         10,397,919

Weighted Average Grant Date Fair Value Per share   $           1.27    $          0.95
Aggregate Grant Date Fair Value                    $        511,517    $     9,878,023

Vesting Service Period of Shares Granted                  12 months       12-36 months
Number of shares/units vested at June 30, 2007                   --                 --
Number of shares/units unvested at June 30, 2007            402,769         10,397,919

For the quarter ended June 30, 2007, the Company recognized an expense of approximately $1.4 million in connection with these awards.

As of June 30, 2007, the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $8.9 million. Total compensation cost is expected to be recognized over a two year period.

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past five years, our sales have grown at a compounded annual growth rate of approximately 30%. During that same time, our gross margin levels have increased from a range between 21.3% and 38.6% during 2003 to a range between 37.4% and 42.0% during 2006 and 2007.

The increase in our margin and sales over the past few years is the direct result of the merchandise strategy that we began to implement in spring 2004. As part of that strategy, we are bringing the latest fashion trends to our customer for great value and more current season merchandise. While there will be some fluctuation in our gross margin percentage from quarter to quarter as we further develop our merchandising and marketing strategy (for example, our gross margin percentage decreased for the second quarter of 2007 as compared to the second quarter of 2006), we believe that we will be able to maintain margins in the 38% to 40% range.

We believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we have invested much more aggressively in marketing during the past 21 months.

Our net sales increased by approximately 29% to $21,608,000 for the three months ended June 30, 2007 from $16,793,000 for the three months ended June 30, 2006. Our gross margin decreased to 39.2% for the three months ended June 30, 2007 from 42.0% for the three months ended June 30, 2006. Our gross profit increased by approximately 20% to $8,463,000 for the three months ended June 30, 2007 from $7,046,000 for the three months ended June 30, 2006. Our operating loss increased to $2,249,000 for the three months ended June 30, 2007 from $1,754,000 for the three months ended June 30, 2006. This increase was primarily a result of an increase in stock-based compensation as a result of equity awards granted in the fourth quarter of 2006 as well as incremental expense recorded in accordance with SFAS No. 123(R) in connection with the Offer to Exchange. Increased marketing expenses (excluding staff related costs) of $2,389,000 for the second quarter of 2007 from $1,309,000 for the second quarter 2006 also contributed to the increase in the operating loss.

Our reserve for returns and credit card chargebacks increased to 42.1% of gross sales for the second quarter of 2007 compared to 41.8% for the second quarter of 2006. The increase was primarily caused by a shift in our merchandise mix towards higher end products. However, we believe that this increase in return rates has been more than offset by the higher gross margin dollars and average order sizes that have been generated by this shift in our merchandise mix. In addition, gross margin dollars per order continues to increase.

A portion of our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell through in its entirety in a prior season and have determined to hold for the next selling season, subject to appropriate mark-downs. In recent years, we have increased the amount of inventory purchased on a pack and hold basis in order to take advantage of opportunities in the market.

At June 30, 2007, we had an accumulated deficit of $121,242,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of Preferred Stock. In order to expand our business, we intend to invest in sales, marketing,

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

RESULTS OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2007 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2006

The following table sets forth our statement of operations data for the six months ended June 30. All data is in thousands except as indicated below:

                                                2007                         2006                         2005
                                      ------------------------     ------------------------     ------------------------
                                                    As a % of                    As a % of                    As a % of
                                                    Net Sales                    Net Sales                    Net Sales
                                                    ----------                   ----------                   ----------
Net sales                             $   43,716         100.0%    $   33,669         100.0%    $   25,531         100.0%
Cost of sales                             26,879          61.5%        19,784          58.8%        15,995          62.6%
                                      ----------                   ----------                   ----------
        Gross profit                      16,837          38.5%        13,885          41.2%         9,536          37.4%

Selling and fulfillment expenses           8,945          20.4%         7,281          21.6%         6,168          24.1%
Marketing expenses                         6,323          14.5%         5,760          17.1%         1,935           7.6%
General and administrative expenses        7,040          16.1%         5,650          16.8%         3,188          12.5%
                                      ----------                   ----------                   ----------
        Total operating expenses          22,308          51.0%        18,691          55.5%        11,291          44.2%

Operating loss                            (5,471)        (12.5)%       (4,806)        (14.3)%       (1,755)         (6.8)%
Interest (expense) and other income          226           0.5%          (359)         (1.1)%         (307)         (1.2)%
                                      ----------                   ----------                   ----------
         Net loss                         (5,245)        (12.0)%       (5,165)        (15.4)%       (2,062)         (8.0)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the six months ended June 30, as indicated below:

                                                       2007           2006          2005
                                                    ----------     ----------    ----------
Average Order Size (including shipping & handling)  $   276.49     $   246.13    $   207.54
New Customers Added during the Period                   94,487         76,487        66,326

NET SALES: Gross sales for the six months ended June 30, 2007 increased by approximately 31% to $73,694,000 from $56,117,000 for the six months ended June 30, 2006. For the six months ended June 30, 2007, we recorded a provision for returns and credit card chargebacks and other discounts of $29,978,000, or approximately 41% of gross sales. For the six months ended June 30, 2006, the provision for returns and credit card chargebacks and other discounts was $22,448,000, or approximately 40% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase in return rate was primarily caused by an increase in average order size as well as a shift in our merchandise mix towards higher end products. However, we believe that this increase in return rates has been more than offset by the higher gross profit and average order sizes that have been generated by this shift in merchandise mix. Gross margin dollars per order continue to increase, growing to $64.68 for the six months ended June 30, 2007 from $61.92 for the six months ended June 30, 2006.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the six months ended June 30, 2007 were $43,716,000. This represents an increase of approximately 29.8% compared to the six months ended June 30, 2006, in which net sales totaled $33,669,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 24% higher compared to the first half 2006) and an increase in average order size (over 12% higher compared to the first half 2006). For the six months ended June 30, 2007 revenue from shipping and handling (which is included in net sales) increased approximately 21% in 2007 to $2,391,000 from $1,970,000 in 2006.

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

COST OF SALES: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 2007 totaled $26,879,000, resulting in gross margin of approximately 38.5%. Cost of sales for the six months ended June 30, 2006 totaled $19,784,000, resulting in gross margin of 41.2%. Gross profit increased by 21%, to $16,837,000 for the six months ended June 30, 2007 compared to $13,885,000 for the six months ended June 30, 2006. The growth in gross profit was the result of increased sales. The growth in the high-end designer business has a significant impact on the overall mix of the business which continues to negatively impact the gross margin percentage. The combination of the high demand for this merchandise and the decline of the dollar versus the Euro had a negative impact on the designer accessory and shoe gross margins, however the gross margin dollars per order continue to grow.

MARKETING EXPENSES: Marketing expenses increased by approximately 10% to $6,323,000 for the six months ended June 30, 2007 compared to $5,760,000 for the six months ended June 30, 2006. While net sales for the six months increased by almost 30%, our marketing expenses as a percentage of net sales decreased to 14.5% for the six months ended June 30, 2007 from 17.1% for the six months ended June 30, 2006.

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. Total expenses related to the national print and television advertising campaign for the six months ended June 30, 2007 totaled $2.8 million compared to $3.1 million for the six months ended June 30, 2006. The increase in marketing expenses was attributable to an increase in online marketing expenses including affiliates, email and sweepstakes. These increases were partially offset by a decrease of $332,000 in connection with costs associated with our national advertising campaign.

SELLING AND FULFILLMENT EXPENSES: Selling and fulfillment expenses increased by approximately 23% in the first six months of 2007 compared to the first six months of 2006. Selling and fulfillment expenses were comprised of the following:

                Six Months Ended    As a % of    Six Months Ended    As a % of    Percentage Difference
                 June 30, 2007      Net Sales     June 30, 2006      Net Sales     increase (decrease)
                ----------------    ---------    ----------------    ---------    ---------------------
Operating              4,732,000         10.8%          3,699,000         11.0%            28%
Technology             2,399,000          5.5%          1,989,000          5.9%            21%
E-Commerce             1,814,000          4.2%          1,593,000          4.7%            14%
                ----------------    ---------    ----------------    ---------
                $      8,945,000         20.5%   $      7,281,000         21.6%            23%

As a percentage of net sales, our selling and fulfillment expenses decreased to 20.5% for the six months ended June 30, 2007 from 21.6% for the six months ended June 30, 2006.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first six months of 2007 by approximately 28% compared to the first six months of 2006 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees) and an increase in salary related expenses, as well as incremental one time costs of approximately $170,000 incurred in connection with our move to a new third party fulfillment center. Included in operating expenses for 2006, was a refund from one of our credit card processors due to the fact that it had charged us at incorrect rates during previous periods.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the six months ended June 30, 2007, technology expenses increased by approximately 21% compared to the six months ended June 30, 2006. This increase resulted from an increase in salary related expenses, as well as an increase in software support, web hosting and training. This increase was partially offset by a decrease in consulting expenses as most of the consulting expenses incurred in the first half of 2007 were related to the development of our new Web site and capitalized accordingly. For the first six months of 2007 approximately $1,219,000 was capitalized in connection with the development of our new Web site.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the six months ended June 30, 2007, e-commerce expenses increased by approximately 14% as compared to the six months ended June 30, 2006, primarily due to an increase in salary related expenses as well as an increase in expenses associated with photo shoots. In

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

addition, for the six months ended June 30, 2007, equity based compensation increased compared to the six months ended June 30, 2006, as a result of the Exchange Offer and new equity awards.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the six months ended June 30, 2007 increased by approximately 25% to $7,040,000 as compared to $5,650,000 for the six months ended June 30, 2006. The increase in general and administrative expenses was primarily the result of the recording of $2,844,000 of expense related to employee stock options in the six month period and increased consulting and professional fees of $141,000. These increases were partially offset by a decrease in salary and salary related expenses of $291,000 and a decrease in public company expenses of $142,000.

As a percentage of net sales, general and administrative expenses for the first half of 2007 decreased slightly to 16.1% from 16.8% for the first half of 2006.

LOSS FROM OPERATIONS: Operating loss increased by approximately 14% in the first six months of 2007 to $5,471,000 from $4,806,000 in the first six months of 2006, as the increase in net sales and gross margin were more than offset by the incremental marketing expenses and an increase in expenses related to employee stock options.

INTEREST INCOME: Other income for the six months ended June 30, 2007 increased to $364,000 from $112,000 for the six months ended June 30, 2006. These amounts relate primarily to interest income earned on our cash balances.

INTEREST AND OTHER EXPENSE: Interest expense for the six months ended June 30, 2007 totaled $138,000, compared to $471,000 for the six months ended June 30, 2006. Interest expense relates to fees paid in connection with our Credit Facility, as well as interest expense on the Notes that were repaid in June 2006.

FOR THE THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2006.

The following table sets forth our statement of operations data, for the three months ended June 30. All data is in thousands except as indicated below:

                                                2007                         2006                         2005
                                      ------------------------     ------------------------     ------------------------
                                                    As a % of                    As a % of                    As a % of
                                                    Net Sales                    Net Sales                    Net Sales
                                                    ----------                   ----------                   ----------
Net sales                             $   21,608         100.0%    $   16,793         100.0%    $   12,029         100.0%
Cost of sales                             13,145          60.8%         9,747          58.0%         7,378          61.3%
                                      ----------                   ----------                   ----------
        Gross profit                       8,463          39.2%         7,046          42.0%         4,651          38.7%

Selling and fulfillment expenses           4,546          21.0%         3,848          22.9%         3,027          25.1%
Marketing expenses                         2,712          12.6%         1,729          10.3%         1,041           8.7%
General and administrative expenses        3,454          16.0%         3,223          19.2%         1,602          13.3%
                                      ----------                   ----------                   ----------
        Total operating expenses          10,712          49.6%         8,800          52.4%         5,670          47.1%

Operating loss                            (2,249)        (10.4)%       (1,754)        (10.4)%       (1,019)         (8.4)%
Interest (expense) and other income          107           0.5%          (147)         (0.9)%         (150)         (1.2)%
                                      ----------                   ----------                   ----------
        Net loss                          (2,142)         (9.9)%       (1,901)        (11.3)%       (1,169)         (9.6)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended June 30, as indicated below:

                                                       2007           2006         2005
                                                    ----------     ----------    ----------
Average Order Size (including shipping & handling)  $   284.01     $   248.32    $   216.09
New Customers Added during the Period                   45,102         37,779        29,561

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

NET SALES: Gross sales for the three months ended June 30, 2007 increased by 29% to $37,327,000 from $28,872,000 for the three months ended June 30, 2006. For the three months ended June 30, 2007, we recorded a provision for returns and credit card chargebacks and other discounts of $15,719,000, or approximately 42.1% of gross sales. For the three months ended June 30, 2006, the provision for returns and credit card chargebacks and other discounts was $12,079,000, or approximately 41.8% of gross sales. The increase in the return rate in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by a shift in our merchandise mix towards higher end products. However, we believe that this increase in return rates has been more than offset by the higher gross margins and average order sizes that have been generated by this shift in merchandise mix. Gross margin dollars per order continue to increase, growing to $66.53 for the three months ended June 30, 2007 from $61.85 for the three months ended June 30, 2006

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended June 30, 2007 were $21,608,000. This represents an increase of approximately 29% compared to the three months ended June 30, 2006, in which net sales totaled $16,793,000. The growth in net sales resulted from both an increase in the number of new customers acquired (over 19% higher compared to the three months ended June 30, 2006) and an increase in average order size (over 14% higher compared to the three months ended June 30, 2006). For the three months ended June 30, 2007, revenue from shipping and handling (which is included in net sales) increased approximately 18% to $1,190,000 from $1,005,000 for the three months ended June 30, 2006.

COST OF SALES: Cost of sales for the three months ended June 30, 2007 totaled $13,145,000, resulting in gross margin of approximately 39.2%. Cost of sales for the three months ended June 30, 2006 totaled $9,747,000, resulting in gross margin of 42.0%. Gross profit increased by approximately 20%, to $8,463,000 for the three months ended June 30, 2007 compared to $7,046,000 for the three months ended June 30, 2006. The growth in gross profit was the result of increased average order size and growth in sales. The growth in the high-end designer business has a significant impact on the overall mix of the business which continues to negatively impact the gross margin percentage. The combination of the high demand for this merchandise and the decline of the dollar versus the Euro had a negative impact on the designer accessory and shoe gross margins. however the gross margin dollars per order continue to grow.

MARKETING EXPENSES: Marketing expenses increased by 57% to $2,712,000 for the three months ended June 30, 2007 from $1,729,000 for the three months ended June 30, 2006. As a percentage of net sales, our marketing expenses increased to 12.6% for the three months ended June 30, 2007 from 10.3% for the three months ended June 30, 2006. Some of the increase in the period is due to the timing of the launch of national campaign between the first and second quarter of 2007.

Total expenses related to the national print and television advertising campaign for the three months ended June 30, 2007 totaled $929,000 compared to $279,000 for the three months ended June 30, 2006. The increase in marketing was attributable to an increase of $650,000 in connection with costs associated with our national ad campaign, as well as increases related to paid search, affiliates, sweepstakes and email.

SELLING AND FULFILLMENT EXPENSES: Selling and fulfillment expenses increased by 18% for the three months ended June 30, 2007 compared to the three months offended June 30, 2006. Selling and fulfillment expenses were comprised of the following:

                  Three Months                     Three Months
                     Ended          As a % of         Ended          As a % of    Percentage Difference
                 June 30, 2007      Net Sales      June 30, 2006     Net Sales     increase (decrease)
                ----------------    ---------    ----------------    ---------    ---------------------
Operating              2,467,000         11.4%          1,949,000         11.6%           27%
Technology             1,231,000          5.7%          1,017,000          6.0%           21%
E-Commerce               848,000          3.9%            882,000          5.3%           (4)%
                ----------------    ---------    ----------------    ---------    ---------------------
                $      4,546,000         21.0%   $      3,848,000         22.9%           18%

As a percentage of net sales, our selling and fulfillment expenses decreased to 21% for the three months ended June 30, 2007 from approximately 23% for the three months ended June 30, 2006.

Operating expenses increased in the three months ended June 30, 2007 by approximately 27% compared to the three months ended June 30, 2006 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

and processing returns) and an increase in customer service and salary related expenses. In addition, during the quarter we started to move to a new third party fulfillment center and incurred an incremental one time expense of approximately $170,000. Start-up issues associated with the transition to the new fulfillment center resulted in certain cancelled orders and associated expenses during July 2007. We expect to incur an additional $350,000 in costs directly related to the move (trucking, labor, insurance, etc.) during the third quarter. In the long term, the move to the new fulfillment center is expected, however, to improve customer service and to result in efficiencies and cost savings.

For the three months ended June 30, 2007, technology expenses increased by approximately 21% compared to the three months ended June 30, 2006. This increase resulted from an increase in salary related expenses, as well as an increase in software support, depreciation, training and web hosting expenses. The increase was partially offset by a decrease in consulting expenses as most of the consulting expenses incurred in the second quarter 2007 were related to the development of our new Web site and capitalized accordingly. For the three months ended June 30, 2007, approximately $685,000 of expenses was capitalized in connection with the development of our new Web site.

For the three months ended June 30, 2007, e-commerce expenses decreased by approximately 4% as compared to the three months ended June 30, 2006, primarily due to a decrease in salary related expenses. This decrease was partially offset by increases associated with photo shoots, supplies and research tools. In addition, for the three months ended June 30, 2007, equity based compensation increased compared to the three months ended June 30, 2006, as a result of the Exchange Offer and new equity awards.

GENERAL AND ADMINISTRATIVE EXPENSES: General and administrative expenses for the three months ended June 30, 2007 increased by approximately 7% to $3,454,000 as compared to $3,223,000 for the three months ended June 30, 2006. The increase in general and administrative expenses was primarily the result of the recording of an additional $888,000 of equity based compensation related to equity awards granted during the fourth quarter of 2006 (stock based compensation expense was approximately $1.3 million in the second quarter 2007 compared to $475,000 in the second quarter 2006) as well as increased consulting and professional fees of $65,000, increased recruiting fees of $30,000 and increased depreciation expense of $9,000. These increases were partially offset by a decrease in public company expenses of $97,000 and decreased salary and salary related expenses of $419,000.

As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2007 decreased to approximately 16.0% from 19.2% for the three months ended June 30, 2006.

LOSS FROM OPERATIONS: Operating loss increased in the three months ended June 30, 2007 to $2,249,000 from $1,754,000 in the three months ended June 30, 2006.

INTEREST INCOME: Other income for the three months ended June 30, 2007 increased to $169,000 from $67,000 for the three months ended June 30, 2006. These amounts related primarily to interest income earned on our cash balances.

INTEREST AND OTHER EXPENSE: Interest expense for the three months ended June 30, 2007 totaled $62,000, compared to $214,000 for the three months ended June 30, 2006. Interest expense for the three months ended June 30, 2006 included fees paid in connection with our Credit Facility, as well as interest expense on our then outstanding promissory notes.

LIQUIDITY AND CAPITAL RESOURCES

General

At June 30, 2007, we had approximately $14.6 million in cash and cash equivalents. Working capital at June 30, 2007 and 2006 was $30.6 million and $37.4 million, respectively. Working capital at December 31, 2006 was $34.0 million. In addition, as of June 30, 2007, we had approximately $3.2 million committed under the Credit Facility, leaving approximately $3.6 million of availability.

We fund our operations through cash on hand, operating cash flow and the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance with respect to these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

require us to request Wells Fargo to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, we sometimes make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of June 30, 2007, we had approximately $569,000 of prepaid inventory on our balance sheet.

Our inventory levels as of June 30, 2007 were approximately $2.0 million higher than at June 30, 2006. The increase in inventory generally reflects a ramp up in connection with our sales growth. However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term. We believe that our current funds, together with operating cash flow, and availability under our existing Credit Facility will be sufficient to enable us to meet our planned expenditures through at least the next 12 months.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo. Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Historically, the Credit Facility had also been secured by the Soros LC. In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, we agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of June 30, 2007, total availability under the Credit Facility was approximately $6,800,000 of which $3,200,000 was committed, leaving approximately $3,600,000 available for further borrowings.

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

Commitments and Long Term Obligations

As of June 30, 2007, we had the following commitments and long term obligations:

                                            Less than      1-3        3-5    More than 5
                                Total        1 year       years      years      years
                            ------------    ---------   ---------   ------   -----------
Marketing and Advertising   $  3,413,000    1,673,000   1,740,000       --            --
Purchase Orders             $ 19,953,000   19,953,000          --       --            --
Operating Leases            $  1,185,000      490,000     695,000       --            --
Employment Contracts        $  3,062,000    1,126,000   1,936,000       --            --
                            ------------    ---------   ---------   ------   -----------
  Grand total               $ 27,613,000   23,242,000   4,371,000       --            --

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

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

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

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; the success of our advertising campaign; risks associated with Soros, private funds associated with Maverick Capital Ltd. and private funds associated with and Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on DHL. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; the Company's dependence on one supplier for a material portion of its inventory; risks associated with the acquisition of inventory from foreign markets, including currency fluctuations; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In June 2007, we received a Civil Investigative Demand (the "Discovery Request") from the Federal Trade Commission (the "FTC") that requested the production of certain documents and other information regarding the labeling and advertising of apparel containing products that contain fur or faux fur components. The Discovery Request was issued in connection with a petition filed by the Humane Society of the United States with the FTC regarding the labeling and advertising of fur products by a number of national retailers and apparel manufacturers. The Company is cooperating fully with the Discovery Request.

In addition, we currently and from time to time are involved in litigation incidental to the conduct of our business. However, we are not party to any such litigation that in the opinion of management is likely to have a material adverse effect on us.

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 17, 2007, we held our annual meeting of stockholders. At the meeting, our stockholders voted for nine directors, electing David Wassong, Melissa Payner-Gregor, Barry Erdos, Michael Gross, Ann Jackson, Christopher G. McCann, Martin Miller, Neal Moszkowski and Alex Rafal as members of our board of directors. In addition, our stockholders voted in favor of the following proposals: (1) a proposal to approve amendments to our 2005 Stock Incentive Plan (the "Incentive Plan") to (A) increase the aggregate number of shares of common stock that may be the subject of stock-based awards granted pursuant to the Incentive Plan; (B) increase the aggregate number of shares of common stock that may be the subject of stock-based awards granted pursuant to the Incentive Plan to a participant in a fiscal year, and (C) replace the formula grant of stock options to non-employee directors currently provided for under the Incentive Plan with a formula of restricted stock; (2) a proposal to approve an amendment to our certificate of incorporation to increase the number of authorized shares of common stock and; (3) a proposal to amend our amended and restated certificate of incorporation to effect a reverse stock split of our outstanding common stock at any ratio from 2:1 to 15:1 at anytime prior to the date of our 2008 annual meeting of stockholders, with the board of directors having the sole discretion to determine whether or not to effect such reverse stock split and, if so, at what ratio within the approved range. The results of the voting were as follows:

          PROPOSAL                           VOTES FOR     VOTES WITHHELD
----------------------------------------    ------------   --------------
Election of David Wassong                   114,729,044      1,023,323

Election of Melissa Payner-Gregor           114,719,377      1,032,990

Election of Barry Erdos                     114,603,059      1,149,308

Election of Christopher G. McCann           114,740,957      1,011,260

Election of Michael Gross                   114,348,228      1,404,139

Election of Ann Jackson                     114,741,107      1,011,260

Election of Martin Miller                   114,242,432      1,509,935

Election of Neal Moszkowski                 114,223,761      1,528,606

Election of Alex Rafal                      114,343,298      1,409,069


                                                                             ABSTENTIONS AND
                                                VOTES FOR    VOTES AGAINST   BROKER NON-VOTES
                                               -----------   -------------   ----------------
Approval of Amendments to 2005
Stock Incentive Plan                           103,125,017       1,157,743      11,469,607

Approval of Amendment to
Company's amended and restated
certificate of incorporation
("Certificate of Incorporation")               113,934,701       1,783,718          33,947

Approval of an Amendment to the
Certificate of Incorporation to effect
a Reverse Stock Split                          102,539,953       1,727,433      11,484,981

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Report:

     EXHIBIT NUMBER                      DESCRIPTION
     ---------------   --------------------------------------------------
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

                                  BLUEFLY, INC.
                                  JUNE 30, 2007

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BLUEFLY, INC.


                                              By: /s/ Melissa Payner-Gregor
                                                  ----------------------------
                                                  Melissa Payner-Gregor
                                                  Chief Executive Officer


                                              By: /s/ Patrick C. Barry
                                                  ----------------------------
                                                  Patrick C. Barry
                                                  Chief Financial Officer


August 8, 2007