Form 10-Q
period 2007-09-30
BLUEFLY INC
filed 2007-11-14
CIK 1030896

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2007

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

As of November 9, 2007, the issuer had outstanding 132,442,231 shares of Common Stock, $.01 par value.

================================================================================

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
Part I . Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets as of September 30, 2007 (unaudited)
                  and December 31, 2006                                      3

         Condensed Statements of Operations for the nine months ended
                  September 30, 2007 and 2006 (unaudited)                    4

         Condensed Statements of Operations for the three months ended
                  September 30, 2007 and 2006 (unaudited)                    5

         Condensed Statements of Changes in Shareholders' Equity for the
                  nine months ended September 30, 2007 (unaudited)           6

         Condensed Statements of Cash Flows for the nine months ended
                  September 30, 2007 and 2006 (unaudited)                    7

         Condensed Notes to Financial Statements (unaudited)                 8

Item 2.  Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                  12

Item 3.  Quantitative and Qualitative Disclosures About Market Risk          19

Item 4.  Controls and Procedures                                             20

Part II. Other Information                                                   20

Item 1.  Legal Proceedings                                                   20

Item 1A. Risk Factors                                                        20

Item 6.  Exhibits                                                            21

Signatures                                                                   22

PART I - FINANCIAL INFORMATION
ITEM 1. - FINANCIAL STATEMENTS

                                  BLUEFLY, INC.
CONDENSED BALANCE SHEETS (Unaudited)

                                                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                                                   2007             2006
                                                                                               -------------    -------------
                                               ASSETS
Current assets
    Cash and cash equivalents                                                                  $   7,172,000    $  20,188,000
    Inventories, net                                                                              30,345,000       24,189,000
    Accounts receivable, net of allowance for doubtful accounts                                    2,763,000        2,719,000
    Prepaid inventory                                                                                422,000          616,000
    Prepaid expenses                                                                               3,779,000          341,000
    Other current assets                                                                             474,000          553,000
                                                                                               -------------    -------------
               Total current assets                                                               44,955,000       48,606,000

Property and equipment, net                                                                        5,383,000        3,573,000
Other assets                                                                                         204,000          251,000
                                                                                               -------------    -------------
            Total assets                                                                       $  50,542,000    $  52,430,000
                                                                                               =============    =============

                                LIABILITIES AND SHAREHOLDERS'EQUITY
Current liabilities
    Accounts payable                                                                           $   8,189,000    $   4,822,000
    Allowance for sales returns                                                                    4,636,000        5,043,000
    Accrued expenses and other current liabilities                                                 1,991,000        1,908,000
    Deferred revenue                                                                               3,474,000        2,830,000
                                                                                               -------------    -------------
            Total current liabilities                                                             18,290,000       14,603,000

Other long-term obligations                                                                           98,000               --
                                                                                               -------------    -------------
            Total liabilities                                                                  $  18,388,000    $  14,603,000
                                                                                               -------------    -------------

Commitments and contingencies

Shareholders' equity
    Series F Preferred stock - $.01 par value; 7,000 shares authorized, 571.43 issued and outstanding as of September 30, 2007 and December 31, 2006, respectively
      (liquidation preference: $571,000 plus accrued dividends of  $94,000 and $62,000
      as of September 30, 2007 and December 31, 2006, respectively)                                       --               --
    Common stock - $.01 par value; 200,000,000 and 152,000,000 shares authorized as of
      September 30, 2007 and December 31, 2006, respectively, and 131,048,197 and 130,484,854 shares issued  as of September 30, 2007 and December 31, 2006, respectively and
      130,921,294 and 130,484,854 outstanding as of September 30, 2007 and December 31, 2006,
      respectively                                                                                 1,309,000        1,305,000
     Treasury Stock                                                                                 (160,000)              --
    Additional paid-in capital                                                                   157,275,000      152,519,000
    Accumulated deficit                                                                         (126,270,000)    (115,997,000)
                                                                                               -------------    -------------
            Total shareholders' equity                                                            32,154,000       37,827,000
                                                                                               -------------    -------------
            Total liabilities and shareholders' equity                                         $  50,542,000    $  52,430,000
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

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             ------------------------------
                                                                 2007             2006
                                                             -------------    -------------
Net sales                                                    $  61,795,000    $  49,991,000
Cost of sales                                                   39,230,000       29,995,000
                                                             -------------    -------------
     Gross profit                                               22,565,000       19,996,000

Selling and fulfillment expenses                                13,528,000       11,152,000
Marketing expenses                                               9,130,000        9,256,000
General and administrative expenses                             10,450,000        8,019,000
                                                             -------------    -------------
      Total operating expenses                                  33,108,000       28,427,000

Operating loss                                                 (10,543,000)      (8,431,000)

Interest and other income                                          463,000          311,000
Interest and other expense                                        (193,000)        (530,000)
                                                             -------------    -------------

Net loss                                                     $ (10,273,000)   $  (8,650,000)

Preferred stock dividends                                          (33,000)      (2,237,000)
Deemed dividends related to beneficial conversion feature
on Series F Preferred Stock                                             --       (3,857,000)
                                                             -------------    -------------

Net loss available to common shareholders                    $ (10,306,000)   $ (14,744,000)
                                                             =============    =============

Basic and diluted loss per common share                      $       (0.08)   $       (0.23)
                                                             =============    =============

Weighted average common shares outstanding                     130,504,601       63,612,059
                                                             =============    =============
(basic and diluted)

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                             ------------------------------
                                                                 2007             2006
                                                             -------------    -------------
Net sales                                                    $  18,079,000    $  16,322,000
Cost of sales                                                   12,351,000       10,211,000
                                                             -------------    -------------
     Gross profit                                                5,728,000        6,111,000

Selling and fulfillment expenses                                 4,583,000        3,871,000
Marketing expenses                                               2,807,000        3,496,000
General and administrative expenses                              3,410,000        2,369,000
                                                             -------------    -------------
      Total operating expenses                                  10,800,000        9,736,000

Operating loss                                                  (5,072,000)      (3,625,000)

Interest and other income                                           99,000          199,000
Interest and other expense                                         (55,000)         (59,000)
                                                             -------------    -------------

Net loss                                                     $  (5,028,000)   $  (3,485,000)

Preferred stock dividends                                          (11,000)         (16,000)

Net loss available to common shareholders                    $  (5,039,000)   $  (3,501,000)
                                                             =============    =============

Basic and diluted loss per common share                      $       (0.04)   $       (0.03)
                                                             =============    =============

Weighted average common shares outstanding                     130,513,931      129,007,488
                                                             =============    =============
(basic and diluted)

              The accompanying notes are an integral part of these
                         condensed financial statements.

                                  BLUEFLY, INC.
             CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
        YEARS ENDED DECEMBER 31, 2005, 2006 AND FOR THE NINE MONTHS ENDED
                         SEPTEMBER 30, 2007 (Unaudited)

                                                   PREFERRED STOCK               COMMON STOCK
                                                   $.01 PAR VALUE               $.01 PAR VALUE                TREASURY STOCK
                                              ------------------------  ------------------------------  ---------------------------
                                              NUMBER OF                   NUMBER OF                      NUMBER OF
                                                SHARES        AMOUNT        SHARES           AMOUNT        SHARES         AMOUNT
                                              ----------    ----------  -------------    -------------  ------------   ------------
Balance at January 1, 2005                     9,358,550    $   94,000  $  15,241,756    $     152,000             -   $          -
                                              ----------    ----------  -------------    -------------  ------------   ------------
Sale of Series F Preferred Stock ($1,000
  per share net of expenses of $249,000)           7,000             -              -                -             -              -

Shares Of Series D Preferred Stock
     Converted into Common Stock                    (823)   $        -      1,454,645           15,000             -              -

Shares Of Series F Preferred Stock
     Converted into Common Stock                  (1,720)   $        -        765,481            8,000             -              -

Expense recognized in connection with
  Issuance of Options                                  -             -              -                -             -              -

Exercise of Employee Options                           -             -      1,597,284           16,000             -              -

Net Loss                                               -             -              -                -             -              -
                                              ==========    ==========  =============    =============  ============   ============
Balance at December 31, 2005                   9,363,007        94,000     19,059,166    $     191,000             -              -
                                              ==========    ==========  =============    =============  ============   ============
Conversion of Preferred Stock                 (9,362,436)      (94,000)    48,545,527          485,000             -              -

Stock based compensation                               -             -              -                -             -              -

Sale of Common Stock, net of issuance
  expenses of approximately $2.0 million               -             -     60,975,610          610,000             -              -

Issuance of Common Stock to Placement
  Agent                                                -             -      1,000,000           10,000             -              -

Warrants Issued to Third-Party                         -             -              -                -             -              -

Dividends Paid to Related Party
  Shareholders                                         -             -              -                -             -              -

Deemed Dividends related to beneficial
  conversion on Series F Preferred Stock               -             -              -                -             -              -

Exercise of Employee Options                           -             -         43,330                -             -              -

Issuance of Restricted Stock                           -             -        861,221            9,000             -              -

Net Loss                                               -             -              -                -             -              -
                                              ==========    ==========  =============    =============  ============   ============
Balance at December 31, 2006                         571    $        -    130,484,854    $   1,305,000             -   $          -
                                              ==========    ==========  =============    =============  ============   ============
Stock based compensation                               -             -        (19,673)               -             -              -

Issuance of Restricted Stock                           -             -        426,192            4,000             -              -

Purchase of Treasury Stock                             -             -              -                -       126,903       (160,000)

Exercise of Employee Options                           -             -         28,061                -             -              -

Exercise of Related Party Warrant                      -             -          1,860                -             -              -

Net Loss                                               -             -              -                -             -              -
                                              ==========    ==========  =============    =============  ============   ============
Balance at September 30, 2007                        571    $        -    130,921,294    $   1,309,000       126,903   $   (160,000)
                                              ==========    ==========  =============    =============  ============   ============

                                               ADDITIONAL                            TOTAL
                                                 PAID-IN        ACCUMULATED      SHAREHOLDERS'
                                                 CAPITAL          DEFICIT            EQUITY
                                              -------------    --------------    -------------
Balance at January 1, 2005                    $ 107,270,000    $  (96,127,000)   $  11,389,000
                                              -------------    --------------    -------------
Sale of Series F Preferred Stock ($1,000
  per share net of expenses of $249,000)          6,751,000                 -        6,751,000

Shares Of Series D Preferred Stock
     Converted into Common Stock                    (15,000)                -                -

Shares Of Series F Preferred Stock
     Converted into Common Stock                     (8,000)                -                -

Expense recognized in connection with
  Issuance of Options                                41,000                 -           41,000

Exercise of Employee Options                      1,488,000                 -        1,504,000

Net Loss                                                  -        (3,820,000)      (3,820,000)
                                              =============    ==============    =============
Balance at December 31, 2005                  $ 115,527,000    $  (99,947,000)   $  15,865,000
                                              =============    ==============    =============
Conversion of Preferred Stock                      (391,000)                -                -

Stock based compensation                          4,454,000                 -        4,454,000

Sale of Common Stock, net of issuance
  expenses of of approximately $2.0 million      47,420,000                 -       48,030,000

Issuance of Common Stock to Placement
  Agent                                           1,070,000                 -        1,080,000

Warrants Issued to Third-Party                       67,000                 -           67,000

Dividends Paid to Related Party
  Shareholders                                  (19,512,000)                -      (19,512,000)

Deemed Dividends related to beneficial
  conversion on Series F Preferred Stock          3,857,000        (3,857,000)               -

Exercise of Employee Options                         36,000                 -           36,000

Issuance of Restricted Stock                         (9,000)                -                -

Net Loss                                                  -       (12,193,000)     (12,193,000)
                                              =============    ==============    =============
Balance at December 31, 2006                  $ 152,519,000    $ (115,997,000)   $  37,827,000
                                              =============    ==============    =============
Stock based compensation                          4,735,000                 -        4,735,000

Issuance of Restricted Stock                         (4,000)                -                -

Purchase of Treasury Stock                                -                 -         (160,000)

Exercise of Employee Options                         25,000                 -           25,000

Exercise of Related Party Warrant                         -                 -                -

Net Loss                                                  -       (10,273,000)     (10,273,000)
                                              =============    ==============    =============
Balance at September 30, 2007                 $ 157,275,000    $ (126,270,000)   $  32,154,000
                                              =============    ==============    =============

              The accompanying notes are an integral part of these
                         condensed financial statements

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                             --------------------------------
                                                                                                  2007              2006
                                                                                             --------------    --------------
Cash flows from operating activities
  Net loss                                                                                   $  (10,273,000)   $   (8,650,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                                1,292,000         1,125,000
     Stock options expense                                                                        4,735,000         1,820,000
     Warrant issued to consultant                                                                        --            67,000
     Provisions for returns                                                                        (406,000)          156,000
     Bad debt expense                                                                               493,000           533,000
     Reserve for inventory obsolescence                                                           1,252,000           890,000
     Warrant issued to supplier                                                                          --           147,000
    Changes in operating assets and liabilities:
     (Increase) decrease in
        Inventories                                                                              (7,408,000)      (10,921,000)
        Accounts receivable                                                                        (537,000)       (1,705,000)
        Prepaid inventory                                                                           194,000          (626,000)
        Prepaid expenses                                                                         (3,438,000)       (1,378,000)
        Other current assets                                                                        (81,000)           67,000
     Increase (decrease) in
        Accounts payable                                                                          3,465,000           963,000
        Accrued expenses and other  liabilities                                                     256,000         2,027,000
        Interest payable to related party shareholders                                                   --           271,000
        Deferred revenue                                                                            644,000           710,000
                                                                                             --------------    --------------
Net cash used in operating activities                                                            (9,812,000)      (14,504,000)
                                                                                             --------------    --------------
Cash flows from investing activities
   Purchase of property and equipment                                                            (3,055,000)         (847,000)
                                                                                             --------------    --------------
Net cash used in investing activities                                                            (3,055,000)         (847,000)
                                                                                             --------------    --------------
Cash flows from financing activities
   Payments of capital lease obligation                                                             (14,000)          (40,000)
   Net proceeds from exercise of stock options                                                       25,000            36,000
   Purchase of treasury stock                                                                      (160,000)               --
   Net proceeds from June 2006 financing                                                                 --        48,002,000
   Repayment of related party notes payable and interest                                                 --        (5,488,000)
   Dividends paid to related party shareholders                                                          --       (19,512,000)
                                                                                             --------------    --------------
   Net cash (used in) provided by financing activities                                             (149,000)       22,998,000
                                                                                             --------------    --------------
Net (decrease) increase in cash and cash equivalents                                            (13,016,000)        7,647,000
Cash and cash equivalents - beginning of period                                                  20,188,000         9,408,000
                                                                                             --------------    --------------
Cash and cash equivalents - end of period                                                    $    7,172,000    $   17,055,000
                                                                                             ==============    ==============
Supplemental schedule of non-cash investing and financing activities:
 Cash paid for interest                                                                      $       86,000    $      116,000
                                                                                             ==============    ==============
 Cash paid for interest - to related shareholder                                                         --    $    1,488,000
                                                                                             ==============    ==============
 Warrant issued to consultant                                                                            --    $       67,000
                                                                                             ==============    ==============
 Deemed dividend related to beneficial conversion feature on Series F Preferred Stock                    --    $    3,857,000
                                                                                             ==============    ==============
 Issuance of Common Stock to placement agent                                                             --    $    1,080,000
                                                                                             ==============    ==============
 Conversion of Preferred Stock to Common Stock                                                           --    $     (387,000)
                                                                                             ==============    ==============

              The accompanying notes are an integral part of these
                        condensed financial statements.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

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

NOTE 2 - THE COMPANY

The Company is a leading online retailer of designer brands, fashion trends and superior value. The Company's e-commerce Web site ("Bluefly.com" or "Web Site") was launched in September 1998.

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

In order to be eligible to participate in the Exchange Offer, an option holder was required to (a) have been an employee or non-employee director of the Company on the date of the Exchange Offer, (b) have neither ceased to be an employee or non-employee director, nor have submitted or received a notice of termination of employment or resignation, prior to the expiration of the Exchange Offer and (c) have owned eligible options. Options eligible for exchange in the Exchange Offer were outstanding options granted under the Company's three stock based employee compensation plans (collectively the "Plans") that, in each case, had an exercise price per share that was greater than $1.50.

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

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

                   DEFERRED STOCK UNIT AWARDS VESTING SCHEDULE

 FINAL VESTING DATE OF ELIGIBLE STOCK     TOTAL VESTING PERIOD OF DEFERRED     PERCENTAGE OF DEFERRED STOCK UNIT
   OPTION AS OF DATE OF CANCELLATION              STOCK UNIT AWARDS                AWARDS VESTED QUARTERLY*
--------------------------------------   ----------------------------------   -----------------------------------
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

The shares of common stock underlying the Deferred Stock Unit Award will be delivered on the Delivery Date. The Delivery Date is the date on which the earliest of the following occurs:

                                         DELIVERY DATE
               -----------------------------------------------------------------
               o 2 years from the date of grant (with respect to Deferred Stock Units Awards exchanged for eligible stock options with a vesting date prior to August 31, 2007)

                    OR

                    3 years from the date of grant (with respect to Deferred Stock Units Awards exchanged for eligible stock options with a vesting date on or after August 31, 2007)

               o    Death

               o    The date on which the employee becomes disabled

Melissa Payner-Gregor, the Company's chief executive officer, and Patrick C. Barry, the Company's chief financial officer, were not eligible to participate in the Exchange Offer, but previously participated in an exchange in November 2006 pursuant to each of their employment agreements, which is described in the Offer to Exchange.

Pursuant to the Exchange Offer, options to purchase an aggregate of 1,562,000 shares of Common Stock were exchanged in return for an aggregate of 472,471 Restricted Stock Awards and an aggregate of 394,405 Deferred Stock Unit Awards. In connection with the Exchange Offer, the Company will recognize $916,000 of expense over the next three years. For the nine months ended September 30, 2007, approximately $353,000 of this amount has been expensed.

NOTE 4 - FINANCING AGREEMENT

The Company has a three year revolving credit facility (the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets. Historically, the Credit Facility had also been secured by a $2,000,000 letter of credit issued by an affiliate of Soros Fund Management LLC ("Soros") in favor of Wells Fargo (the "Soros LC"). In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, the Company agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of the Company's inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of September 30, 2007, total availability under the Credit Facility was approximately $7,500,000, of which $3,650,000 was committed, leaving approximately $3,850,000 available for further borrowings.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75%. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty
(30) days such letter of credit, or a portion thereof, remains open. For the nine months ended September 30, 2007 and 2006, the Company incurred approximately $86,000 and $116,000, respectively, in connection with these fees.

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

Security                        September 30, 2007        Exercise Prices     September 30, 2006     Exercise Prices
----------------------------   --------------------      -----------------   --------------------   -----------------
Options                                   3,501,257          $0.80 - $2.73              8,007,910      $0.80 - $16.47
Restricted Stock Awards/DSUs             10,804,436 (2)                 --                     --                  --
Warrants                                  1,214,249          $0.78 - $3.96              1,945,893      $0.78 - $ 3.96
Preferred Stock                             696,341 (1)                 --                     --                  --

(1) At September 30, 2007, there were 571 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 696,341 shares of Common Stock (excluding dividends).

(2)  Includes both Restricted Stock Awards and DSUs.

NOTE 6 - STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. Effective January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statement of Operations for the nine months ended September 30, 2007 was $4,735,000, compared to $1,820,000 for the nine months ended September 30, 2006.

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

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

The following table summarizes the Company's stock option activity:

                                                  NUMBER         WEIGHTED
                                                    OF           AVERAGE
                                                  SHARES      EXERCISE PRICE
                                                ----------    ---------------
Balance at December 31, 2006                     5,417,116    $          1.68
                                                ----------
Options granted                                     60,000    $          0.97
Options canceled                                (1,947,798)   $          2.82
Options exercised                                  (28,061)   $          0.89
                                                ----------
Balance at September 30, 2007                    3,501,257    $          1.05

Vested at December 31, 2006                      3,682,877    $          1.83
Vested at September 30, 2007                     2,776,345    $          1.03

During the third quarter of 2007, 103,661 options vested. Of these options, 17,264 were canceled or expired. The total fair value of the options vested (including those canceled) during the quarter ended September 30, 2007 was approximately $107,000. During the third quarter of 2007, 30,000 options were granted. At September 30, 2007, the aggregate intrinsic value of the fully vested options was $4,000 and the weighted average remaining contractual life of the options was 6.1 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the nine months ended September 30, 2007, except for those described in connection with the Offer to Exchange. Approximately 2,505 options with an intrinsic value of approximately $150 were exercised during the third quarter of 2007. No cash was used to settle equity instruments granted under the Plans during the third quarter of 2007.

As of September 30, 2007, the total compensation cost related to non-vested options not yet recognized was $588,000. Total compensation cost is expected to be recognized over 2 years on a weighted average basis.

RESTRICTED STOCK AWARDS AND DEFERRED STOCK UNIT AWARDS

The following table is a summary of activity related to Restricted Stock Awards and Deferred Stock Unit Awards for employees at September 30, 2007:

                                                             RESTRICTED       DEFERRED STOCK
                                                            STOCK AWARDS        UNIT AWARDS
                                                          ---------------    ---------------
Balance at January 1, 2007                                        861,221          9,862,267
Shares/Units Granted                                              426,192            544,405
Shares/Units Forfeited                                            (19,673)            (8,753)
Shares/Units Restriction Lapses                                  (861,221)                --
                                                          ---------------    ---------------
Balance at September 30, 2007                                     406,519         10,397,919

Weighted Average Grant Date Fair Value Per share          $          1.26    $          0.95
Aggregate Grant Date Fair Value                           $       512,214    $     9,878,023

Vesting Service Period of Shares Granted                        12 months       12-36 months
Number of shares/units vested at September 30, 2007                    --                 --
Number of shares/units unvested at September 30, 2007             406,519         10,397,919

For the quarter ended September 30, 2007, the Company recognized an expense of approximately $1.4 million in connection with these awards.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS - UNAUDITED
                               SEPTEMBER 30, 2007

As of September 30, 2007, the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $8.0 million. Total compensation cost is expected to be recognized over a two year period.

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

NOTE 8 - NASDAQ COMPLIANCE

On August 16, 2007, the Company was notified by the Nasdaq Stock Market that it was not in compliance with the continued listing requirements for the Nasdaq Capital Market because shares of its Common Stock had closed at a per share bid price of less than $1.00 for at least 30 trading days. Under Nasdaq rules, the Company has a 180-day grace period to regain compliance, which extends to February 11, 2008. If the Company is unable to regain compliance by such date, the Nasdaq Staff will determine whether it meets the initial listing criteria of the Nasdaq Capital Market other than the bid price requirement. In the event that the Company meets such initial listing criteria, it will be granted an additional 180-day grace period to regain compliance. In order to regain compliance, shares of its Common Stock would need to close at a price of $1.00 or more for at least ten consecutive trading days. In the event that it does not regain compliance within the requisite time period, the Company intends to appeal any delisting. However, no assurance can be provided that any such appeal will be successful. The failure to maintain listing on the Nasdaq Capital Market may have an adverse effect on the price and/or liquidity of the Company's Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998. Over the past five years, our sales have grown at a compounded annual growth rate of approximately 22%.

We believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we have invested much more aggressively in marketing during the past 24 months.

During the third quarter of 2007 we completed our transition to a new third party fulfillment center. In connection with this transition we incurred incremental expenses of approximately $632,000 ($462,000 for the third quarter) in costs directly related to the move (including trucking, labor, insurance, etc.). We took additional charges of approximately $550,000 against our inventory based on the reconciliation of inventory that we normally perform in connection with each quarter's close. We believe, at this time, that the charges that were taken will be sufficient to cover any loss of inventory resulting from the transition, and that we will be able to work with the fulfillment center to implement necessary changes to their inventory reporting systems. However, there can be no assurance that this will be the case. We intend to perform the full physical inventory in January, following the end of the Holiday sales and returns cycle. Start-up issues associated with the transition to the new fulfillment center also resulted in certain cancelled orders and other incremental costs such as expedited shipping costs. During the period from June 2007 through mid September of 2007 a portion of the Company's inventory was not available for sale. This had a significant impact on the offering to the consumer and hence the ultimate sales recognized in this time frame. In addition, during this transition period the Company experienced some processing issues with a small percentage of orders

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

and returns. We believe that these issues had a negative impact on those customers affected. We believe we have taken the appropriate action related to the customers affected. In the long term, we expect the transition to the new fulfillment center to improve customer service and increase efficiencies.

Our net sales increased by approximately 11% to $18,079,000 for the three months ended September 30, 2007 from $16,322,000 for the three months ended September 30, 2006. Our gross margin decreased to 31.7% for the three months ended September 30, 2007 from 37.4% for the three months ended September 30, 2006. Our gross profit decreased by 6% to $5,728,000 for the three months ended September 30, 2007 from $6,111,000 for the three months ended September 30, 2006. The decrease in gross margin was primarily related to (i) the additional reserves against inventory taken as a result of the transition to the new fulfillment center, as described above, (ii) a change in the merchandise mix and (iii) expedited shipping cost incurred in connection with our transition to the new third-party fulfillment center. Our operating loss increased to $5,072,000 for the three months ended September 30, 2007 from $3,625,000 for the three months ended September 30, 2006. This increase was primarily a result of an increase in stock-based compensation as a result of equity awards granted in the fourth quarter of 2006 (stock based compensation was $1.5 million in the third quarter of 2007 versus $ 597,000 for the same period last year) as well as costs incurred in connection with our transition to the new fulfillment center. The increase in operating loss was partially offset by a decrease in marketing expenses (including staff related costs) of $689,000 for the third quarter of 2007 as compared to the third quarter of 2006.

Our reserve for returns and credit card chargebacks decreased slightly to 39.8% of gross sales for the third quarter of 2007 compared to 40.4% for the third quarter of 2006. In general, our merchandise mix has been shifting towards higher end products which tend to drive return rates higher. We continually try to refine the mix to reduce the return rate. However, we believe that the higher return rates will be more than offset by the higher gross margin dollars and average order sizes. As such, we continually evaluate our merchandise mix in an effort to reduce return rates.

A portion of our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell through in its entirety in a prior season and have determined to hold for the next selling season, subject to appropriate mark-downs. We evaluate our inventory on a quarterly basis to determine the lower of cost or the fair market value of that inventory based upon age of the inventory, market factors, and historical trends among other factors, and take the appropriate reserves against inventory. In recent years, we have increased the amount of inventory purchased on a "pack and hold" basis in order to take advantage of opportunities in the market.

At September 30, 2007, we had an accumulated deficit of $126,270,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

RESULTS OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2006.

The following table sets forth our statement of operations data for the nine months ended September 30th. All data is in thousands except as indicated below:

                                                     2007                         2006                         2005
                                           ------------------------     ------------------------     ------------------------
                                                         As a % of                    As a % of                    As a % of
                                                         Net Sales                    Net Sales                    Net Sales
Net sales                                      61,795         100.0%    $   49,991         100.0%        37,576         100.0%
Cost of sales                                  39,230          63.5%        29,995          60.0%        23,465          62.4%
                                           ----------                   ----------                   ----------
         Gross profit                          22,565          36.5%        19,996          40.0%        14,111          37.6%
Selling and fulfillment expenses               13,528          21.9%        11,152          22.3%         9,133          24.3%
Marketing expenses                              9,130          14.7%         9,256          18.5%         3,538           9.4%
General and administrative expenses            10,450          16.9%         8,019          16.1%         4,716          12.6%
                                           ----------                   ----------                   ----------
         Total operating expenses              33,108          53.5%        28,427          56.9%        17,387          46.3%
Operating loss                                (10,543)        (17.0)%       (8,431)        (16.9)%       (3,276)         (8.7)%
Interest (expense) and other income               270           0.4%          (219)         (0.4)%         (489)         (1.3)%
                                           ----------                   ----------                   ----------
         Net loss                             (10,273)        (16.6)%       (8,650)        (17.3)%       (3,765)        (10.0)%

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

                                                              2007           2006           2005
                                                          ------------   ------------   ------------
Average Order Size (including shipping & handling)        $     277.60   $     250.65   $     214.07
New Customers Added during the Period                          131,895        112,457         95,088

In addition, to the financial statement items and metrics listed above, we also report gross sales, which is a non-GAAP financial measure. We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt. We believe that the presentation of gross sales is useful to investors because (a) it provides an alternative measure of the total demand for the products sold by the Company and (b) it provides a basis upon with which to measure the percentage of total demand that is reserved for both returns and bad debt. Management uses the gross sales measure for these same reasons.

Net sales: Gross sales for the nine months ended September 30, 2007 increased by 24% to $103,703,000 from $83,483,000 for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, we recorded a provision for returns and credit card chargebacks and other discounts of $41,908,000, or approximately 40.4% of gross sales. For the nine months ended September 30, 2006, the provision for returns and credit card chargebacks and other discounts was $33,492,000, or approximately 40.1% of gross sales. The slight increase in this provision as a percentage of gross sales resulted from a slight increase in the return rate. The overall increase in return rate was primarily caused by an increase in average order size as well as a shift in our merchandise mix towards higher end products. However, we believe that this increase in return rates has been more than offset by the higher gross profit and average order sizes that have been generated by this shift in merchandise mix. Gross margin dollars per order continue to increase, growing to $62.60 for the nine months ended September 30, 2007 from $60.62 for the nine months ended September 30, 2006.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the nine months ended September 30, 2007 were $61,795,000. This represents an increase of approximately 24% compared to the nine months ended September 30, 2006, in which net sales totaled $49,991,000. The growth in net sales resulted from both an increase in the number of new customers acquired (over 17% higher compared to the first nine months of 2006) and an increase in average order size (over 10% higher compared to the first nine months of 2006). For the nine months ended September 30, 2007, revenue from shipping and handling (which is included in net sales) increased approximately 14% to $3,315,000 from $2,909,000 for the nine months ended 2006.

Cost of sales: Cost of sales consists of the cost of products sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 2007 totaled $39,230,000, resulting in gross margin of approximately 36.5%. Cost of sales for the nine months ended September 30, 2006 totaled $29,995,000, resulting in gross margin of 40.0%. Gross profit increased by approximately 13% to $22,565,000 for the nine months ended September 30, 2007 compared to $19,996,000 for the nine months ended September 30, 2006. The growth in the high-end designer items has a significant impact on the Company's overall merchandise mix, which continues to negatively impact the gross margin percentage. The combination of the high demand for high-end merchandise and the decline in value of the US Dollar relative to the Euro had a negative impact on our gross margins related to designer accessory items. In addition, the gross margin was negatively affected by additional inventory reserves, and expedited shipping expenses that were incurred in connection with our transition to a new fulfillment center.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

Marketing expenses: Marketing expenses remained relatively unchanged decreasing by 1% to $9,130,000 for the nine months ended September 30, 2007 compared to $9,256,000 for the nine months ended September 30, 2006. While net sales for the nine months increased by almost 24%, our marketing expenses as a percentage of net sales decreased to 14.7% of net sales for the nine months ended September 30, 2007 from 18.5% for the nine months ended September 30, 2006.

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns and staff related costs. Total expenses related to the national print and television advertising campaign for the nine months ended September 30, 2007 totaled $3,500,000 compared to $4,600,000 for the nine months ended September 30, 2006. The $1.1 million decrease in costs associated with our national advertising campaign was partially offset by an increase of $745,000 in connection with costs associated with online marketing initiatives.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by 21% for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Selling and fulfillment expenses were comprised of the following:

                Nine Months Ended   As a % of  Nine Months Ended   As a % of  Percentage Difference
                September 30, 2007  Net Sales  September 30, 2006  Net Sales   increase (decrease)
                ------------------  ---------  ------------------  ---------  ---------------------
Operating                7,219,000       11.7%          5,638,000       11.3%        28%
Technology               3,543,000        5.7%          3,067,000        6.1%        15%
E-Commerce               2,766,000        4.5%          2,447,000        4.9%        13%
                ------------------  ---------  ------------------  ---------  ---------------------
                        13,528,000       21.9%         11,152,000       22.3%        21%

As a percentage of net sales, our selling and fulfillment expenses decreased slightly to 21.9% for the nine months ended September 30, 2007 from 22.3% for the nine months ended September 30, 2006.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased for the nine months ended September 30, 2007 by approximately 28% compared to the nine months ended September 30, 2006 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders and processing returns) and an increase in customer service and salary related expenses as well as incremental costs of approximately $632,000 incurred in connection with our transition to the new third party fulfillment center. Included in operating expenses for 2006 was a refund of $274,000 from one of our credit card processors due to the fact that it had charged us at incorrect rates during previous periods.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the nine months ended September 30, 2007, technology expenses increased by approximately 15% compared to the nine months ended September 30, 2006. This increase was attributed to an increase in staff and related costs, software support, depreciation and training and was partially offset by a decrease in consulting expenses. A majority of the consulting expenses incurred for the nine months ended September 30, 2007 were related to the development of our new Web site and capitalized accordingly. As of September 30, 2007 approximately $1,865,000 was capitalized in connection with the development of our new Web site.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the nine months ended September 30, 2007, e-commerce expenses increased by approximately 13% as compared to the nine months ended September 30, 2006. This increase was primarily due to an increase in salary related expenses as well as an increase in expenses associated with software used to support the web site.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the nine months ended September 30, 2007 increased by approximately 30% to $10,450,000 as compared to $8,019,000 for the nine months ended September 30, 2006. The increase in general and administrative expenses was primarily the result of the recording of $4,209,000 of expense related to employee stock options in the nine month period and increased consulting and professional fees of $152,000. These increases were partially offset by a decrease in public company expenses of $214,000 and a decrease in salary and salary related expenses of $133,000.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

As a percentage of net sales, general and administrative expenses for the nine months ended September 30, 2007 increased to approximately 16.9% from 16.1% for the nine months ended September 30, 2006.

Loss from operations: Operating loss increased by approximately 25% for the nine months ended September 30, 2007 to $10,543,000 from $8,431,000 for the nine months ended September 30, 2006. While net sales and gross margin increased over this period, the increase in net sales and gross margin was more than offset by the recording of stock option expenses in connection with SFAS No. 123(R).

Interest and other income: Other income for the nine months ended September 30, 2007 increased to $463,000 from $311,000 for the nine months ended September 30, 2006. These amounts relate primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the nine months ended September 30, 2007 totaled $193,000, compared to $530,000 for the nine months ended September 30, 2006. Interest expense relates to fees paid in connection with our Credit Facility, as well as interest expense on the Notes.

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2006

The following table sets forth our statement of operations data for the three months ended September 30th. All data is in thousands, except as indicated below:

                                                      2007                         2006                         2005
                                           -------------------------    -------------------------    -------------------------
                                                          As a % of                    As a % of                    As a % of
                                                          Net Sales                    Net Sales                    Net Sales
Net sales                                  $    18,079         100.0%   $    16,322         100.0%   $    12,045         100.0%
Cost of sales                                   12,351          68.3%        10,211          62.6%         7,470          62.0%
                                           -----------                  -----------                  -----------
         Gross profit                            5,728          31.7%         6,111          37.4%         4,575          38.0%

Selling and fulfillment expenses                 4,583          25.3%         3,871          23.7%         2,965          24.6%
Marketing expenses                               2,807          15.5%         3,496          21.4%         1,603          13.3%
General and administrative expenses              3,410          18.9%         2,369          14.5%         1,528          12.7%
                                           -----------                  -----------                  -----------
         Total operating expenses               10,800          59.7%         9,736          59.6%         6,096          50.6%

Operating loss                                  (5,072)        (28.0)%       (3,625)        (22.2)%       (1,521)        (12.6)%
Interest (expense) and other income, net            44           0.2%           140           0.9%          (182)         (1.5)%
                                           -----------                  -----------                  -----------
         Net loss                               (5,028)        (27.8)%       (3,485)        (21.3)%       (1,703)        (14.1)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

                                                        2007         2006         2005
                                                     ----------   ----------   ----------
Average Order Size (including shipping & handling)   $   280.22   $   260.58   $   228.72
New Customers Added during the Period                    37,408       35,970       28,762

In addition to the financial statement items and metrics listed above, we also report gross sales, which is a non-GAAP financial measure. We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt. We believe that the presentation of gross sales is useful to investors because (a) it provides a measure of the total demand for the products sold by the Company and (b) it provides a base with which to measure the percentage of total demand that is reserved for both returns and bad debt. Management uses the gross sales measure for these same reasons.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

Net sales: Gross sales for the three months ended September 30, 2007 increased by approximately 10% to $30,009,000 from $27,366,000 for the three months ended September 30, 2006. For the three months ended September 30, 2007, we recorded a provision for returns and credit card chargebacks and other discounts of $11,930,000, or approximately 39.8% of gross sales. For the three months ended September 30, 2006, the provision for returns and credit card chargebacks and other discounts was $11,044,000, or approximately 40.4% of gross sales. The decrease in the return rate in this provision as a percentage of gross sales resulted from a slight decrease in the return rate. However, there can be no assurance that a decrease in return rates will continue. Historically, as our merchandise mix has moved more towards higher end products, our return rate has increased.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the three months ended September 30, 2007 were $18,079,000. This represents an increase of approximately 11% compared to the three months ended September 30, 2006, in which net sales totaled $16,322,000. The growth in net sales resulted from both an increase in the number of new customers acquired (approximately 4% higher compared to third quarter 2006) and an increase in average order size (approximately 7% higher compared to the third quarter 2006). For the three months ended September 30, 2007, revenue from shipping and handling decreased approximately 1% to $924,000 from $939,000 for the three months ended September 30, 2006.

Cost of sales: Cost of sales for the three months ended September 30, 2007 totaled $12,351,000, resulting in gross margin of approximately 31.7%. Cost of sales for the three months ended September 30, 2006 totaled $10,211,000, resulting in gross margin of 37.4%. Gross profit decreased by 6 %, to $5,728,000 for the three months ended September 30, 2007 compared to $6,111,000 for the three months ended September 30, 2006. Included in the cost of sales was a charge for $550,000 against our inventory based on a inventory reconciliation (as described above in more detail). The growth in the high-end designer items has a significant impact on the Company's overall merchandise mix, which continues to negatively impact the gross margin percentage. The combination of the high demand for this merchandise and the decline in the value of the US Dollar relative to the Euro had a negative impact on our gross margins related to designer accessory items. In addition, the gross margin was negatively affected by additional inventory reserves, and expedited shipping expenses that were incurred in connection with our transition to a new fulfillment center.

Marketing expenses: Marketing expenses decreased by 20% to $2,807,000 for the three months ended September 30, 2007 from $3,496,000 for the three months ended September 30, 2006. While net sales for the three months increased by approximately 11%, our marketing expenses as a percentage of net sales decreased to 15.5% for the three months ended September 30, 2007 from 21.4% for the three months ended September 30, 2006.

Total expenses related to the national print and television advertising campaign for the three months ended September 30, 2007 totaled $693,000 compared to $1,486,000 for the three months ended September 30, 2006. A majority of this variance is the result of the timing of expensing production costs related to TV advertisements.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 18% in the third quarter of 2007 compared to the third quarter of 2006. Selling and fulfillment expenses were comprised of the following:

               Three Months Ended  As a % of  Three Months Ended  As a % of  Percentage Difference
               September 30, 2007  Net Sales  September 30, 2006  Net Sales   increase (decrease)
               ------------------  ---------  ------------------  ---------  ---------------------
Operating               2,486,000       13.7%          1,939,000       11.9%        28%
Technology              1,144,000        6.3%          1,079,000        6.6%         6%
E-Commerce                953,000        5.3%            853,000        5.2%        12%
               ------------------  ---------  ------------------  ---------  ---------------------
                        4,583,000       25.3%          3,871,000       23.7%        18%

As a percentage of net sales, our selling and fulfillment expenses increased to 25.3% for the three months ended September 30, 2007 from 23.7% for the three months ended September 30, 2006.

Operating expenses increased in the third quarter of 2007 by approximately 28% compared to the third quarter of 2006 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees) as well as an increase in customer service costs. In addition, during the third quarter we completed our transition to a new third party fulfillment center and incurred incremental expenses during the quarter of approximately

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

$462,000 in costs directly related to the move (including trucking, labor, insurance, etc.). Start-up issues associated with the transition to the new fulfillment center resulted in certain cancelled orders and associated expenses during the third quarter of 2007. In the long term, we expect the transition to the new fulfillment to improve customer service and to result in efficiencies and cost savings.

For the three months ended September 30, 2007, technology expenses increased by approximately 6% compared to the three months ended September 30, 2006. This increase resulted from an increase in software support, depreciation, training and web hosting expenses. The increase was partially offset by a decrease in consulting expenses. Most of the consulting expenses incurred in the third quarter of 2007 were related to the development of our new Web site and capitalized accordingly. For the three months ended September 30, 2007, approximately $646,000 of expenses were capitalized in connection with the development of our new Web site.

For the three months ended September 30, 2007, e-commerce expenses increased by approximately 12% as compared to the three months ended September 30, 2006. This increase was primarily due to an increase in salary related expenses, including the recording of non-cash employee stock option expenses as well as an increase in expenses associated with photo shoots.

General and administrative expenses: General and administrative expenses for the three months ended September 30, 2007 increased by approximately 44% to $3,410,000 as compared to $2,369,000 for the three months ended September 30, 2006. The increase in general and administrative expenses was primarily the result of the recording of $1,365,000 of expense related to non-cash employee stock options in the current period verses $463,000 last year.

As a percentage of net sales, general and administrative expenses for the third quarter of 2007 increased to approximately 18.9% from 14.5% for the third quarter of 2006.

Loss from operations: Operating loss increased by approximately 40% in the third quarter of 2007 to $5,072,000 from $3,625,000 in the third quarter of 2006. While net sales increased over this period, the increase in net sales was more than offset by the $550,000 inventory charge, the incremental operational expenses and the recording of stock option expenses in accordance with SFAS No. 123(R).

Interest and other income: Other income for the third quarter ended September 30, 2007 decreased to $99,000 from $199,000 for the third quarter ended September 30, 2006. These amounts relate primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the three months ended September 30, 2007 totaled $55,000, compared to $59,000 for the three months ended September 30, 2006. Interest expense relates to fees paid in connection with our Credit Facility.

LIQUIDITY AND CAPITAL RESOURCES

General

At September 30, 2007, we had approximately $7.2 million in cash and cash equivalents, as compared to $17.1 million at September 30, 2006 and $5.1 million at September 30, 2005. Cash and cash equivalents at December 31, 2006 was $20.2 million. Working capital at September 30, 2007, 2006 and 2005 was $26.7 million, $35.8 million and $11.6 million, respectively. Working capital at December 31, 2006 was $34.0 million. In addition, as of September 30, 2007, we had
approximately  $3.7  million  committed  under  the  Credit  Facility,   leaving
approximately $3.8 million of availability, as compared to $3.2 million committed and $4.3 million available as of September 30, 2006, and $2.7 million committed and $3.7 million available as of September 30, 2005.

We fund our operations through cash on hand, operating cash flow and the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance with respect to these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, we sometimes make prepayments in connection with our advertising campaign,

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

as in some circumstances we need to pay in advance of production. As of September 30, 2007, we had approximately $422,000 of prepaid inventory and $3,395,000 of prepaid advertising on our balance sheet, as compared to $1,111,000 and $2,096,000 as of September 30, 2006, and $436,000 and $1,082,000
as of September 30, 2005. The increase in the prepaid advertising related to ads that will run in the fourth quarter of 2007 and the first quarter of 2008.

Our inventory levels as of September 30, 2007 were approximately $3.6 million higher than at September 30, 2006. The increase in inventory generally reflects a ramp up in connection with our sales growth but also is a result of some of our inventory not being available for sale during our move to our new third party fulfillment center. As a result we expect to carry some of this inventory into next season. However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

We believe that our current funds, together with operating cash flow and availability under our existing Credit Facility, will be sufficient to enable us to meet our planned expenditures through at least the next 12 months.

Credit Facility

In July 2005, we entered into a new three year revolving credit facility with Wells Fargo. Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Historically, the Credit Facility had also been secured by the Soros LC. In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate). In return, we agreed to maintain a minimum cash balance of $5,000,000. Availability under the Credit Facility is determined by a formula that takes into account the amount of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of September 30, 2007, total availability under the Credit Facility was approximately $7,500,000 of which $3,650,000 was committed, leaving approximately $3,850,000 available for further borrowings.

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

Commitments and Long Term Obligations

As of September 30, 2007, we had the following commitments and long term obligations:

                                           Less than        1-3           3-5        More than
                              Total         1 year         years         years        5 years
                           ------------   -----------   -----------   -----------   -----------
Marketing and Advertising  $  5,225,000     5,225,000            --            --            --
Purchase Orders              16,803,000    16,803,000            --            --            --
Operating Leases              1,061,000       470,000       591,000            --            --
Employment Contracts          2,543,000       579,000     1,964,000            --            --
                           ------------   -----------   -----------   -----------   -----------
     Grand total           $ 25,632,000    23,077,000     2,555,000            --            --

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these instruments, we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

ITEM 4.  CONTROLS AND PROCEDURES.

As of the end of the period covered by this Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; risks related to our transition to a new order fulfillment center; the success of our advertising campaign; risks associated with Soros, Maverick and Prentice each owning a significant portion of our stock; the need for additional capital and potential inability to raise such capital; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on U.P.S. (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

PART II  - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We currently and from time to time are involved in litigation incidental to the conduct of our business. However, we are not party to any such litigation that in the opinion of management is likely to have a material adverse effect on us.

ITEM 1A. RISK FACTORS

The Risk Factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 have not materially changed other than as set forth below.

During the third quarter of 2007 we completed our transition to a new third party fulfillment center. In connection with this transition we incurred incremental expenses of approximately $632,000 ($462,000 for the third quarter) in costs directly related to the move (including trucking, labor, insurance, etc.). We took additional charges of approximately $550,000 against our inventory based on the reconciliation of inventory that we normally perform in connection with each quarter's close. We believe, at this time, that the charges that were taken will be sufficient to cover any loss of inventory resulting from the

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

transition, and that we will be able to work with the fulfillment center to implement necessary changes to their inventory reporting systems. However, there can be no assurance that this will be the case. We intend to perform the full physical inventory in January, following the end of the Holiday sales and returns cycle. Start-up issues associated with the transition to the new fulfillment center also resulted in certain cancelled orders and other incremental costs such as expedited shipping costs. During the period from June 2007 through mid September of 2007 a portion of the Company's inventory was not available for sale. This had a significant impact on the offering to the consumer and hence the ultimate sales recognized in this time frame. In addition, during this transition period the Company experienced some processing issues with a small percentage of orders and returns. We believe that these issues had a negative impact on those customers affected. We believe we have taken the appropriate action related to the customers affected. In the long term, we expect the transition to the new fulfillment center to improve customer service and increase efficiencies, however, there can be no assurance that the transition will not continue to have a negative impact upon our business, financial condition and results of operations.

ITEM 6.  EXHIBITS

The following is a list of exhibits filed as part of this Report:

 EXHIBIT
  NUMBER                                 DESCRIPTION
------------   -----------------------------------------------------------------
31.1           Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2           Certification Pursuant to Rule 13a-14(a)/15d-14(a)

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                  BLUEFLY, INC.
                               SEPTEMBER 30, 2007

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

November 14, 2007