Form 10-K
period 2007-12-31
BLUEFLY INC
filed 2008-03-28
CIK 1030896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934

     For the fiscal year ended December 31, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______ to ______

                        Commission File Number: 001-14498
                   -------------------------------------------
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

                  Registrant's telephone number: (212) 944-8000
              ----------------------------------------------------

Securities registered under Section 12(b) of the Exchange Act:

     Title of Each Class               Name of Each Exchange on Which Registered
     -------------------               -----------------------------------------
Common Stock, par value $.01 per share       The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:        None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate  by  check  mark whether disclosure of delinquent filers in response to
Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
(Check one):

Large accelerated filer [ ]    Accelerated filer [ ]   Non-accelerated filer [ ]
Smaller reporting company [ X ]
                  (Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule
12b-2 of the Exchange Act).   Yes [ ]    No [X]

As of March 24, 2008, there were 132,899,844 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 29, 2007, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $18.7 million.

                       DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant's proxy statement for the 2008 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

                                  BLUEFLY, INC.
                           ANNUAL REPORT ON FORM 10-K
                                      INDEX

                                                                              PAGE
                                                                              ----

                                     Part I.

             Special Note Regarding Forward-Looking Statements                    3
Item 1       Business                                                             3
Item 1A      Risk Factors                                                         7
Item 2       Properties                                                          14
Item 3       Legal Proceedings                                                   14
Item 4       Submission of Matters to a Vote of Security Holders                 14

                                    Part II.

Item 5       Market for the Registrant's Common Equity, Related Stockholder
               Matters and Issuer Purchases of Equity Securities                 14
Item 6       Selected Financial Data                                             17
Item 7       Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                             18
Item 7A      Quantitative and Qualitative Disclosures About Market Risk          26
Item 8.      Financial Statements and Supplementary Data                         27
Item 9.      Changes in and Disagreements with Accountants on Accounting
               and Financial Disclosure                                          27
Item 9A(T).  Controls and Procedures                                             27
Item 9B.     Other Information                                                   27

                                    Part III.

Item 10.     Directors, Executive Officers and Corporate Governance              28
Item 11.     Executive Compensation                                              28
Item 12.     Security Ownership of Certain Beneficial Owners and Management
               and Related Stockholder Matters                                   28
Item 13.     Certain Relationships and Related Transactions, and Director
               Independence                                                      28
Item 14.     Principal Accounting Fees and Services                              28

                                    Part IV.

Item 15.     Exhibits and Financial Statement Schedules                          28

Signatures                                                                       32

Financial Statements                                                            F-1

                                     PART I
                                     ------
Special Note Regarding Forward-Looking Statements and Associated Risks

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

Item 1. Description of Business

General

Bluefly, Inc. is a leading online retailer of designer brands, fashion trends and superior value. During 2007, we offered over 50,000 different styles for sale in categories such as men's, women's and accessories as well as house and home accessories from over 350 brands at discounts up to 75% off retail value. We launched the Bluefly.com Web site (the "Web site") in September 1998. Since its inception, www.bluefly.com has served over one million customers and shipped to over 13 countries.

Our common stock is listed on the Nasdaq Capital Market under the symbol "BFLY" and we are incorporated in Delaware. Our executive offices are located at 42 West 39th Street, New York, New York 10018, and our telephone number is (212) 944-8000. Our Internet address is www.bluefly.com. We make available, free of charge, through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In this report, the terms "we," "us," "Bluefly" and the "Company" refer to Bluefly, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

Recent Developments

In March 2008, we entered into an agreement (the "Commitment") with affiliates of Soros Fund Management LLC ("Soros") and private funds associated with Maverick Capital, Ltd. ("Maverick") pursuant to which they agreed to provide up to $3 million of debt financing to us, on a standby basis, during the next year, provided that the commitment amount will be reduced by the gross proceeds of any equity financing consummated during the year. We can draw down debt in one or more tranches, provided that our cash balances are less than $1 million at the time of any draw down. The draw downs will be evidenced by subordinated convertible notes (the "Subordinated Notes") that have a term expiring on the later of June 26, 2011 and three years from the date of the issuance of the Subordinated Notes and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible (subject to stockholder approval to the extent required by the NASDAQ Capital Market), at the holder's option (a) into equity securities that the Company might issue in any subsequent round of financing at a price that was equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) into Common Stock at a price per share equal to the market price (as defined in the Subordinated Notes) on the date of issuance of the note. In connection with the Commitment, we issued warrants to Soros and Maverick to purchase an aggregate of 525,002 shares of Common Stock at an exercise price equal to the trailing 20-day average stock price on the date of grant.

In March 2008, we amended our credit facility ("Credit Facility") with Wells Fargo Retail Finance, LLC. ("Wells Fargo") to (i) extend the term until July 26, 2011; (ii) change the rate at which interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3.0 million and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3.0 million; (iii) increase the monthly commitment fee on the unused portion of the Credit Facility to 0.50% from 0.35%;
(iv) include a servicing fee of $3,333.33 per month; (v) increase the early termination fee to 1% of the revolving credit ceiling, from 0.50% through maturity; and (vi) amend the standby and documentary letter of credit fees to 3.25% and 2.75%, respectively on average excess availability less than $3.0 million, and 3.00% and 2.50%, respectively on average excess availability greater than $3.0 million.

In addition, the amendment calls for no revolving credit loans to be made unless the full amount available pursuant to the Subordinated Notes (described above) has been advanced to the Company and is outstanding. In connection with this amendment, we paid Wells Fargo a $35,000 amendment fee. Under the terms of a Subordination and Intercreditor Agreement, dated as of March 26, 2008, Soros and Maverick have the right to purchase all of our obligations from Wells Fargo at any time if we are then in default under the Credit Facility.

On March 13, 2008, our Board of Directors approved a 1-for-10 reverse stock split of our Common Stock. The record date for the reverse stock split is April 3, 2008, and the reverse stock split will be effective as of the close of trading on the same date. On a pre-split basis, we currently have approximately 132 million shares of Common Stock outstanding (excluding treasury shares), which will be reduced to approximately 13.2 million shares as a result of the split. All share numbers in this report are shown on a pre-split basis.

Business Strategy

Our goal is to offer our customers the best designer brands and latest fashion trends at superior values. We offer the same types of on-trend and in-season designer merchandise as are sold in luxury department stores at discounts. Similarly, we are able to offer an upscale shopping experience not available at off-price stores or outlet malls because of our merchandise selection and the presentation and product search capabilities offered by our Web site. The frequent addition of new on-trend products to our site is also key to our marketing strategy, as it gives our shoppers reason to visit the site and encourages them to be loyal and active.

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

E-Commerce And The Online Apparel Market

The dramatic growth of e-commerce has been widely reported and is expected to continue. According to "US eCommerce Forecast: 2008 to 2012", published by Forrester Research, Inc., in January 2008, online retail in the United States reached $175 billion in 2007 and is projected to grow to $335 billion by 2012. The apparel, accessories and footwear category for 2007 totaled $22.7 billion and is expected to grow to $41.8 billion by the year 2012.

According to the ComScore Inc., e-commerce non travel retail holiday spending (excluding auctions and large corporate purchases) surpassed $29 billion in 2007 compared to $24.6 billion in 2006, an increase of 19 percent.

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

Prior to 2005, we acquired new customers primarily through online advertising, word-of-mouth, sweepstakes and our affiliate program. In September 2005, faced with low awareness numbers, we began a national advertising campaign that featured both print and television. Over the past two and a half years we have increased awareness by targeting general advertising efforts to a more fashion focused customer. In 2007 we further refined our marketing strategy by aligning ourselves with entertainment properties, such as BravoTV.com and Project Runway.

Merchandising

We buy merchandise directly from designers as well as from other third party indirect resources. Currently, we offer products from more than 350 name brand designers. We believe that we have been successful in developing vendor relationships, in part because we have devoted substantial resources to establishing Bluefly.com as a high-end retail environment. We are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers.

Warehousing And Fulfillment

When we receive an order, the information is transmitted to our third party warehouse and fulfillment center, where the items included in the order are picked, packed and shipped directly to the customer. Our inventory database is updated on a real-time basis, allowing us to display on our Web site only those styles, sizes and colors of product available for sale. During the third quarter of 2007, we completed our transition to a new third party distribution center located in Ohio. Over the long term, we expect the transition to the new Distribution center to improve customer service and increase efficiencies, however, there can be no assurance that this will happen. See, "Risk Factor - Our Business Has Been Impacted by Issues Related to Our Transition to a New Third Party Distribution Center."

Customer Service

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts. Our customer service effort starts with our Web site, which is designed to provide an intuitive shopping experience. An easy-to-use help center is available on the Web site and is designed to answer many of our customers' most frequently asked questions. For customers who prefer e-mail, chat or telephone assistance, customer service representatives are available seven days a week to provide assistance. We utilize customer representatives from a third party call center that has a team dedicated to our business. We also maintain a team of premiere representatives in our New York office, who provide special services and assist in the training and management of the other representatives. To ensure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 90 days of the sale for a full refund.

In January 2007, we were awarded the "E-tailing Excellence Award" from the e-tailing group for the second consecutive year. This award recognizes online merchants who excel in customer service.

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

In September 2006, we entered into agreements with Art Technology Group, Inc. ("ATG"), pursuant to which we will license certain technology from ATG to be used as a platform for future versions of our Web site. We are in the process of developing an improved version of our Web site based on ATG software. The new version of our Web site is expected to launch in the second half of 2008/early 2009 and will replace the older version. The launch of the new Web site will involve the use of significant internal and external resources. Certain costs related to the development of the new Web site will be capitalized and amortized over a 36-month period.

We expect that the more robust tools provided by the upgraded Web site will allow us to better create and manage, and measure the performance of, on-site marketing promotions. In addition, we believe that the new Web site will provide a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need. There can be no assurance that the new Web site will have a positive effect on our business. See, "Risk Factor - The Implementation Of A New Web site May Place A Significant Strain On Our Resources and Could Result in Start-Up Performance Issues."

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

Employees

As of March 17, 2008, we had 104 full-time employees and 1 part-time employee, as compared to 95 full-time and 1 part-time employees as of March 17, 2007. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

Item 1A. Risk Factors

We Have A History Of Losses And Expect That Losses Will Continue In The Future. As of December 31, 2007, we had an accumulated deficit of $131,826,000. We incurred net losses of $15,829,000, $12,193,000 and $3,820,000 for the years ended December 31, 2007, 2006 and 2005, respectively. We have incurred substantial costs to develop our Web site and infrastructure, and build our customer file and brand awareness. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. We therefore may continue to incur substantial operating losses for at least the next year. Our ability to become profitable depends on our ability to generate and sustain substantially higher net sales while maintaining reasonable expense levels, both of which are uncertain. If we do achieve profitability, we cannot be certain that we would be able to sustain or increase profitability on a quarterly or annual basis in the future.

Soros, Maverick And Prentice Each Own A Large Amount Of Our Stock And Therefore Can Exert Significant Influence Over Our Management And Policies. As of March 21, 2008, Soros owned, in the aggregate, approximately 38% of our Common Stock. Maverick and investment entities and accounts managed and advised by Prentice Capital Management, LP ("Prentice") each owned approximately 23% of our Common Stock. We entered into a voting agreement with Soros, Maverick and Prentice (the "Voting Agreement"), pursuant to which Soros has the right to designate three designees to our Board of Directors, and Maverick and Prentice each have the right to designate one designee. The Voting Agreement also provides that one designee of Soros and the designee of each of Maverick and Prentice have the right to serve on the Compensation Committee and the Governance and Nominating Committee of the Board of Directors. If we establish an Executive Committee, the designees of Soros, Maverick and Prentice will be entitled to serve on such committee. In March 2008, we entered into the Commitment pursuant to which Soros and Maverick agreed to provide up to $3 million of debt financing to us during the next year. Draw downs on the Commitment will be evidenced by the Subordinated Notes, which are convertible (subject to stockholder approval to the extent required by the NASDAQ Capital Market), at the holder's option, into shares of our Common Stock. To the extent we issue Subordinated Notes to Soros and Maverick that are subsequently converted, the ownership interests of Soros and Maverick will be increased. See "Description of Business - Recent Developments."

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

We Are Making A Substantial Investment In Our Business And May Need To Raise Additional Funds. We may need additional financing to effect our business plan and accelerate our customer acquisition. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. In March 2008, we entered into the Commitment pursuant to which Soros and Maverick agreed to provide up to $3 million in debt financing to us during the next year. The Company believes that its existing resources, together with working capital should be sufficient to satisfy its cash requirements through at least December 31, 2008. The Company may seek additional equity or debt capital to maximize the growth of its business or if anticipated operating results are not achieved. The environment for raising investment capital has been difficult and there can be no assurance that additional financing or other capital will be available upon terms acceptable to us, or at all. In the event that we are unable to obtain additional financing, if needed, we could be forced to decrease expenses that we believe are necessary for us to realize on our long-term prospects for growth and profitability and/or liquidate inventory in order to generate cash. Moreover, any additional equity financing that we may raise could result in significant dilution of the existing holders of common stock. See "Description of Business- Recent Developments."

Our Lender Has Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility. Under the terms of our loan facility, our lender has a first priority lien on substantially all of our assets, including our cash balances. If we default under the loan facility, our lender would be entitled, among other things, to foreclose on our assets in order to satisfy our obligations under the loan facility.

Our Business Has Been Impacted by Issues Related to Our Transition to a New Third Party Distribution Center. During the third quarter of 2007, we completed our transition to a new third party distribution center. In connection with this transition, we incurred incremental expenses of approximately $721,000 in costs directly related to the move (including trucking, labor, insurance, etc.). We took additional charges of approximately $550,000 against our inventory during the third quarter of 2007, based on the reconciliation of inventory that we normally perform in connection with each quarter's close. We believe that the charges that were taken were sufficient to cover any loss of inventory resulting from the transition. We have worked with the distribution center to implement necessary changes to their inventory reporting systems as a result of the full physical inventory that was performed in January 2008, following the end of the Holiday sales and returns cycle. We believe that significant operational issues related to the move have been resolved. Start-up issues associated with the transition to the new distribution center also resulted in certain cancelled orders and other incremental costs such as expedited shipping costs. During the period from June 2007 through mid September of 2007 a portion of the Company's inventory was not available for sale. This had a significant impact on the offering to the consumer and hence the ultimate sales recognized in this time frame. As a result of this the Company made the decision to liquidate certain inventory in order to improve the efficiency of the new fulfillment center as well as to enhance the customer experience. The net effect to the statement of operations of removing this inventory from our site was approximately $1.5 million. In addition, during this transition period the Company experienced some processing issues with a small percentage of orders and returns resulting in a decrease in revenue from repeat business. We believe that these issues had a negative impact on those customers affected at least in the short term. In the long term, we expect the transition to the new Distribution center to improve customer service and increase efficiencies, however, there can be no assurance that the transition will not continue to have a negative impact upon our business, financial condition and results of operations.

Our Ability To Maintain And Pay Our Indebtedness Under Our Loan Facility Is Dependent Upon Meeting Our Business Plan. We are required to pay interest under our loan facility on a monthly basis. Assuming we meet our business plan, we will be able to pay our interest as required. To a certain extent, however, our ability to meet our business plan, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and therefore we cannot assure you that based on our business plan we will generate sufficient cash flow from operations to enable us to pay our indebtedness under the loan facility and maintain our minimum availability requirement throughout the term of the agreement. If we fall short of our business plan and are unable to raise additional capital, we could default under our loan facility. In the event of a default under the loan facility, our lender would be entitled, among other things, to foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the loan facility. See "Risk Factors - Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Loan Facility."

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

We Purchase a Substantial Portion of Our Inventory from One Supplier. In 2007 and 2006, we purchased approximately 38% and 28%, respectively, of our inventory from one supplier. Should our relationship with this supplier deteriorate or terminate, or should this supplier lose some or all of its access to the products that we purchase from it, our performance could be adversely affected. Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms, or at all. A failure to obtain such products on as favorable terms could have an adverse effect on our revenue and/or gross margin.

We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk. We do not have any agreements controlling the long-term availability of merchandise or the continuation of particular pricing practices. Our contracts with suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. In addition, in order to entice new vendors to open up relationships with us, we sometimes are required to either make prepayments or agree to shortened payment terms. Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers' needs, and therefore our long-term growth prospects, would be materially adversely affected. See "Risk Factors - Brand Owners Could Establish Procedures to Limit Our Ability to Purchase Products Indirectly" and "Risk Factors - We Purchase a Substantial Portion of Our Inventory from One Supplier."

The Implementation Of The New Web Site May Place A Significant Strain On Our Resources and Could Result in Start-Up Performance Issues. During 2006, we entered into a Master License Agreement with ATG, pursuant to which we will license certain technology from ATG to be used as a platform for future versions of our Web site, and ATG will provide certain support and consulting services in connection therewith. The new version of our Web site is expected to launch in the second half of 2008/early 2009 and will replace the older version. The launch of the new Web site will involve the use of significant internal and external resources. We will need to develop new internal procedures to operate the new Web site and to make the most effective use of the improvements available on the new Web site. As with any new technology, we may experience instability and performance issues upon launch, and such issues could have a material adverse effect on our revenue and, therefore, our results of operations. While we believe that this project is a prudent investment for our future growth prospects, the return on this investment is not certain and the time and attention required to build out and learn how to best use the new Web site could result in our inability to undertake certain initiatives that could have a more immediate, positive impact on our business and/or distract us from other areas of our business that require the time and attention of those involved in the continued development of the new Web site.

We Are Not In Compliance with Certain Nasdaq Listing Requirements. On August 16, 2007, we were notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that we were not in compliance with the continued listing requirements for the Nasdaq Capital Market because shares of our Common Stock had closed at a per share bid price of less than $1.00 for at least 30 trading days. Under Nasdaq rules, we were given a 180-day grace period to regain compliance, which extended to February 11, 2008. On February 13, 2008, we received a Nasdaq Staff Determination Letter indicating that the Company's common stock had not regained compliance with the $1 minimum bid price continued listing requirement set forth in Marketplace Rule 4310(c)(4) during the 180-day extension period provided the Company in August 2007. The Company would have been entitled to an additional 180-day extension period had it met the initial listing criteria of the Nasdaq Capital Market (other than the minimum bid price requirement) as of the expiration of the initial 180-day period. For a majority of the initial 180-day period, the Company met these criteria and therefore expected that it would be granted the additional extension. However, due to the decrease in the price of the Company's common stock over the first few weeks of 2008, it did not meet the public float requirement of Nasdaq's initial listing criteria as of the determination date, and therefore was not granted the additional extension. Accordingly, the Nasdaq Staff determined that the Company's common stock was subject to delisting from the Nasdaq Capital Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, and the delisting action was stayed pending the issuance of a final decision by the Panel.

In advance of the hearing, on March 13, 2008, the Board of Directors approved a 1 for 10 reverse stock split, which will be effective as of April 3, 2008. While the trading price of our common stock cannot be predicted with certainty, as our common stock begins trading following the reverse stock split, it is expected that the price per share will increase to reflect the reverse stock split. For example, as of March 20, 2008, the last closing sale price reported on NASDAQ was $0.49. Assuming that this was the price per share as of the effective time of the reverse stock split, it is expected that the price per share immediately following the effective time would be $4.90, well above the $1 minimum bid price requirement. Although we have not received a formal decision from the Nasdaq Listing Qualifications Panel, we expect that we will be provided with a short grace period to regain compliance with the minimum bid price requirement following the effectiveness of the reverse stock split. In order to regain compliance with the minimum bid price requirement, our common stock would need to close at or above $1 for 10 consecutive business days following the reverse stock split. There can be no assurance that such reverse stock split will cause the Company to regain compliance for the minimum bid price requirement for the required period of time. The failure to maintain listing on the Nasdaq Capital Market could have a material adverse effect on the price and/or liquidity of our Common Stock.

Unexpected Changes In Fashion Trends Could Cause Us To Have Either Excess or Insufficient Inventory. Fashion trends can change rapidly, and our business is sensitive to such changes. There can be no assurance that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner. If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels or higher markdowns, either of which would have a material adverse effect on our business, financial condition and results of operations. See Risk Factor "Our Business Has Been Impacted by Issues Related to Our Transition to a New Third Party Distribution Center" for a discussion of a write off of inventory taken in the fourth quarter of 2007.

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

We Are Heavily Dependent On Third-Party Relationships, And Failures By A Third Party Could Cause Interruptions To Our Business. We are heavily dependent upon our relationships with our fulfillment operations provider, third party call center and Web hosting provider, delivery companies like DHL, UPS and the United States Postal Service, and credit card processing companies such as Paymentech and Cybersource to service our customers' needs. To the extent that there is a slowdown in mail service or package delivery services, whether as a result of labor difficulties, terrorist activity or otherwise, our cash flow and results of operations would be negatively impacted during such slowdown, and the results of such slowdown could have a long-term negative effect on our reputation with our customers. The failure of our fulfillment operations provider, third party call center, credit card processors or Web hosting provider to properly perform their services for us could cause similar effects. Our business is also generally dependent upon our ability to obtain the services of other persons and entities necessary for the development and maintenance of our business. If we fail to obtain the services of any such person or entities upon which we are dependent on satisfactory terms, or we are unable to replace such relationship, we would have to expend additional resources to develop such capabilities ourselves, which could have a material adverse impact on our short-term cash flow and results of operations and our long-term prospects. See, "Risk Factor - Our Business Has Been Impacted by Issues Related to Our Transition to a New Third Party Distribution Center."

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

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store bought merchandise. We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. As a result, our reserve for returns and credit card chargebacks for fiscal 2007, 2006 and 2005 has been 39.6%, 39.6% and 37.8%, respectively. If return rates are higher than expected, our business, prospects, financial condition, cash flows and results of operations could be materially adversely affected.

Our Success Is Largely Dependent Upon Our Executive Personnel. We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. In particular, we rely upon their strategic guidance, their relationships and credibility in the vendor and financial communities and their ability to recruit key operating personnel. Our current employment agreements with our Chief Executive Officer, President and Chief Operating Officer and Chief Marketing Officer run through July 2009, January 2011 and September 2008, respectively, however there can be no assurance that any of them will not terminate their employment earlier. The loss of the services of any of our executive officers could have a material adverse effect on our credibility in the vendor communities and our ability to recruit new key operating personnel.

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

We Face Uncertainties Relating To Sales And Other Taxes. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Ohio and New York. However, state taxation laws and regulations may change in the future, and one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as our company, that engage in online commerce. In addition, any new operation in states outside Ohio and New York could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

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

We Rely On The Effectiveness Of Our Internal Controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered public accounting firm will be required to audit the design and operating effectiveness of our internal controls and attest to management's assessment of the design and the effectiveness of our internal controls. The first such audit will be required for our fiscal year ending December 31, 2008. It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our Common Stock.

Item 2. Properties

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The leases expire in 2010 through 2012. Our total lease expense for the current office space during 2007 was approximately $477,000.

Item 3. Legal Proceedings

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

Item 4. Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders of the Company during the fourth quarter of 2007.

                                     PART II
                                     -------

Item 5. Market For Registrant'S Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company's common stock, par value $.01 per share ("Common Stock"), is quoted on The Nasdaq Capital Market. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq Capital Market:

                      Fiscal 2007           High         Low
                      -----------           ----         ---
                      First Quarter        $1.38       $0.98
                      Second Quarter       $1.20       $0.98
                      Third Quarter        $1.03       $0.85
                      Fourth Quarter       $0.97       $0.66

                      Fiscal 2006           High         Low
                      -----------           ----         ---
                      First Quarter        $1.49       $0.96
                      Second Quarter       $1.23       $0.68
                      Third Quarter        $1.20       $0.93
                      Fourth Quarter       $1.59       $0.79

On March 13, 2008, the Board of Directors approved a one for 10 reverse stock split, which will be effective as of April 3, 2008. While the trading price of our common stock cannot be predicted with certainty, as our common stock begins trading following the reverse stock split, it is expected that the price per share will increase to reflect the reverse stock split. For example, as of March 20, 2008, the last closing sale price reported on NASDAQ was $0.49. Assuming that this was the price per share as of the effective time of the reverse stock split, it is expected that the price per share immediately following the effective time would be $4.90.

Holders

As of March 20, 2008, there were approximately 115 holders of record of the Common Stock. We believe that there were more than 4,800 beneficial holders of the Common Stock as of such date.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, the terms of our credit facility prohibit us from paying cash dividends without the consent of our lender. See Note 11 to the Financial Statements. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2007 with respect to the Company's equity compensation plans which have been approved by its stockholders. The Company has one equity compensation plan that was not approved by its stockholders.

                                                                                                           Number of Securities
                                                                                                          remaining available for
                                                 Number of Securities to                                   future issuance under
                                                 be issued upon exercise        Weighted-average            equity compensation
                                                          of                    exercise price of                  plans
                                                  outstanding options,         outstanding options,        (excluding securities
                                                  warrants and rights          warrants and rights        reflected in column (a))
Plan Category                                            (a)                          (b)                         (c)
----------------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by
  security holders                                            10,726,680(1)                   $1.05(2)                   5,609,862
Equity compensation plans not approved by
  security holders                                               246,060                       1.02                             --
----------------------------------------------------------------------------------------------------------------------------------
Total                                                         10,972,740                      $1.05                      5,609,862
----------------------------------------------------------------------------------------------------------------------------------

(1) Includes 3,428,777 options to purchase shares of Common Stock, 396,514 shares of Restricted Stock and 7,147,447 Deferred Stock Units.
(2) Calculated based on the exercise price of the 3,428,777 options referred to in Note 1 above.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

                                                                                      Total Number           Maximum
                                                                                           of                 Number
                                                                                         Shares           of Shares that
                                                                                      Purchased as            May
                                                                                        Part of              Yet Be
                                                 Total Number          Average         Publicly             Purchased
                                                      of                price          Announced            Under the
                                                    Shares            Paid per         Plans or             Plans or
Period                                             Purchased            Share          Programs             Programs
---------------------------------------------------------------------------------------------------------------------------
October 1, 2007 -- October 31, 2007                1,233,905(1)         $ 0.92            n/a                  n/a
November 1, 2007 -- November 30, 2007                      -            $    -            n/a                  n/a
December 1, 2007 -- December 31, 2007                149,925(1)         $ 0.90            n/a                  n/a

Total -- Three months ended December 31, 2007      1,383,830            $ 0.92            n/a                  n/a

   (1) These shares were withheld by the Company to satisfy the tax withholding obligations of certain officers and employees of the Company in connection with the distribution of common stock in respect of deferred stock units held by such officers and employees.

Item 6. Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2004 and 2003 and at December 31, 2005, 2004 and 2003 are derived from our audited financial statements not included in this report. In January 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all stock-based payment transactions be recognized in the financial statements at their fair values. Results for prior periods have not been restated for SFAS No. 123(R). All data is in thousands, except share data:

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                        2007           2006            2005            2004               2003
                                                        ----           ----            ----            ----               ----
Statement of Operations Data:
Net sales                                             $91,493         $77,062         $58,811         $43,799           $ 37,928
Cost of sales                                          58,754          46,153          35,816          27,393             26,603
                                                       ------          ------          ------          ------             ------
    Gross profit                                       32,739          30,909          22,995          16,406             11,325

Selling and fulfillment expenses                       18,898          15,808          12,880          11,783             10,163
Marketing expenses                                     16,063          14,196           6,961           2,120              1,898
General and administrative expenses                    13,848          13,001           6,299           6,408              5,207
                                                       ------          ------          ------          ------             ------
    Total operating expenses                           48,809          43,005          26,140          20,311             17,268

Operating loss(2)                                     (16,070)        (12,096)         (3,145)         (3,905)            (5,943)

Interest expense                                         (260)           (599)           (856)           (733)              (464)
Interest/other income                                     501             502             181             847                 38
                                                       ------          ------          ------          ------             ------

    Net loss                                          (15,829)        (12,193)         (3,820)         (3,791)            (6,369)
Basic and diluted loss per share:                      $(0.12)         $(0.23)         $(0.54)         $(0.55)            $(0.88)
Basic and diluted weighted average number of
common shares outstanding available to            130,911,295      80,170,532      16,153,020      14,586,752         11,171,018
common stockholders(1)

Balance Sheet Data:                                                              As of December 31,
                                                                                 ------------------
                                                        2007           2006            2005            2004                2003
                                                        ----           ----            ----            ----                ----
Cash and cash equivalents                              $6,730         $20,188          $9,408        $7,938(3)            $7,721
Inventories, net                                       28,492          24,189          16,893          12,958             11,340
Other current assets                                    3,589           4,229           3,536           2,559              1,863
Total assets                                           45,019          52,430          33,045          25,541             22,998
Current liabilities                                    17,922          14,603          11,936           9,413              8,459
Long term liabilities                                      60              --           5,244           4,739              4,260
Shareholders' equity                                   27,037          37,827          15,865          11,389             10,279

(1) Weighted average shares increased to approximately 80.2 million in 2006 as a result an equity financing consummated in June 2006 and the conversion of the Company's preferred stock into common stock in connection with such financing.
(2) This amount includes non-cash expense of approximately $6.2 million and $4.5 million in 2007 and 2006, respectively, related to stock-based compensation, recorded in accordance with SFAS 123R.
(3) Includes restricted cash of $1,253.

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

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998

We believe that there is an opportunity to accelerate the growth of our business while continuing to provide our customers with the great values that they have become accustomed to. In an effort to take advantage of this opportunity, we began a national advertising campaign that featured both print and television. Over the past two and a half years, we have increased awareness by targeting general advertising efforts to a more fashion focused consumer. In 2007, we further refined our marketing strategy by aligning ourselves with entertainment properties, such as BravoTV.com and Project Runway.

During the third quarter of 2007, we completed our transition to a new third party distribution center. In connection with this transition, we incurred incremental expenses of approximately $721,000 in costs directly related to the move (including trucking, labor, insurance, etc.). We took additional charges of approximately $550,000 against our inventory during the third quarter of 2007 based on the reconciliation of inventory that we normally perform in connection with each quarter's close. We believe that the charges that were taken were sufficient to cover any loss of inventory resulting from the transition. We have worked with the distribution center to implement necessary changes to their inventory reporting systems as a result of the full physical inventory that was performed in January 2008, following the end of the Holiday sales and returns cycle. We believe that significant operational issues related to the move have been resolved. Start-up issues associated with the transition to the new distribution center also resulted in certain cancelled orders and other incremental costs such as expedited shipping costs. As a result of the transition, during the period from June 2007 through mid September 2007, a portion of the Company's inventory was not available for sale to our customers and, therefore, our revenue during this period was adversely affected. Because the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term, and because of our desire to keep our merchandise fresh we decided not to carry some of this inventory into next season, and removed it from our Web site. We believe that by doing so, we will improve the efficiency of the new fulfillment center and enhance the customer experience. We have taken an inventory write-down with respect to this merchandise because it is being removed from our Web site. The net effect to the statement of operations of removing this inventory from our site, was approximately $1.5 million.

In addition, during this transition period, the Company experienced some processing issues with a small percentage of orders and returns. We believe we have taken the appropriate action related to the customers affected by these processing issues. In the long term, we expect the transition to the new distribution center to improve customer service and increase efficiencies, however, there can be no assurance that the transition will not continue to have a negative impact upon our business, financial condition and results of operations.

Our net sales increased nearly 19% to $91,493,000 for the year ended December 31, 2007 from $77,062,000 for the year ended December 31, 2006. On a quarterly basis, our net sales increased by approximately 31%, 29%, 11% and 9%, respectively, as compared to the same periods in 2006. Our gross margin decreased to 35.8% from 40.1% in 2006. Our gross profit increased by nearly 6% to $32,739,000 for the year ended December 31, 2007 from $30,909,000 for the year ended December 31, 2006. The decrease in gross margin was primarily related to (i) a write off of inventory (ii) a change in the merchandise mix
(iii) expedited shipping cost incurred in connection with our transition to the new third-party fulfillment center and (iv) the additional reserves against inventory taken as a result of the transition to the new fulfillment center, as described above. Our operating loss increased by over 32%, to $16,070,000 in 2007, from $12,096,000 in 2006. This increase was primarily a result of a write of inventory in the fourth quarter, an increase in stock-based compensation as a result of equity awards granted in the fourth quarter of 2006 (stock based compensation was $6.2 million for the year ended December 31, 2007 versus $4.5 million for the same period last year) as well as costs incurred in connection with our transition to the new fulfillment center, and increased marketing expenses.

Total marketing expenses increased by 13% to $16,063,000 for the full year 2007, from $14,196,000 for the full year 2006. We increased our spending in marketing (excluding staff related costs) by 14% to $14,908,000 for the full year 2007, from

$13,040,000 for the full year 2006. The primary goal of our marketing campaign is to build upon the awareness created by the initial launch of the campaign in fall 2005, both with new customers as well as with our existing customers. A large portion of the increased marketing expense was a result of the costs associated with our sponsorships with entertainment properties. We believe that this investment in marketing is a prudent investment in our business given that our margin structure and average order size have historically resulted in a relatively high positive contribution to overhead and marketing on a customer's first order.

Our reserve for returns and credit card chargebacks remained unchanged at 39.6% of gross sales for the years ended December 31, 2007 and 2006 respectively. In general, our merchandise mix has been shifting towards higher end products which tend to drive return rates higher. We continually try to refine our merchandise mix to reduce the return rate. However, we believe that the higher return rates will be more than offset by the higher gross margin dollars and average order sizes. As such, we continually evaluate our merchandise mix in an effort to reduce return rates.

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

On January 1, 2006, we adopted SFAS No. 123(R), which requires expensing of stock options. As a result, we recorded total share-based compensation expenses of $6,194,000 for the year ended December 31, 2007 and $4,454,000 for the year ended December 31, 2006. Results for prior periods have not been restated due to the adoption based on the modified prospective approach.

At December 31, 2007, we had an accumulated deficit of $131,826,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as noncash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

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

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out ("FIFO") method. This valuation requires us to make judgments based on currently available information, about the saleability of such merchandise, the selling price, etc. Based upon this evaluation, we review our inventory levels in order to identify slow-moving merchandise and establish a reserve for such merchandise.

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

Effective January 1, 2007, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Upon the adoption of FIN 48, the Company's open tax years extend back to 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising form uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Statement of Operations or Balance Sheet upon adoption of FIN 48 or as of and for the year ended December 31, 2007.

Stock-Based Compensation

As of January 1, 2006, we adopted SFAS No. 123(R) which requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Determining the fair value of stock- based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term, risk-free interest rate and expected forfeitures. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Results Of Operations

The following table sets forth our statement of operations data for the years ended December 31st. All data is in thousands except as indicated below:

                                               2007                    2006                   2005
                                               ----                    ----                   ----
                                                   As a % of                As a % of               As a % of
                                                   Net Sales                Net Sales               Net Sales
Net sales                               $91,493      100.0%     $77,062       100.0%     $58,811      100.0%
Cost of sales                            58,754       64.2%      46,153        59.9%      35,816       60.9%
                                         ------                  ------                   ------
     Gross profit                        32,739       35.8%      30,909        40.1%      22,995       39.1%
Marketing expenses                       16,063       17.6%      14,196        18.4%       6,961       11.8%
Selling and fulfillment expenses         18,898       20.7%      15,808        20.5%      12,880       21.9%
General and administrative expenses      13,848       15.1%      13,001        16.9%       6,299       10.7%
                                         ------                  ------                    -----
     Total operating expenses            48,809       53.4%      43,005        55.8%      26,140       44.4%
Operating loss                          (16,070)     (17.6)%    (12,096)      (15.7)%     (3,145)      (5.3)%
Interest (expense) other income             241        0.3%         (97)       (0.1)%       (675)      (1.2)%
                                            ---                    ----                    -----
     Net loss                          $(15,829)     (17.3)%   $(12,193)      (15.8)%    $(3,820)      (6.5)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

                                                            2007        2006        2005
                                                            ----        ----        ----
Average Order Size (including shipping & handling)       $276.58     $257.64     $220.17
New Customers Added during the Year*                     198,884     177,213     148,975

* Based on unique email addresses

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

For The Year Ended December 31, 2007 Compared To The Year Ended December 31,
2006

Net sales: Gross sales for the year ended December 31, 2007 increased by approximately 19% to $151,435,000 from $127,556,000 for the year ended December 31, 2006. The increase in gross sales was partially offset by lost sales and cancelled orders attributable to start-up issues at our new distribution center. The provision for returns and credit card chargebacks and other credits was approximately 39.6% for 2007 and 2006, resulting in a provision of $59,942,000 for the year ended December 31, 2007 and $50,494,000 for the year ended December 31, 2006.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2007 were $91,493,000. This represents an increase of nearly 19% compared to the year ended December 31, 2006, in which net sales totaled
$77,062,000. The growth in net sales was largely driven by the increase in gross average order size (approximately 7% higher than the full year 2006) and an increase in the number of new customers acquired (approximately 12% higher than the full year 2006). Shipping and handling revenue (which is included in net sales) increased by 9% to $4,798,000 for the year ended December 31, 2007, from $4,403,000 for the year ended December 31, 2006. Revenue from shipping and handling increased at a lower rate than overall revenue due to shipping concessions made during the warehouse move.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2007 totaled $58,754,000, resulting in a gross margin of approximately 35.8%. Cost of sales for the year ended December 31, 2006 totaled $46,153,000, resulting in a gross margin of 40.1%. The decrease in gross margin percentage is largely attributed to a write-off of inventory in the fourth quarter. The effect of this write-off on gross margin dollars was approximately $1.5 million. In addition, the growth in the high-end designer items has a significant impact on the Company's overall merchandise mix, which continues to negatively impact the gross margin percentage. The combination of the high demand amongst retailers for high-end merchandise and the decline in value of the US Dollar relative to the Euro had a negative impact on our gross margins related to designer accessory items.

In addition, the gross margin was negatively affected by additional inventory reserves, and expedited shipping expenses that were recorded during the third quarter and incurred in connection with our transition to a new fulfillment center.

Gross Profit: As a result of the increases in net sales, gross profit increased by nearly 6%, to $32,739,000 for the year ended December 31, 2007, from $30,909,000 for the year ended December 31, 2006.

Marketing expenses: Marketing expenses increased by 13% to $16,063,000 for the year ended December 31, 2007 from $14,196,000 for the year ended December 31, 2006. This increase was due to an increase in online advertising, offline advertising and sponsorship and direct mail postcards. While overall marketing expenses increased, marketing expenses as a percentage of net sales decreased to 17.5% for the year ended December 31, 2007 from 18.4% for the year ended December 31, 2006. We spent approximately $7.6 million and $7.1 million on our national advertising campaign in 2007 and 2006, respectively.

Marketing expenses include expenses related to our national ad campaign, sponsorships, online and print advertising, "sweepstakes" promotions as well as staff related costs. Costs in connection with the national campaign are recorded as the magazines and commercials are being released.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 20% for the year ended 2007 compared to the year ended 2006. Selling and fulfillment expenses were comprised of the following:

                         Year Ended            Year Ended        Percentage Difference
                         ----------            ----------        ---------------------
                     December 31, 2007     December 31, 2006      increase (decrease)
                     -----------------     -----------------     ---------------------
Operating                   10,554,000             8,353,000                       26%
Technology                   4,693,000             4,203,000                       12%
E-Commerce                   3,651,000             3,252,000                       12%
                           -----------           -----------
                           $18,898,000           $15,808,000                       20%

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in 2007 by 26% compared to 2006 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), and an increase in customer service and salary related expenses as well as incremental costs of approximately
$721,000 incurred in connection with our transition to the new third party distribution center. Variable operating expenses as a percentage of sales decreased in 2007 to approximately 7% from 8% in 2006.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the year ended December 31, 2007, technology expenses increased by approximately 12% compared to the year ended December 31, 2006. This increase was attributed to an increase in staff and related costs, software support, depreciation and training and was partially offset by a decrease in consulting expenses. A majority of the consulting expenses incurred for the year ended December 31, 2007 were related to the continued development of our Web site and capitalized accordingly. As of December 31, 2007, approximately $3,633,000 was capitalized in connection with the continued development of our Web site.

E-Commerce expenses include expenses related to our photo studio, image processing, third party software and Web site design. For the year ended December 31, 2007, this amount increased by approximately 12% as compared to the year ended December 31, 2006. This increase is due to increased expense related to SFAS No. 123R costs, salary related expenses, as well as an increase in expenses associated with software used to support the Web site.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2007 increased to $13,848,000 as compared to $13,001,000 for the year ended December 31, 2006. The increase in general and administrative expenses was primarily the result of a $1,646,000 increase in equity based compensation, $431,000 increase in salary and salary related expense related to additional headcount and increased consulting and professional fees of $302,000. These increases were partially offset by a decrease in bad debt expense of $400,000 related to a receivable due from a third party service provider that purchased inventory from us to be distributed internationally in 2006, public company expenses of $242,000 as well as a decrease in bonuses paid compared to 2006 of $1,016,000.

As a percentage of net sales, general and administrative expenses decreased to 15.1% in 2007 from 16.9% in 2006.

Loss from operations: Operating loss increased by over 32% in 2007, to $16,070,000 from $12,096,000 in 2006. While net sales increased this year, the increase in net sales was offset by the recording of a write-off of the Company's inventory which resulted in a charge of approximately $1.5 million, additional stock based compensation expense of approximately $1.7 million in accordance with SFAS No.123(R) and the $550,000 inventory charge.

Interest expense and interest, net: Interest and other income for the year ended December 31, 2007 was relatively unchanged compared to December 31, 2006. These amounts relate primarily to interest earned on our cash balances.

Interest expense, is comprised primarily of interest paid on our loan facility and convertible notes which had been held by Soros. For the year ended 2007, interest expense decreased to $260,000 compared to $599,000 for the year ended 2006. The convertible notes were repaid in June 2006, which resulted in the decrease in interest expense for 2007.

Net loss per share: Net loss per share decreased to $0.12 per share from $0.23 per share, as the number of weighted average shares outstanding increased to
130.9 million in 2007 as a result of the  equity financing  consummated  in June
2006 and the conversion of the Company's preferred stock into common stock in connection with such financing.

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

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended
December 31, 2006 were $77,062,000. This represented an increase of over 31% compared to the year ended December 31, 2005, in which net sales totaled $58,811,000. The growth in net sales was largely driven by the increase in gross average order size (approximately 17% higher than the full year 2005) and an increase in the number of new customers acquired (approximately 19% higher than the full year 2005). Shipping and handling revenue (which is included in net sales) increased by 14% to $4,403,000 for the year ended December 31, 2006, from $3,874,000 for the year ended December 31, 2005. Revenue from shipping and handling increased at a lower rate than overall revenue, due to the increase in our average order size.

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

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 23% for the year 2006 compared to the year ended 2005. Selling and fulfillment expenses were comprised of the following:

                         Year Ended            Year Ended        Percentage Difference
                         ----------            ----------        ---------------------
                     December 31, 2006     December 31, 2005      increase (decrease)
                     -----------------     -----------------     ---------------------
Operating                    8,353,000             6,925,000                       21%
Technology                   4,203,000             3,567,000                       18%
E-Commerce                   3,252,000             2,388,000                       36%
                           -----------          ------------
                           $15,808,000          $ 12,880,000                       23%

Operating expenses increased in 2006 by 21% compared to 2005 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders, processing returns and credit card fees), and an increase in customer service and salary related expenses. Operating costs as a percentage of sales decreased as a result of economies of scale. Variable expenses related to picking and packing orders increased by 24% to $2.1 million from $1.7 million. Credit card fees during 2006 and 2005 remained relatively unchanged at $1.8 million, as the fees incurred in 2006 were partially offset by a refund of approximately $274,000 from one of our credit card processors. Both expenses remained relatively constant as a percentage of gross sales at 2% for 2006 and 2005.

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

General and administrative expenses: General and administrative expenses for the year ended December 31, 2006 increased to $13,001,000 as compared to $6,299,000 for the year ended December 31, 2005. The increase in general and administrative expenses was primarily the result of the recording of $3,895,000 of expense related to restricted stock, restricted stock units and employee stock options, an increase of $379,000 in bad debt expense related to a receivable due from a third party service provider that purchased inventory from us to be distributed internationally, increased consulting and professional fees of $392,000, increased public company expenses of $301,000 and increased depreciation expense of $278,000. In June 2006, we paid approximately $650,000 of executive bonuses in connection with the financing that closed during the second quarter of 2006. Most of these bonuses were included in general and administrative expenses. In addition, in November 2006, in connection with their new employment agreements, the company paid bonuses in the aggregate amount of $517,890 to the CEO and CFO intended to compensate them for the income taxes payable on restricted stock awards, received in exchange for their forfeiting their right to certain fully vested and out-of-the-money stock options that would have been exercisable.

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

For the year ended 2006, interest expense decreased to $599,000 compared to $856,000 for the year ended 2005. The convertible notes were repaid in June 2006, which resulted in the decrease in interest expense for 2006 compared to 2005.

Liquidity And Capital Resources

General

At December 31, 2007, we had approximately $6.7 million in the form of cash and cash equivalents, as compared to $20.2 million at December 31, 2006 and $9.4 million at December 31, 2005. Working capital at December 31, 2007, 2006 and 2005 was $20.9 million, $34.0 million and $17.9 million, respectively. In addition, as of December 31, 2007, we had approximately $3.7 million committed under the Credit Facility, leaving approximately $3.8 million of availability, compared to availability of $4.3 million and $3.75 million at December 31, 2006 and 2005, respectively.

In March 2008, we entered into an agreement with Soros and Maverick pursuant to which they agreed to provide up to $3 million of debt financing to us, on a standby basis, during the next year, provided that the commitment amount will be reduced by the gross proceeds of any equity financing consummated during the year. We can draw down debt in one or more tranches, provided that our cash balances are less than $1 million at the time of any draw down. The draw downs will be evidenced by subordinated convertible notes (the "Subordinated Notes") that have a term expiring on the later of June 26, 2011 and three years from the date of the issuance of the Subordinated Notes and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible (subject to stockholder approval to the extent required by the NASDAQ Capital Market), at the holder's option (a) into equity securities that the Company might issue in any subsequent round of financing at a price that was equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) into Common Stock at a price per share equal to the market price (as defined in the Subordinated Notes) on the date of issuance of the note. In connection with the Commitment, we issued warrants to Soros and Maverick to purchase an aggregate of 525,002 shares of Common Stock at an exercise price equal to the trailing 20-day average stock price on the date of grant.

We fund our operations through cash on hand, operating cash flow and the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance with respect to these financial measures would have a negative impact on our liquidity. Total availability under our Credit Facility with Wells Fargo is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, we sometimes make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of December 31, 2007, we had approximately $294,000 of prepaid inventory and $483,000 of prepaid advertising on our balance sheet, as compared to $616,000 and $102,000 as of December 31, 2006 and $485,000 and $677,000 as of December 31, 2005.

Our inventory levels as of December 31, 2007 were approximately $4.3 million higher than at December 31, 2006. The increase in inventory generally reflects a ramp up in connection with our sales growth but also is a result of some of our inventory not being available for sale during our move to our new third party fulfillment center. As a result we expect to carry some of this inventory into next season. However, the increased inventory level could adversely affect our flexibility in taking advantage of other buying opportunities that may become available in the near term.

We believe that our current funds, together with working capital, and operating cash flow, and availability under our existing credit facility and standby commitment from Soros and Maverick will be sufficient to enable us to meet our
planned  expenditures   through at least the next twelve months.

Credit Facility

In July 2005, we entered into a new three year revolving Credit Facility with Wells Fargo. Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Historically, the Credit Facility had also been secured by a letter of credit issued by Soros ("the Soros LC"). In August 2006, Wells Fargo agreed to release the Soros LC, and that it would no longer require an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate), so long as we maintain a minimum cash balance of $5,000,000. Furthermore, our Credit Facility prohibits us from paying cash dividends without the consent of our lender. See Note 11 to the Financial Statements.

Availability under the Credit Facility is determined by a formula that considers a certain percentage of our inventory and a certain percentage of accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of December 31, 2007, total availability under the Credit Facility was approximately $7,500,000 of which $3,700,000 was committed, leaving approximately $3,800,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75% for average excess availability less than $3.0 million and the prime rate plus 0.50% or LIBOR plus 2.50% for average excess availability greater than $3.0 million. We also pay a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open. Subsequent to year end, we amended the agreement with Wells Fargo, see "Recent Developments" for a full description of the amendment.

Commitments and Long Term Obligations

As of December 31, 2007, we had the following commitments and long term obligations:

                                                                                       More
                                             Less than            1-3        3-5      than 5
                                 Total         1 year            years      years     years
Marketing and Advertising      2,172,000       2,172,000             --        --         --
Purchase Orders               17,155,000       17,155,00             --        --         --
Operating Leases                 936,000         449,000         487,000       --         --
Employment Contracts           2,090,000       1,440,000         650,000       --         --
                             -----------     -----------      ----------    -----     ------
Grand total                  $22,353,000     $21,216,000      $1,137,000       --         --

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

Off Balance Sheet Arrangements

Certain warrants issued in conjunction with certain preferred stock financing transactions are equity linked derivatives and accordingly represent an off balance sheet arrangement. Each of these warrants meet the scope exception in paragraph 11(a) of FAS 133 and are accordingly not accounted for as derivatives for purposes of FAS 133, but instead included as a component of equity. See
Note 8 to the financial statements and the Statement of Shareholders' Equity for more information.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS 141R will only impact us if we are party to a business combination after the pronouncement has been adopted.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to SFAS No. 157, FASB Staff Position (FSP) 157-b delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. We are evaluating the impact that this statement will have on our financial statements.

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-- an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Upon the adoption of FIN 48, the Company's open tax years extend back to 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising form uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Statement of Operations or Balance Sheet upon adoption of FIN 48 or as of and for the year ended December 31, 2007.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based
upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a - 15(f) and 15d - 15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on its assessment under the criteria set forth in Internal Control - Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes  in our internal  control  over  financial  reporting
that occurred during    the  Company's  most  recent  fiscal  quarter  that  has
materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B. Other Information

In March 2008, we entered into an agreement with Soros and Maverick pursuant to which they agreed to provide up to $3 million of debt financing to us, on a standby basis, during the next year, provided that the commitment amount will be reduced by the gross proceeds of any equity financing consummated during the year. We can draw down debt in one or more tranches, provided that our cash balances are less than $1 million at the time of any draw down. The draw downs will be evidenced by subordinated convertible notes that have a term expiring on the later of June 26, 2011 and three years from the date of the issuance of the Subordinated Notes and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible (subject to stockholder approval to the extent required by the NASDAQ Capital Market), at the holder's option (a) into equity securities that the Company might issue in any subsequent round of financing at a price that was equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) into Common Stock at a price per share equal to the market price (as defined in the Subordinated Notes) on the date of issuance of the note. In connection with the Commitment, we issued warrants to Soros and Maverick to purchase an aggregate of 525,002 shares of Common Stock at an exercise price equal to the trailing 20-day average stock price on the date of grant.

In March 2008, the Company amended its Credit Facility with Wells Fargo to, among other things, (i) extend the term until July 26, 2011; (ii) change the rate at which interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3.0 million and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3.0 million; (iii) increase the monthly commitment fee on the unused portion of the Credit Facility to 0.50% from 0.35%; (iv) include a servicing fee of $3,333.33 per month; (v) increase the early termination fee to 1% of the revolving credit ceiling, from 0.50% through maturity; and (vi) amend the standby and documentary letter of credit fees to 3.25% and 2.75%, respectively on average excess availability less than $3.0 million, and 3.00% and 2.50%, respectively on average excess availability greater than $3.0 million.

In March 2008, the Company awarded a $200,000 bonus to Melissa Payner-Gregor, its Cheif Executive Officer. The bonus is payable in nine equal monthly installments commencing April 2008, subject to her continued employment by the Company.

                                    Part III
                                    --------

Item 10. Directors and Executive Officers and Corporate Governance

The  information  required  by  this  Item  is  incorporated by reference to the
Company's  definitive  proxy  statement   for   the   2008   annual   meeting of
stockholders.

Item 11. Executive Compensation

The  information  required  by  this  Item  is  incorporated by reference to the
Company's   definitive   proxy   statement   for   the   2008  annual meeting of
stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The  information  required  by  this  Item  is  incorporated by reference to the
Company's  definitive   proxy   statement   for   the   2008   annual meeting of
stockholders.

Item 13.  Certain   Relationships   and   Related   Transactions   and  Director
Independence

The  information  required  by  this  Item  is  incorporated by reference to the
Company's   definitive   proxy   statement   for   the 2008  annual  meeting  of
stockholders.

Item 14. Principal Accountant Fees and Services

The  information  required  by  this  Item  is  incorporated by reference to the
Company's  definitive  proxy   statement   for  the   2008   annual   meeting of
stockholders.

Item 15. Exhibits and Financial Statement Schedules

(a) 1. Financial Statements:
       --------------------

       Report of Independent Registered Public Accounting Firm
       Balance Sheets as of December 31, 2007 and 2006
       Statements of Operations for the three years ended December 31, 2007, 2006 and 2005
       Statements of Changes in Shareholders' Equity for the three years ended December 31, 2007, 2006 and 2005
       Statements of Cash Flows for the three years ended December 31, 2007, 2006 and 2005
       Notes to Financial Statements

2. Financial Statement Schedules:
   -----------------------------
          Schedule II - Valuation and Qualifying Accounts

3. Exhibits:
   --------

Exhibit No.   Description
----------    -----------

3.1 Certificate of Incorporation of the Company (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

3.2           By-Laws of the Company.

3.3           Amendment to Bylaws of the Company.

3.4 Certificate of Powers, Designations, Preferences and rights of Series F Preferred Stock of the Company (incorporated by reference to the Company' Current Report on Form 8-K, dated June 28, 2005.

10.1 Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, filed with the Commission on June 29, 2004).

10.2 Lease Agreement by and between the Company and John R. Perlman, et al., dated as of May 5, 1997 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997).

10.3 Lease Agreement by and between the Company and Adams & Co. Real Estate, Inc., dated March 22, 1999 (incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999).

10.4 Lease Agreement by and between the Company and Adams & Co. Real Estate, Inc., dated May 4, 2000 (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.5 Bluefly, Inc. 2000 Stock Option Plan (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.6 Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments LLC (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

*10.7 Software License and Services Agreement, dated March 12, 2002, by and among the Company and Blue Martini Software, Inc. (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

10.8 Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on
              Schedule 1 thereto (incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.9 Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

10.10 Common Stock and Warrant Purchase Agreement dated January 9, 2004 by and among the Company and the Investors listed on Schedule 1 thereto (incorporated by reference to the Company's Current Report on Form 8-K, dated January 13, 2004).

*10.11 Master Service Agreement, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated March 4, 2005).

*10.12 Customer Order Addendum, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated March 4, 2005).

10.13 Preferred Stock and Warrant Purchase Agreement, dated as of June 24, 2005, by and among the Company and the Investors listed on the signature page thereto (incorporated by reference to the Company's Current Report on Form 8-K, dated June 28, 2005).

10.14 Loan and Security Agreement, dated July 26, 2005, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated July 29, 2005).

10.15 Employment Agreement, dated as of September 19, 2005, by and between the Company and Bradford Matson (incorporated by reference to the Company's Current Report on Form 8-K, dated September 22, 2005).

10.16 Stock Purchase Agreement, dated as of June 5, 2006, by and among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC and the investors listed on the signature pages attached thereto (incorporated by reference to the Company's Current Report on Form 8-K, dated June 7, 2006).

10.17 Form of Voting Agreement by and among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd. And Prentice-Bluefly, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated June 7, 2006).

10.18 Fee Letter, dated June 5, 2006, by and among Bluefly, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated June 7, 2006).

10.19         Waiver Letter, dated June 5, 2006, by and  between  Bluefly,  Inc.
              and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated June 7, 2006).

10.20 First Amendment to Loan and Security Agreement, dated as of August 14, 2006, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated August 14, 2006).

10.21 Master License Agreement, dated as of September 28, 2006, by and between the Company and Art Technology Group, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, dated October 3, 2006).

10.22 Bluefly, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 16,
              2007).

10.23 Employment Agreement, dated as of November 14, 2006 by and between Bluefly, Inc. and Melissa Payner-Gregor (incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

*10.24 Fulfillment Services Agreement, dated as of April 11, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated April 17, 2006).

10.25 Service Agreement, dated as of May 9, 2007, by and between the Company and VIPdesk Connect, Inc. (incorporated by reference to the Company's Current Report on Form 8-K, dated May 10, 2007)

*10.26 Letter Agreement, dated as of December 21, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company's Current Report on Form 8-K, dated December 27, 2007).

10.27 Employment Agreement, dated as of January 28, 2008, by and between the Company and Barry Erdos (incorporated by reference to the Company's Current Report on Form 8-K, dated January 28, 2008).

10.28 Employment Agreement, dated as of January 28, 2008, by and between the Company and Patrick Barry (incorporated by reference to the Company's Current Report on Form 8-K, dated January 28, 2008).

10.29 Lease Agreement by and between the Company and 42-52 West 39th Street, LLC, dated February 7, 2008.

10.30 Second Amendment to Loan and Security Agreement, dated as of November 15, 2007, by and between the Company and Wells Fargo Retail Finance, LLC.

10.31 Third Amendment to Loan and Security Agreement, dated as of January 17, 2008 and effective as of January 15, 2008, by and between the Company and Wells Fargo Retail Finance, LLC.

10.32 Amended and Restated Employment Agreement, dated as of March 19, 2008, by and between the Company and Kara B. Jenny (incorporated by reference to the Company's Current Report on Form 8-K, dated March 19, 2008).

10.33 Fourth Amendment to Loan and Security Agreement, dated as of March 26, 2008, by and between the Company and Wells Fargo Retail Finance, LLC.

10.34 Standby Commitment Agreement, dated as of March 26, 2008, by Quantum Industrial Partners LDC, SFM Domestic Investments LLC and private funds associated with Maverick Capital, Ltd. in favor of the Company.

10.35 Warrant No. 1 dated March 26, 2008, issued to Quantum Industrial Partners LDC.

10.36         Warrant  No. 2  dated  March 26,  2008,  issued  to  SFM  Domestic
              Investments LLC.

10.37         Warrant No. 3  dated  March 26, 2008, issued to Maverick Fund USA,
              Ltd.

10.38         Warrant No. 4  dated  March 26, 2008, issued to Maverick Fund LDC.

10.39         Warrant No. 5  dated  March 26, 2008, issued to Maverick  Fund II,
              Ltd.

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

                                            BLUEFLY, INC.

                                      By:  /s/ Melissa Payner-Gregor
                                           -------------------------
                                           Melissa Payner-Gregor
                                           Chief Executive Officer and President

March 27, 2008

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                         Title                           Date
---------                         -----                           ----
/s/ David Wassong                 Interim Chairman of Board       March 27, 2008
-----------------
David Wassong

/s/ Melissa Payner-Gregor         Chief Executive Officer         March 27, 2008
-------------------------         (Principal Executive Officer),
Melissa Payner-Gregor             President and Director

/s/ Barry Erdos                   President, and Chief            March 27, 2008
-------------------------         Operating Officer
Barry Erdos

/s/ Kara B. Jenny                 Chief Financial Officer         March 27, 2008
-----------------                 (Principal Accounting Officer)
Kara B. Jenny

/s/ Riad Abrahams                 Director                        March 27, 2008
-----------------
Riad Abrahams

/s/ Ann Jackson                   Director                        March 27, 2008
---------------
Ann Jackson

/s/ Martin Miller                 Director                        March 27, 2008
-----------------
Martin Miller

/s/ Neal Moszkowski               Director                        March 27, 2008
-------------------
Neal Moszkowski

/s/Christopher McCann             Director                        March 27,2008
---------------------
Christopher McCann

/s/ Anthony Plesner               Director                        March 27, 2008
-------------------
Anthony Plesner

/s/ Lawrence J. Zigerelli         Director                        March 27, 2008
-------------------------
Larry Zigerelli

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Bluefly, Inc.:

In our opinion, the financial  statements  listed in the index  appearing  under
Item 15 present fairly, in all material respects, the financial position of Bluefly, Inc. at December 31, 2007 and December 31, 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007 and changed the manner in which it accounts for stock-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 26, 2008

Bluefly, Inc.
Balance Sheets
December 31, 2007 and 2006
(dollars rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                                                            2007                2006
Assets
Current assets
   Cash and cash equivalents                                                           $   6,730,000       $  20,188,000
   Inventories, net                                                                       28,492,000          24,189,000
   Accounts receivable, net of allowance for doubtful accounts                             2,102,000           2,719,000
   Prepaid expenses and other current assets                                               1,487,000           1,510,000
                                                                                       -------------       -------------
      Total current assets                                                                38,811,000          48,606,000
Property and equipment, net                                                                6,019,000           3,573,000
Other assets                                                                                 189,000             251,000
                                                                                       -------------       -------------
      Total assets                                                                     $  45,019,000       $  52,430,000
                                                                                       =============       =============
Liabilities and Shareholders' Equity
Current liabilities
   Accounts payable                                                                    $   8,460,000       $   4,822,000
   Allowance for sales returns                                                             4,204,000           5,043,000
   Accrued expenses and other current liabilities                                          2,052,000           1,908,000
   Deferred revenue                                                                        3,206,000           2,830,000
                                                                                       -------------       -------------
      Total current liabilities                                                           17,922,000          14,603,000

Other long-tern obligations                                                                   60,000                   -
                                                                                       -------------       -------------
      Total liabilities                                                                   17,982,000          14,603,000
                                                                                       =============       =============
Commitments and contingencies (Note 7)
Shareholders' equity
Series F Preferred Stock - $.01 par value; 7,000 shares authorized, 571.43 issued and outstanding as of December 31, 2007 and 2006, respectively
      (liquidation preference at December 31, 2007: $571,000 plus $105,000 of accrued dividends, at December 31, 2006: $571,000
      plus accrued dividends of $62,000)                                                         -                   -
Common Stock - $.01 par value; 200,000,000 and 152,000,000 shares authorized,
      134,268,034 and 134,484,854 shares issued and 132,757,301 and 130,484,854
      shares outstanding as of December 31, 2007 and 2006, respectively                    1,328,000           1,305,000
Treasury Stock                                                                            (1,430,000)                -
Additional paid-in capital                                                               158,965,000         152,519,000
Accumulated deficit                                                                     (131,826,000)       (115,997,000)
                                                                                       -------------       -------------
      Total shareholders' equity                                                          27,037,000          37,827,000
                                                                                       -------------       -------------
      Total liabilities and shareholders' equity                                       $  45,019,000       $  52,430,000
                                                                                       =============       =============

   The accompanying notes are an integral part of these financial statements.

Bluefly, Inc.
Statements of Operations
Years Ended December 31, 2007, 2006 and 2005
(dollars Rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                                 2007             2006             2005
Net sales                                                    $ 91,493,000     $ 77,062,000     $58,811,000
Cost of sales                                                  58,754,000       46,153,000      35,816,000
                                                             ------------     ------------     -----------
      Gross profit                                             32,739,000       30,909,000      22,995,000
Marketing expenses                                             16,063,000       14,196,000       6,961,000
Selling and fulfillment expenses                               18,898,000       15,808,000      12,880,000
General and administrative expenses                            13,848,000       13,001,000       6,299,000
                                                             ------------     ------------     -----------
      Total operating expenses                                 48,809,000       43,005,000      26,140,000
                                                             ------------     ------------     -----------
      Operating loss                                          (16,070,000)     (12,096,000)     (3,145,000)
Interest expense                                                 (260,000)        (599,000)       (856,000)
Interest income                                                   501,000          502,000         181,000
                                                             ------------     ------------     -----------
      Net loss                                                (15,829,000)     (12,193,000)     (3,820,000)
                                                             ------------     ------------     -----------
Preferred stock dividends                                         (44,000)      (2,252,000)     (4,958,000)
Deemed dividend related to beneficial conversion feature
   on Series F Preferred Stock                                          -       (3,857,000)              -
                                                             ------------     ------------     -----------
      Net loss available to common shareholders              $(15,873,000)    $(18,302,000)    $(8,778,000)
                                                             ============     ============     ===========
      Basic and diluted loss per common share                $      (0.12)    $      (0.23)    $     (0.54)
                                                             ============     ============     ===========
Weighted average number of shares outstanding used in
   calculating basic and diluted loss per common share        130,911,295       80,170,532      16,153,020
                                                             ============     ============     ===========

   The accompanying notes are an integral part of these financial statements.

Bluefly, Inc.
Statements of Changes in Shareholders' Equity
Years Ended December 31, 2007, 2006 and 2005
(dollars rounded to the nearest thousand)
--------------------------------------------------------------------------------

                                                                       Preferred Stock                    Common Stock
                                                                        $.01 Par Value                   $.01 Par Value
                                                                 ----------------------------      --------------------------
                                                                    Number of                        Number of
                                                                      Shares         Amount            Shares        Amount
                                                                 -------------     ----------      ------------    -----------
Balance at January 1, 2005                                          9,358,550       94,000          15,241,756     $  152,000
                                                                 -------------     ----------      ------------    -----------
Sale of Series F Preferred Stock ($1,000 per share
   net of expenses of $249,000)                                         7,000          -                -              -
Shares Of Series D Preferred Stock
   Converted into Common Stock                                           (823)         -             1,454,645         15,000
Shares Of Series F Preferred Stock
   Converted into Common Stock                                         (1,720)         -               765,481          8,000
Expense recognized in connection with Issuance of Options               -              -                -              -
Exercise of Employee Options                                            -              -             1,597,284         16,000
Net Loss                                                                -              -                -              -
                                                                 -------------     ----------      ------------    -----------
Balance at December 31, 2005                                        9,363,007       94,000          19,059,166     $  191,000
                                                                 -------------     ----------      ------------    -----------
Conversion of Preferred Stock                                      (9,362,436)     (94,000)         48,545,527        485,000
Stock based compensation                                                -              -                -               -
Sale of Common Stock, net of issuance expenses
   of approximately $2.0 million                                        -              -            60,975,610        610,000
Issuance of Common Stock to Placement Agent                             -              -             1,000,000         10,000
Warrants Issued to Third-Party                                          -              -                -               -
Dividends Paid to Related Party Shareholders                            -              -                -               -
Deemed Dividends related to beneficial conversion on
   Series F Preferred Stock                                             -              -                -               -
Exercise of Employee Options                                            -              -                43,330          -
Issuance of Restricted Stock                                            -              -               861,221          9,000
Net Loss                                                                -              -                -               -
                                                                 -------------     ----------      ------------    -----------
Balance at December 31, 2006                                          571              -           130,484,854     $1,305,000
                                                                 -------------     ----------      ------------    -----------
Stock based compensation                                                -              -               (29,678)         -
Issuance of Restricted Stock                                            -              -               426,192          4,000
Delivery of Restricted Stock Units                                      -              -             1,846,012         19,000
Purchase of Treasury Stock                                              -              -                -               -
Exercise of Employee Options                                            -              -                28,061          -
Reversal of legal expenses related to June 2006 financing               -              -                -               -
Exercise of Related Party Warrant                                       -              -                 1,860          -
Net Loss                                                                -              -                -               -
                                                                 -------------     ----------      ------------    -----------
Balance at December 31, 2007                                          571              -           132,757,301     $1,328,000
                                                                 -------------     ----------      ------------    -----------

                                                                Treasury Stock
                                                           -------------------------   Additional                       Total
                                                            Number of                    Paid-in       Accumulated    Shareholders'
                                                              Shares       Amount        Capital         Deficit         Equity
                                                           -----------   -----------   ------------   -------------   ------------
Balance at January 1, 2005                                      -        $    -        $107,270,000   $ (96,127,000)  $ 11,389,000
                                                           -----------   -----------   ------------   -------------   ------------
Sale of Series F Preferred Stock ($1,000 per share
   net of expenses of $249,000)                                 -             -           6,751,000          -           6,751,000
Shares Of Series D Preferred Stock
   Converted into Common Stock                                  -             -             (15,000)         -              -
Shares Of Series F Preferred Stock
   Converted into Common Stock                                  -             -              (8,000)         -              -
Expense recognized in connection with Issuance of Options       -             -              41,000          -              41,000
Exercise of Employee Options                                    -             -           1,488,000          -           1,504,000
Net Loss                                                        -             -                 -        (3,820,000)    (3,820,000)
                                                           -----------   -----------   ------------   -------------   ------------
Balance at December 31, 2005                                     -       $    -        $115,527,000   $ (99,947,000)  $ 15,865,000
                                                           -----------   -----------   ------------   -------------   ------------
Conversion of Preferred Stock                                    -            -            (391,000)         -              -
Stock based compensation                                         -            -           4,454,000          -           4,454,000
Sale of Common Stock, net of issuance expenses
   of approximately $2.0 million                                 -            -          47,420,000          -          48,030,000
Issuance of Common Stock to Placement Agent                      -            -           1,070,000          -           1,080,000
Warrants Issued to Third-Party                                   -            -              67,000          -              67,000
Dividends Paid to Related Party Shareholders                     -            -         (19,512,000)         -         (19,512,000)
Deemed Dividends related to beneficial conversion on
   Series F Preferred Stock                                      -            -           3,857,000      (3,857,000)        -
Exercise of Employee Options                                     -            -              36,000          -              36,000
Issuance of Restricted Stock                                     -            -              (9,000)         -              -
Net Loss                                                         -            -              -          (12,193,000)   (12,193,000)
                                                           -----------   -----------   ------------   -------------   ------------
Balance at December 31, 2006                                     -       $    -        $152,519,000   $(115,997,000)  $ 37,827,000
                                                           -----------   -----------   ------------   -------------   ------------
Stock based compensation                                         -            -           6,194,000          -           6,194,000
Issuance of Restricted Stock                                     -            -              (4,000)         -              -
Delivery of Restricted Stock Units                               -            -             (19,000)         -              -
Purchase of Treasury Stock                                   1,510,733    (1,430,000)        -               -          (1,430,000)
Exercise of Employee Options                                     -            -              25,000          -              25,000
Reversal of legal expenses related to June 2006 financing        -            -             250,000          -             250,000
Exercise of Related Party Warrant                                -            -              -               -              -
Net Loss                                                         -            -              -          (15,829,000)   (15,829,000)
                                                           -----------   -----------   ------------   -------------   ------------
Balance at December 31, 2007                                 1,510,733   $(1,430,000)  $158,965,000   $(131,826,000)  $ 27,037,000
                                                           -----------   -----------   ------------   -------------   ------------

   The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.
Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005
--------------------------------------------------------------------------------

                                                                                              2007           2006          2005
Cash flows from operating activities
Net loss                                                                                 $(15,829,000)  $(12,193,000)  $(3,820,000)
Adjustments to reconcile net loss to net cash used in operating activities
   Depreciation and amortization                                                            1,726,000      1,532,000     1,259,000
   Non-cash expense related to warrants issued to supplier                                          -        153,000       347,000
   Provision for returns                                                                     (840,000)     1,636,000     1,233,000
   Bad debt expense                                                                           669,000        643,000       270,000
   Reserve for inventory obsolesence                                                        2,735,000      1,000,000       659,000
   Stock based compensation                                                                 6,194,000      4,454,000        41,000
   Warrant issued to consultant                                                                     -         67,000             -
   Changes in operating assets and liabilities
      (Increase) decrease in
         Inventories                                                                       (7,038,000)    (8,449,000)   (4,941,000)
         Accounts receivable                                                                  (52,000)    (1,645,000)     (778,000)
         Other current assets                                                              (1,293,000)      (134,000)      554,000
         Prepaid expenses                                                                    (114,000)       443,000    (1,020,000)
         Other assets                                                                               -              -      (187,000)
      (Decrease) increase in:
         Accounts payable                                                                   3,698,000       (840,000)    1,472,000
         Accrued expenses and other liabilities                                             1,839,000      1,932,000      (171,000)
         Interest payable to related party shareholders                                             -     (1,217,000)      559,000
         Deferred revenue                                                                     376,000      1,046,000        87,000
                                                                                         ------------   ------------   -----------
            Net cash used in operating activities                                          (7,929,000)   (11,572,000)   (4,436,000)
                                                                                         ------------   ------------   -----------
Cash flows from investing activities
Cash collateral in connection with Rosenthal Pledge Agreement                                       -              -     1,250,000
Purchase of property and equipment                                                         (4,110,000)    (2,148,000)   (2,194,000)
                                                                                         ------------   ------------   -----------
            Net cash used in investing activities                                          (4,110,000)    (2,148,000)     (944,000)
                                                                                         ------------   ------------   -----------
Cash flows from financing activities
Net proceeds from June 2006 financing                                                               -     48,030,000             -
Net proceeds from June 2005 financing                                                               -              -     6,751,000
Purchase of Treasury Stock                                                                 (1,430,000)             -             -
Net proceeds from exercise of Stock Options                                                    25,000         36,000     1,504,000
Payments of capital lease obligation                                                          (14,000)       (54,000)     (152,000)
Dividends paid to related party shareholders                                                        -    (19,512,000)            -
Repayment of related party notes                                                                    -     (4,000,000)            -
                                                                                         ------------   ------------   -----------
            Net cash provided by financing activities                                      (1,419,000)    24,500,000     8,103,000
                                                                                         ------------   ------------   -----------
            Net increase (decrease) in cash and cash equivalents                          (13,458,000)    10,780,000     2,723,000
Cash and cash equivalents
Beginning of year                                                                          20,188,000      9,408,000     6,685,000
                                                                                         ------------   ------------   -----------
End of year                                                                              $  6,730,000   $ 20,188,000   $ 9,408,000
                                                                                         ============   ============   ===========
Supplemental disclosure of cash flow information

Cash paid during the year for interest                                                   $    130,000   $  1,658,000   $   147,000
                                                                                         ------------   ------------   -----------
Non-cash investing and financing activites
   Deemed dividend related to beneficial conversion feature on Series F Preferred Stock  $          -   $  3,857,000             -
                                                                                         ------------   ------------   -----------
   Issuance of Common Stock to placement agent                                           $          -   $  1,080,000             -
                                                                                         ------------   ------------   -----------
   Conversion of Preferred Stock to Common Stock                                         $          -   $    391,000             -
                                                                                         ------------   ------------   -----------

   The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

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

       The Company has sustained net losses and negative cash flows from operations since the formation of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent upon its ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. The Company believes that its existing resources, together with working capital should be sufficient to satisfy its cash requirements through at least December 31, 2008. The Company may seek additional equity or debt financings to maximize the growth of its business or if anticipated operating results are not achieved. Subsequent to year end, the Company received a commitment for financing in the amount of $3 million from two of its majority shareholders and renewed its Credit Facility. See Note 12 for a complete description.

       On August 16, 2007, the Company was notified by The Nasdaq Stock Market, Inc. ("Nasdaq") that it was not in compliance with the continued listing requirements for the Nasdaq Capital Market because shares of its Common Stock had closed at a per share bid price of less than $1.00 for at least 30 trading days. Under Nasdaq rules, the Company was given a 180-day grace period to regain compliance, which extended to February 11, 2008. On February 13, 2008, the Company received a Nasdaq Staff Determination Letter indicating that the Company's common stock had not regained compliance with the $1 minimum bid price continued listing requirement set forth in Marketplace Rule 4310(c)(4) during the 180-day extension period provided the Company in August 2007. The Company would have been entitled to an additional 180-day extension period had it met the initial listing criteria of the Nasdaq Capital Market (other than the minimum bid price requirement) as of the expiration of the initial 180-day period. For a majority of the initial 180-day period, the Company met these criteria and therefore expected that it would be granted the additional extension. However, due to the decrease in the price of the Company's common stock over the first few weeks of 2008, it did not meet the public float requirement of Nasdaq's initial listing criteria as of the determination date, and therefore was not granted the additional extension. Accordingly, the Nasdaq Staff determined that the Company's common stock was subject to delisting from the Nasdaq Capital Market. The Company requested a hearing before a Nasdaq Listing Qualifications Panel to review the Staff Determination, and the delisting action was stayed pending the issuance of a final decision by the Panel.

       In advance of the hearing, on March 13, 2008, the Board of Directors approved a 1-for-10 reverse stock split, which will be effective as of April 3, 2008. Subsequently, the Company's common stock price per share will increase to reflect the 1-for-10 reverse stock split.

       Although the Company has not received a formal decision from the Nasdaq Listing Qualifications Panel, the Company expects that it will be provided with a short grace period to regain compliance with the minimum bid price requirement following the effectiveness of the reverse stock split. In order to regain compliance with the minimum bid price requirement, the Company's common stock would need to close at or above $1 for 10 consecutive business days following the reverse stock split.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       The Company has not retroactively restated its results and accordingly all amounts presented herein are on a pre-split basis.

2.     Summary of Significant Accounting Policies

       Revenue Recognition
       The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 "Revenue Recognition" ("SAB 104") Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks and adjustments for uncollected sales tax. Revenue is recognized when all the following criteria are met:

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

       Provisions for Sales Returns and Doubtful Accounts
       The Company generally permits returns for any reason within 90 days of the sale. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of merchandise. Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data. Accounts receivable is presented on the consolidated balance sheet net of the allowance for doubtful accounts. As of December 31, 2007 and 2006, the allowance for doubtful accounts was $106,000 and $397,000, respectively, and the allowance for sales returns was $4,204,000 and $5,043,000, respectively.

       Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $3,206,000 and $2,830,000 as of December 31, 2007 and 2006, respectively.

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

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       inventory stock will not sell  at its currently marked price.   Inventory
       is presented net of reserves on the consolidated balance sheet.

       As of December 31, 2007 and 2006, inventories, net consists of the following:

                                                         2007          2006

       Inventory on hand                              $30,146,000   $23,150,000
       Inventory to be received due to returns          2,032,000     2,094,000
       Inventory reserves                              (3,686,000)   (1,055,000)
                                                      -----------   -----------
          Total inventories, net                      $28,492,000   $24,189,000
                                                      ===========   ===========

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

       Web Site Development Costs
       In September 2006, the Company entered into a Master License Agreement (the "Master License Agreement") with a service provider, pursuant to which the Company will license certain technology to be used as a platform for future versions of the Company's Web site. The service provider will provide certain support and consulting services in connection with this project. Beginning in January 2007, the Company began the process of developing an improved version of its Web site based on the new software. In connection with this Master License Agreement, the Company has spent $3,633,000. The entire balance is being capitalized until put into service.

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

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       addition, valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

       Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") -- Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Upon the adoption of FIN 48, the Company's open tax years extend back to 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising form uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Statement of Operations or Balance Sheet upon adoption of FIN 48 or as of and for the year ended December 31, 2007.

       Stock-Based Compensation
       The Company's Board of Directors has adopted three stock based employee compensation plans, one in April 2005, one in July 2000 and the other in May 1997 (collectively the "Plans"), which are described more fully in
       Note 8. The Plans, which provide for the granting of restricted stock, deferred stock unit awards and stock options, and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Vesting term for restricted stock generally range from one quarter to one year, while deferred stock unit awards vest quarterly over one to three years. Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted and vesting terms range from immediately to a ratable vesting period of four years. The Plans have an aggregate of 15,700,000 shares authorized for issuance.

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

       On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statement of Operations for the years ended December 31, 2007 and 2006 was $6,194,000 and $4,454,000,
       respectively.

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

       The following table illustrates the effect on net loss and net loss per common share applicable to common stockholders for the year ended December 31, 2005 as if the Company had applied the fair value recognition provisions for stock-based employee compensation of SFAS No. 123(R). For the year ended December 31, 2005 compensation expense of $30,000 was recorded in connection with certain options issued below market value to the Company's Chief Executive Officer in accordance with the terms of her employment agreement. Except for these options, no compensation expense has been recorded for the year ended December 31, 2005 in connection with stock option grants to employees, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant. For purposes of the pro forma presentation, option forfeitures are accounted for as they occurred and no amounts of compensation expense have been capitalized into inventory or other assets, but instead were considered as period expenses (in thousands, except per share data):

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

                                                                     Year Ended
                                                                    December 31,
                                                                        2005

       Net loss, as reported                                         (3,820,000)
       Deduct: total stock-based employee
          compensation expense determined
          under fair value based methods for all
          awards, net of related tax effects                         (2,731,000)
       Add: Stock-based employee compensation
          expense included in reported net loss                          30,000
       Adjusted for Preferred Stock Dividends                        (4,958,000)
                                                                    -----------
             Pro forma net loss available to
             common shareholders                                    (11,479,000)
       Loss per share
          Basic and diluted, as reported                                 ($0.54)
          Basic and diluted, pro forma                                   ($0.71)

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

           Diluted loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities. Due to the loss, the following shares of Common Stock issuable pursuant to options, warrants, Preferred Stock and Convertible Notes were not included in the computation of diluted earnings per share because the result of such inclusion would be antidilutive:


                              ------------------------------------------
                                       Common Stock Issuable
                              ------------------------------------------    Exercise
                                2007             2006            2005        Prices
Security
Options                       3,428,777        5,417,116       8,038,528   $0.80 - $2.73
Restricted Stock Awards       7,543,963(2)    10,723,488(2)            -        n/a
Warrants                      1,214,249        1,695,893       1,883,393   $0.78 - $3.96
Preferred stock                 758,620(1)       758,620(1)   44,516,119

       (1) At December 31, 2007 and 2006, there were 571 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 696,341 shares of Common Stock (excluding dividends).

       (2) Includes both Restricted Stock and Restricted Stock Units

       As discussed in Note 12 below, in March 2008, the Company announced that it would effect a reverse stock split (the "Reverse Stock Split"). In connection with the Reverse Stock Split holders of the Company's Common Stock would receive one share of Common Stock for every 10 shares of Common Stock that they held as of April 3, 2008, the record date.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       Upon effectiveness of the Reverse Stock Split, the net loss per share on a proforma basis would be as follows:

                                           2007 (Unaudited)   2006 (Unaudited)   2005 (Unaudited)
net loss per share - as reported               $(0.12)            $(0.23)            $(0.54)
net loss per share - after split               $(1.21)            $(2.28)            $(5.43)

       Marketing Expenses
       In addition to marketing salaries, marketing expenses consist primarily of online advertising, print and media advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. In accordance with SOP 93-7 "Reporting on Advertising Costs," the costs associated with online and print advertising are expensed as incurred, with the exception of production costs related to print and television advertising which are expensed entirely the first time the advertising takes place. The costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream. There were no amounts associated with direct mail campaigns capitalized at December 31, 2007 and 2006. For the year ended December 31, 2007, 2006 and 2005 marketing spend (excluding staff related costs) were, $14.9 million, $13.0 million and $6.7 million, respectively.

       Fulfillment Expenses
       The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2007, 2006 and 2005, fulfillment expenses totaled $4,390,000, $4,409,000 and $3,642,000, respectively.

       Fair Value of Financial Instruments
       The carrying amounts of the Company's financial instruments, including cash and cash equivalents, other assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

       Recent Accounting Pronouncements
       In December 2007, the FASB issued SFAS No. 141R, "Business Combinations" ("SFAS 141R"), which requires the acquiring entity in a business combination to record all assets acquired and liabilities assumed at their respective acquisition-date fair values, changes the recognition of assets acquired and liabilities assumed arising from contingencies, changes the recognition and measurement of contingent consideration, and requires the expensing of acquisition-related costs as incurred. SFAS 141R also requires additional disclosure of information surrounding a business combination, such that users of the entity's financial statements can fully understand the nature and financial impact of the business combination. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The provisions of SFAS 141R will only impact the Company if it is party to a business combination after the pronouncement has been adopted.

       In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"), which defines the fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Relative to SFAS No. 157, FASB Staff Position (FSP) 157-b delays the effective date of SFAS No. 157 for all non-financial assets and liabilities, except those that are recognized or

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       disclosed at fair value in the financial statements on a recurring basis. The Company is evaluating the impact that this statement will have on its consolidated financial statements.

       Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Thus upon adoptions of FIN 48, the Company's open tax years extend back to 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company's Statement of Operations or Balance Sheet upon adoption of FIN 48 or as of and for the year ended December 31, 2007.

       Concentration
       The Company acquired approximately 38.3% and 27.5% of its inventory from one supplier for fiscal 2007 and 2006, respectively.

       Use of Estimates
       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions include the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment, realization of deferred tax assets, and the calculations related to stock-based compensation. Actual results could differ from those estimates.

3.     Property and Equipment

       As of December 31, 2007 and 2006, property and equipment consists of the following:

                                                         2007          2006

       Leasehold improvements                        $  1,853,000   $ 1,814,000
       Office equipment                                   627,000       594,000
       Computer equipment and software                 13,138,000     9,101,000
                                                     ------------   -----------
                                                       15,618,000    11,509,000

       Less:  Accumulated depreciation                 (9,599,000)   (7,936,000)
                                                     ------------   -----------
                                                     $  6,019,000   $ 3,573,000
                                                     ============   ===========

       Depreciation   and   amortization   of   property   and   equipment   was
       approximately $1,639,000, $1,419,000 and $1,145,000, for the years ended December 31, 2007, 2006 and 2005, respectively.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

4.     Prepaid Expenses and Other Current Assets

       As of December 31, 2007 and 2006, prepaid expenses and other current assets consist of the following:

                                                         2007            2006

       Prepaid expenses                               $  777,000      $  341,000
       Prepaid inventory                                 294,000         616,000
       Other current assets                              416,000         553,000
                                                      ----------      ----------
                                                      $1,487,000      $1,510,000
                                                      ==========      ==========

5.     Accrued Expenses and Other Current Liabilities

       As of December 31, 2007 and 2006, accrued expenses and other current liabilities consist of the following:

                                                         2007            2006

       Salary, vacation and bonus accrual             $  802,000      $  763,000
       Accrued media expenses                            977,000         667,000
       Other accrued expenses                            273,000         478,000
                                                      ----------      ----------
                                                      $2,052,000      $1,908,000
                                                      ==========      ==========

6.     Income Taxes

       Significant  components  of  the   Company's   deferred  tax   assets and
       liabilities as of December 31, are summarized as follows:

                                                        2007           2006

       Deferred tax assets
       Net operating losses                         $ 34,765,000   $ 33,437,000
       Depreciation and amortization                     213,000        285,000
       Accounts receivable and inventory reserves        374,000        587,000
       Other accruals                                    304,000        313,000
       Stock options                                   2,146,000     (2,201,000)
       Returns reserve                                 1,641,000      2,038,000
                                                    ------------   ------------
                                                      39,443,000     34,459,000
       Valuation Allowance                           (39,443,000)   (34,459,000)
                                                    ------------   ------------
          Net deferred tax asset (liability)        $          -   $          -
                                                    ============   ============

       The Company  is  in an  accumulated loss position  for both financial and
       income  tax  reporting   purposes.  The Company  has  U.S.  Federal   net
       operating loss carryforwards of approximately

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       $89,043,000 at December 31, 2007 which have expiration dates from 2018 through 2027. Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred or that may occur in the future. The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

       The Company's effective tax rate differs from the U.S. Federal Statutory income tax rate of 34% as follows:

                                                     2007      2006       2005

       Statutory federal income tax rate           (34.00)%   (35.00)%  (35.00)%
       State tax benefit, net of federal taxes      (5.04)%    (5.41)%   (5.41)%
       Other                                         0.93%      2.23%     0.27%
       Valuation allowance on deferred tax asset    38.11%     38.18%    40.14%
                                                   ------    -------    ------
          Effective tax rate                         0.00%      0.00%     0.00%
                                                   ======    =======    ======
7.     Commitments and Contingencies

       Employment Contracts
       The Company has employment agreements with certain of its executive officers. These employment agreements have terms expiring through July 2009. As of December 31, 2007, the Company's aggregate cash commitment for future base salary under these employment contracts is:

       2008                                                           $1,440,000
       2009                                                              425,000
       2010                                                              225,000
                                                                      ----------
                                                                      $2,090,000
                                                                      ==========

       Leases
       The Company leases space under operating leases that expire at various dates through 2010. Future minimum lease payments under these operating leases, excluding utilities, that have initial or remaining non-cancelable terms in excess of one year are as follows:

                                                                       Operating
                                                                         Leases

        2008                                                            $449,000
        2009                                                             342,000
        2010                                                             145,000
        Thereafter                                                             -
                                                                        --------
           Total minimum payments                                       $936,000
                                                                        ========

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       Rent   expense  (including   amounts  related  to  commercial  rent  tax)
       aggregated approximately $500,000, $566,000 and $450,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

       Marketing Commitments
       As of December 31, 2007, the Company has advertising and marketing commitments in connection with email services, agency fees and costs in connection with a national ad campaign of approximately $2,172,000 through December 31, 2008.

       Legal Proceedings
       The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management is likely to have a material adverse effect on its financial condition.

8.     Shareholders' Equity

       Authorized Shares
       The Company is incorporated in Delaware and has 200,000,000 authorized shares of common stock, $.01 par value per share ("Common Stock"), and 25,000,000 authorized shares of preferred stock, $.01 par value per share (the "Preferred Stock"). The Preferred Stock is designated as follows: 500,000 shares of Series A Convertible Preferred Stock (the "Series A Preferred Stock"); 9,000,000 shares of Series B Convertible Preferred Stock (the "Series B Preferred Stock"); 3,500 shares of Series C Convertible Preferred Stock (the "Series C Preferred Stock"); 2,100 shares of Series 2002 Convertible Preferred Stock (the "Series 2002 Convertible Preferred Stock"); 7,150 shares of Series D Convertible Preferred Stock (the "Series D Preferred Stock"); 1,000 shares of Series E Convertible Preferred Stock (the "Series E Preferred Stock"); 7,000 shares of Series F Convertible Preferred Stock (the "Series F Preferred Stock"); and 15,479,250 shares undesignated and available for issuance.

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

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

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

       On the Closing Date, the Company paid Soros $25 million in cash, which represented $4,000,000 of the principal and $1,488,376 of accrued but unpaid interest on the outstanding convertible notes (the "Notes") held by Soros and the majority of the accrued but unpaid dividends on the shares of Preferred Stock that were converted by Soros in connection with the Private Placement, with the remaining accrued but unpaid dividends on such shares of Preferred Stock paid in shares of Common Stock. The remaining proceeds were used by the Company for general corporate purposes. As a result of the Private Placement and the conversion of the Preferred Stock, Soros collectively owns approximately 39% of the
       Company's Common Stock, and each of Maverick and Prentice own approximately 24% of the Company's Common Stock.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

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

       In connection with the June 2006 Private Placement, $603,928 of cumulative unpaid dividends was settled through the issuance of 794,642 shares of Common Shares. These shares were computed by using the conversion price of the Series D Preferred Stock ($0.76) as required by the terms of the Private Placement.

       In connection with the June 2006 Financing, the Company repaid the Convertible Promissory Notes issued to Soros in July and October 2003 (the "Notes"). The Company paid $4,000,000 of principal and $1,488,376 of interest. The Notes were set to mature in May 2007 and bore interest at 12% per annum.

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

       Warrants to Purchase Common Stock
       Warrants Issued to Investors
       The Company used the Black-Scholes option pricing method (assumption: volatility 79%, risk free rate 3.86% one and a half year expected life and zero dividend yield) to calculate the value of the 603,448 warrants issued in connection with the June 2005 Financing. Using those assumptions a value of approximately $423,000 was assigned to the warrant. In accordance with EITF 00-27, Application of EITF Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios" the Company evaluated the total value ascribed to the warrants under Black-Scholes and compared that to the total proceeds raised. In connection with that the Company recognized a beneficial conversion feature of approximately $87,000.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       Warrants to Soros
       The Company has issued warrants to Soros in connection with past and recent financings as well as in connection with the Company's previous Loan Facility (which has since been refinanced). Warrants issued in connection with the Company's Loan Facility are included in the table below and are described more fully in Note 10.

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

       The following table represents warrants issued to purchase Common Stock as of December 31, 2007:

                    Number of
       Party        Warrants    Exercise Price Range      Expiration Dates

       Investors     989,249       $2.87 - $3.96      June 2008 - January 2009
       Soros         125,000       $0.78 - $0.88     September 2011 - March 2013
       Consultant    100,000           $1.00                 February 2011
                   ---------
                   1,214,249
                   =========

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

       In November 2006, the Company entered into three year employment contracts with its Chief Executive Officer ("CEO") and then Chief Financial Officer ("CFO"). In connection with these agreements, the CEO and CFO were entitled to, among other things, (i) restricted stock awards under our Plans for a total of 861,221 shares of our Common Stock, (which vested in full on January 1, 2007) plus cash bonuses of $517,890 (intended to compensate them for the income taxes payable on such restricted stock awards) in exchange for the forfeiting of their right to certain fully vested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 2,518,458 shares of Common Stock; (ii) deferred stock unit awards under the Plan for 172,741 underlying shares of Common Stock (which vest quarterly over a two year period), in exchange for the forfeiting of their right to certain unvested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 326,454 shares of Common Stock; and (iii) subject to the approval of the Company's stockholders of certain amendments to the Plans, deferred stock unit awards representing 8,264,524 shares of Common Stock with one-third of such deferred stock units vesting quarterly, in equal amounts, over a twelve month period, one-third vesting quarterly, in equal amounts, over a twenty-four month period, and one-third vesting quarterly, in equal amounts, over a thirty-six month period. The vesting period for all awards

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       commences on October 1, 2006. In May 2007 the Company's stockholders approved these amendments to the Plans.

       The Company recorded the exchange of the options for restricted stock and deferred stock unit awards as replacement awards, and therefore under SFAS No. 123R treated the exchange as a modification of the original option grant and recorded incremental compensation cost measured as the excess of the fair value of the replacement awards, measured immediately after modification, over the fair value of the cancelled award, measured immediately before modification, at the modification date. Total incremental compensation expense was approximately $507,000. In connection with these new awards, the Company recognized an expense of $9.3 million over three years. Approximately $4.5 million and $2.1 million of this expense was recognized in 2007 and 2006, respectively.

       In connection with these grants described above, the Company has given the employee holders of the shares of Restricted Stock and Restricted Stock Units the ability to settle taxes due upon delivery of the shares on a net share basis. Shares used to satisfy taxes are then charged to Treasury Stock. During 2007, the Company acquired 1,510,733 shares of Treasury Stock.

       Restricted Stock and Deferred Stock Unit Awards

       The following table is a summary of activity related to restricted stock and deferred stock units grants for key employees at December 31, 2007:

                                                            Weighted                      Weighted
                                                            Average                        Average
                                                             Grant          Deferred        Grant
                                            Restricted     Date Fair         Stock        Date Fair
                                               Stock         Value        Unit Awards       Value
Balance at January 1, 2006                      --                            --
   Shares/Units Granted                       861,221        $0.95         9,862,267        $0.94
   Shares/Units Forfeited                       --                            --
Balance at December 31, 2006                  861,221        $0.95         9,862,267        $0.94
   Shares/Units Granted                       426,192        $1.26           544,405        $1.22
   Shares/Units Forfeited                     (29,678)       $1.27           (29,381)       $1.27
   Shares/Units Restriction Lapses           (861,221)       $0.95        (3,229,842)       $0.94
Balance at December 31, 2007                  396,514        $1.26         7,147,449        $0.96

Aggregate Grant Date Fair Value              $499,608                     $6,861,551

Vesting Service Period of Shares Granted       1 year                       12 - 36
                                                                             months
Number of shares/units vested during
December 31, 2006                               --                            --
Number of shares/units unvested at
December 31, 2006                             861,221                      9,862,267
Number of shares/units vested during
December 31, 2007                             861,221                      3,229,842
Number of shares/units unvested at
December 31, 2007                             396,514                      7,147,449

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       For the years ended December 31, 2007 and 2006 the Company recognized expense of approximately $5,678,000 and $2,159,000 in connection with these awards.

       As of December 31, 2007 the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $3.8 million.

       Stock Options
       The following table summarizes the Company's stock option activity:

                                                   Number           Weighted
                                                     of              Average
                                                   Shares         Exercise Price

       Balance at January 1, 2005                 9,813,379           $2.28

       Options granted                            2,039,000           $1.39
       Options canceled                          (2,216,567)          $3.56
       Options exercised                         (1,597,284)          $0.94
                                                 ----------
       Balance at December 31, 2005               8,038,528           $1.97
                                                 ----------

       Options granted                              521,000           $0.96
       Options canceled                          (3,099,082)          $2.32
       Options exercised                            (43,330)          $0.82
                                                 ----------
       Balance at December 31, 2006               5,417,116           $1.68
                                                 ----------

       Options granted                               60,000           $0.97
       Options canceled                          (2,020,278)          $2.76
       Options exercised                            (28,061)          $0.89
                                                 ----------
       Balance at December 31, 2007               3,428,777           $1.06
                                                 ----------

       Vested at December 31, 2005                4,969,929           $2.15
       Vested at December 31, 2006                3,682,877           $1.83
       Vested at December 31, 2007                2,871,126           $1.04

       The stock options are exercisable in different periods through 2017. Additional information with respect to the outstanding options as of December 31, 2007, is as follows:

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

                          Options Outstanding                                  Options Exercisable
                    ---------------------------------                      ----------------------------
                                        Weighted           Weighted                            Weighted
  Range of                               Average           Average                             Average
  Exercise            Options           Remaining          Exercise          Options           Exercise
   Prices           Outstanding      Contractual Life        Price         Exercisable           Price
$0.51 - $1.00        2,006,331           5.5 Years           $0.91          1,842,691            $0.91
$1.01 - $1.50        1,373,644           7.4 Years           $1.24            992,177            $1.25
$1.51 - $2.00           41,302           4.3 Years           $1.66             27,758            $1.64
$2.01 - $2.50            3,750           3.1 Years           $2.16              3,750            $2.16
$2.51 - $3.00            3,750           2.9 Years           $2.73              3,750            $2.73

$0.51 - $3.00        3,428,777           6.2 Years           $1.06          2,870,126            $1.04

       The total fair value of the 2,545,143 options that vested during the year was approximately $2,638,000. At December 31, 2007, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was 5.9 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants for the years ended December 31, 2007 and 2006, except for those described in connection with the Offer to Exchange. Other selected information is as follows:

                                                     2007         2006          2005
Aggregate intrinsic value of outstanding options         $0     $881,000      $399,000
Aggregate intrinsic value of options exercised       $7,000       $7,000    $1,088,000
Weighted average fair value of options granted        $0.97        $0.79         $1.24

       As of December 31, 2007, the total compensation cost related to non-vested stock option awards not yet recognized was $520,000. Total compensation cost is expected to be recognized over 1.3 years on a weighted average basis.

       The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of U.S. Treasury note in effect on the date of the grant. The Company had previously recorded expense in accordance with APB No. 25 for certain options issued to its President that were issued below market. Prior to the adoption of FAS 123(R), the Company recognized actual forfeitures when they occurred but has not recorded a cumulative effect adjustment to record estimated forfeitures related to these below market options as the balance was immaterial.

       The table below presents the assumptions used to calculate the fair value of options granted for the year ended December 31, 2007, 2006 and 2005 respectively:

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

                                                 Year Ended December 31,
                                          --------------------------------------
                                          2007            2006             2005

       Risk-free interest rates           4.56%           4.65%            4.22%
       Expected life (in years)            5.5               6                6
       Dividend yield                        0%              0%               0%
       Expected volatility                  94%            101%             138%

       In January 2007, the Company commenced an exchange offer pursuant to which it is offering to exchange certain outstanding stock options issued to employees and non-employee directors for restricted stock awards and/or deferred stock unit awards. See Note 9 below.

9.     Offer to Exchange

       In January 2007, the Company commenced an exchange offer (the "Offer") pursuant to which it offered to exchange certain outstanding stock options issued to employees and non-employee directors for restricted stock awards and/or deferred stock unit awards.

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

       The Company had instituted the exchange offer because a considerable number of its employees had held options that had exercise prices higher than the current and recent trading prices of its common stock. The purpose of the exchange offer was to promote the interests of the Company's stockholders by strengthening its ability to motivate and retain valued employees.

       The exchange offer began on January 25, 2007 and ended on February 23, 2007. In connection with the Offer, an aggregate of 1,562,000 options were tendered in exchange for an aggregate of 472,471 shares of restricted stock and 394,405 shares of deferred stock unit awards. This represented approximately 95% of the total options that were eligible for exchange. The Company accounted for the exchange of Options for restricted stock and deferred stock unit awards as replacement awards in accordance with SFAS No. 123(R) and recognized an expense of $436,000 for the year ended December 31, 2007.

       In February, 2008, the Company delivered 268,572 shares of Restricted Stock Issued in connection with this Offer.

10.    Financing Agreement

       In July 2005, the Company entered into a new three year revolving credit facility ("Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo"). The Credit Facility refinanced the Company's previous credit facility (the "Rosenthal Facility") with Rosenthal & Rosenthal, Inc.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       ("Rosenthal"). Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of the Company's assets. Historically, the Credit Facility was also secured by a $2,000,000 letter of credit issued by Soros in favor of Wells Fargo (the "Soros LC"). In August 2006, Wells Fargo agreed to release the Soros LC, and no longer requires an availability reserve (although it has the right under the Credit Facility to establish reserves in the future, as it deems appropriate) so long as the Company maintains a minimum cash balance of $5,000,000. Furthermore, our Credit Facility prohibits us from paying cash dividends without the consent of our lender.

       Availability under the Credit Facility is determined by a formula that considers a certain percentage of our inventory and a certain percentage of accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of December 31, 2007, total availability under the Credit Facility, was approximately $7,500,000 of which $3,700,000 was committed, leaving approximately $3,800,000 available for further borrowings.

       Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 2.75% for average excess availability less than $3.0 million and the prime rate plus 0.50% or LIBOR plus 2.50% for average excess availability greater than $3.0 million. The Company also pays a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.35%. The Company also pays Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open. For the years ended December 31, 2007, 2006 and 2005 total interest expense and fees related to the credit facilities totaled approximately $130,000, $170,000 and $196,000, respectively.

       Under the terms of the Credit Facility, Soros has the right to purchase all of the Company's obligations from Wells Fargo at any time if it is then in default under the Credit Facility. Subsequent to year end the Credit Facility was Amended - See Note 12 below.

       Soros Warrants in Connection with Loan Facility
       Prior to April 2004, Soros guaranteed repayment of the Company's previous Loan Facility (the "Soros Guarantee"). The Company issued warrants to Soros in consideration for the establishment and continuance of the Soros Guarantee as described below.

       The following table represents the warrants issued to Soros in connection with the Loan Facility:

Number of        Date            Exercise       Expiration            Assumptions Under
Warrants        Issued            Price            Date                 Black-Scholes                    Reason
---------       ------            -----            ----                ----------------                  ------
100,000        March 31,         $0.88(1)       September 11,       Risk Free Rate - 4.86%         As consideration for
                 2001                               2011              Volatility - 117%            Soros establishing
                                                                        Term - 5 years             the Soros Guarantee

25,000         March 17,         $0.78(2)         March 17,         Risk Free Rate - 3.31%         In consideration for
                 2003                               2013              Volatility - 123%             Soros extending the
                                                                        Term - 4 years                Soros Guarantee
                                                                                                      until 11/15/2004

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       (1) represents the 20 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance

       (2) represents the 10 day trailing average of the closing sale price of the Company's Common Stock on the date of issuance

       The Company accounted for the warrants in accordance with Accounting Principles Board Opinion No. 14 ("APB No. 14") by valuing the warrants using the Black-Scholes option pricing model and crediting additional paid in capital. These amounts were amortized to interest expense over the life of the Loan Facility.

11.    Quarterly Results of Operations (Unaudited)

       Amounts in thousands, except per share data:


                                                                        Quarter Ended
                                                    ------------------------------------------------------
2007                                                March 31      June 30      September 30    December 31
Net Sales                                           $22,108       $21,608         $18,079        $29,698
                                                    -------       -------         -------        -------
Gross Profit(2)                                     $ 8,374       $ 8,463         $ 5,728        $10,174
                                                    -------       -------         -------        -------
Net Loss(2)                                         $(3,103)      $(2,142)        $(5,028)       $(5,556)
                                                    -------       -------         -------        -------
Preferred stock dividends                           $   (11)      $   (11)        $   (11)       $   (11)
                                                    -------       -------         -------        -------
Net loss available to common shareholders(2)        $(3,114)      $(2,153)        $(5,039)       $(5,567)
                                                    -------       -------         -------        -------
Loss per common share - basic and diluted(2)        $ (0.02)      $ (0.02)        $ (0.04)       $ (0.04)
                                                    -------       -------         -------        -------

                                                                        Quarter Ended
                                                    ------------------------------------------------------
2006                                                March 31      June 30      September 30    December 31
Net Sales                                           $16,876       $16,793         $16,322        $27,071
                                                    -------       -------         -------        -------
Gross Profit                                        $ 6,839       $ 7,046         $ 6,111        $10,913
                                                    -------       -------         -------        -------
Net Loss                                            $(3,264)      $(1,901)        $(3,485)       $(3,543)
                                                    -------       -------         -------        -------
Preferred stock dividends                           $(1,231)      $  (990)        $   (16)       $   (15)
                                                    -------       -------         -------        -------
Net loss available to common shareholders           $(4,495)      $(6,748)        $(3,501)       $(3,558)
                                                    -------       -------         -------        -------
Loss per common share - basic and diluted(1)        $ (0.22)      $ (0.17)        $ (0.03)       $ (0.03)
                                                    -------       -------         -------        -------

       (1) Weighted average shares increased to 80.2 million for the year ended December 31, 2006 as a result of the June 2006 financing and the conversion of the Company's preferred stock into common stock in connection with the financing.
       (2) Amount includes a write-off of approximately $1.5 million of inventory recorded in the fourth quarter.

12.    Subsequent Events

       2008 Financing
       In March 2008, the Company entered into an agreement (the "Commitment") Soros and private funds associated with Maverick Capital, Ltd. ("Maverick") pursuant to which they agreed to provide up to $3 million of debt financing to the Company, on a standby basis, during the next year, provided that the

Bluefly, Inc.
Notes to Financial Statements
December 31, 2007
--------------------------------------------------------------------------------

       commitment amount will be reduced by the gross proceeds of any equity financing consummated during the year. The Company can draw down debt in one or more tranches, provided that our cash balances are less than $1 million at the time of any draw down. The draw downs will be evidenced by subordinated convertible notes (the "Subordinated Notes") that have a term expiring on the later of June 26, 2011 and three years from the date of the issuance of the Subordinated Notes and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible, (subject to stockholder approval to the extent required by the NASDAQ Capital Market) at the holder's option (a) into equity securities that the Company might issue in any subsequent round of financing at a price that was equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) into Common Stock at a price per share equal to the market price (as defined in the Subordinated Notes) on the date of issuance of the note. In connection with the Commitment, the Compnay issued warrants to Soros and Maverick to purchase an aggregate of 525,002 shares of Common Stock at an exercise price equal to the trailing 20-day average stock price on the date of grant.

       Wells Fargo Amendment
       On March 26, 2008, the Company amended its credit facility ("Credit Facility") with Wells Fargo Retail Finance, LLC. ("Wells Fargo") to (i) extend the term until July 26, 2011; (ii) change the rate at which interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3.0 million and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3.0 million; (iii) increase the monthly commitment fee on the unused portion of the Credit Facility to 0.50% from 0.35%; (iv) include a servicing fee of $3,333.33 per month; (v) increase the early termination fee to 1% of the revolving credit ceiling, from 0.50% through maturity; and (vi) amend the standby and documentary letter of credit fees to 3.25% and 2.75%, respectively on average excess availability less than $3.0 million, and 3.00% and 2.50%, respectively on average excess availability greater than $3.0 million.

       In addition, the amendment calls for no revolving credit loans to be made unless the full amount available pursuant to the Subordinated Notes (described above) has been advanced to the Company and is outstanding. Under the terms of a Subordination and Intercreditor Agreement, dated as of March 26, 2008, Soros and Maverick have the right to purchase all of the Company's obligations from Wells Fargo at anytime if the Company is then in default under the Credit Facility. In connection with this amendment, the Company paid Wells Fargo a $35,000 amendment fee.

       Reverse Stock Split
       In March 2008, the Company announced that it would effect a reverse stock split (the "Reverse Stock Split") in order to regain compliance with the minimum bid price requirement of the Nasdaq rules. In connection with the Reverse Stock Split holders of the Company's Common Stock would receive one share of Common Stock for every 10 shares of Common Stock that they held as of April 3, 2008, the record date. The effective date of the Reverse Stock Split is expected to be April 3, 2008.

       Upon effectiveness of the Reverse Stock Split, the number of weighted shares outstanding and the loss per share on a proforma basis would be as follows:

                                                          Unaudited
                             --------------------------------------------------------------
                             December 31, 2007      December 31, 2006     December 31, 2005
Weighted Average Shares
Outstanding                      13,091,129              8,017,053             1,615,302

Loss Per Share                       $(1.21)                $(2.28)               $(5.43)

Schedule II - Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2007

                                                         -----------------------------------
            Column A                    Column B                      Column C                  Column D         Column E
                                                         -----------------------------------
                                                                (1)                (2)
----------------------------------------------------------------------------------------------------------------------------------
           Description              Beginning Balance    Charged to Costs   Charged to other    Deductions   Balance end of Period
--------------------------------    at January 1, 2007     and Expenses          Accounts       ----------     December 31, 2007
                                    --------------------------------------------------------                 ---------------------
Allowance for Sales Returns             (5,043,000)         (59,107,000)               -        59,946,000         (4,204,000)

Allowance for Doubtful Accounts           (397,000)            (669,000)               -           960,000           (106,000)

Inventory Reserves                      (1,055,000)          (2,735,000)               -           104,000         (3,686,000)

Deferred Tax Valuation Allowance       (34,459,000)          (5,460,000)         476,000                 -        (39,443,000)

                                                         -----------------------------------
            Column A                    Column B                      Column C                  Column D         Column E
                                                         -----------------------------------
                                                                (1)                (2)
----------------------------------------------------------------------------------------------------------------------------------
           Description              Beginning Balance    Charged to Costs   Charged to other    Deductions   Balance end of Period
--------------------------------    at January 1, 2006     and Expenses          Accounts       ----------     December 31, 2006
                                    --------------------------------------------------------                 ---------------------
Allowance for Sales Returns             (3,407,000)         (50,126,000)               -        48,490,000         (5,043,000)

Allowance for Doubtful Accounts            (78,000)            (643,000)               -           324,000           (397,000)

Inventory Reserves                        (782,000)          (1,000,000)               -           727,000         (1,055,000)

Deferred Tax Valuation Allowance       (30,712,000)          (4,656,000)         909,000                 -        (34,459,000)

                                                         -----------------------------------
            Column A                    Column B                      Column C                  Column D         Column E
                                                         -----------------------------------
                                                                (1)                (2)
----------------------------------------------------------------------------------------------------------------------------------
           Description              Beginning Balance    Charged to Costs   Charged to other    Deductions   Balance end of Period
--------------------------------    at January 1, 2005     and Expenses          Accounts       ----------     December 31, 2005
                                    --------------------------------------------------------                 ---------------------
Allowance for Sales Returns             (2,174,000)         (34,820,000)                -       33,587,000         (3,407,000)

Allowance for Doubtful Accounts            (44,000)            (270,000)                -          236,000            (78,000)

Inventory Reserves                        (835,000)            (659,000)                -          712,000           (782,000)

Deferred Tax Valuation Allowance       (28,738,000)          (1,533,000)         (441,000)               -        (30,712,000)