Form 10-Q
period 2008-03-31
BLUEFLY INC
filed 2008-05-07
CIK 1030896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _______ to _______

                       Commission File Number:   001-14498

                 -----------------------------------------------

                                  BLUEFLY, INC.
             (Exact name of registrant as specified in its charter)

                     Delaware                          13-3612110
       (State or other jurisdiction of      (I.R.S. Employer Identification No.)
        incorporation or organization)

              42 West 39th Street, New York, NY            10018
           (Address of principal executive offices)      (Zip Code)

                    Issuer's telephone number: (212) 944-8000

                 -----------------------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and  (2) has  been subject to such filing requirements for the past 90
days. Yes [X]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate  by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of May 1, 2008, the issuer had outstanding 13,276,998 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                          PAGE
                                                                          ----
Part I. Financial Information

Item 1. Financial Statements

        Condensed Balance Sheets as of March 31, 2008 (unaudited)
           and December 31, 2007                                            3

        Condensed Statements of Operations for the three months ended
           March 31, 2008 and 2007 (unaudited)                              4

        Condensed Statements of Cash Flows for the three months ended
           March 31, 2008 and 2007 (unaudited)                              5

        Condensed Notes to Financial Statements (unaudited)                 6

Item 2. Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       10

Item 3. Quantitative and Qualitative Disclosures About Market Risk         14

Item 4T. Controls and Procedures                                           14

Part II. Other Information                                                 15

Item 1. Legal Proceedings                                                  15

Item 6. Exhibits                                                           15

Signatures                                                                 16

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                                      BLUEFLY, INC.

CONDENSED BALANCE SHEETS (Unaudited)
                                                                                     March 31,     December 31,
                                                                                       2008            2007
                                                                                  ------------     ------------
                                                        ASSETS
Current assets
  Cash and cash equivalents                                                         $5,514,000       $6,730,000
  Inventories, net                                                                  26,680,000       28,492,000
  Accounts receivable, net of allowance for doubtful accounts                        3,252,000        2,102,000
  Prepaid inventory                                                                    140,000          294,000
  Prepaid expenses                                                                     801,000          777,000
  Other current assets                                                                 640,000          416,000
                                                                                  ------------     ------------
        Total current assets                                                        37,027,000       38,811,000

Property and equipment, net                                                          6,236,000        6,019,000

Other assets                                                                           208,000          189,000
                                                                                  ------------     ------------
     Total assets                                                                  $43,471,000      $45,019,000
                                                                                  ------------     ------------

Current liabilities
  Accounts payable                                                                  $8,206,000       $8,460,000
  Allowance for sales returns                                                        4,965,000        4,204,000
  Accrued expenses and other current liabilities                                     2,268,000        2,052,000
  Deferred revenue                                                                   2,950,000        3,206,000
                                                                                  ------------     ------------
     Total current liabilities                                                      18,389,000       17,922,000

Other long-term obligations                                                             33,000           60,000
                                                                                  ------------     ------------

     Total liabilities                                                             $18,422,000      $17,982,000
                                                                                  ------------     ------------

Commitments and contingencies

Shareholders' equity
  Series F Preferred stock - $.01 par value; 7,000 shares authorized, 571.43 issued and outstanding as of March 31, 2008 and December 31, 2007
     (liquidation preference: $571,000 plus accrued dividends of $116,000, and              --               --
     $105,000 as of March 31, 2008 and December 31, 2007, respectively)
  Common stock - $.01 par value; 200,000,000 shares authorized as of
     March 31, 2008 and December 31, 2007, respectively, 13,433,553 and
     13,426,803 shares issued as of March 31, 2008 and December 31, 2007, respectively, 13,276,998 and 13,275,730 shares outstanding as of
     March 31, 2008 and December 31, 2007, respectively                              1,328,000        1,328,000
  Treasury Stock                                                                    (1,452,000)      (1,430,000)
  Additional paid-in capital                                                       159,937,000      158,965,000
  Accumulated deficit                                                             (134,764,000)    (131,826,000)
                                                                                  ------------     ------------
     Total shareholders' equity                                                     25,049,000       27,037,000
                                                                                  ------------     ------------
     Total liabilities and shareholders' equity                                   $ 43,471,000     $ 45,019,000
                                                                                  ------------     ------------

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                 ----------------------------
                                                                     2008             2007
                                                                 -----------      -----------
Net sales                                                        $25,245,000      $22,108,000
Cost of sales                                                     16,309,000       13,734,000
                                                                 -----------      -----------
  Gross profit                                                     8,936,000        8,374,000

Selling and fulfillment expenses                                   5,069,000        4,399,000
Marketing expenses                                                 3,522,000        3,611,000
General and administrative expenses                                3,247,000        3,586,000
                                                                 -----------      -----------
  Total operating expenses                                        11,838,000       11,596,000

Operating loss                                                    (2,902,000)      (3,222,000)

Interest and other income                                             36,000          195,000
Interest and other expense                                           (72,000)         (76,000)
                                                                 -----------      -----------

Net loss                                                         $(2,938,000)     $(3,103,000)

Preferred stock dividends                                            (11,000)         (11,000)
                                                                 -----------      -----------

Net loss available to common shareholders                        $(2,949,000)     $(3,114,000)
                                                                 -----------      -----------

Basic and diluted loss per common share                               $(0.22)          $(0.24)
                                                                 -----------      -----------
Weighted average common shares outstanding
(basic and diluted)                                               13,251,101       12,962,949
                                                                 -----------      -----------

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                             ------------------------------
                                                                                 2008               2007
                                                                             -----------        -----------
Cash flows from operating activities
  Net loss                                                                   $(2,938,000)       $(3,103,000)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization                                                409,000            423,000
    Stock based compensation                                                     799,000          1,721,000
    Warrant issued to related party shareholders                                 173,000                 --
    Provisions for returns                                                       761,000           (663,000)
    Bad debt expense                                                             166,000            155,000
    Reserve for inventory obsolescence                                                --            302,000
  Changes in operating assets and liabilities:
    (Increase) decrease in
       Inventories                                                             1,812,000         (2,246,000)
       Accounts receivable                                                    (1,316,000)        (1,060,000)
       Prepaid expenses                                                          130,000           (387,000)
       Other current assets                                                     (224,000)           (93,000)
       Other assets                                                              (35,000)                --
    Increase (decrease) in
       Accounts payable                                                         (281,000)           509,000
       Accrued expenses and other current liabilities                            216,000           (224,000)
       Deferred revenue                                                         (256,000)          (250,000)
                                                                             -----------        -----------
Net cash used in operating activities                                           (584,000)        (4,916,000)
                                                                             -----------        -----------

Cash flows from investing activities

  Purchase of property and equipment                                            (610,000)          (850,000)
                                                                             -----------        -----------
  Net cash used in investing activities                                         (610,000)          (850,000)
                                                                             -----------        -----------

Cash flows from financing activities
  Payments of capital lease obligation                                                --            (14,000)
  Net proceeds from exercise of stock options                                         --              6,000
  Purchase of Treasury Stock                                                     (22,000)          (160,000)
                                                                             -----------        -----------
  Net cash used in financing activities                                          (22,000)          (168,000)
                                                                             -----------        -----------

Net decrease in cash and cash equivalents                                     (1,216,000)        (5,934,000)
Cash and cash equivalents - beginning of period                                6,730,000         20,188,000
                                                                             -----------        -----------
Cash and cash equivalents - end of period                                     $5,514,000        $14,254,000
                                                                             -----------        -----------

Supplemental disclosure of cash flow information:
Cash paid for interest                                                           $48,000            $23,000
                                                                             -----------        -----------
Warrant issued to related party shareholders                                    $173,000                 --
                                                                             -----------        -----------

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Bluefly, Inc. (the "Company"). The financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair statement have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2007.

The Company has sustained net losses and negative cash flows from operations since the launch of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find other sources to fund operations. The Company believes that its current funds, together with working capital, and its availability under its existing Credit Facility and the Commitment (as such terms are hereinafter defined), will be sufficient to enable it to meet its planned expenditures through at least the next 12 months.

NOTE 2 - THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value. The Company's e-commerce Web site ("Bluefly.com" or "Web Site") was launched in September 1998.

NOTE 3 - REVERSE STOCK SPLIT

On March 13, 2008, the Company's Board of Directors approved a 1-for-10 reverse stock split of the Company's Common Stock. The record date for the reverse stock split was April 3, 2008, and the reverse stock split was effective as of 11:59, P.M., EST, on the same date. Retroactive restatement has been given to all share numbers in this report, and accordingly, all amounts including per share amounts are shown on a post-split basis.

NOTE 4 - NASDAQ COMPLIANCE

The Company had previously announced that it was not in compliance with the $1.00 minimum per share requirement for continued listing as set forth in Nasdaq Marketplace Rule 4310(c)(4), and had been granted an extension by the Nasdaq Listing Qualifications Panel to regain compliance. Because the Company's Common Stock closed at a price of $1.00 or more for ten consecutive trading days, it regained compliance with such rule on April 17, 2008. In addition, on April 16, 2008, the Company received a letter from the Nasdaq Listing Qualifications Staff (the "Staff") stating that it had determined that the Company had failed to comply with the shareholder approval rules set forth in Nasdaq Marketplace Rule 4350(i)(1)(A) because certain warrants issued to affiliates of Soros Fund Management LLC ("Soros") and private funds associated with Maverick Capital, Ltd. ("Maverick"), each of whom has representation on the Company's Board of Directors, in connection with their debt financing commitment had originally been issued with an exercise price based on the twenty-day trailing average trading price of the Company's Common Stock, which was lower than the market value of the Company's Common Stock on the day immediately preceding the issuance of the warrants The Staff advised the Company that the issuance of the warrants to Soros and Maverick at a price less than the market value would be treated as equity compensation and would require shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A), unless the exercise price of the warrants was increased to market value. Thereafter, the Company, Soros and Maverick agreed to amend the terms of the warrants to increase the exercise price of the warrants to a price equal to the market value of the Company's Common Stock on the day immediately preceding the issuance of the warrants. As a result, the Staff determined that the Company had regained compliance with such rule by amending the warrants to increase the exercise price. Accordingly, the Company believes that it has now resolved all outstanding issues regarding Nasdaq listing requirements.

NOTE 5- 2008 COMMITMENT FROM RELATED PARTY

In March 2008, the Company entered into an agreement (the "Commitment") with affiliates of Soros Fund Management LLC ("Soros") and private funds associated with Maverick Capital, Ltd. ("Maverick") pursuant to which they agreed to provide up to

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

$3 million of debt financing to the Company, on a standby basis, available until March 2009, provided that the commitment amount will be reduced by the gross proceeds of any equity financing consummated during the year. The Company can draw down debt in one or more tranches, provided that its cash balances are less than $1 million at the time of any draw down. The draw downs will be evidenced by subordinated convertible notes (the "Subordinated Notes") that have a term expiring on the later of June 26, 2011 and three years from the date of issuance of the Subordinated Notes and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible (subject to stockholder approval), at the holder's option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) Common Stock at a price per share equal to the market price (as defined in the Subordinated Notes) on the date of issuance of the Subordinated Note. The Company has not drawn on the Commitment as of the Balance Sheet date.

In connection with the Commitment, the Company issued warrants to Soros and Maverick to purchase an aggregate of 52,497 shares of Common Stock at an exercise price equal to the trailing 20-day average stock price, or $4.40. Subsequent to quarter end, on April 8, 2008, the warrants were amended to increase the exercise price from $4.40 per share to $5.10 per share. The exercise price of $5.10 per share equals the closing price of the Company's Common Stock on the day immediately preceding the issuance of the warrants.

The Company used the Black-Scholes option pricing method (assumption: volatility 79.6%, risk free rate 2.96% one and a five year expected life and zero dividend yield) to calculate the value of the 52,497 warrants issued in connection with the Commitment. Using those assumptions, a value of approximately $173,000 was assigned to the warrants. This amount was credited to additional paid in capital and is being expensed to interest expense over the life of the commitment which is one year. There was no accounting impact as a result of the modification.

NOTE 6 - FINANCING AGREEMENT

In March 2008, the Company amended its credit facility with Wells Fargo Retail Finance, LLC ("Wells Fargo") (the credit facility as amended is hereafter referred to as the "Credit Facility") to (i) extend the term until July 26, 2011 from July 26, 2008; (ii) change the rate at which interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3.0 million and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3.0 million; (iii) increase the monthly commitment fee on the unused portion of the Credit Facility to 0.50% from 0.35%; (iv) include a servicing fee of $3,333 per month; (v) increase the early termination fee to 1% of the revolving credit ceiling, from 0.50% through maturity; and (vi) amend the standby and documentary letter of credit fees to 3.25% and 2.75%, respectively, on average excess availability less than $3.0 million, and 3.00% and 2.50%, respectively, on average excess availability greater than $3.0 million.

In addition, the amendment provides for no revolving credit loans to be made unless the full amount available pursuant to the Commitment has been advanced to the Company and is outstanding. In connection with this amendment, the Company paid Wells Fargo a $35,000 amendment fee. Under the terms of a Subordination and Intercreditor Agreement, dated as of March 26, 2008 (the "Subordination Agreement"), Soros and Maverick have the right to purchase all of the Company's obligations from Wells Fargo at any time if the Company is in default under the Credit Facility.

Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of the amount of the Company's inventory and a certain percentage of the Company's accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of March 31, 2008, total availability under the Credit Facility was approximately $6,539,000, of which $3,250,000 was committed, leaving approximately $3,289,000 available for further borrowings.

For the three months ended March 31, 2008, the Company incurred approximately $48,000 of fees under the Credit Facility.

NOTE 7 - LOSS PER SHARE

The Company has determined Loss Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

Due to the loss from continuing operations, (i) options and warrants to purchase shares of Common Stock, (ii) Preferred Stock convertible into shares of Common Stock, (iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share because the result of such inclusion would be antidilutive:

Security                March 31, 2008           Exercise Prices        March 31, 2007            Exercise Prices
--------                --------------           ---------------        --------------            ---------------
Options                        372,257            $4.10 - $27.30               378,453            $8.00 - $143.80
Restricted Stock               957,625 (2)                    --             1,067,161 (2)                     --
Awards/DSUs
Warrants                       173,915            $5.10 - $39.60               151,089             $7.80 - $39.60
Preferred Stock                 69,634 (1)                    --                69,634 (1)                     --

(1) At March 31, 2008 and 2007, there were 571 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 69,634 shares of Common Stock (excluding dividends).

(2) Includes Restricted Stock Awards and DSUs.

NOTE 8 - STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Total share-based compensation expense recorded in the Statement of Operations for the three months ended March 31, 2008 and 2007 was $799,000 and $1,721,000, respectively.

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

The following table summarizes the Company's stock option activity:

                                  Number of shares        Weighted Average Exercise
                                                                   Price
Balance at January 1, 2008                 342,879                           $10.51
  Options granted                           35,000                            $4.57
  Options canceled                          (5,622)                          $10.58
  Options exercised                             --
Balance at March 31, 2008                  372,257                            $9.95

Vested at December 31, 2007                287,112                           $10.37
Vested at March 31, 2008                   292,982                           $10.39

During the first quarter of 2008, 10,527 options vested. The total fair value of the options that vested (including those canceled) during the quarter ended March 31, 2008 was approximately $100,000. There were 35,000 stock options

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

granted during the quarter. At March 31, 2008, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was 5.7 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the first quarter of 2008. During the first quarter of 2008, no options were exercised and no cash was used to settle equity instruments granted under the Plans.

As of March 31,  2008, the total compensation  cost related to non-vested  stock
option  awards not  yet recognized  was $384,000.   Total compensation  cost is
expected to be recognized over one year on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards
The following table is a summary of activity related to restricted stock swards and deferred stock unit awards for employees at March 31, 2008:

                                                             Restricted     Deferred Stock
                                                           Stock Awards       Unit Awards

Balance at January 1, 2008                                       39,653            714,750
Shares/Units Granted                                              7,500            250,000
Shares/Units Forfeited                                            (750)            (15,000)
Shares/Units Restriction Lapses                                (38,528)                 --
Balance at March 31, 2008                                         7,875            949,750

Weighted Average Grant Date Fair Value Per share                  $3.24              $8.32
Aggregate Grant Date Fair Value                                 $34,515         $7,901,920

Vesting Service Period of Shares Granted                      12 months       12-36 months
Number of shares/units vested at March 31, 2008                  38,528                 --
Number of shares/units unvested at March 31, 2008                 7,875            949,750

For the quarter ended March 31, 2008 the Company recognized an expense of approximately $668,000 in connection with these awards.

As of March 31, 2008 the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $3.1 million. Total compensation cost is expected to be recognized over a one year period.

NOTE 9 - FAIR VALUE
Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standard No. 157, Fair Value Measurement, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The adoption of FAS 157 did not have an impact on our financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position 157-2 ('FSP 175-2'), which delayed the implementation of FAS 157 until January 1, 2009, for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, the Company did not adopt FAS 157 for non-financial assets and liabilities. We are currently assessing the impact of FAS 157 on our non-financial assets and liabilities.

The Company did not have any other significant financial assets or liabilities not currently valued at fair value.

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

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

Our net sales increased by 14% to $25,245,000 for the three months ended March 31, 2008 from $22,108,000 for the three months ended March 31, 2007. Our gross margin decreased to 35.4% for the three months ended March 31, 2008 from 37.9% for the three months ended March 31, 2007. The decrease in gross margin was primarily the result of increased promotional activity during the first two months of the first quarter of 2008, as we liquidated some of our older inventory. Our gross profit increased by 6.7% to $8,936,000 for the three months ended March 31, 2008 from $8,374,000 for the three months ended March 31, 2007. Our operating loss decreased to $2,902,000 for the three months ended March 31, 2008 from $3,222,000 for the three months ended March 31, 2007. This decrease was primarily a result of an increase in net sales, gross margin dollars compared to the prior year as well as decreases in total marketing and general and administrative expenses and was partially offset by an increase in selling and fulfillment expenses. Marketing expenses (excluding staff related costs) increased to $3,228,000 for the first quarter of 2008 from $3,182,000 for the first quarter 2007, primarily as a result of a shift in our marketing strategy to more online programs compared to the first quarter of 2007.

Our reserve for returns and credit card chargebacks increased to 40.2% of gross sales for the first quarter of 2008 compared to 39.2% for the first quarter of 2007. The increase was primarily caused by an increase in our return rate which was, in turn, caused in part, by a shift in our merchandise mix towards higher end products. However, we believe that this increase in return rates has been more than offset by the higher gross margin dollars and average order sizes that have been generated by this shift in merchandise mix.

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

At March 31, 2008, we had an accumulated deficit of $134,764,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

Results Of Operations

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

For The Three Months Ended March 31, 2008 Compared To The Three Months Ended March 31, 2007.

The following table sets forth our statement of operations data for the three months ended March 31st. All data is in thousands except as indicated below:

                                                     2008                   2007                  2006
                                                     ----                   ----                  ----

                                                        As a % of              As a % of              As a % of
                                                        Net Sales              Net Sales              Net Sales
Net sales                                    $25,245      100.0%    $22,108      100.0%    $16,876      100.0%
Cost of sales                                 16,309       64.6%     13,734       62.1%     10,037       59.5%
                                             -------                -------                -------
      Gross profit                             8,936       35.4%      8,374       37.9%      6,839       40.5%

Selling and fulfillment expenses               5,069       20.1%      4,399       19.9%      3,433       20.3%
Marketing expenses                             3,522       14.0%      3,611       16.3%      4,031       23.9%
General and administrative expenses            3,247       12.9%      3,586       16.2%      2,427       14.4%
                                             -------                -------                -------
      Total operating expenses                11,838       46.9%     11,596       52.4%      9,891       58.6%

Operating loss                                (2,902)    (11.5)%     (3,222)    (14.5)%     (3,052)    (18.1)%
Interest (expense) and other income              (36)      (.1)%        119        0.5%       (212)     (1.3)%
                                             -------                -------                -------

      Net loss                                (2,938)    (11.6)%     (3,103)    (14.0)%     (3,264)    (19.4)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

                                                                    2008             2007               2006
                                                                    ----             ----               ----
Average Order Size (including shipping & handling)               $273.65          $269.21            $243.92
New Customers Added during the Period*                            56,855           49,385             38,688

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

Net sales: Gross sales for the three months ended March 31, 2008 increased by approximately 16% to $42,187,000 from $36,367,000 for the three months ended March 31, 2007. For the three months ended March 31, 2008, we recorded a provision for returns and credit card chargebacks and other discounts of $16,942,000, or approximately 40.2% of gross sales. For the three months ended March 31, 2007, the provision for returns and credit card chargebacks and other discounts was $14,259,000, or approximately 39.2% of gross sales. The increase in this provision as a percentage of gross sales resulted from an increase in the return rate. The increase was primarily caused by a shift in our merchandise mix towards higher end products. However, we believe that this increase in return rates has been more than offset by the higher gross margin dollars and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the three months ended March 31, 2008 were $25,245,000. This represents an increase of approximately 14% compared to the three months ended March 31, 2007, in which net sales totaled $22,108,000. The growth in net sales resulted from both an increase in the number of new customers acquired (over 15% higher compared to the first three months of 2007) and an increase in average order size (approximately 2% higher compared to the first three months of 2007). For the three months ended March 31, 2008, revenue from shipping and handling (which is included in net sales) increased approximately 20.7% to $1,451,000

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

from $1,202,000 for the three months ended March 31, 2007. Shipping and handling revenue increased at greater percentage than revenue as a whole as a result of an increased number of customers selecting express and international shipping.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2008 totaled $16,309,000, resulting in gross margin of approximately 35.4%. Cost of sales for the three months ended March 31, 2007 totaled $13,734,000, resulting in gross margin of 37.9%.The gross margin was negatively effected by a decrease in the overall product margin, as we were promotional during the first two months of the quarter compared to 2007, as we were trying to liquidate some older inventory. Gross profit increased by approximately 6.7%, to $8,936,000 for the three months ended March 31, 2008 compared to $8,374,000 for the three months ended March 31, 2007. The growth in gross profit was primarily the result of increased average order size and growth in sales.

Marketing expenses: Marketing expenses decreased by 2.5% to $3,522,000 for the three months ended March 31, 2008 from $3,611,000 for the three months ended March 31, 2007.

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses decreased to 14.0% for the three months ended March 31, 2008 from 16.3% for the three months ended March 31, 2007. Total expenses related to the national print and television advertising campaign for the three months ended March 31, 2008 totaled $1.4 million compared to $1.9 million for the three months ended March 31, 2007. This decrease was partially offset by the following increases: $221,000 related to paid search, $97,000 related to comparison engines, $75,000 related to banners, $70,000 paid to consultants and $64,000 in affiliate expenses.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by 15.2% in the first three months of 2008 compared to the first three months of 2007. Selling and fulfillment expenses were comprised of the following:


                     Three  Months     As a % of     Three  Months     As a % of     Percentage Difference
                     --------------    ---------     -------------     ---------     ---------------------
                         Ended         Net Sales         Ended         Net Sales       increase (decrease)
                     --------------    ---------     -------------     ---------     ---------------------
                     March 31, 2008                  March 31, 2007
                     --------------                  -------------
Operating              $2,944,000        11.7%        $ 2,266,000        10.2%               29.9%
Technology              1,282,000         5.1%          1,167,000         5.3%                9.8%
E-Commerce                843,000         3.3%            966,000         4.4%              (12.7%)
                       ----------        -----        -----------
                       $5,069,000        20.1%        $ 4,399,000        19.9%               15.2%

As a percentage of net sales, our selling and fulfillment expenses increased to 20.1% for the three months ended March 31, 2008 from 19.9% for the three months ended March 31, 2007.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first three months of 2008 by approximately 29.9% compared to the first three months of 2007 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders and processing returns) and price per order as well as an increase in customer service and salary related expenses.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended March 31, 2008, technology expenses increased by approximately 9.8% compared to the three months ended March 31, 2007. This increase resulted from an increase in software support, depreciation and web hosting expenses, and was slightly offset by a decrease in salary related expenses. Consulting expenses incurred in the first quarter 2008 were related to the development of our new Web site and capitalized accordingly. For the three months ended March 31, 2008, approximately $411,000 of expenses was capitalized in connection with the development of our new Web site. As of March 31, 2008, approximately $4,044,000 has been capitalized in connection with the project.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the three months ended March 31, 2008, e-commerce expenses decreased by approximately 12.7% as compared to the three months ended March 31, 2007, primarily due to a decrease in salary related expenses as well as a decrease in expenses associated with photo shoots, supplies and research tools.

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2008 decreased by approximately 9.5% to $3,247,000 as compared to $3,586,000 for the three months ended March 31, 2007. The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation related to equity awards of $775,000 and depreciation of $42,000. These amounts were offset by increased legal fees of $25,000, increased salary related expenses of $92,000 and increased recruiting fees of $36,000.

As a percentage of net sales, general and administrative expenses for the first three months of 2008 decreased to approximately 12.9% from 16.2% for the first three months of 2007.

Loss from operations: Operating loss decreased in the first three months of 2008 to $2,902,000 from $3,222,000 in the first three months of 2007.

Interest income: Other income for the three months ended March 31, 2008 decreased to $36,000 from $195,000 for the three months ended March 31, 2007. These amounts related primarily to interest income earned on our cash balances.

Interest and other expense: Interest expense for the three months ended March 31, 2008 totaled $72,000, compared to $76,000 for the three months ended March 31, 2007. Interest expense includes fees paid in connection with our Credit Facility.

Liquidity And Capital Resources

General

At March 31, 2008, we had approximately $5.5 million in cash and cash equivalents. Working capital at March 31, 2008 and 2007 was $18.6 million and $32.0 million, respectively. Working capital at December 31, 2007 was $21.0 million. In addition, as of March 31, 2008, we had approximately $3.2 million committed under the Credit Facility, leaving approximately $3.3 million of availability.

Standby Financing Commitment

In March 2008, Soros and Maverick agreed to provide up to $3 million of debt financing to us, on a standby basis, available until March 2009, during the next year, provided that the commitment amount will be reduced by the gross proceeds of any equity financing consummated during the year. We can draw down debt in one or more tranches, provided that our cash balances are less than $1 million at the time of any draw down. The draw downs will be evidenced by the Subordinated Notes. The Subordinated Notes have a term expiring on the later of June 26, 2011 and three years from the date of issuance and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible (subject to stockholder approval), at the holder's option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or
(b) Common Stock at a price per share equal to the market price (as defined in the Subordinated Notes) on the date of issuance of the Subordinated Note.

We fund our operations through cash on hand, operating cash flow and the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance with respect to these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, we sometimes make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of March 31, 2008, we had approximately $140,000 of prepaid inventory and approximately $662,000 of prepaid marketing on our balance sheet compared to $378,000 and $773,000 in the first quarter of 2007.

Credit Facility

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to
$12,500,000 at our request, subject to certain conditions. As of March 31, 2008, total availability under the Credit Facility was approximately $6,539,000 of which $3,250,000 was committed, leaving approximately $3,289,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3.0 million and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3.0 million. We also pay a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.50% and a servicing fee of $3,333 per month. We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days such letter of credit, or a portion thereof, remains open. No revolving credit loans may be made under the Credit Facility unless the full amount available pursuant to the Commitment has been advanced to the Company and is outstanding.

Under the terms of the Subordination Agreement, Soros and Maverick have the right to purchase all of our obligations from Wells Fargo at any time if we are then in default under the Credit Facility.

We believe that our current funds, together with operating cash flow, availability under our existing Credit Facility and the Commitment from Soros and Maverick will be sufficient to enable us to meet our planned expenditures through the next 12 months. However, in order to accelerate the growth of our business, we may seek to raise additional equity capital.

Commitments and Long Term Obligations

As of March 31, 2008, we had the following commitments and long term obligations:

                                           Total        Less than           1-3              3-5          More
                                                          1 year           years            years        than 5
                                                                                                          years
Marketing and Advertising              $  1,900,000      1,900,000                              --          --
Purchase Orders                          17,321,000     17,321,000              --              --          --
Operating Leases                          2,105,000        684,000       1,364,000          57,000          --
Employment Contracts                      5,786,000      2,266,000       3,477,000          43,000          --
                                       ------------     ----------       ---------         -------       -----
   Grand total                         $ 27,112,000     22,171,000       4,841,000         100,000          --

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

Item 4T. Controls and Procedures.

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

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following:
our history of losses and anticipated future losses; our ability to raise additional capital to support the growth of our business; the success of our advertising campaign; risks associated with Soros, Maverick and private funds associated with and Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; our ability to raise additional capital; issues related to our transition to a new third party fulfillment facility; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on UPS, DHL and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently and from time to time are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number                                          Description
------------------------------------------------------------------------------------------------------------------
3.1                  Certificate of Amendment to the Company's Certificate of Incorporation, dated April 3, 2008
                     (incorporated by reference to Exhibit  99.1 to  the Current Report on Form 8-K filed by the
                     Company with the Securities and Exchange Commission on April 4, 2008)

10.1                 Amended  and  Restated  Employment Agreement, by and between the Company and Kara B. Jenny, dated March 19, 2008 (incorporated  by  reference  to Exhibit 10.1 to the Current Report on
                     Form 8-K filed by the Company and the Securities and Exchange Commission on March 19, 2008)

10.2                 Amended and Restated Employment Agreement, by and between the Company and  Bradford Matson, dated April 10, 2008 (incorporated  by reference to Exhibit  10.1 to the Current  Report on
                     Form 8-K filed by the Company with the Securities and Exchange Commission on April 11,
                     2008)

                                  BLUEFLY, INC.
                                 MARCH 31, 2008

10.3                 Amended and Restated Warrant No. 1, dated April 8, 2008 and effective as of March 26,
                     2008, issued to Quantum Industrial Partners LDC

10.4                 Amended and Restated Warrant No. 2, dated April 8, 2008 and effective as of March 26,
                     2008, issued to SFM Domestic Investments LLC

10.5                 Amended and Restated Warrant No. 3, dated April 8, 2008 and effective as of March 26,
                     2008, issued to Maverick Fund USA, Ltd.

10.6                 Amended and Restated Warrant No. 4, dated April 8, 2008 and effective as of March 26,
                     2008, issued to Maverick Fund LDC

10.7                 Amended and Restated Warrant No. 5, dated April 8, 2008 and effective as of March 26,
                     2008, issued to Maverick Fund II, Ltd.

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

                                                  BLUEFLY, INC.

                                                  By: /s/ Melissa Payner-Gregor
                                                     --------------------------
                                                  Melissa Payner-Gregor
                                                  Chief Executive Officer

                                                  By: /s/ Kara B. Jenny
                                                     ------------------
                                                  Kara B. Jenny
                                                  Chief Financial Officer

May 7, 2008