Form 10-Q
period 2008-06-30
BLUEFLY INC
filed 2008-08-13
CIK 1030896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 2008

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ______ to ______

                      Commission File Number:    001-14498

                  ---------------------------------------------

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

                  ---------------------------------------------

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

Large accelerated      Accelerated       Non-accelerated      Smaller reporting
    filer [ ]           filer [ ]           filer [ ]            company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 12, 2008, the issuer had outstanding 13,287,437 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS

                                                                               PAGE
                                                                               ----
Part I.  Financial Information

Item 1.  Financial Statements

         Condensed Balance Sheets as of June 30, 2008 (unaudited)
            and December 31, 2007                                                3

         Condensed Statements of Operations for the six months ended
            June 30, 2008 and 2007 (unaudited)                                   4

         Condensed Statements of Operations for the three months ended
            June 30, 2008 and 2007 (unaudited)                                   5

         Condensed Statements of Cash Flows for the six months ended
            June 30, 2008 and 2007 (unaudited)                                   6

         Condensed Notes to Financial Statements (unaudited)                     7

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                           11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk             17

Item 4T. Controls and Procedures                                                17

Part II. Other Information                                                      18

Item 1.  Legal Proceedings                                                      18

Item 4.  Submission of Matters to a Vote of Security Holders                    18

Item 6.  Exhibits                                                               19

Signatures                                                                      20

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                                BLUEFLY, INC.

CONDENSED BALANCE SHEETS (Unaudited)

                                                                                  June 30,      December 31,
                                                                                    2008            2007
                                                                                    ----            ----

                                                   ASSETS
Current assets
  Cash and cash equivalents                                                       $2,591,000      $6,730,000
  Inventories, net                                                                25,255,000      28,492,000
  Accounts receivable, net of allowance for doubtful accounts                      2,492,000       2,102,000
  Prepaid inventory                                                                  106,000         294,000
  Prepaid expenses                                                                   832,000         777,000
  Other current assets                                                               652,000         416,000
                                                                                ------------    ------------
        Total current assets                                                      31,928,000      38,811,000

Property and equipment, net                                                        6,784,000       6,019,000

Other assets                                                                         190,000         189,000
                                                                                ------------    ------------
     Total assets                                                                $38,902,000     $45,019,000
                                                                                ============    ============
Current liabilities
  Accounts payable                                                                $7,615,000      $8,460,000
  Allowance for sales returns                                                      3,342,000       4,204,000
  Accrued expenses and other current liabilities                                   1,352,000       2,052,000
  Deferred revenue                                                                 2,732,000       3,206,000
                                                                                ------------    ------------
     Total current liabilities                                                    15,041,000      17,922,000

Other long-term obligations                                                               --          60,000
                                                                                ------------    ------------
     Total liabilities                                                           $15,041,000     $17,982,000
                                                                                ------------    ------------
Commitments and contingencies

Shareholders' equity
  Series F Preferred stock - $.01 par value; 7,000 shares authorized, 571.43 issued and outstanding as of June 30, 2008 and December 31, 2007
     (liquidation preference: $571,000 plus accrued dividends of $127,000, and
     $105,000 as of June 30, 2008 and December 31, 2007, respectively)                    --              --
  Common stock - $.01 par value; 200,000,000 shares authorized as of
     June 30, 2008 and December 31, 2007, respectively, 13,434,653 and
     13,426,803 shares issued as of June 30, 2008 and December 31, 2007, respectively, 13,278,103 and 13,275,730 shares outstanding as of June 30,
     2008 and December 31, 2007, respectively                                      1,328,000       1,328,000
  Treasury Stock                                                                  (1,452,000)     (1,430,000)
  Additional paid-in capital                                                     160,785,000     158,965,000
  Accumulated deficit                                                           (136,800,000)   (131,826,000)
                                                                                ------------    ------------
     Total shareholders' equity                                                   23,861,000      27,037,000
                                                                                ------------    ------------
     Total liabilities and shareholders' equity                                 $ 38,902,000    $ 45,019,000
                                                                                ============    ============

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Six Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                     2008             2007
                                                                     ----             ----
Net sales                                                         $48,579,000      $43,716,000
Cost of sales                                                      30,545,000       26,879,000
                                                                  -----------      -----------
  Gross profit                                                     18,034,000       16,837,000

Selling and fulfillment expenses                                    9,592,000        8,945,000
Marketing expenses                                                  6,448,000        6,323,000
General and administrative expenses                                 6,837,000        7,040,000
                                                                  -----------      -----------
    Total operating expenses                                       22,877,000       22,308,000

Operating loss                                                     (4,843,000)      (5,471,000)

Interest income                                                        49,000          364,000
Interest expense                                                     (180,000)        (138,000)
                                                                  -----------      -----------
Net loss                                                          $(4,974,000)     $(5,245,000)

Preferred stock dividends                                             (22,000)         (22,000)

Net loss available to common shareholders                         $(4,996,000)     $(5,267,000)
                                                                  ===========      ===========
Basic and diluted loss per common share                                $(0.38)          $(0.40)
                                                                  ===========      ===========
Weighted average common shares outstanding
(basic and diluted)                                                13,259,059       13,049,986
                                                                  ===========      ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                      Three Months Ended
                                                                            June 30,
                                                                  ----------------------------
                                                                     2008             2007
                                                                     ----             ----
Net sales                                                         $23,334,000      $21,608,000
Cost of sales                                                      14,236,000       13,145,000
                                                                  -----------      -----------
  Gross profit                                                      9,098,000        8,463,000

Selling and fulfillment expenses                                    4,523,000        4,546,000
Marketing expenses                                                  2,926,000        2,712,000
General and administrative expenses                                 3,590,000        3,454,000
                                                                  -----------      -----------
    Total operating expenses                                       11,039,000       10,712,000

Operating loss                                                     (1,941,000)      (2,249,000)

Interest income                                                        13,000          169,000
Interest expense                                                     (108,000)         (62,000)
                                                                  -----------      -----------
Net loss                                                          $(2,036,000)     $(2,142,000)

Preferred stock dividend                                              (11,000)         (11,000)

Net loss available to common shareholders                         $(2,047,000)     $(2,153,000)
                                                                  ===========      ===========
Basic and diluted loss per common share                                $(0.15)          $(0.16)
                                                                  ===========      ===========
Weighted average common shares outstanding
(basic and diluted)                                                13,269,123       13,050,889
                                                                  ===========      ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                       Six Months Ended
                                                                                             June 30,
                                                                                  ----------------------------
                                                                                      2008             2007
                                                                                      ----             ----
Cash flows from operating activities
  Net loss                                                                        $(4,974,000)     $(5,245,000)
  Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                    903,000          836,000
     Stock based compensation                                                       1,647,000        3,227,000
     Provisions for returns                                                          (862,000)      (1,791,000)
     Bad debt expense                                                                 308,000          298,000
     Reserve for inventory obsolescence                                               200,000          402,000
     Changes in operating assets and liabilities:
     (Increase) decrease in
        Inventories                                                                 3,037,000          706,000
        Accounts receivable                                                          (698,000)          71,000
        Prepaid expenses                                                              133,000         (458,000)
        Other current assets                                                         (307,000)        (193,000)
        Other assets                                                                  (35,000)              --
     Increase (decrease) in
        Accounts payable and other long-term liabilities                             (905,000)        (383,000)
        Accrued expenses and other current liabilities                               (678,000)        (411,000)
        Deferred revenue                                                             (474,000)        (298,000)
                                                                                   ----------      -----------
Net cash used in operating activities                                              (2,705,000)      (3,239,000)
                                                                                   ----------      -----------
Cash flows from investing activities

  Purchase of property and equipment                                               (1,585,000)      (2,171,000)
                                                                                   ----------      -----------
  Net cash used in investing activities                                            (1,585,000)      (2,171,000)
                                                                                   ----------      -----------
Cash flows from financing activities

  Warrant issued to related party shareholders                                        173,000               --
  Payments of capital lease obligation                                                     --          (14,000)
  Net proceeds from exercise of stock options                                              --           22,000
  Purchase of Treasury Stock                                                          (22,000)        (160,000)
                                                                                   ----------      -----------
  Net cash used in financing activities                                               151,000         (152,000)
                                                                                   ----------      -----------
Net decrease in cash and cash equivalents                                          (4,139,000)      (5,562,000)
Cash and cash equivalents - beginning of period                                     6,730,000       20,188,000
                                                                                   ----------      -----------
Cash and cash equivalents - end of period                                          $2,591,000      $14,626,000
                                                                                   ==========      ===========
Supplemental disclosure of cash flow information:
Cash paid for interest                                                               $129,000          $61,000
                                                                                   ==========      ===========

    The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

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

During  the  second  quarter  of   2008,  the  Company  revised  its  cash  flow
presentation of a warrant issued in the first quarter of 2008. The amount of $173,000 was initially reported as an operating activity. For the six months ended June 30, 2008, the Condensed Statements of Cash Flows has been revised to reflect this transaction as a financing activity.

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

NOTE 3 - REVERSE STOCK SPLIT

On March 13, 2008, the Company's Board of Directors approved a 1-for-10 reverse stock split of the Company's Common Stock. The record date for the reverse stock split was April 3, 2008, and the reverse stock split was effective as of 11:59 P.M. EST on the same date. Retroactive restatement has been given to all share numbers in this report, and accordingly, all amounts including per share amounts are shown on a post-split basis.

NOTE 4 - NASDAQ COMPLIANCE

From August 2007 to April 2008, the Company was not in compliance with the $1.00 minimum per share requirement for continued listing as set forth in Nasdaq Marketplace Rule 4310(c)(4). Following the implementation of the reverse stock split described in Note 3, the Company's Common Stock closed at a price of $1.00 or more for ten consecutive trading days, and regained compliance with such rule on April 17, 2008. In addition, on April 16, 2008, the Company received a letter from the Nasdaq Listing Qualifications Staff (the "Staff") stating that it had determined that the Company had failed to comply with the shareholder approval rules set forth in Nasdaq Marketplace Rule 4350(i)(1)(A) because certain warrants issued to affiliates of Soros Fund Management LLC ("Soros") and private funds associated with Maverick Capital, Ltd. ("Maverick"), each of whom has representation on the Company's Board of Directors, in connection with their debt financing commitment had originally been issued with an exercise price based on the twenty-day trailing average trading price of the Company's Common Stock, which was lower than the market value of the Company's Common Stock on the day immediately preceding the issuance of the warrants The Staff advised the Company that the issuance of the warrants to Soros and Maverick at a price less than the market value would be treated as equity compensation and would require shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A), unless the exercise price of the warrants was increased to market value. Thereafter, the Company, Soros and Maverick agreed to amend the terms of the warrants to increase the exercise price of the warrants to a price equal to the market value of the Company's Common Stock on the day immediately preceding the issuance of the warrants. As a result, the Staff determined that the Company had regained compliance with such rule by amending the warrants to increase the exercise price. Accordingly, the Company believes that it has now resolved all outstanding issues regarding Nasdaq listing requirements.

NOTE 5 - 2008 COMMITMENT FROM RELATED PARTY

In March 2008, the Company entered into an agreement (the "Commitment") with affiliates of Soros Fund Management LLC ("Soros") and private funds associated with Maverick Capital, Ltd. ("Maverick") pursuant to which they agreed to provide up to $3 million of debt financing to the Company, on a standby basis, available until March 2009, provided that the commitment

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

amount would be reduced by the gross proceeds of any equity financing consummated during the year. The Company drew down the entire $3 million of debt in July 2008. The draw down is evidenced by subordinated convertible notes (the "Subordinated Notes") that have a term expiring three years from the date of issuance and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible, at the holder's option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or
(b) Common Stock at a price per share equal to $3.65, which represented the 20 -day trailing average stock price on the date of issuance of the Subordinated Note.

As a result of the issuance of the Notes, the conversion price of the Company's Series F Convertible Preferred Stock, automatically decreased from $8.20 to
$3.65. In accordance with FASB Emerging Issue Task Force Issue No. 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments," this reduction in the conversion price of the Company's Series F Preferred Stock will result in the Company recording a beneficial conversion feature in the approximate amount of approximately $700,000 as part of its third quarter financial results. This non-cash charge, which is analogous to a dividend, will result in an adjustment to the Company's computation of Loss Per Share.

In connection with the Commitment, the Company issued warrants to Soros and Maverick to purchase an aggregate of 52,497 shares of Common Stock at an exercise price equal to the trailing 20-day average stock price, or $4.40. On April 8, 2008, the warrants were amended to increase the exercise price from $4.40 per share to $5.10 per share. The exercise price of $5.10 per share equals the closing price of the Company's Common Stock on the day immediately preceding the issuance of the warrants. There was no accounting impact as a result of the modification.

The Company used the Black-Scholes option pricing method (assumption: volatility 79.6%, risk free rate 2.96%, one and a five year expected life and zero dividend yield) to calculate the value of the 52,497 warrants issued in connection with the Commitment. Using those assumptions, a value of approximately $173,000 was assigned to the warrants. This amount was credited to additional paid in capital and is being accounted for as interest expense over the life of the commitment which is one year.

NOTE 6 - FINANCING AGREEMENT

In March 2008, the Company amended its credit facility (the credit facility as amended is hereafter referred to as the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo") to (i) extend the term until July 26, 2011 from July 26, 2008; (ii) change the rate at which interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3.0 million and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3.0 million; (iii) increase the monthly commitment fee on the unused portion of the Credit Facility to 0.50% from 0.35%; (iv) include a servicing fee of $3,333 per month; (v) increase the early termination fee to 1% of the revolving credit ceiling, from 0.50% through maturity; and (vi) amend the standby and documentary letter of credit fees to 3.25% and 2.75%, respectively, on average excess availability less than $3.0 million, and 3.00% and 2.50%, respectively, on average excess availability greater than $3.0 million.

In addition, the amendment provides that no revolving credit loans shall be made unless the full amount available pursuant to the Commitment has been advanced to the Company and is outstanding. In connection with this amendment, the Company paid Wells Fargo a $35,000 amendment fee. Under the terms of a Subordination and Intercreditor Agreement, dated as of March 26, 2008 (the "Subordination Agreement"), Soros and Maverick have the right to purchase all of the Company's obligations from Wells Fargo at any time if the Company is in default under the Credit Facility.

Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of the amount of the Company's inventory and a certain percentage of the Company's accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of June 30, 2008, total availability under the Credit Facility was approximately $6,327,000, of which $3,800,000 was committed, leaving approximately $2,527,000 available for further borrowings.

For the three months and six months ended June 30, 2008, the Company incurred approximately $81,000 and $129,000 of fees, respectively, under the Credit Facility.

NOTE 7 - LOSS PER SHARE

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

The Company has determined Loss Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share." Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Due to the loss from continuing operations, (i) options and warrants to purchase shares of Common Stock, (ii) Preferred Stock convertible into shares of Common Stock, (iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share:

Security                        June 30, 2008        Exercise Prices     June 30, 2007        Exercise Prices
--------                        -------------        ---------------     -------------        ---------------
Options                               368,353         $4.10 - $27.30           354,191        $8.00 - $143.80
Restricted Stock Awards/DSUs          856,536 (2)                 --         1,080,068 (2)                 --
Warrants                              113,574         $5.10 - $39.60           121,425         $7.80 - $39.60
Preferred Stock                        69,634 (1)                 --            69,634 (1)                 --

(1) At June 30, 2008 and 2007, there were 571 shares of Series F Convertible Preferred Stock outstanding that are convertible into approximately 69,634 shares of Common Stock (excluding dividends).

(2) Includes Restricted Stock Awards and DSUs.

NOTE 8 - STOCK BASED COMPENSATION

The Company accounts for stock based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statement of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Total share-based compensation expense recorded in the Statement of Operations for the three months ended June 30, 2008 and 2007 was $848,000 and $1,506,000, and for the six months ended June 30, 2008 and 2007 was $1,647,000 and $3,227,000, respectively.

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

The following table summarizes the Company's stock option activity:

                                                        Number of shares        Weighted Average Exercise
                                                                                         Price
Balance at January 1, 2008                                       342,879                           $10.51
  Options granted                                                 35,000                            $4.58
  Options canceled                                                (9,526)                          $10.28
  Options exercised                                                   --
Balance at June 30, 2008                                         368,353                            $9.95

Vested at December 31, 2007                                      287,112                           $10.37
Vested at June 30, 2008                                          305,969                           $10.46

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

During the second quarter of 2008, 15,387 options vested. The total fair value of the options that vested during the quarter ended June 30, 2008 was approximately $161,000. There were no stock options granted during the second quarter of 2008. At June 30, 2008, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was approximately 4 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the first half of 2008. During the second quarter of 2008, no options were exercised and no cash was used to settle equity instruments granted under the Plans.

As of June 30, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $225,000. Total compensation cost is expected to be recognized over one year on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards
The following table is a summary of activity related to restricted stock swards and deferred stock unit awards for employees at June 30, 2008:

                                                                       Restricted         Deferred Stock
                                                                      Stock Awards          Unit Awards
Balance at January 1, 2008                                                  39,653               714,750
Shares/Units Granted                                                         8,625               250,000
Shares/Units Forfeited                                                        (750)             (117,214)
Shares/Units Restriction Lapses                                            (38,528)                   --
Balance at June 30, 2008                                                     9,000               847,536

Weighted Average Grant Date Fair Value Per share                             $3.39                 $3.78
Aggregate Grant Date Fair Value                                            $30,510            $3,203,686

Vesting Service Period of Shares Granted                                 12 months          12-36 months
Number of shares/units vested at June 30, 2008                                  --               243,753
Number of shares/units unvested at June 30, 2008                             9,000               603,783

For the quarter ended June 30, 2008 the Company recognized an expense of approximately $689,000 in connection with these awards.

As of June 30, 2008 the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $2,597,000 million. Total compensation cost is expected to be recognized over a one year period.

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

In February 2008, the FASB issued FASB Staff Position 157-2 ("FSP 175-2"), which delayed the implementation of FAS 157 until January 1, 2009, for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, the Company did not adopt FAS 157 for non-financial assets and liabilities. We are currently assessing the impact of FAS 157 on our non-financial assets and liabilities.

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

The Company did not have any other significant financial assets or liabilities not currently valued at fair value.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities," ("SFAS No. 161"). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not affect our financial condition and results of operations, but may require additional disclosures if we enter into derivative and hedging activities.

In April 2008, the FASB issued EITF 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock", ("EITF 07-05"). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on the Company's financial position and operating results.

In  May  2008, the  FASB  issued Staff  Position  No. APB  14-1  "Accounting for
Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. FSP APB 14-1 requires that the value assigned to the debt component would be the estimated fair value of a similar nonconvertible debt. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. FSP APB 14-1 will become effective beginning in our first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable. The Company is evaluating the effects of adopting FSP APB 14-1.

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

Our net sales increased by approximately 8.0% to $23,334,000 for the three months ended June 30, 2008 from $21,608,000 for the three months ended June 30, 2007. Our gross margin remained relatively unchanged at 39.0% for the three months ended June 30, 2008 from 39.2% for the three months ended June 30, 2007. Our gross profit increased by 7.5% to $9,098,000 for the three months ended June 30, 2008 from $8,463,000 for the three months ended June 30, 2007. Our operating loss decreased to $1,941,000 for the three months ended June 30, 2008 from $2,249,000 for the three months ended June 30, 2007. This decrease was primarily a result of an increase in net sales compared to the prior year as well as decreases in selling and fulfillment expenses and was partially offset by an increase in total marketing and general and administrative expenses. Marketing expenses (excluding staff related costs) increased to $2,664,000 for the second quarter of 2008 from $2,506,000 for the second quarter 2007, primarily as a result of growth of online marketing programs. Sales attributable to online marketing programs in the period increased by 6.6%. Expenditures for offline programs decreased 3.4% for the period and spending for online programs increased 8.2%. The company believes that online marketing programs are more efficient and intends to shift more of its spend toward online marketing programs from offine programs.

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

Our reserve for returns and credit card chargebacks decreased to 40.0% of gross sales for the second quarter of 2008 compared to 42.1% for the second quarter of 2007. The decrease was primarily caused by a decrease in our return rate which was, in turn, caused in part, by a shift in our merchandise mix.

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

At June 30, 2008, we had an accumulated deficit of $136,800,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of non-cash dividends to holders of Preferred Stock. In order to expand our business, we intend to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Therefore, we may continue to incur substantial operating losses. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance.

Results Of Operations

For The Six Months Ended June 30, 2008 Compared To The Six Months Ended June 30, 2007.

The following table sets forth our statement of operations data for the six months ended June 30. All data is in thousands except as indicated below:

                                                           2008                      2007                     2006
                                                           ----                      ----                     ----
                                                              As a % of                 As a % of                As a % of
                                                              Net Sales                 Net Sales                Net Sales
Net sales                                          $48,579       100.0%      $43,716       100.0%     $33,669       100.0%
Cost of sales                                       30,545        62.9%       26,879        61.5%      19,784        58.8%
                                                   -------                   -------                  -------
     Gross profit                                   18,034        37.1%       16,837        38.5%      13,885        41.2%

Selling and fulfillment expenses                     9,592        19.7%        8,945        20.4%       7,281        21.6%
Marketing expenses                                   6,448        13.3%        6,323        14.5%       5,760        17.1%
General and administrative expenses                  6,837        14.1%        7,040        16.1%       5,650        16.8%
                                                   -------                   -------                  -------
     Total operating expenses                       22,877        47.1%       22,308        51.0%      18,691        55.5%

Operating loss                                      (4,843)     (10.0)%      (5,471)      (12.5)%     (4,806)      (14.3)%
Interest (expense) and income                         (131)      (0.2)%          226         0.5%       (359)       (1.1)%
                                                   -------                   -------                  -------

     Net loss                                       (4,974)     (10.2)%      (5,245)      (12.0)%     (5,165)      (15.4)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the six months ended June 30:

                                                                                  2008          2007         2006
                                                                                  ----          ----         ----
Average Order Size (including shipping & handling)                             $279.04       $276.49      $246.13
New Customers Added during the Period*                                         102,529        94,487       76,487

* Based on unique email addresses

In addition to the financial statement items and metrics listed above, we also report gross sales, which is a non-GAAP financial measure. We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt. We believe that the presentation of gross sales

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

is useful to investors because (a) it provides an alternative measure of the total demand for the products sold by the Company and (b) it provides a basis upon with which to measure the percentage of total demand that is reserved for both returns and bad debt. Management uses the gross sales measure for these same reasons.

Net sales: Gross sales for the six months ended June 30, 2008 increased by approximately 10.0% to $81,079,000 from $73,694,000 for the six months ended June 30, 2007. For the six months ended June 30, 2008, we recorded a provision for returns and credit card chargebacks and other discounts of $32,500,000, or approximately 40.1% of gross sales. For the six months ended June 30, 2007, the provision for returns and credit card chargebacks and other discounts was $29,978,000, or approximately 41.0% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a slight decrease in the return rate. The decrease was primarily caused by a shift in our merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the six months ended June 30, 2008 were $48,579,000. This represents an increase of approximately 11% compared to the six months ended June 30, 2007, in which net sales totaled $43,716,000. The growth in net sales resulted primarily from an increase in the number of new customers acquired (over 8% higher compared to the first six months of 2007). For the six months ended June 30, 2008, revenue from shipping and handling (which is included in net sales) increased approximately 16.8% to $2,794,000 from $2,391,000 for the six months ended June 30, 2007. Shipping and handling revenue increased at a greater percentage than revenue as a whole as a result of an increased number of customers selecting express and international shipping.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the six months ended June 30, 2008 totaled $30,545,000, resulting in gross margin of approximately 37.1%. Cost of sales for the six months ended June 30, 2007 totaled $26,879,000, resulting in gross margin of 38.5%. The gross margin was negatively effected, during the first quarter, by a decrease in the overall product margin, as we were more promotional during the first two months of the quarter compared to 2007, in order to liquidate some older inventory. Gross profit increased by approximately 7.1%, to $18,034,000 for the six months ended June 30, 2008 compared to $16,837,000 for the six months ended June 30, 2007. The growth in gross profit was primarily the result of growth in sales and was offset slightly by lower product margin percent.

Marketing expenses: Marketing expenses increased by 2% to $6,448,000 for the six months ended June 30, 2008 from $6,323,000 for the six months ended June 30, 2007.

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses decreased to 13.3% for the six months ended June 30, 2008 from 14.5% for the six months ended June 30, 2007. Total expenses related to the national print and television advertising campaign for the six months ended June 30, 2008 totaled $2.3 million compared to $2.8 million for the six months ended June 30, 2007. In addition, expenses associated with direct mail campaigns and billboards decreased by $61,000 and $73,000, respectively. These decreases were offset by planned increases to online marketing programs with high return on investment, which resulted in the following increases: $375,000 related to paid search, $182,000 related to comparison engines, $132,000 related to banner ads and other online advertisements, $57,000 paid to consultants and $71,000 in affiliate expenses.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by 7.2% in the first six months of 2008 compared to the first six months of 2007. Selling and fulfillment expenses were comprised of the following:

                    Six Months Ended     As a % of     Six Months Ended     As a % of     Percentage Difference
                     June 30, 2008       Net Sales       June 30, 2007      Net Sales      increase (decrease)
                    ----------------     ---------     ----------------     ---------     ---------------------
Operating                 $5,401,000         11.1%            4,732,000         10.8%             14.1%
Technology                 2,494,000          5.1%            2,399,000          5.5%              4.0%
E-Commerce                 1,697,000          3.5%            1,814,000          4.2%             (6.4%)
                          ----------         -----           ----------         -----
                          $9,592,000         19.7%           $8,945,000         20.5%              7.2%

As a percentage of net sales, our selling and fulfillment expenses decreased to 19.7% for the six months ended June 30, 2008 from 20.5% for the six months ended June 30, 2007.

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased in the first six months of 2008 by approximately 14.1% compared to the first six months of 2007 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders and processing returns) and price per order as well as an increase in customer service and salary related expenses.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the six months ended June 30, 2008, technology expenses increased by approximately 4.0% compared to the six months ended June 30, 2007. This increase resulted from an increase in software support, depreciation and web hosting expenses, and was slightly offset by a decrease in salary related expenses. Consulting expenses incurred in the second quarter 2008 were related to the development of our new Web site and capitalized accordingly. For the six months ended June 30, 2008, approximately $1,141,000 of expenses was capitalized in connection with the development of our new Web site. As of June 30, 2008, approximately $4,774,000 has been capitalized in connection with the project.

E-Commerce expenses include expenses related to our photo studio, image processing, and Web site design. For the six months ended June 30, 2008, e-commerce expenses decreased by approximately 6.4% as compared to the six months ended June 30, 2007, primarily due to a decrease in expenses associated with photo shoots, supplies and research tools, and partially offset by an increase in salary related expenses.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the six months ended June 30, 2008 decreased by approximately 2.9% to $6,837,000 as compared to $7,040,000 for the six months ended June 30, 2007. The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation related to equity awards of $1,363,000 . These amounts were offset by increased salary related expenses of $899,000, which includes $280,000 of severance payable to our former Chief Financial Officer, as well as increased consulting and professional fees of $163,000.

As a percentage of net sales, general and administrative expenses for the first half of 2008 decreased to approximately 14.1% from 16.1% for the first half of 2007.

Loss from operations: Operating loss decreased in the first six months of 2008 to $4,843,000 from $5,471,000 in the first six months of 2007.

Interest income: Other income for the six months ended June 30, 2008 decreased to $49,000 from $364,000 for the six months ended June 30, 2007. These amounts related primarily to interest income earned on our cash balances.

Interest expense: Interest expense for the six months ended June 30, 2008 totaled $180,000, compared to $138,000 for the six months ended June 30, 2007. Interest expense consists of fees paid in connection with our Credit Facility as well as amortization of warrants issued to a related party.

For The Three Months Ended June 30, 2008 Compared To The Three Months Ended June 30, 2007.

The following table sets forth our statement of operations data for the three months ended June 30. All data is in thousands except as indicated below:

                                                           2008                      2007                     2006
                                                           ----                      ----                     ----
                                                              As a % of                 As a % of                As a % of
                                                              Net Sales                 Net Sales                Net Sales
Net sales                                          $23,334       100.0%     $21,608        100.0%    $16,793        100.0%
Cost of sales                                       14,236        61.0%      13,145         60.8%      9,747         58.0%
                                                   -------                  -------                  -------
     Gross profit                                    9,098        39.0%       8,463         39.2%      7,046         42.0%

Selling and fulfillment expenses                     4,523        19.4%       4,546         21.0%      3,848         22.9%
Marketing expenses                                   2,926        12.5%       2,712         12.6%      1,729         10.3%
General and administrative expenses                  3,590        15.4%       3,454         16.0%      3,223         19.2%
                                                   -------                  -------                  -------

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

        Total operating expenses             11,039       47.3%        10,712        49.6%        8,800        52.4%

   Operating loss                            (1,941)      (8.3)%       (2,249)      (10.4)%      (1,754)      (10.4)%
   Interest (expense) and other income          (95)      (0.4)%          107         0.5%         (147)       (0.9)%
                                             ------                    ------                    ------
        Net loss                             (2,036)      (8.7)%       (2,142)       (9.9)%      (1,901)      (11.3)%

The following table sets forth our actual results based on the other key operational metrics discussed above for the three months ended June 30, as indicated below:

                                                                 2008           2007            2006
                                                                 ----           ----            ----
Average Order Size (including shipping & handling)               $285.14        $284.01         $248.32
New Customers Added during the Period*                            45,674         45,102          37,779

* Based on unique email addresses

Net sales: Gross sales for the three months ended June 30, 2008 increased by approximately 4.2% to $38,892,000 from $37,327,000 for the three months ended June 30, 2007. For the three months ended June 30, 2008, we recorded a provision for returns and credit card chargebacks and other discounts of $15,558,000, or approximately 40% of gross sales. For the three months ended June 30, 2007, the provision for returns and credit card chargebacks and other discounts was $15,719,000, or approximately 42.1% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a decrease in the return rate. The decrease was primarily caused by a shift in our merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the three months ended June 30, 2008 were $23,334,000. This represents an increase of approximately 8.0% compared to the three months ended June 30, 2007, in which net sales totaled $21,608,000. The growth in net sales resulted primarily from an increase in the number of new customers acquired (over 1% higher compared to the first three months of 2007) as well as a decrease in the return rate. For the three months ended June 30, 2008, revenue from shipping and handling (which is included in net sales) increased approximately 12.9% to $1,344,000 from $1,190,000 for the three months ended June 30, 2007. Shipping and handling revenue increased at a greater percentage than revenue as a whole as a result of an increased number of customers selecting express and international shipping.

Cost of sales: Cost of sales for the three months ended June 30, 2008 totaled $14,236,000, resulting in gross margin of approximately 39.0%. Cost of sales for the three months ended June 30, 2007 totaled $13,145,000, resulting in gross margin of 39.2%. Gross profit increased by approximately 7.5%, to $9,098,000 for the three months ended June 30, 2008 compared to $8,463,000 for the three months ended June 30, 2007.

Marketing expenses: Marketing expenses increased by 7.9% to $2,926,000 for the three months ended June 30, 2008 from $2,712,000 for the three months ended June 30, 2007.

As a percentage of net sales, our marketing expenses remained relatively unchanged at 12.5% for the three months ended June 30, 2008 compared to 12.6% for the three months ended June 30, 2007. Total expenses related to the national print and television advertising campaign for the three months ended June 30, 2008 were $935,000 compared to $929,000 for the three months ended June 30, 2007. In addition, expenses related to online marketing programs increased as the Company believes that these are efficient. Paid search, comparison engines and banner ads increased by $154,000, $85,000 and $57,000, respectively. These increases were partially offset by the following decreases, $44,000 of direct mail campaigns, $36,000 related to billboard advertising and $14,000 paid to consultants.

Selling and fulfillment expenses: Selling and fulfillment expenses decreased by 0.5% in the first three months of 2008 compared to the first three months of 2007. Selling and fulfillment expenses were comprised of the following:

                                  BLUEFLY, INC.
                                  JUNE 30, 2008


                        Three Months                           Three Months
                           Ended             As a % of            Ended           As a % of       Percentage Difference
                       June 30, 2008         Net Sales        June 30, 2007       Net Sales        increase (decrease)
                       -------------         ---------        -------------       ---------       ---------------------
Operating                 $2,457,000            10.5%           2,467,000            11.4%             (0.4%)
Technology                 1,212,000             5.2%           1,231,000             5.7%             (1.5%)
E-Commerce                   854,000             3.7%             848,000             3.9%              0.7%
                          ----------            -----         -----------            -----
                          $4,523,000            19.4%         $ 4,546,000            21.0%             (0.5%)

As a percentage of net sales, our selling and fulfillment expenses decreased to 19.4% for the three months ended June 30, 2008 from 21% for the three months ended June 30, 2007.

Operating expenses remained relatively unchanged for the three months ended June 30, 2008 compared to June 30, 2007. Increased variable costs associated with the increased sales volume (e.g., picking and packing orders and processing returns) and price per order was offset by a decrease in customer service and salary related expenses.

For the three months ended June 30, 2008, technology expenses decreased by approximately 1.5% compared to the three months ended June 30, 2007. This decrease resulted from a decrease in consulting and salary related expense offset by an increase in software support, depreciation and web hosting expenses. Consulting expenses incurred in the second quarter of 2008 were related to the development of our new Web site and capitalized accordingly. For the three months ended June 30, 2008, approximately $730,000 of expenses was capitalized in connection with the development of our new Web site.

For the three months ended June 30, 2008, e-commerce expenses remained relatively unchanged as compared to the three months ended June 30, 2007, primarily due to an increase in salary related expenses offset by a decrease in expenses associated with consulting, photo shoots, supplies and research tools.

General and administrative expenses: General and administrative expenses for the three months ended June 30, 2008 increased by approximately 3.9% to $3,590,000 as compared to $3,454,000 for the three months ended June 30, 2007. The increase in general and administrative expenses was primarily the result of an increase in salaries and related expenses of $605,000 which includes $280,000 of severance payable to our former Chief Financial Officer. In addition, consulting and professional fees increased by $109,000. These amounts were offset by a decrease in equity based compensation of $588,000.

As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2008 decreased to approximately 15% from 16.0% for the three months ended June 30, 2007.

Loss from operations: Operating loss decreased in the first three months of 2008 to $1,941,000 from $2,249,000 in the first three months of 2007.

Interest income: Other income for the three months ended June 30, 2008 decreased to $13,000 from $169,000 for the three months ended June 30, 2007. These amounts related primarily to interest income earned on our cash balances.

Interest expense: Interest expense for the three months ended June 30, 2008 totaled $108,000, compared to $62,000 for the three months ended June 30, 2007. Interest expense consists of fees paid in connection with our Credit Facility as well as amortization of warrants issued to a related party.

Liquidity And Capital Resources

General

At June 30, 2008, we had approximately $2.6 million in cash and cash equivalents. Working capital at June 30, 2008 and 2007 was $16.9 million and $30.6 million, respectively. Working capital at December 31, 2007 was $21.0 million. In addition, as of June 30, 2008, we had approximately $3.8 million committed under the Credit Facility, leaving approximately $2.5 million of availability and $3.0 million available under the Commitment.

We fund our operations through cash on hand, operating cash flow and the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance with respect to these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to request Wells Fargo to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, we sometimes make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of June 30, 2008, we had approximately $106,000 of prepaid inventory and approximately $610,000 of prepaid marketing on our balance sheet compared to $569,000 and $696,000 in the second quarter of 2007.

Standby Financing Commitment

In March 2008, Soros and Maverick agreed to provide up to $3 million of debt financing to us, on a standby basis, available until March 2009, provided that the commitment amount would be reduced by the gross proceeds of any equity financing consummated during the year. Subsequent to quarter end, the Company drew down on the full amount of the Commitment. The draw down is evidenced by the Subordinated Notes. The Subordinated Notes have a term expiring three years from the date of issuance and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible, at the holder's option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) Common Stock at a price per share equal to $3.65, which represents the 20-day trailing average stock price on the date of issuance of the Subordinated Note.

Credit Facility

Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of June 30, 2008, total availability under the Credit Facility was approximately $6,327,000 of which $3,800,000 was committed, leaving approximately $2,527,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3.0 million and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3.0 million. We also pay a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.50% and a servicing fee of $3,333 per month. We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days of such letter of credit, or a portion thereof, remains open. No revolving credit loans may be made under the Credit Facility unless the full amount available pursuant to the Commitment has been advanced to the Company and is outstanding.

Under the terms of the Subordination Agreement, Soros and Maverick have the right to purchase all of our obligations from Wells Fargo at any time if we are then in default under the Credit Facility.

We believe that our current funds, together with operating cash flow, and availability under our existing Credit Facility will be sufficient to enable us to meet our planned expenditures through the next 12 months. However, in order to accelerate the growth of our business, we intend to seek to raise additional equity capital. However there can be no assurance that we will be able to identify a source for such financing, or that such financing will be on terms acceptable to the Company.

Commitments and Long Term Obligations

As of June 30, 2008, we had the following commitments and long term obligations:

                              Total           Less than          1-3          3-5           More
                                               1 year           years         years         than 5
                                                                                            years
Marketing and Advertising     $2,986,000       2,986,000            --           --             --
Purchase Orders               17,494,000      17,446,000        48,000           --             --

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

Operating Leases                1,962,000        712,000        1,250,000           --            --
Employment Contracts            5,054,000      1,605,000        3,406,000       43,000            --
                              -----------     ----------        ---------       ------         -----
  Grand total                 $27,496,000     22,749,000        4,704,000       43,000            --

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

Item 4 T.  Controls and Procedures.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following:
our history of losses and anticipated future losses; our ability to raise additional capital to support the growth of our business; the risk associated with the Company's transition to a new technology platform; the success of our advertising campaign; risks associated with Soros, Maverick and private funds associated with and Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; our ability to raise additional capital; issues related to our transition to a new third party fulfillment facility; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on UPS, DHL and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

Part II - OTHER INFORMATION

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

Item 1. Legal Proceedings

We currently and from time to time are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which in the opinion of management is likely to have a material adverse effect on us.

Item 4. Submission of Matters to a Vote of Security Holders

On May 29, 2008, we held our annual meeting of stockholders. At the meeting, our stockholders voted for ten directors, electing David Wassong, Melissa Payner -Gregor, Barry Erdos, Riad Abrahams, Ann Jackson, Christopher G. McCann, Martin Miller, Neal Moszkowski, Anthony Plesner and Lawrence Zigerelli as members of our board of directors. In addition, our stockholders voted in favor of a proposals to approve the conversion features of certain promissory notes (the "Note Conversion Provisions"). The results of the voting were as follows:

        Proposal                               Votes For               Votes Withheld
        --------                               ---------               --------------
Election of David Wassong                      12,306,521                 293,914

Election of Melissa Payner-Gregor              12,303,976                 296,459

Election of Barry Erdos                        12,308,683                 291,752

Election of Riad Abrahams                      12,308,223                 292,212

Election of Christopher G. McCann              12,308,918                 291,517

Election of Ann Jackson                        10,903,116               1,697,319

Election of Martin Miller                      12,308,804                 291,631

Election of Neal Moszkowski                     12308,226                 292,209

Election of Anthony Plesner                    12,306,477                 293,958

Election of Lawrence Zigerelli*                12,308,769                 291,666

                                                                                                Abstentions and
                                               Votes For               Votes Against            Broker Non-Votes
                                               ---------               -------------            ----------------

Approval of conversion provisions
of certain convertible promissory notes        11,353,473               179,657                   1,067,305

*subsequent to quarter end Mr. Zigerelli resigned from the Board

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number                                             Description
----------------------------------------------------------------------
10.1                   Fifth Amendment, dated as of June 30, 2008, to Loan and Security Agreement, dated as of
                       July 25, 2006, by and between Bluefly, Inc. and Wells Fargo Retail Finance, LLC

31.1                   Certification Pursuant to Rule 13a-14(a)/15d-14(a)

31.2                   Certification Pursuant to Rule 13a-14(a)/15d-14(a)

                                  BLUEFLY, INC.
                                  JUNE 30, 2008

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

                                                   BLUEFLY, INC.

                                                   By: /s/ Melissa Payner-Gregor
                                                       -------------------------
                                                   Melissa Payner-Gregor
                                                   Chief Executive Officer

                                                   By: /s/ Kara B. Jenny
                                                       -----------------
                                                   Kara B. Jenny
                                                   Chief Financial Officer

August 12, 2008