Form 10-Q
period 2008-09-30
BLUEFLY INC
filed 2008-11-12
CIK 1030896

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2008

[   ]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                EXCHANGE ACT OF 1934
                For the transition period from ______ to ______

                        Commission File Number: 001-14498

                  --------------------------------------------

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

                  --------------------------------------------

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

As of November 10, 2008, the issuer had outstanding 13,472,625 shares of Common Stock, $.01 par value.

                                  BLUEFLY, INC.
                                TABLE OF CONTENTS
                               SEPTEMBER 30, 2008

                                                                                              PAGE
                                                                                              ----
PART I -         FINANCIAL INFORMATION

Item 1.          Financial Statements:

                 Condensed Balance Sheets as of September 30, 2008 (unaudited)
                          and December 31, 2007                                                 3

                 Condensed Statements of Operations for the nine months ended
                          September 30, 2008 and 2007 (unaudited)                               4

                 Condensed Statements of Operations for the three months ended
                          September 30, 2008 and 2007 (unaudited)                               5

                 Condensed Statements of Cash Flows for the nine months ended
                          September 30, 2008 and 2007 (unaudited)                               6

                 Condensed Notes to Financial Statements (unaudited)                          7 - 11

Item 2.          Management's Discussion and Analysis of Financial Condition
                          and Results of Operations                                          11 - 19

Item 3.          Quantitative and Qualitative Disclosures About Market Risk                     19

Item 4T.         Controls and Procedures                                                        20

PART II -        OTHER INFORMATION                                                              21

Item 6.          Exhibits                                                                       21

Signatures                                                                                      22

Part I - FINANCIAL INFORMATION
Item 1. - Financial Statements

                                  BLUEFLY, INC.

CONDENSED BALANCE SHEETS (Unaudited)

                                                                                        September 30,           December 31,
                                                                                            2008                   2007
                                                                                     -------------------   ----------------------
Assets
   Current Assets:
      Cash and cash equivalents                                                      $        1,920,000    $           6,730,000
      Accounts receivable - net of allowance for doubtful accounts                            3,157,000                2,102,000
      Inventories, net                                                                       28,341,000               28,492,000
      Prepaid inventory                                                                         982,000                  294,000
      Prepaid expenses                                                                        1,572,000                  777,000
      Other current assets                                                                      584,000                  416,000
                                                                                     -------------------   ----------------------
         Total current assets                                                                36,556,000               38,811,000

   Property and equipment, net                                                                6,831,000                6,019,000

   Other assets                                                                                 187,000                  189,000
                                                                                     -------------------   ----------------------
Total assets                                                                         $       43,574,000    $          45,019,000
                                                                                     ===================   ======================

Liabilities and Stockholders' Equity
   Current liabilities:
      Accounts payable                                                               $       10,459,000    $           8,460,000
      Allowance for sales returns                                                             4,416,000                4,204,000
      Accrued expenses and other current liabilities                                          2,559,000                2,052,000
      Deferred revenue                                                                        3,628,000                3,206,000
                                                                                     -------------------   ----------------------
         Total current liabilities                                                           21,062,000               17,922,000

   Notes payable to related party shareholders                                                3,050,000                       --
   Other long-term obligations                                                                       --                   60,000
                                                                                     -------------------   ----------------------
         Total liabilities                                                                   24,112,000               17,982,000
                                                                                     -------------------   ----------------------

   Commitments and contingencies

   Stockholders' equity:
      Series F Preferred  stock - $.01 par value;  7,000  shares  authorized  as of
         September  30, 2008 and  December  31, 2007;  571.43  shares  issued as of
         September  30,  2008 and  December  31,  2007;  262.06 and  571.43  shares outstanding  as of September 30, 2008 and December 31, 2007,  respectively
         (liquidation  preference:  $262,000 plus accrued  dividends of $65,000 and
         $571,000  plus accrued  dividends of $105,000 as of September 30, 2008 and
         December 31, 2007, respectively)                                                            --                       --
      Common  stock  -  $.01  par  value;   200,000,000  shares  authorized  as  of
         September  30, 2008 and  December  31,  2007;  13,545,534  and  13,426,803
         shares   issued  as  of   September   30,  2008  and  December  31,  2007,
         respectively,   13,388,979  and  13,275,730   shares   outstanding  as  of
         September 30, 2008 and December 31, 2007, respectively                               1,339,000                1,328,000
      Treasury stock                                                                         (1,452,000)              (1,430,000)
      Additional paid-in capital                                                            162,081,000              158,965,000
      Accumulated deficit                                                                  (142,506,000)            (131,826,000)
                                                                                     -------------------   ----------------------
         Total stockholders' equity                                                          19,462,000               27,037,000
                                                                                     -------------------   ----------------------
Total liabilities and stockholders' equity                                           $       43,574,000    $          45,019,000
                                                                                     ===================   ======================

                        The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                    September 30,
                                                                                      ----------------------------------------
                                                                                            2008                   2007
                                                                                      -----------------     ------------------
Net sales                                                                             $     68,381,000      $      61,795,000
Cost of sales                                                                               43,040,000             39,230,000
                                                                                      -----------------     ------------------
   Gross profit                                                                             25,341,000             22,565,000

Selling and fulfillment expenses                                                            14,525,000             13,528,000
Marketing expenses                                                                          10,620,000              9,130,000
General and administrative expenses                                                          9,858,000             10,450,000
                                                                                      -----------------     ------------------
   Total operating expenses                                                                 35,003,000             33,108,000

Operating loss                                                                              (9,662,000)           (10,543,000)

Interest income                                                                                 57,000                463,000
Interest expense                                                                              (362,000)              (193,000)
                                                                                      -----------------     ------------------

Net loss                                                                              $     (9,967,000)     $     (10,273,000)

Preferred stock dividends                                                                      (34,000)               (33,000)
Deemed dividend related to beneficial conversion feature on
   Series F Preferred Stock                                                                   (712,000)                    --
                                                                                      -----------------     ------------------

Net loss available to common shareholders                                             $    (10,713,000)     $     (10,306,000)
                                                                                      =================     ==================

Basic and diluted net loss per common share                                           $          (0.81)     $           (0.79)
                                                                                      =================     ==================

Weighted average common shares outstanding
(basic and diluted)                                                                         13,275,955             13,049,986
                                                                                      =================     ==================

                        The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                 Three Months Ended
                                                                                                    September 30,
                                                                                      ----------------------------------------
                                                                                            2008                   2007
                                                                                      -----------------     ------------------
Net sales                                                                             $     19,802,000      $      18,079,000
Cost of sales                                                                               12,495,000             12,351,000
                                                                                      -----------------     ------------------
   Gross profit                                                                              7,307,000              5,728,000

Selling and fulfillment expenses                                                             4,933,000              4,583,000
Marketing expenses                                                                           4,172,000              2,807,000
General and administrative expenses                                                          3,021,000              3,410,000
                                                                                      -----------------     ------------------
   Total operating expenses                                                                 12,126,000             10,800,000

Operating loss                                                                              (4,819,000)            (5,072,000)

Interest income                                                                                  8,000                 99,000
Interest expense                                                                              (182,000)               (55,000)
                                                                                      -----------------     ------------------

Net loss                                                                              $     (4,993,000)     $      (5,028,000)

Preferred stock dividends                                                                      (12,000)               (11,000)
Deemed dividend related to beneficial conversion feature on
   Series F Preferred Stock                                                                   (712,000)                    --
                                                                                      -----------------     ------------------

Net loss available to common shareholders                                             $     (5,717,000)     $      (5,039,000)
                                                                                      =================     ==================

Basic and diluted net loss per common share                                           $          (0.43)     $           (0.39)
                                                                                      =================     ==================
Weighted average common shares outstanding
(basic and diluted)                                                                         13,309,383             13,050,460
                                                                                      =================     ==================

                        The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                ---------------------------------------
                                                                                     2008                      2007
                                                                                -----------------     -----------------
Cash flows from operating activities:
   Net loss                                                                     $     (9,967,000)     $    (10,273,000)
   Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation and amortization                                                     1,622,000             1,292,000
     Stock based compensation                                                          2,241,000             4,735,000
     Provisions for returns                                                              211,000              (406,000)
     Bad debt expense                                                                    398,000               493,000
     Reserve for inventory obsolescence                                                  300,000             1,252,000
     Change in operating assets and liabilities:
       (Increase) decrease in:
          Accounts receivable                                                         (1,453,000)             (537,000)
          Inventories                                                                   (149,000)           (7,408,000)
          Prepaid inventory                                                             (688,000)              194,000
          Prepaid expenses                                                              (795,000)           (3,438,000)
          Other current assets                                                          (288,000)              (81,000)
          Other assets                                                                   138,000                    --
       Increase in:
          Accounts payable and other long-term liabilities                             1,989,000             3,465,000
          Accrued expenses and other current liabilities                                 530,000               256,000
          Deferred revenue                                                               422,000               644,000
                                                                                -----------------     -----------------
Net cash used in operating activities                                                 (5,489,000)           (9,812,000)
                                                                                -----------------     -----------------
Cash flows from investing activities:
   Purchases of property and equipment                                                (2,299,000)           (3,055,000)
                                                                                -----------------     -----------------
Net cash used in investing activities                                                 (2,299,000)           (3,055,000)
                                                                                -----------------     -----------------
Cash flows from financing activities:
   Proceeds from notes issued to related party shareholders                            3,000,000                    --
   Payments of capital lease obligation                                                       --               (14,000)
   Net proceeds from exercise of stock options                                                --                25,000
   Purchase of treasury stock                                                            (22,000)             (160,000)
                                                                                -----------------     -----------------
Net cash provided by (used in) financing activities                                    2,978,000              (149,000)
                                                                                -----------------     -----------------

Net decrease in cash and cash equivalents                                             (4,810,000)          (13,016,000)
Cash and cash equivalents - beginning of period                                        6,730,000            20,188,000
                                                                                -----------------     -----------------
Cash and cash equivalents - end of period                                       $      1,920,000      $      7,172,000
                                                                                =================     =================
Supplemental disclosure of cash flow information:
   Cash paid for interest                                                       $        193,000      $         86,000
                                                                                =================     =================
   Deemed dividend related to beneficial conversion feature on
         Series F Preferred Stock                                               $        712,000      $             --
                                                                                =================     =================
   Warrants issued to related party shareholders                                $        173,000      $             --
                                                                                =================     =================

                        The accompanying notes are an integral part of these condensed financial statements.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying condensed financial statements include the accounts of Bluefly, Inc. (the "Company"). The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair statement have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2007.

The Company has sustained net losses and negative cash flows from operations since the launch of Bluefly.com. The Company's ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find other sources to fund operations. The Company believes that it has sufficient liquidty despite the disruption of the capital markets and the continued decline in economic conditions. The Company believes that its existing cash balance, combined with working capital, and its availability under its existing Credit Facility (as hereinafter defined), will be sufficient to enable it to meet its planned expenditures under a streamlined business plan through at least the next 12 months. The streamlined business plan calls for, among other cost measures, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases. The Company may seek to raise additional equity capital should opportunities arise.

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

NOTE 4 - NASDAQ COMPLIANCE

From August 2007 to April 2008, the Company was not in compliance with the $1.00 minimum per share requirement for continued listing as set forth in Nasdaq Marketplace Rule 4310(c)(4). Following the implementation of the reverse stock split described in Note 3, the Company's Common Stock closed at a price of $1.00 or more for ten consecutive trading days, and regained compliance with such rule on April 17, 2008. In addition, on April 16, 2008, the Company received a letter from the Nasdaq Listing Qualifications Staff (the "Staff") stating that it had determined that the Company had failed to comply with the shareholder approval rules set forth in Nasdaq Marketplace Rule 4350(i)(1)(A) because certain warrants issued to affiliates of Soros Fund Management LLC ("Soros") and private funds associated with Maverick Capital, Ltd. ("Maverick") (each of whom has representation on the Company's Board of Directors) in connection with their debt financing commitment had originally been issued with an exercise price based on the twenty-day trailing average trading price of the Company's Common Stock, which was lower than the market value of the Company's Common Stock on the day immediately preceding the issuance of the warrants. The Staff advised the Company that the issuance of the warrants to Soros and Maverick at a price less than the market value would be treated as equity compensation and would require shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A), unless the exercise price of the warrants was increased to market value. Thereafter, the Company, Soros and Maverick agreed to amend the terms of the warrants to increase the exercise price of the warrants to a price equal to the market value of the Company's Common Stock on the day immediately preceding the issuance of the warrants. As a result, the Staff determined that the Company had regained compliance with such rule by amending the warrants to increase the exercise price.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

NOTE 5 - 2008 COMMITMENT FROM RELATED PARTY

In March 2008, the Company entered into an agreement (the "Commitment") with affiliates of Soros Fund Management LLC ("Soros") and private funds associated with Maverick Capital, Ltd. ("Maverick") pursuant to which they agreed to provide up to $3,000,000 of debt financing to the Company, on a standby basis, available until March 2009, provided that the commitment amount would be reduced by the gross proceeds of any equity financing consummated during the year. The Company drew down the entire $3,000,000 of debt in July 2008. The draw down is evidenced by subordinated convertible notes (the "Subordinated Notes") that have a term expiring three years from the date of issuance and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible, at the holder's option into
(a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) Common Stock at a price per share equal to $3.65, which represented the 20-day trailing average stock price on the date of issuance of the Subordinated Notes.

As a result of the issuance of the Subordinated Notes, the conversion price of the Company's Series F Convertible Preferred Stock, automatically decreased from $8.20 to $3.65. In accordance with FASB Emerging Issue Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5, 'Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios', to Certain Convertible Instruments," this reduction in the conversion price of the Company's Series F Preferred Stock resulted in a beneficial conversion feature of approximately $712,000 as part of its third quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in a reduction in net loss available to common shareholders and, consequently an adjustment to the Company's computation of Loss Per Share.

In connection with the Commitment, the Company issued warrants to Soros and Maverick to purchase an aggregate of 52,497 shares of Common Stock at an exercise price equal to the trailing 20-day average stock price, or $4.40. As described in Note 4, on April 8, 2008, the warrants were amended to increase the exercise price from $4.40 per share to $5.10 per share. The exercise price of $5.10 per share equals the closing price of the Company's Common Stock on the day immediately preceding the issuance of the warrants. There was no accounting impact as a result of the modification.

The  Company  used  the  Black-Scholes   option  pricing  method   (assumptions:
volatility 79.6%, risk free rate 2.96%, a five year expected life and zero dividend yield) to calculate the value of the 52,497 warrants issued in connection with the Commitment. Using those assumptions, a value of approximately $173,000 was assigned to the warrants. This amount was credited to additional paid in capital and is being accounted for as interest expense over the life of the Commitment which is one year.

NOTE 6 - FINANCING AGREEMENT

In March 2008, the Company amended its credit facility (the credit facility as amended is hereafter referred to as the "Credit Facility") with Wells Fargo Retail Finance, LLC ("Wells Fargo") to (i) extend the term until July 26, 2011 from July 26, 2008; (ii) change the rate at which interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3,000,000 and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3.0 million; (iii) increase the monthly commitment fee on the unused portion of the Credit Facility to 0.50% from 0.35%; (iv) include a servicing fee of $3,333 per month; (v) increase the early termination fee to 1% of the revolving credit ceiling, from 0.50% through maturity; and (vi) amend the standby and documentary letter of credit fees to 3.25% and 2.75%, respectively, on average excess availability less than $3,000,000, and 3.00% and 2.50%, respectively, on average excess availability greater than $3,000,000.

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

Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of the Company's assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of the amount of the Company's inventory and a certain percentage of the Company's accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company's request, subject to certain conditions. As of September 30, 2008, total availability under the Credit Facility was approximately $7,500,000, of which $3,675,000 was committed, leaving approximately $3,825,000 available for further borrowings.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

For the nine months and three months ended September 30, 2008, the Company incurred approximately $193,000 and $64,000 of fees, respectively, under the Credit Facility.

NOTE 7 - LOSS PER SHARE

The Company has determined Loss Per Share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." Basic loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Due to the Company's net loss, (i) options and warrants to purchase shares of Common Stock, (ii) Preferred Stock convertible into shares of Common Stock,
(iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share as the effects would be anti-dilutive and accordingly, basic and diluted weighted average shares outstanding are equal for the periods presented:

                                           As of                                              As of
Security                             September 30, 2008          Exercise Prices        September 30, 2007        Exercise Prices
--------                             ------------------          ---------------        ------------------        ---------------
Options                                         358,851           $2.34 - $27.30                   350,126         $8.00 - $27.30
Restricted Stock Awards/DSUs                    852,977(2)                    --                 1,080,444(2)                  --
Warrants                                        113,574           $5.10 - $39.60                   121,425         $7.80 - $39.60
Preferred Stock                                  71,681(1),(3)                --                    69,634(1)                  --
Subordinated Notes                              821,918(4)                    --                        --                     --

(1) At September 30, 2008 and 2007, there were 262 and 571 shares of Series F Convertible Preferred Stock outstanding, respectively, that are convertible into approximately 71,681 and 69,634 shares of Common Stock (excluding dividends).

(2)  Includes Restricted Stock Awards and DSUs.

(3) During the quarter ended September 30, 2008, approximately 309 shares of Series F Convertible Preferred Stock were converted, in accordance with the terms thereof, into approximately 112,000 shares (on a post-split basis, see Note 3) of Common Stock at the conversion price of $3.65 per share.

(4) At September 30, 2008, there were $3,000,000 of Subordinated Notes outstanding that are convertible into Common Stock at the conversion price of $3.65 per share.

NOTE 8 - STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised
2004), "Share-Based Payment" ("SFAS No. 123(R)"), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Condensed Statements of Operations over the remaining service period after the adoption date based on the award's original estimate of fair value. Total share-based compensation expense recorded in the Condensed Statements of Operations for the nine months ended September 30, 2008 and 2007 was $2,241,000 and $4,735,000, and for the three months ended September 30, 2008 and 2007 was $594,000 and $1,508,000, respectively.

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

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

The following table summarizes the Company's stock option activity:

                                                                            Number of       Weighted Average
                                                                             Shares              Price
                                                                         ---------------    ----------------
Balance at December 31, 2007                                                    342,879     $         10.51
   Options granted                                                               37,000                4.46
   Options cancelled                                                            (21,028)              10.44
   Options exercised                                                                 --                  --
                                                                         ---------------    ----------------
Balance at September 30, 2008                                                   358,851     $          9.89
                                                                         ===============    ================
Vested at December 31, 2007                                                     287,112     $         10.37
                                                                         ===============    ================
Vested at September 30, 2008                                                    312,501     $         10.38
                                                                         ===============    ================

During the third quarter of 2008, 19,842 options vested. The total fair value of the options that vested during the third quarter of 2008 was approximately $205,960. There were 2,000 stock options granted during the third quarter of 2008. At September 30, 2008, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was approximately 5 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the nine months ended September 30, 2008. During the third quarter of 2008, no options were exercised and no cash was used to settle equity instruments granted under the Company's equity incentive plans.

As of September 30, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $130,000. Total compensation cost is expected to be recognized over one year on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards
The following table is a summary of activity related to restricted stock swards and deferred stock unit awards for employees at September 30, 2008:

                                                                                Restricted             Deferred Stock
                                                                               Stock Awards             Unit Awards
Balance at December 31, 2007                                                             39,653                  714,750
   Shares/Units granted                                                                   8,625                  250,000
   Shares/Units forfeited                                                                (1,875)                (118,523)
   Shares/Units restriction lapses                                                      (39,653)                      --
                                                                            --------------------    ---------------------
Balance at September 30, 2008                                                             6,750                  846,227
                                                                            ====================    =====================
Weighted average grant date fair value per share                            $              3.71     $               8.17
                                                                            ====================    =====================
Aggregate grant date fair value                                             $            25,043     $          6,913,675
                                                                            ====================    =====================

Weighted average vesting service period of shares granted                             12 Months             12-36 Months

Number of shares/units vested at September 30, 2008                                          --                  269,224
                                                                            ====================    =====================
Number of shares/units unvested at September 30, 2008                                     6,750                  577,003
                                                                            ====================    =====================

For  the  third  quarter  of  2008,   the  Company   recognized  an  expense  of
approximately $518,000 in connection with these awards.

As of September 30, 2008, the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $2,088,000. Total compensation cost is expected to be recognized over a one year period on a weighted average basis.

                                 BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

NOTE 9 - FAIR VALUE

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurement, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The adoption of FAS 157 did not have an impact on the Company's financial position or results of operations.

In February 2008, the FASB issued FASB Staff Position 157-2 ("FSP 157-2"), which delayed the implementation of FAS 157 until January 1, 2009, for non-financial assets and liabilities that are not required to be measured at fair value on a recurring basis. Pursuant to FSP 157-2, the Company did not adopt FAS 157 for non-financial assets and liabilities and is currently assessing the impact of FAS 157 on its non-financial assets and liabilities.

NOTE 10 - RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, ("SFAS 161"). SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 will not affect the Company's financial condition and results of operations, but may require additional disclosures if the Company enter into derivative and hedging activities.

In April 2008, the FASB issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock, ("EITF 07-05"). EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted. Management is evaluating what effect EITF 07-05 will have on the Company's financial position and operating results relating to its convertible debt.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. The equity component is determined by deducting the fair value of the liability component. FSP APB 14-1 will become effective beginning in our first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable. Management is evaluating what effect FSP APB 14-1 will have on the Company's financial position and operating results relating to its convertible debt.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value. We launched our Web site in September 1998.

Our net sales increased by approximately 10% to $19,802,000 for the three months ended September 30, 2008 from

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

$18,079,000 for the three months ended September 30, 2007. Our gross margin increased to 36.9% for the three months ended September 30, 2008 from 31.7% for the three months ended September 30, 2007. Our gross profit increased by 27.6% to $7,307,000 for the three months ended September 30, 2008 from $5,728,000 for the three months ended September 30, 2007. Our operating loss decreased to $4,819,000 for the three months ended September 30, 2008 from $5,072,000 for the three months ended September 30, 2007. This decrease was primarily a result of an increase in net sales and gross profit compared to the prior year as well as a decrease in general and administrative expenses and was more than offset by an increase in total marketing and selling and fulfillment expenses. Marketing expenses (excluding staff related costs) increased to $4,172,000 for the third quarter of 2008 from $2,807,000 for the third quarter 2007, primarily as a result of our growth of marketing programs as well as the timing of our integration of Project Runway Season 5. In 2008, Project Runway Season 5 aired in the third quarter while last year Project Runway Season 4 aired in the fourth quarter with the finale being aired in the first quarter of 2008. Expenditures for online programs increased 15% for the period and spending for offline programs increased 119% (largely due to timing). The mix of marketing spend for the quarter and the year will continue to shift toward online as the Company believes that online marketing programs are more efficient.

Our reserve for returns and credit card chargebacks remain relatively unchanged at approximately 39.4% of gross sales for the third quarter of 2008 compared to 39.8% for the third quarter of 2007. The decrease was primarily caused by a slight decrease in our return rate which was, in turn, caused in part, by a shift in our merchandise mix.

A portion of our inventory includes merchandise that we either purchased with the intention of holding for the appropriate season or were unable to sell through in its entirety in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs. While we have historically increased the amount of inventory purchased on a pack and hold basis, we have made increased selective purchases of inventory in order to take advantage of opportunities in the current economic environment.

We have developed a new version of our Web site, which was placed into service in August 2008. We have capitalized a total of $5,282,000 in connection with the development of the new Web site, resulting in increased capitalized expenses and increased depreciation during the nine and three months ended September 30, 2008.

At September 30, 2008, we had an accumulated deficit of $142,506,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of non-cash dividends to holders of Preferred Stock. In order to expand our business, we would need to invest in sales, marketing, merchandising, operations, information systems, site development and additional personnel to support these activities. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance and we may continue to incur substantial operating losses.

Results Of Operations

For The Nine Months Ended September 30, 2008 Compared To The Nine Months Ended September 30, 2007.

The following table sets forth our statement of operations data for the nine months ended September 30. All data is in thousands except as indicated below:

                                                    2008                         2007                        2006
                                            ----------------------      ----------------------       -----------------------
                                                         As a % of                   As a % of                     As a % of
                                                         Net Sales                   Net Sales                     Net Sales
Net sales                                   $ 68,381        100.0%      $ 61,795        100.0%       $ 49,991         100.0%
Cost of sales                                 43,040         62.9         39,230         63.5          29,995          60.0
                                            --------     ---------      --------     ---------       --------      ---------
    Gross profit                              25,341         37.1         22,565         36.5          19,996          40.0

Selling and fulfillment expenses              14,525         21.2         13,528         21.9          11,152          22.3
--------------------------------

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

Marketing expenses                            10,620         15.5           9,130         14.7           9,256          18.5
General and administrative                     9,858         14.4          10,450         16.9           8,019          16.1
                                            --------     ---------      ----------     ---------       --------      ---------
    Total operating expenses                  35,003         51.2          33,108         53.5          28,427          56.9

Operating loss                                (9,662)       (14.1)        (10,543)       (17.0)         (8,431)        (16.9)

Interest income (expense) and
    other income                                (305)       (0.5)             270          0.4            (219)         (0.4)
                                            --------     ---------      ----------     ---------      ---------      ---------
Net loss                                    $ (9,967)      (14.6)%      $ (10,273)       (16.6)%      $ (8,650)        (17.3)%
                                            ========     =========      ==========     =========      =========      =========

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30:

                                                                 2008             2007            2006
Average Order Size (including shipping & handling)             $ 282.73         $ 277.60        $ 250.65
New Customers Added during the Period*                          141,584          131,895         112,457

*Based on unique email addresses

In addition to the condensed financial statement items and metrics listed above, we also report gross sales, which is a non- GAAP financial measure. We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt. We believe that the presentation of gross sales is useful to investors because (a) it provides an alternative measure of the total demand for the products sold by the Company and (b) it provides a basis upon with which to measure the percentage of total demand that is reserved for both returns and bad debt. Management uses the gross sales measure for these same reasons.

Net sales: Gross sales for the nine months ended September 30, 2008 increased by approximately 10% to $113,728,000 from $103,703,000 for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, we recorded a provision for returns and credit card chargebacks and other discounts of $45,347,000 or approximately 39.9% of gross sales. For the nine months ended September 30, 2007, the provision for returns and credit card chargebacks and other discounts was $41,908,000, or approximately 40.4% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a slight decrease in the return rate, which was primarily caused by a shift in our merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the nine months ended September 30, 2008 was $68,381,000. This represents an increase of approximately 11% compared to the nine months ended September 30, 2007, in which net sales totaled $61,795,000. The growth in net sales resulted primarily from a 7.3% increase in the number of new customers acquired as well as a 1.8% increase in average order size. For the nine months ended September 30, 2008, revenue from shipping and handling (which is included in net sales) increased approximately 18% to $3,898,000 from $3,315,000 for the nine months ended September 30, 2007. Shipping and handling revenue increased at a greater percentage than revenue as a whole as a result of an increased number of customer orders shipped express compared to the prior year.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the nine months ended September 30, 2008 totaled $43,040,000 resulting in a gross margin of approximately 37.1%. Cost of sales for the nine months ended September 30, 2007 totaled $39,230,000, resulting in a gross margin of 36.5%. The increase in gross margin was attributable to increased merchandise and product margins and a decrease in inventory reserves (as the prior period included approximately $550,000 of additional inventory reserves relating to our transition to a new fulfillment center). Gross profit increased by approximately 12.3%, to $25,341,000 for the nine months ended September 30, 2008 compared to $22,565,000 for the nine months ended September 30, 2007. The growth in gross profit was primarily the result of growth in sales and was offset slightly by higher product margins.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

Selling and fulfillment expenses: Selling and fulfillment expenses increased by 7.4% for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Selling and fulfillment expenses were comprised of the following:

                                                          Nine Months Ended September 30,
                                                --------------------------------------------------
(All data in thousands)                                  2008                         2007           Percentage
                                                ---------------------        ---------------------   Difference
                                                            As a % of                    As a % of    Increase
                                                            Net Sales                    Net Sales   (Decrease)
Operating                                       $  7,506        11.0%        $  7,219        11.7%         4.0%
Technology                                         4,263         6.2            3,543         5.7         20.3
E-Commerce                                         2,756         4.0            2,766         4.5         (0.4)
                                                --------    ---------        --------    ---------   ----------
   Total selling and fulfillment expenses       $ 14,525        21.2%        $ 13,528        21.9%         7.4%
                                                ========    =========        ========    =========   ==========

As a percentage of net sales, our selling and fulfillment expenses decreased to 21.2% for the nine months ended September 30, 2008 from 21.9% for the nine months ended September 30, 2007.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased for the nine months ended September 30, 2008 by approximately 4.0% compared to the nine months ended September 30, 2007 as a result of variable costs associated with the increased sales volume (e.g., picking and packing orders and processing returns) and price per order as well as an increase in customer service and salary related expenses. These increases were partially offset by approximately $632,000 of incremental expenses incurred in 2007 relating to our transition of the fulfillment center.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the nine months ended September 30, 2008, technology expenses increased by approximately 20.3% compared to the nine months ended September 30, 2007. This increase resulted from an increase in software support, depreciation and web hosting expenses and salary related expenses. Consulting expenses incurred in the third quarter 2008 were related to the development of our new Web site and capitalized accordingly. For the nine months ended September 30, 2008, approximately $1,650,000 of expenses was capitalized in connection with the development of our new Web site. Depreciation expenses relating to the new Web site were approximately $293,000, and are included in technology expenses.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the nine months ended September 30, 2008, e-commerce expenses remained relatively unchanged as compared to the nine months ended September 30, 2007, as increases in expenses associated with photo shoots were offset by a decrease in salary related expenses.

Marketing expenses: Marketing expenses increased by 16.3% to $10,620,000 for the nine months ended September 30, 2008 from $9,130,000 for the nine months ended September 30, 2007.

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses increased to 15.5% for the nine months ended September 30, 2008 from 14.7% for the nine months ended September 30, 2007. Total expenses related to the national print and television advertising campaign for the nine months ended September 30, 2008 totaled $4,400,000 compared to $3,500,000 for the nine months ended September 30, 2007. This increase was related to a shift in the timing of the airing of Project Runway Season 5 from the fourth quarter of 2007 to the third quarter of 2008. In addition, expenses related to direct mail campaigns and billboards decreased by $205,000 and $104,000, respectively. These decreases were offset by expenses related to online marketing, which resulted in the following increases: $255,000 related to paid search, $266,000 related to comparison engines, $365,000 related to other online advertisements, $103,000 paid for consulting and public relations and $92,000 in affiliate expenses.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

and administrative expenses for the nine months ended September 30, 2008 decreased by approximately 5.7% to $9,858,000 as compared to $10,450,000 for the nine months ended September 30, 2007. The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation related to equity awards of $2,214,000. These amounts were offset by an increase in salary related expenses of $965,000, which includes $280,000 of severance payable to our former Chief Financial Officer, as well as an increase in consulting and professional fees of $185,000.

As a percentage of net sales, general and administrative expenses for the nine months ended September 30, 2008 decreased to approximately 14.4% from 16.9% for the nine months ended September 30 2007.

Loss  from  operations:  Operating  loss  decreased  in the  nine  months  ended
September 30, 2008 to $9,662,000 from $10,543,000 in the nine months ended September 30, 2007.

Interest income: Other income for the nine months ended September 30, 2008 decreased to $57,000 from $463,000 for the nine months ended September 30, 2007. These amounts related primarily to interest income earned on our cash balances.

Interest expense: Interest expense for the nine months ended September 30, 2008 totaled $362,000, compared to $193,000 for the nine months ended September 30, 2007. Interest expense consists of fees paid in connection with our Credit Facility, interest expense relating to the Subordinated Notes issued and amortization of warrants issued to certain related parties.

For The Three Months Ended September 30, 2008 Compared To The Three Months September 30, 2007.

The following table sets forth our statement of operations data for the three months ended September 30. All data is in thousands except as indicated below:

                                                    2008                         2007                        2006
                                            ----------------------      ----------------------       -----------------------
                                                         As a % of                   As a % of                     As a % of
                                                         Net Sales                   Net Sales                     Net Sales
Net sales                                   $ 19,802        100.0%      $ 18,079        100.0%       $ 16,322         100.0%
Cost of sales                                 12,495         63.1         12,351         68.3          10,211          62.6
                                            --------     ---------      --------     ---------       --------      ---------
   Gross profit                                7,307         36.9          5,728         31.7           6,111          37.4

Selling and fulfillment expenses               4,933         24.9          4,583         25.3           3,871          23.7
Marketing expenses                             4,172         21.1          2,807         15.5           3,496          21.4
General and administrative expenses            3,021         15.2          3,410         18.9           2,369          14.5
                                            --------     ---------      --------     ---------       --------      ---------
   Total operating expenses                   12,126         61.2         10,800         59.7           9,736          59.6

Operating loss                                (4,819)       (24.3)        (5,072)       (28.0)         (3,625)        (22.2)

Interest and other income                       (174)        (0.9)            44          0.2             140           0.9
                                            --------     ---------      --------     ---------       --------      ---------
Net loss                                    $ (4,993)       (25.2)%     $ (5,028)       (27.8)%      $ (3,485)        (21.3)%
                                            ========     =========      ========     =========       ========      =========

The following table sets forth our actual results based on the other key operational metrics discussed above for the three months ended September 30, as indicated below:

                                                                 2008             2007            2006
Average Order Size (including shipping & handling)             $292.03          $280.22         $260.58
New Customers Added during the Period*                          39,055           37,408          35,970

*Based on unique email addresses

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

Net sales: Gross sales for the three months ended September 30, 2008 increased by approximately 9% to $32,649,000 from $30,009,000 for the three months ended September 30, 2007. For the three months ended September 30, 2008, we recorded a provision for returns and credit card chargebacks and other discounts of $12,847,000, or approximately 39.4% of gross sales. For the three months ended September 30, 2007, the provision for returns and credit card chargebacks and other discounts was $11,930,000, or approximately 39.8% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a slight decrease in the return rate, which was primarily caused by a shift in our merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the three months ended September 30, 2008 was $19,802,000. This represents an increase of approximately 10% compared to the three months ended September 30, 2007, in which net sales totaled $18,079,000. The growth in net sales resulted primarily from a 4.4% increase in the number of new customers acquired as well as a 4.2% increase in average order size and a decrease in the return rate. For the three months ended September 30, 2008, revenue from shipping and handling (which is included in net sales) increased approximately 19.5% to $1,104,000 from $924,000 for the three months ended September 30, 2007. Shipping and handling revenue increased at a greater percentage than revenue as a whole as a result of an increased number of customers selecting express and international shipping.

Cost of sales: Cost of sales for the three months ended September 30, 2008 totaled $12,495,000, resulting in a gross margin of approximately 36.9%. Cost of sales for the three months ended September 30, 2007 totaled $12,351,000, resulting in a gross margin of 31.7%. Gross profit increased by approximately 27.6%, to $7,307,000 for the three months ended September 30, 2008 compared to $5,728,000 for the three months ended September 30, 2007. The increase in gross profit and gross margin is a result of increased merchandise and product margins as well as a decrease in inventory reserves (as the prior period included approximately $550,000 of additional inventory reserves relating to our transition to the fulfillment center).

Selling and fulfillment expenses: Selling and fulfillment expenses increased by 7.6% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007. Selling and fulfillment expenses were comprised of the following:

                                                          Three Months Ended September 30,
                                                --------------------------------------------------
(All data in thousands)                                  2008                         2007           Percentage
                                                ---------------------        ---------------------   Difference
                                                            As a % of                    As a % of    Increase
                                                            Net Sales                    Net Sales   (Decrease)
Operating                                       $ 2,105          10.6%       $ 2,486         13.7%     (15.3)%
Technology                                        1,768           8.9          1,144          6.3       54.5
E-Commerce                                        1,060           5.4            953          5.3       11.2
                                                --------    ---------        --------    ---------   ----------
   Total selling and fulfillment expenses       $ 4,933          24.9%       $ 4,583         25.3%       7.6 %
                                                ========    =========        ========    =========   ==========

As a percentage of net sales, our selling and fulfillment expenses decreased to 24.9% for the three months ended September 30, 2008 from 25.3% for the three months ended September 30, 2007.

Operating expenses decreased $381,000 or 15.3% to $2,105,000 for the three months ended September 30, 2008 compared to $2,486,000 for the three months ended September 30, 2007. This decrease is primarily related to decreased incremental expenses of approximately $462,000 relating to the transition of the fulfillment center that were incurred in the third quarter of 2007, which was partially offset by increases in fulfillment expenses for the third quarter of 2008 as a result of both increased volume and increased fees per order.

For the three months ended September 30, 2008, technology expenses increased by approximately 54.5% compared to the three months ended September 30, 2007. This increase resulted from an increase in consulting, depreciation, web hosting, software

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

support and salary related expenses. Consulting expenses incurred in the third quarter of 2008 were related to the development of our new Web site and capitalized accordingly. For the three months ended September 30, 2008, approximately $509,000 of expenses was capitalized in connection with the development of our new Web site. Our new Web site was placed into service in August 2008, depreciation expenses relating to the new Web site was approximately $293,000, which is included in technology expenses.

For the three months ended September 30, 2008, e-commerce expenses increased 11.2% to $1,060,000 as compared to the three months ended September 30, 2007, primarily due to an increase in salary related expenses and expenses associated with consulting and photo shoots, which was partially offset by decreases in expenses relating to supplies and research tools.

Marketing expenses: Marketing expenses increased by 48.6% to $4,172,000 for the three months ended September 30, 2008 from $2,807,000 for the three months ended September 30, 2007.

As a percentage of net sales, our marketing expenses increased to 21.1% for the three months ended September 30, 2008 compared to 15.5% for the three months ended September 30, 2007. Total expenses related to the national print and television advertising campaign for the three months ended September 30, 2008 were $2,100,000 compared to $693,000 for the three months ended September 30, 2007. This increase was related to a shift in the timing of the airing of Project Runway Season 5 from the fourth quarter of 2007 to the third quarter of 2008. In addition, expenses related to online marketing increased as we believe that these programs are the most efficient way to grow our business. Online integration, online marketing consultants and comparison engines increased by $305,000, $46,000 and $84,000, respectively. These increases were partially offset by the following decreases: $143,000 of direct mail campaigns, $31,000 related to billboard advertising and $119,000 for paid search.

General and administrative expenses: General and administrative expenses for the three months ended September 30, 2008 decreased by approximately 11.4% to $3,021,000 as compared to $3,410,000 for the three months ended September 30, 2007. The decrease in general and administrative expenses was primarily the result of a decrease in equity-based compensation expense of approximately $850,000, which was partially offset by an increase in salaries and related expenses of $347,000. In addition, there were increases in consulting and professional fees, recruiting and rent by $22,000, $23,000 and $53,000, respectively.

As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2008 decreased to approximately 15.2% from 18.9% for the three months ended September 30, 2007.

Loss from operations: Operating loss decreased in the third quarter of 2008 to $4,819,000 from $5,072,000 in the third quarter of 2007.

Interest income: Other income for the three months ended September 30, 2008 decreased to $8,000 from $99,000 for the three months ended September 30, 2007. These amounts related primarily to interest income earned on our cash balances.

Interest expense: Interest expense for the three months ended September 30, 2008 totaled $182,000, compared to $55,000 for the three months ended September 30, 2007. Interest expense consists of fees paid in connection with our Credit Facility, interest expense relating to the Subordinated Notes issued and amortization of warrants issued to certain related parties.

Liquidity And Capital Resources

General

At September 30, 2008, we had approximately $1,920,000 in cash and cash equivalents. Working capital at September 30, 2008 and 2007 was $15,494,000 and $7,200,000, respectively. Working capital at December 31, 2007 was $20,889,000. In addition, as of September 30, 2008, we had approximately $3,675,000 committed under the Credit Facility, leaving approximately $3,825,000 available for further borrowings.

We fund our operations through cash on hand, operating cash flow and the proceeds of any equity or debt financing. Operating cash flow is affected by revenue and gross margin levels, as well as return rates, and any deterioration in our performance with respect to these financial measures would have a negative impact on our liquidity. Total availability under the Credit Facility is based primarily upon our inventory levels. In addition, both availability under the Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

require us to provide credit support under the Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we sometimes make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of September 30, 2008, we had approximately $982,000 of prepaid inventory and approximately $1,152,000 of prepaid marketing on our Condensed Balance Sheet compared to $422,000 and $3,395,000 in the third quarter of 2007.

Standby Financing Commitment

In March 2008, Soros and Maverick agreed to provide up to $3,000,000 of debt financing to us, on a standby basis, available until March 2009, provided that the commitment amount would be reduced by the gross proceeds of any equity financing consummated during the year. In July 2008, the Company drew down on the full amount of the Commitment. The draw down is evidenced by the Subordinated Notes. The Subordinated Notes have a term expiring three years from the date of issuance and bear interest at the rate of 8% per annum, compounded annually. Interest is payable upon maturity or conversion. The Subordinated Notes are convertible, at the holder's option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) Common Stock at a price per share equal to $3.65, which represents the 20-day trailing average stock price on the date of issuance of the Subordinated Notes.

Credit Facility

Pursuant to the Credit Facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on all of our assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of September 30, 2008, total availability under the Credit Facility was approximately $7,500,000 of which $3,675,000 was committed, leaving approximately $3,825,000 available for further borrowings.

Interest accrues monthly on the average daily amount outstanding under the Credit Facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25% on average excess availability less than $3,000,000 and prime rate plus 0.50% or LIBOR plus 3% on average excess availability greater than $3,000,000. We also pay a monthly commitment fee on the unused portion of the facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.50% and a servicing fee of $3,333 per month. We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days of such letter of credit, or a portion thereof, remains open. No revolving credit loans may be made under the Credit Facility unless the full amount available pursuant to the Commitment has been advanced to the Company and is outstanding.

Under the terms of the Subordination Agreement, Soros and Maverick have the right to purchase all of our obligations from Wells Fargo at any time if we are then in default under the Credit Facility.

We believe that our current funds, together with operating cash flow, and availability under our existing Credit Facility will be sufficient, without any new equity infusion, to enable us to meet our planned expenditures under a streamlined business plan through the next 12 months. The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases. However, in order to optimize the growth of our business, we will need to seek to raise additional equity capital. However there can be no assurance that we will be able to identify a source for such financing, or that such financing will be available on terms acceptable to the Company.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

Commitments and Long Term Obligations

As of September 30, 2008, we had the following commitments and long term obligations:

                                                                        Less Than                                         More Than
                                                          Total           1 Year          1-3 Years      3-5 Years         5 Years
Marketing and Advertising                             $  1,772,000      $ 1,772,000      $        --      $     --        $      --
Purchase Orders                                         11,138,000       11,138,000               --            --               --
Operating Leases                                         1,782,000          684,000        1,098,000            --               --
Employment Contracts                                     4,453,000        1,004,000        3,406,000        43,000               --
                                                      ------------      -----------      -----------      --------        ---------
   Total commitments and long-term obligations        $ 19,145,000      $14,598,000      $ 4,504,000      $ 43,000        $      --
                                                      ============      ===========      ===========      ========        =========

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

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following: our history of losses and anticipated future losses; our ability to raise additional capital to support the growth of our business; risks associated with the economic downturn; risks associated with the integration of the Company's new technology platform; the success of our advertising campaign; risks associated with Soros, Maverick and private funds associated with and Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under the Credit Facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation for sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on UPS, DHL and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners' efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other's intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

                                  BLUEFLY, INC.
               CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
                               SEPTEMBER 30, 2008

Part II - OTHER INFORMATION

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

    Exhibit Number                                      Description
    ---------------------------------------------------------------
     10.1 Note Purchase Agreement, dated as of July 23, 2008, by and among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C. and Maverick Fund II, Ltd. (incorporated by reference to Exhibit 10.1 of Form 8-K filed on July 24, 2008)

     10.2 Convertible Promissory Note, dated as of July 23, 2008, issued by Bluefly, Inc. in favor of Quantum Industrial Partners LDC (incorporated by reference to Exhibit 10.2 of Form 8-K filed on July 24, 2008)

     10.3 Convertible Promissory Note, dated as of July 23, 2008, issued by Bluefly, Inc. in favor of SFM Domestic Investments LLC (incorporated by reference to Exhibit 10.3 of Form 8-K filed on July 24, 2008)

     10.4 Convertible Promissory Note, dated as of July 23, 2008, issued by Bluefly, Inc. in favor of Maverick Fund USA, Ltd. (incorporated by reference to
                             Exhibit 10.4 of Form 8-K filed on July 24, 2008)

     10.5 Convertible Promissory Note, dated as of July 23, 2008, issued by Bluefly, Inc. in favor of Maverick Fund, L.D.C. (incorporated by reference to Exhibit
                             10.5 of Form 8-K filed on July 24, 2008)

     10.6 Convertible Promissory Note, dated as of July 23, 2008, issued by Bluefly, Inc. in favor of Maverick Fund II, Ltd. (incorporated by reference to Exhibit
                             10.6 of Form 8-K filed on July 24, 2008)

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

November 12, 2008