Form 10-K
period 2008-12-31
BLUEFLY INC
filed 2009-03-05
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission File Number 000-24821
BLUEFLY, INC.
(Name of registrant as specified in its charter)

Delaware	13-3612110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

42 West 39th Street, New York, NY (Address of principal executive offices)	10018 (Zip Code)
Registrant’s telephone number: (212) 944-8000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class Common stock, par value $.01 per share	Name of Exchange on Which Registered The Nasdaq Stock Market LLC

Securities registered under Section 12(g) of the Exchange Act:      None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐     No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

Indicate by check mark whether disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer  ☐     Non-accelerated filer ☐     Smaller reporting company  ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

As of February 27, 2009, there were 18,831,950 shares of Common Stock, $.01 par value, of the registrant outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $8.3 million.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

BLUEFLY, INC.

ANNUAL REPORT ON FORM 10-K

PART I.

Special Note Regarding Forward-Looking Statements and Associated Risks

This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements (“Cautionary Statements”). The risks and uncertainties include, but are not limited to those matters addressed herein under “Risk Factors.”  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business

General

Bluefly, Inc. is a leading online retailer of designer brands, fashion trends and superior value.  During 2008, we offered over 50,000 different styles for sale in categories such as men’s, women’s and accessories as well as house and home accessories from over 350 brands at discounts up to 75% off retail value. We launched the Bluefly.com Web site (the “Web site”) in September 1998.  Since its inception, www.bluefly.com has served over one million customers and shipped to over 13 countries.

Our common stock is listed on the Nasdaq Capital Market under the symbol “BFLY” and we are incorporated in the state of Delaware. Our executive offices are located at 42 West 39th Street, New York, New York 10018, and our telephone number is (212) 944-8000. Our Internet address is www.bluefly.com.  We make available, free of charge, through our Web site, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (the “SEC”).

In this report, the terms "we," "us," "Bluefly" and the "Company" refer to Bluefly, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

Business Strategy

Our goal is to offer our customers the best designer brands and latest fashion trends at superior values.  We offer the same types of on-trend and in-season designer merchandise as are sold in luxury department stores at discounted prices. Similarly, we are able to offer an upscale shopping experience not available at off-price stores or outlet malls because of our merchandise selection and the presentation and product search capabilities offered by our site. The frequent addition of new on-trend products to our Web site is also one of the key factors to our marketing strategy, as it gives our shoppers reason to visit the site and encourages them to be loyal and active.

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 350 top designer brands that we offer on our Web site. Because we work with our suppliers both at the beginning and throughout the season, we are able to help them manage inventory and cash flow. We also create an environment that is respectful of the brands we sell. Our buyers all have backgrounds in a full price branded retail environment. Our Web site creates a high-end retail environment that offers only the best designer brands and the most current trends.  In doing so, we support our vendors’ brands, rather than diluting them as traditional off-price channels do.

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

E-Commerce And The Online Apparel Market

The continued growth of e-commerce has been widely reported.  According to projections published by Forrester Research, Inc., U.S. online retail sales are expected to rise 11% to $156 billion this year.  Online sales are expected to make up 6% of overall retail revenue in 2009, compared with 5% in 2008.

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

Prior to 2005, we acquired new customers primarily through online advertising, word-of-mouth, sweepstakes and our affiliate program. In September 2005, faced with low awareness numbers, we began a national advertising campaign that featured both print and television. Over the past three and a half years we have increased awareness by targeting general advertising efforts to a more fashion focused customer. Over the past two years we further refined our marketing strategy by aligning ourselves with entertainment properties, such as BravoTV.com, Project Runway, Bride Wars and Confessions of a Shopaholic.

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

Warehousing And Fulfillment

When we receive an order, the information is transmitted to our third party warehouse and fulfillment center located in Ohio, where the items included in the order are picked, packed and shipped directly to the customer.  Our inventory database is updated on a real-time basis, allowing us to display on our Web site only those styles, sizes and colors of product available for sale.

We focus on customer satisfaction throughout our organization. In December 2008, during our peak weeks of the holiday season, the vast majority of our orders were shipped within one business day from receipt of the customer’s order.

Customer Service

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts.  Our customer service effort starts with our Web site, which is designed to provide an intuitive shopping experience.  An easy-to-use help center is available on the Web site and is designed to answer many of our customers’ most frequently asked questions.  For customers who prefer e-mail, chat or telephone assistance, customer service representatives are available seven days a week to provide assistance.  We utilize customer representatives from a third party call center that has a team dedicated to our business.  We also maintain a supervisor in our New York office, who provide special services and assist in the training and management of the other representatives. To ensure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 90 days of the sale for a full refund.

In November 2008 we were awarded the “International Service Excellence Award” from the International Council of Customer Service Organizations.  This award recognizes customer service excellence in management systems worldwide. We were also awarded the “E-tailing Excellence Award” from the e-tailing group in January 2007 for the second consecutive year. This award recognizes online merchants who excel in customer service.

Technology

We have implemented a broad array of state-of-the-art technologies that facilitate Web site management, complex database search functionality, customer interaction and personalization, transaction processing, fulfillment and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology such that all data is transmitted via a 128-bit encrypted session. The computer and communications equipment on which our Web site is hosted are currently located at a third party co-location facility in New York.

We have developed a new version of our Web site, using certain technology of the Art Technology Group, Inc., which was placed into service in August 2008. We expect that the more robust tools provided by the upgraded Web site will allow us to better create and manage, and measure the performance of, on-site marketing promotions.  In addition, we believe that the new Web site will provide a more efficient platform from which to scale our technology infrastructure should any future growth in our business dictate such a need.

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

We also rely on technologies that we license from third parties.  These licenses may not continue to be available to us on commercially reasonable terms in the future.  As a result, we may be required to obtain substitute technology of lower quality or at greater cost, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Seasonality And Fashion Trends

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.  We recognized 29%, 33% and 35% of our annual revenue during the fourth quarter of 2008, 2007 and 2006, respectively.  In addition, our business fluctuates according to changes in customer preferences dictated in part by fashion trends.    The cyclical nature of our business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we generally build up our inventory levels.  As a result, we are vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases.

Employees

As of February 27, 2009, we had 87 full-time employees and 1 part-time employee, as compared to 102 full-time employees and 3 part-time employees as of February 27, 2008. None of our employees are represented by a labor union, and we consider our relations with our employees to be good.

Item 1A.  Risk Factors

We Have A History Of Losses And Expect That Losses Will Continue In The Future.  As of December 31, 2008, we had an accumulated deficit of $143,878,000.  We incurred net losses of $11,340,000, $15,829,000 and $12,193,000 for the years ended December 31, 2008, 2007 and 2006, respectively.  During the year ended December 31, 2008, net cash used in operating activities was $3.2 million.  We have incurred negative cash flows and net losses since inception.  Although we have experienced revenue growth in recent years, this growth should not be considered indicative of future performance, particularly given the challenging environment that we now face.

We believe that we have sufficient liquidity from current funds and operating cash flow despite the disruption of the capital markets and the continued decline in economic conditions.  Moreover, we believe that our existing cash balance, combined with working capital, will be sufficient to enable us to meet planned expenditures under a streamlined business plan through at least the next 12 months.  The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

In addition, should we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. Should we experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Soros, Maverick And Prentice Each Own A Large Amount Of Our Stock And Therefore Can Exert Significant Influence Over Our Management And Policies.  As of February 27, 2009, affiliates of Soros Fund Management L.L.C (“Soros”) owned approximately 36% of our Common Stock and private funds associated with Maverick Capital, Ltd. (“Maverick”) and investment entities and accounts managed and advised by Prentice Capital Management, LP (“Prentice”) each owned approximately 22% of our Common Stock.  We are parties to a voting agreement with Soros, Maverick and Prentice (the “Voting Agreement”), pursuant to which Soros has the right to designate three designees to our Board of Directors, and Maverick and Prentice each have the right to designate one designee.   The Voting Agreement also provides that one designee of Soros and the designee of each of Maverick and Prentice have the right to serve on the Compensation Committee and the Governance and Nominating Committee of the Board of Directors.  If we establish an Executive Committee, the designees of Soros, Maverick and Prentice will be entitled to serve on such committee.

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

The Deterioration in the Global Economic Environment, and Resulting Declines in Consumer Confidence and Spending, Will Have an Adverse Effect on Our Operating Results.  The global economic environment deteriorated substantially during 2008.   The declining values in real estate, reduced credit lending by banks, solvency concerns of major financial institutions, increases in unemployment levels and recent significant declines and volatility in the global financial markets have negatively impacted the level of consumer spending for discretionary items.  This has affected our business as it is dependent on consumer demand for our products.  As a result, during the fourth quarter of 2008, our revenues declined by approximately 8%, compared to the fourth quarter of 2007 as this is a highly promotional environment.  If the global economic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings for the remainder of the current fiscal year and continuing into fiscal 2010.

Our Stock May Be Delisted From Nasdaq, Which May Adversely Affect Our Ability To Raise Capital and Stockholders Ability To Sell Their Shares.  Under Nasdaq Marketplace Rule 4310(c)(4) requirement, if the bid price of the Company’s common stock closes below the minimum $1.00 per share for 30 consecutive business days, the Company’s common stock is subject to potential delisting from the Nasdaq Capital Market.  Given the extraordinary market conditions, Nasdaq has suspended this requirement until April 20, 2009.  The bid price of the Company’s common stock has closed below $1.00 for 30 consecutive business days so the Company could be subject to potential delisting if the stock stays below $1.00 and the requirement is reinstated.  In that case, the Company would be given 180 calendar days, to regain compliance by maintaining a bid price of at least $1.00 for 10 consecutive business days.

We Will Operate Under a Streamlined Business Plan Unless We Are Able To Raise Additional Funds. Our ability to meet our obligations in the ordinary course of business is dependent upon our ability to establish profitable operations or raise additional financing through public or private debt or equity financing, or other sources of financing to fund operations. The disruption of the capital markets and the continued decline in economic conditions negatively impacts our ability to raise additional financing, and, accordingly, we have developed a streamlined operating plan, which we intend to pursue unless and until additional capital becomes available on acceptable terms. We believe that our existing cash balance, combined with working capital, and our availability under our existing credit facility, will be sufficient to enable us to meet our planned expenditures under this streamlined business plan through at least the next 12 months.  The streamlined business plan calls for, among other cost cutting measures, reductions in marketing and capital expenditures, delaying new hires and being more selective in inventory purchases. However, in order to optimize the growth of our business, we will need to seek to raise additional debt or equity financing.  There can be no assurance that we will be able to identify a source of such financing, or that such financing will be available on terms acceptable to us. Moreover, should the opportunity to raise additional capital arise, any additional debt or equity financing could result in significant dilution of the existing holders of common stock.

Our Lender Has Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Credit Facility.  Under the terms of our credit facility, our lender has a first priority lien on substantially all of our assets, including our cash balances.  If we default under the credit facility, our lender would be entitled to, among other things, foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.

Our Ability To Maintain And Pay Our Indebtedness Under Our Credit Facility Is Dependent Upon Meeting Our Business Plan.  We are required to pay interest under our credit facility on a monthly basis.  Assuming we meet our business plan, we will be able to pay our interest as required. To a certain extent, however, our ability to meet our business plan, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and therefore we cannot assure you that based on our business plan we will generate sufficient cash flow from operations to enable us to pay our indebtedness under the credit facility and maintain our minimum availability requirement throughout the term of the agreement.  If we fall short of our business plan and are unable to raise additional capital, we could default under our credit facility. In the event of a default under the credit facility, our lender would be entitled, among other things, to foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.  See “Risk Factors – Our Lenders Have Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Credit Facility.”

If We Are Not Accurate In Forecasting Our Revenues, We May Be Unable To Adjust Our Operating Plans In A Timely Manner.  Because our business has not yet reached a mature stage, it is difficult for us to forecast our revenues accurately.   We base our current and future expense levels and operating plans on expected revenues, but in the short-term a significant portion of our expenses are fixed.  Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall.  This inability could cause our operating results in some future quarter to fall below the expectations of securities analysts and investors.  In that event, the trading price of our Common Stock could decline significantly.  In addition, any such unexpected revenue shortfall could significantly affect our short-term cash flow and our net worth, which could require us to seek additional financing and/or cause a default under our credit facility.  See “Risk Factors – Our Ability To Maintain And Pay Our Indebtedness Under Our Credit Facility Is Dependent Upon Meeting Our Business Plan.”

Our National Advertising Campaign and Other Marketing Initiatives May Not Be Successful. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, and other Web sites and e-commerce businesses to provide other links that direct customers to our Web site. In addition, during 2005 we launched our first national television and advertising campaign, and we have continued and expanded on that campaign since that time. Such campaigns are expensive and may not result in the cost effective acquisition of customers.  We are relying on the campaign as a source of traffic to our Web site and new customers. If these campaigns and initiatives are not successful, our results of operations will be adversely affected.

We Purchase a Substantial Portion of Our Inventory from One Supplier.  In 2008 and 2007, we purchased approximately 31% and 38%, respectively, of our inventory from one supplier.  Should our relationship with this supplier deteriorate or terminate, or should this supplier lose some or all of its access to the products that we purchase from it, our performance could be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms, or at all.  A failure to obtain such products on as favorable terms could have an adverse effect on our revenue and/or gross margin.

We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk.  We do not have any agreements controlling the long-term availability of merchandise or the continuation of particular pricing practices.  Our contracts with suppliers typically do not restrict such suppliers from selling products to other buyers.  There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms.  In addition, in order to entice new vendors to open up relationships with us, we sometimes are required to either make prepayments or agree to shortened payment terms.  Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success.  If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected. See “Risk Factors - Brand Owners Could Establish Procedures to Limit Our Ability to Purchase Products Indirectly” and “Risk Factors – We Purchase a Substantial Portion of Our Inventory from One Supplier.”

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

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. The recent economic downturn has effected retailers especially hard. The National Retail Federation, a retail trade association, recently announced that it forecasts a 0.5% decline in retail sales for 2009. Furthermore, Internet usage slows down in the summer months.  We and other apparel vendors rely on the expenditure of discretionary income for most, if not all, sales.  Economic downturns, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our revenue, cash flow and results of operations.  Alternatively, any improvement, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues.  See “Risk Factors – We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability of Merchandise Is At Risk.”

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

Brand Owners Could Establish Procedures To Limit Our Ability To Purchase Products Indirectly.   Brand owners have implemented, and are likely to continue to implement, procedures to limit or control off-price retailers’ ability to purchase products indirectly. In addition, several brand owners in the U.S. have distinctive legal rights rendering them the only legal importer of their respective brands into the U.S.  If we acquire such product indirectly from distributors and other third parties who may not have complied with applicable customs laws and regulations, such goods could be subject to seizure from our inventory by U.S. Customs

Service, and the importer may have a civil action for damages against us. See “Risk Factors - We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk.”

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

We Are In Competition With Companies Much Larger Than Ourselves. E-commerce generally and, in particular, the online retail apparel and fashion accessories market, is a dynamic, high-growth market and is rapidly changing and intensely competitive.  Our competition for customers comes from a variety of sources including:

•	existing land-based, full price retailers, that are using the Internet to expand their channels of distribution;

•	less established online companies;

•	internet sites;

•	traditional direct marketers; and

•	traditional off-price retail stores, which may or may not use the Internet to grow their customer base.

Competition in our industry has intensified, and we expect this trend to continue as the list of our competitors grows.  Many of our competitors and potential competitors have longer operating histories, significantly greater resources, greater brand name recognition and more firmly established supply relationships.  We believe that the principal competitive factors in our market include:

•	brand recognition;

•	merchandise selection;

•	price;

•	convenience;

•	customer service;

•	order delivery performance; and

•	site features.

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

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store-bought merchandise.  We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. As a result, our reserve for returns and credit card chargebacks for fiscal 2008, 2007 and 2006 has been 39.1%, 39.6% and 39.6%, respectively. If return rates are higher than expected, our business, prospects, financial condition, cash flows and results of operations could be materially adversely affected.

Our Success Is Largely Dependent Upon Our Executive Personnel.  We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. In particular, we rely upon their strategic guidance, their relationships and credibility in the vendor and financial communities and their ability to recruit key operating personnel.  Our current employment agreements with our Chief Executive Officer and Chief Financial Officer run through July 2009 and March 2011, respectively, however there can be no assurance that any of them will not terminate their employment earlier.  The loss of the services of any of our executive officers could have a material adverse effect on our credibility in the vendor communities and our ability to recruit new key operating personnel.

Our Success Is Dependent Upon Our Ability To Attract New Key Personnel. Our operations will also depend to a great extent on our ability to attract new key personnel with relevant experience and retain existing key personnel in the future.  The market for qualified personnel is extremely competitive. Our failure to attract additional qualified employees could have a material adverse effect on our prospects for long-term growth. We are currently operating under a streamlined business plan and delaying new hires.

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

We Rely On The Effectiveness Of Our Internal Controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered public accounting firm will be required to audit the design and operating effectiveness of our internal controls and attest to management’s assessment of the design and the effectiveness of our internal controls.  The first such audit will be required for our fiscal year ending December 31, 2009.  It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our Common Stock.

Item 2.  Properties

We lease approximately 26,000 square feet of office space in New York City. The property is in good operating condition. The leases covering such office space expire in 2009 through 2012. Our total lease expense for such office space during 2008 was approximately $633,000.

Item 3.  Legal Proceedings

In June 2007, we received a Civil Investigative Demand (the "Discovery Request") from the Federal Trade Commission (the "FTC") that requested the production of certain documents and other information regarding the labeling and advertising of apparel containing products that contain fur or faux fur components. The Discovery Request was issued in connection with a petition filed by the Humane Society of the United States with the FTC regarding the labeling and advertising of fur products by a number of national retailers and apparel manufacturers. We have cooperated fully with the Discovery Request. As of December 31, 2008, we have received no further requests from the FTC.

We currently, and from time to time, are involved in litigation incidental to the conduct of our business.  However, we are not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders of the Company during the fourth quarter of 2008.

PART II.

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

The Company’s common stock, par value $.01 per share (“Common Stock”), is quoted on The Nasdaq Capital Market. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq Capital Market:

	High	Low
Fiscal 2008
First Quarter	$7.90	$3.80
Second Quarter	$5.00	$2.05
Third Quarter	$4.17	$1.64
Fourth Quarter	$2.54	$0.55
Fiscal 2007
First Quarter	$13.80	$9.80
Second Quarter	$12.00	$9.80
Third Quarter	$10.30	$8.50
Fourth Quarter	$9.70	$6.60

On March 13, 2008, the Board of Directors approved a one for ten reverse stock split, which went into effect on April 3, 2008.  Retroactive restatement has been given to all share numbers in this report, and accordingly, all amounts including per share amounts are shown on a post-split basis.

Holders

As of February 27, 2009, there were less than 500 holders of record of the Common Stock. We believe that there were less than 5,000 beneficial holders of the Common Stock as of such date.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, the terms of our credit facility prohibit us from paying cash dividends without the consent of our lender. See Note 13 to the Financial Statements. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 with respect to the Company’s equity compensation plans which have been approved by its stockholders. The Company has one equity compensation plan that was not approved by its stockholders.

	(a)				(c)
	Number of				Number of Securities
	Securities				Remaining Available for
	to Be Issued		(b)		Future Issuance under
	upon Exercise of		Weighted Average		Equity Compensation
	Outstanding		Exercise Price of		Plans
	Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Equity compensation plans approved by security holders	625,075	(1)	$9.81	(2)	995,306
Equity compensation plans not approved by security holders	22,706		$10.17		—

Total	647,781		$9.83		995,306

(1)	Includes 354,856 options to purchase shares of Common Stock, 6,750 shares of Restricted Stock and 286,175 Deferred Stock Units.

(2)	Calculated based on the exercise price of the 354,856 options referred to in Note (1) above.

The following is a summary of the material provisions of the Bluefly, Inc. 2000 Stock Option Plan (the “2000 Plan”), our only equity compensation plan that has not been approved by our stockholders.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased
		Average	as	Maximum Dollar
	Total Number	Price	Part of Publicly	Value that May Yet
	of Shares	Paid	Announced	be Purchased Under
Period	Purchased	per Share	Programs	the Programs
	(1)
October 1, 2008 – October 31, 2008	57,740	$2.40	N/A	N/A
November 1, 2008 – November 30, 2008	—	$—	N/A	N/A
December 1, 2008 – December 31, 2008	14,992	$1.43	N/A	N/A

Total – Three months ended December 31, 2008	72,732	$2.20	N/A	N/A

(1)
These shares were withheld by the Company to satisfy the tax withholding obligations of certain officers and employees of the Company in connection with the distribution of common stock in respect of deferred stock units held by such officers and employees.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2005 and 2004 and at December 31, 2006, 2005 and 2004 are derived from our audited financial statements not included in this report. In January 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires that the costs resulting from all stock-based payment transactions be recognized in the financial statements at their fair values. Results for prior periods have not been restated for SFAS No. 123(R). All data is in thousands, except share data:

Statements of Operations Data:	Year Ended December 31,
	2008	2007	2006	2005	2004

Net sales	$95,774	$91,493	$77,062	$58,811	$43,799
Cost of sales	60,288	58,754	46,153	35,816	27,393
Gross profit	35,486	32,739	30,909	22,995	16,406

Marketing expenses	14,523	16,063	14,196	6,961	2,120
Selling and fulfillment expenses	19,620	18,898	15,808	12,880	11,783
General and administrative expenses	12,191	13,848	13,001	6,299	6,408
Total operating expenses	46,334	48,809	43,005	26,140	20,311

Operating loss(2)	(10,848)	(16,070)	(12,096)	(3,145)	(3,905)

Interest expense	(554)	(260)	(599)	(856)	(733)
Interest /other income	62	501	502	181	847

Net loss	$(11,340)	$(15,829)	$(12,193)	$(3,820)	$(3,791)

Basic and diluted net loss per common share(4)	$(0.90)	$(1.21)	$(2.28)	$(5.43)	$(5.52)

Basic and diluted weighted average number
of common shares outstanding available to
common stockholders(1), (4)	13,369,257	13,091,130	8,017,053	1,615,302	1,458,675

Balance Sheets Data:	As of December 31,
	2008	2007	2006	2005	2004

Cash and cash equivalents	$4,004	$6,730	$20,188	$9,408	$7,938	(3)

Inventories, net	23,157	28,492	24,189	16,893	12,958

Other current assets	4,347	3,589	4,229	3,536	2,559

Total assets	37,750	45,019	52,430	33,045	25,541

Current liabilities	16,250	17,922	14,603	11,936	9,413

Notes payable to related party shareholders	3,106	60	—	5,244	4,739

Shareholders’ equity	18,394	27,037	37,827	15,865	11,389

(1)
Weighted average shares increased to approximately 8.02 million in 2006 as a result of an equity financing consummated in June 2006 and the conversion of the Company’s preferred stock into common stock in connection with such financing.

(2)
This amount includes non-cash expense of approximately $2.7 million, $6.2 million and $4.5 million in 2008, 2007 and 2006, respectively, relating to stock-based compensation, recorded in accordance with SFAS123(R).

(3)	Includes restricted cash of $1,253.

(4)	All share amounts, including per share amounts, have been restated to reflect a one for ten reverse stock split that occurred in 2008.

Item 7.  Management’s Discussion And Analysis Of Financial Condition And Results Of Operations

This discussion and analysis of our financial condition and results of operations contains forward-looking statements that involve risks and uncertainties.  We have based these forward-looking statements on our current expectations and projections of future events.  However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in “Risk Factors,” or faulty assumptions on our part.  In addition, the following discussion should be read in conjunction with the audited financial statements and the related notes thereto included elsewhere in this report.

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value.  We launched our Web site in September 1998.

Our net sales increased approximately 5% to $95,774,000 for the year ended December 31, 2008 from $91,493,000 for the year ended December 31, 2007. On a quarterly basis, our net sales increased by approximately 14%, 8% 10%, respectively, in the first three quarters and decreased 8% in the fourth quarter, as compared to the same periods in 2007. The decrease in the fourth quarter of 2008 was a result of the overall downturn in the economy especially in the retail and apparel sector.  Our gross margin increased to 37.1% for the year ended December 31, 2008 from 35.8% in 2007. Our gross profit increased by approximately 8% to $35,486,000 for the year ended December 31, 2008 from $32,739,000 for the year ended December 31, 2007. The increase in gross margin was primarily related to a decrease in inventory reserves (as the prior year included approximately $550,000 of additional inventory reserves and a write-off of inventory of approximately $1.5 million that occurred at the end of fiscal 2007) and a slight decrease in the rate of returns caused by a shift in our merchandise mix.  Our operating loss decreased by over $5,222,000 or 33%, to $10,848,000 in 2008 from $16,070,000 in 2007. This decrease was primarily related to a decrease in share–based compensation of approximately $3,488,000, a decrease in marketing expenses of approximately $1,346,000 and a decrease in incremental costs incurred in connection with our transition to the new fulfillment center of approximately $721,000.  These decreases were slightly offset by increases in selling and fulfillment expenses of $964,000.

Total marketing expenses decreased by 10% to $14,523,000 for the year ended December 31, 2008 from $16,063,000 for year ended December 31, 2007. We decreased our spending in marketing (excluding staff related costs) by 9% to $13,562,000 for the full year 2008 from $14,908,000 for the full year 2007. This decrease is primarily a result of a decrease in fixed costs relating to offline programs of approximately 22% and a corresponding shift in variable costs related to online programs, which have increased approximately 6% compared to 2007. Marketing expenses as a percentage of net sales decreased to 15.2% for the year ended December 31, 2008 from 17.6% for the year ended December 31, 2007. The mix of marketing spend will continue to shift toward online as the Company believes that online marketing programs are more efficient as they are more trackable and can be optimized to achieve certain sales goals.

Our reserve for returns and credit card chargebacks for the year ended December 31, 2008 slightly decreased to 39.1% compared to 39.6% and 39.6% of gross sales for the years ended December 31, 2007 and 2006 respectively. Historically, our merchandise mix had been shifting towards higher end products which tend to drive return rates higher. During 2008, we refined our merchandising mix to be skewed toward more contemporary merchandise and accordingly, we believe experienced a slight decrease in the return rate.

A portion of our inventory includes merchandise on a pack and hold basis, where we either purchased with the intention of holding for the appropriate season or were unable to sell through in its entirety in a prior season and have determined to hold for the next selling season, subject (in some cases) to appropriate mark-downs. While we have historically increased the amount of inventory purchased on a pack and hold basis, we have made increased selective purchases of inventory in order to take advantage of opportunities in the current economic environment.

On January 1, 2006, we adopted SFAS No. 123(R), which requires expensing of stock options on the modified prospective approach.  As a result, we recorded total share-based compensation expenses of $2,706,000, $6,194,000 and $4,454,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

We have developed a new version of our Web site, which was placed into service in August 2008.  We have capitalized a total of $5,299,000 in connection with the development of the new Web site, resulting in increased depreciation of approximately $736,000 during the year ended December 31, 2008.

At December 31, 2008, we had an accumulated deficit of $143,878,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of Preferred Stock. Although we have experienced revenue growth in recent years, this growth may not be sustainable and therefore should not be considered indicative of future performance, particularly given the challenging economic environment that we now face.

Critical Accounting Policies

Management Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment, the realization of deferred tax assets, and the calculations related to stock-based compensation.  Actual amounts could differ significantly from these estimates.

In addition, we currently estimate that we will have adequate liquidity to fund operations beyond one year from December 31, 2008. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, we may be unable to meet payment obligations as they come due which would have a material adverse impact on our operations.

Revenue Recognition

We recognize revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts. Net sales represent gross sales, less provisions for returns, credit card chargebacks, and adjustments for uncollected sales taxes. Revenue is recognized when all the following criteria are met:

•	A customer executes an order.

•	The product price and the shipping and handling fee have been determined.

•	Credit card authorization has occurred and collection is reasonably assured.

•	The product has been shipped and received by the customer.

Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits is classified as current liabilities on our Balance Sheets.

Shipping and handling billed to customers are classified as revenue and freight cost incurred in connection with purchasing merchandise is classified as cost of goods sold in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF No. 00-10”).

Provision for Sales Returns and Doubtful Accounts

We generally permit returns for any reason within 90 days of the sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. We perform credit card authorizations and check the verification of our customers prior to shipment of merchandise. However, our future return and bad debt rates could differ from historical patterns, and, to the extent that these rates increase significantly, it could have a material adverse effect on our business, prospects, cash flows, financial condition and results of operations.  For the years ended December 31, 2008, 2007 and 2006, our returns reserves have been 39.1%, 39.6% and 39.6%, respectively, of sales.  Actual charges have not varied materially from historical percentages.

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (“FIFO”) method. This valuation requires us to make judgments based on currently available information, about the saleability of such merchandise, the selling price, etc. Based upon this evaluation, we review our inventory levels in order to identify slow-moving merchandise and establish a reserve for such merchandise.

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

Effective January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that we have taken or expect to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2008 and 2007, the only tax jurisdiction to which we are subject to is the United States. Open tax years relate to years in which unused net operating losses were generated. Upon the adoption of FIN 48, our open tax years extend back to 1998. In the event that we conclude that we are subject to interest and/or penalties arising form uncertain tax positions, we will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in our Statements of Operations or Balance Sheets upon adoption of FIN 48 or as of and for the years ended December 31, 2008 and 2007.

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

Results Of Operations

The following table sets forth our Statements of Operations data for the years ended December 31st. All data is in thousands except as indicated below:

	2008		2007		2006
		As a % of		As a % of		As a % of
		Net Sales		Net Sales		Net Sales

Net sales	$95,774	100.0%	$91,493	100.0%	$77,062	100.0%
Cost of sales	60,288	62.9	58,754	64.2	46,153	59.9
Gross profit	35,486	37.1	32,739	35.8	30,909	40.1

Marketing expenses	14,523	15.2	16,063	17.6	14,196	18.4
Selling and fulfillment expenses	19,620	20.5	18,898	20.7	15,808	20.5
General and administrative expenses	12,191	12.7	13,848	15.1	13,001	16.9
Total operating expenses	46,334	48.4	48,809	53.4	43,005	55.8

Operating loss	(10,848)	(11.3)	(16,070)	(17.6)	(12,096)	(15.7)

Interest income (expense) and other income, net	(492)	(0.5)	241	0.3	(97)	(0.1)

Net loss	$(11,340)	(11.8)%	$(15,829)	(17.3)%	$(12,193)	(15.8)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

	2008	2007	2006

Average Order Size (including shipping & handling)	$279.72	$276.58	$257.64
New Customers Added during the Year*	201,044	198,884	177,213

*Based on unique email addresses

In addition to the financial statement items and metrics listed above, we also report gross sales, which is a non-GAAP financial measure.  We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt.  We believe that the presentation of gross sales is useful to investors because it provides an alternative measure of the total demand for the products sold by the Company and it provides a basis upon which to measure the percentage of total demand that is reserved for both returns and bad debt.  Management uses the gross sales measure for these same reasons.

For The Year Ended December 31, 2008 Compared To The Year Ended December 31, 2007

Net sales: Gross sales for the year ended December 31, 2008 increased by approximately 4% to $157,248,000 from $151,435,000 for the year ended December 31, 2007.  The increase in gross sales is attributable to increased sales orders and a slight increase in average order size.  The provision for returns and credit card chargebacks and other credits was approximately 39.1% and 39.6% for 2008 and 2007, respectively, resulting in a provision of approximately $61,474,000 and $59,942,000 for the years ended December 31, 2008 and 2007, respectively.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2008 were $95,774,000.  This represents an increase of approximately 5% compared to the year ended December 31, 2007, in which net sales totaled $91,493,000.  The increase in net sales resulted primarily from a slight increase in the number of new customers acquired and in the gross average order size compared to the prior year. Net sales grew at a slightly higher rate than gross sales because of a slight improvement in return rates. Shipping and handling revenue (which is included in net sales) increased by 12% to $5,380,000 for the year ended December 31, 2008, from $4,798,000 for the year ended December 31, 2007. Shipping and handling revenue increased at a greater percentage than revenue as a whole as a result of an increased number of customer orders shipped express compared to the prior year.  In addition during part of 2007, in connection with the transition to the new warehouse, we were not able to offer customers express shipping.

Cost of sales:  Cost of sales consists of the cost of products sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2008 totaled $60,288,000, resulting in a gross margin of approximately 37.1%. Cost of sales for the year ended December 31, 2007 totaled $58,754,000, resulting in a gross margin of 35.8%. The increase in gross margin was attributable to a decrease in inventory reserves (as the prior year included approximately $550,000 of additional inventory reserves relating to our transition to a new fulfillment center and a write-off of approximately $1,500,000 of inventory in the fourth quarter of 2007) which were partially offset by decreased product margins.

Gross Profit:  As a result of the increases in net sales, gross profit increased by approximately 8%, to $35,486,000 for the year ended December 31, 2008, from $32,739,000 for the year ended December 31, 2007. The increase in gross profit was primarily the result of an increase in net sales and a decrease in cost of sales resulting from a decrease in inventory reserves and a slight decrease in the rate of returns of products with higher product margins.

Marketing expenses:  Marketing expenses decreased by 10% to $14,523,000 for the year ended December 31, 2008 from $16,063,000 for the year ended December 31, 2007.

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses decreased to 15.2% for the year ended December 31, 2008 from 17.6% for the year ended December 31, 2007.  Total expenses related to the national print and television advertising campaign for the year ended December 31, 2008 totaled $6,030,000 compared to $7,600,000 for the year ended December 31, 2007.  This decrease of approximately $1,570,000 is was primarily due to a reduction in production costs and a decrease in placement and agency fees. Total marketing expenses for the year ended December 31, 2008 decreased by approximately $1,346,000 as compared to December 31, 2007. Expenses related to affiliates, comparison engines and online integration increased by $123,000, $358,000 and $400,000, respectively.  These increases were offset by the following decreases: $137,000 related to paid search, $162,000 related to sweepstakes and $202,000 related to direct mail campaigns.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by 4% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Selling and fulfillment expenses were comprised of the following:

	Year Ended December 31,				Percentage
(All data in thousands)	2008		2007		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$10,179	10.6%	$10,554	11.6%	(3.6	) %
Technology	5,979	6.2	4,693	5.1	27.4
E-Commerce	3,462	3.6	3,651	4.0	(5.2)
Total selling and fulfillment expenses	$19,620	20.5%	$18,898	20.7%	3.8%

As a percentage of net sales, our selling and fulfillment expenses decreased to 20.5% for the year ended December 31, 2008 from 20.7% for the year ended December 31, 2007.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses for the year ended December 31, 2008 decreased by approximately 3.6% compared to the year ended December 31, 2007 as a result of decreased variable costs related to fulfillment rates per unit associated with order fulfillment (e.g., picking and packing orders and processing returns) and a decrease in incremental expenses relating to our transition of the fulfillment center of approximately $721,000 incurred in 2007.  These decreases were offset by increases in credit card fees of approximately $162,000 compared to the prior year.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the year ended December 31, 2008, technology expenses increased by approximately 27.4% compared to the year ended December 31, 2007. This increase, primarily driven by the new site, resulted from an increase in depreciation, software support, web hosting expenses and consulting expenses.  Consulting expenses incurred for 2008 were related to the development of our new Web site and capitalized accordingly. Approximately $5,299,000 of expenses was capitalized in connection with the development of our new Web site, of which $1,666,000 was incurred during 2008. Depreciation expenses relating to the new Web site were approximately $736,000 and are included in technology expenses.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the year ended December 31, 2008, e-commerce expenses decreased by approximately 5.2% compared to the year ended December 31, 2007, as increases in salary expenses were offset by decreased expenses associated with photo shoots.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the year ended December 31, 2008 decreased by approximately 12.0% to $12,191,000 as compared to $13,848,000 for the year ended December 31, 2007.  The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation related to equity awards of approximately $3,150,000 included in the prior year period. These amounts were offset by an increase in rent expense of $163,000, consultants and professional fees of $88,000, and an increase in salary and salary related expenses of $1,154,000, which includes  approximately $551,000 of expenses in connection with compensation of former executives.

As a percentage of net sales, general and administrative expenses for the year ended December 31, 2008 decreased to approximately 12.7% from 15.1% for the year ended December 31, 2007.

Loss from operations:  Operating loss decreased for the year ended December 31, 2008 to $10,848,000 from $16,070,000 for the year ended December 31, 2007.

Interest income (expense) and other income, net: Interest and other income for the year ended December 31, 2008 decreased to $62,000 from $501,000 for the year ended December 31, 2007. These amounts related primarily to interest income earned on our cash balances.

Interest expense for the year ended December 31, 2008 totaled $554,000 compared to $260,000 for the year ended December 31, 2007.  Interest expense consists of fees paid in connection with our credit facility, interest expense relating to our outstanding subordinated convertible notes issued to Soros and Maverick in July 2008 and amortization expense from warrants issued to certain related parties.

Net loss per share:  Net loss per share decreased to $0.90 per share for the year ended December 31, 2008 from $1.21 per share for the year ended December 31, 2007.

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

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2007 were $91,493,000.  This represents an increase of nearly 19% compared to the year ended December 31, 2006, in which net sales totaled $77,062,000.  The increase in net sales was largely driven by the increase in gross average order size (approximately 7% higher than the full year 2006) and an increase in the number of new customers acquired (approximately 12% higher than the full year 2006). Shipping and handling revenue (which is included in net sales) increased by 9% to $4,798,000 for the year ended December 31, 2007, from $4,403,000 for the year ended December 31, 2006. Revenue from shipping and handling increased at a lower rate than overall revenue due to shipping concessions made during the warehouse move.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2007 totaled $58,754,000, resulting in a gross margin of approximately 35.8%. Cost of sales for the year ended December 31, 2006 totaled $46,153,000, resulting in a gross margin of 40.1%. The decrease in gross margin percentage is largely attributed to a write-off of inventory in the fourth quarter of 2007. The effect of this write-off on gross margin dollars was approximately $1.5 million. In addition, the growth in the high-end designer items had a significant impact on the Company’s overall merchandise mix, which continues to negatively impact the gross margin percentage.  The combination of the high demand amongst retailers for high-end merchandise and the decline in value of the US Dollar relative to the Euro had a negative impact on our gross margins related to designer accessory items.  In addition, the gross margin was negatively affected by additional inventory reserves, and expedited shipping expenses that were recorded during the third quarter of 2007 and incurred in connection with our transition to a new fulfillment center.

Gross Profit:  As a result of the increases in net sales, gross profit increased by nearly 6%, to $32,739,000 for the year ended December 31, 2007, from $30,909,000 for the year ended December 31, 2006.

Marketing expenses:  Marketing expenses increased by 13% to $16,063,000 for the year ended December 31, 2007 from $14,196,000 for the year ended December 31, 2006. This increase was due to an increase in online advertising, offline advertising and sponsorship and direct mail postcards. While overall marketing expenses increased, marketing expenses as a percentage of net sales decreased to 17.6% for the year ended December 31, 2007 from 18.4% for the year ended December 31, 2006.  We spent approximately $7.6 million and $7.1 million on our national advertising campaign in 2007 and 2006, respectively.

Marketing expenses include expenses related to our national ad campaign, sponsorships, online and print advertising, “sweepstakes” promotions as well as staff related costs. Costs in connection with the national campaign are recorded as the magazines and commercials are being released.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by approximately 20% for the year ended 2007 compared to the year ended 2006. Selling and fulfillment expenses were comprised of the following:

	Year Ended December 31,				Percentage
(All data in thousands)	2007		2006		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$10,554	11.6%	$8,353	10.8%	26.3%
Technology	4,693	5.1	4,203	5.5	11.7
E-Commerce	3,651	4.0	3,252	4.2	12.3
Total selling and fulfillment expenses	$18,898	20.7%	$15,808	20.5%	19.5%

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

E-Commerce expenses include expenses related to our photo studio, image processing, third party software and Web site design. For the year ended December 31, 2007, this amount increased by approximately 12% as compared to the year ended December 31, 2006. This increase was due to increased expense related to SFAS No. 123R costs, salary related expenses, as well as an increase in expenses associated with software used to support the Web site.

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

Loss from operations:  Operating loss increased by over 32% in 2007, to $16,070,000 from $12,096,000 in 2006. While net sales increased this year, the increase in net sales was offset by the recording of a write-off of the Company’s inventory which resulted in a charge of approximately $1.5 million, additional stock based compensation expense of approximately $1.7 million in accordance with SFAS No.123(R) and the $550,000 inventory charge.

Interest expense and interest, net: Interest and other income for the year ended December 31, 2007 was relatively unchanged compared to December 31, 2006. These amounts relate primarily to interest earned on our cash balances.

Interest expense, is comprised primarily of interest paid on our credit facility and certain convertible notes which had been held by Soros. For the year ended 2007, interest expense decreased to $260,000 compared to $599,000 for the year ended 2006.  The convertible notes were repaid in June 2006, which resulted in the decrease in interest expense for 2007.

Net loss per share:  Net loss per share decreased to $1.21 per share from $2.28 per share, as the number of weighted average shares outstanding increased to 13.1 million in 2007 as a result of the equity financing consummated in June 2006 and the conversion of the Company’s preferred stock into common stock in connection with such financing.

Liquidity And Capital Resources

General

At December 31, 2008, we had approximately $4.0 million in cash and cash equivalents compared to $6.7 million and $20.2 million at December 31, 2007 and 2006, respectively. Working capital at December 31, 2008, 2007 and 2006 was $15.3 million, $20.9 million and $34.0 million, respectively.

During the year ended December 31, 2008, net cash used in operating activities was $3.2 million.  As of December 31, 2008, we had an accumulated deficit of $143.9 million.  We have incurred negative cash flows and net losses since inception.  Although we have experienced revenue growth in recent years, this growth should not be considered indicative of future performance, particularly given the challenging environment that we now face.

We believe that we have sufficient liquidity from current funds and operating cash flow despite the disruption of the capital markets and the continued decline in economic conditions.  Moreover, we believe that our existing cash balance, combined with working capital, will be sufficient to enable us to meet planned expenditures under a streamlined business plan through at least the next 12 months.  The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

In addition, should we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. Should we experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Standby Financing Commitment

In March 2008, Soros and Maverick agreed to provide up to $3,000,000 of debt financing to us, on a standby basis, available until March 2009, provided that the commitment amount would be reduced by the gross proceeds of any equity financing consummated during 2008.  In July 2008, we drew down on the full amount of such commitment.  The draw down is evidenced by subordinated convertible notes.  The subordinated convertible notes have a term expiring three years from the date of issuance and bear interest at the rate of 8% per annum, compounded annually.  Interest is payable upon maturity or conversion.  The subordinated convertible notes are convertible, at the holder’s option into (a) equity securities that we might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) Common Stock at a price per share equal to $3.65, which represents the 20-day trailing average stock price on the date of issuance of the subordinated convertible notes.

Credit Facility

Pursuant to the terms of our credit facility, as amended, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of December 31, 2008, total availability under the credit facility was approximately $6.0 million of which $4.2 million was committed for letters of credit in favor of suppliers, leaving approximately $1.8 million available for further borrowings.  The terms of the credit facility contain a material adverse condition clause.  This feature may limit our ability to obtain additional borrowings or result in a default on current outstanding letters of credit.

Interest accrues monthly on the average daily amount outstanding under the credit facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25%. We also pay a monthly commitment fee on the unused portion of the credit facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.50% and a servicing fee of $3,333 per month.  We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days of such letter of credit, or a portion thereof, remains open.

Total availability under our credit facility is based primarily upon our inventory levels. In addition, both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of December 31, 2008, we had approximately $155,000 of prepaid inventory and approximately $174,000 of prepaid marketing on our Balance Sheet compared to $294,000 and $483,000 as of December 31, 2007 and $616,000 and $102,000 as of December 31, 2006.

Commitments and Long Term Obligations

As of December 31, 2008, we had the following commitments and long term obligations:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Marketing and Advertising	$1,559,000	$1,559,000	$—	$—	$—
Operating Leases	1,601,000	655,000	946,000	—	—
Long-Term Obligations	3,000,000	—	3,000,000	—	—
Employment Contracts	1,936,000	1,113,000	823,000	—	—
Total commitments and long-term obligations	$8,096,000	$3,327,000	$4,769,000	$—	$—

We believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future. In addition, we expect to hire and train additional employees for the operations and development of Bluefly.com.  However, our marketing budget and our ability to hire such employees is subject to a number of factors, including our results of operations.

Off Balance Sheet Arrangements

Warrants issued in conjunction with certain preferred stock financing transactions that we entered in prior years are equity linked derivatives and accordingly represent an off balance sheet arrangement.  Each of these warrants meet the scope exception in paragraph 11(a) of SFAS 133 and are accordingly not accounted for as derivatives for purposes of SFAS 133, but instead included as a component of equity. See Note 11 to the financial statements and the Statements of Shareholders’ Equity for more information.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to have a material affect on our financial condition and results of operations, but may require additional disclosures if the Company enter into derivative and hedging activities.

In April 2008, the FASB issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008 and early application is not permitted.  The adoption of this standard is not expected to have a material impact on our financial condition and operating results relating to our convertible securities.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The equity component is determined by deducting the fair value of the liability component.  FSP APB 14-1 will become effective beginning in our first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable.  The adoption of this standard is not expected to have a material impact on our financial position and operating results relating to our convertible debt.

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer along with our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer along with our Chief Financial Officer concluded that our disclosure controls and procedures are effective as of December 31, 2008 to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, as appropriate, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.  Other Information

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference to the Company’s definitive proxy statement for the 2009 annual meeting of stockholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2008 and 2007

Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006

Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006

Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006

Notes to Financial Statements

(2)	Financial Statement Schedule:

SCHEDULE II — Valuation and Qualifying Accounts For the Three Years Ended December 31, 2008

(3)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 3, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 4, 2008).

3.3	By-Laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.4	Amendment to Bylaws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.4	Certificate of Powers, Designations, Preferences and rights of Series F Preferred Stock of the Company (incorporated by reference to the Company’ Current Report on Form 8-K, dated June 28, 2005).

10.1	Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on June 29, 2004).

10.2
Lease Agreement by and between the Company and John R. Perlman, et al., dated as of May 5, 1997 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended March 31, 1997).

10.3
Lease Agreement by and between the Company and Adams & Co. Real Estate, Inc., dated March 22, 1999 (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1999).

10.4
Lease Agreement by and between the Company and Adams & Co. Real Estate, Inc., dated May 4, 2000 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.5	Bluefly, Inc. 2000 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.6
Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

*10.7
Software License and Services Agreement, dated March 12, 2002, by and among the Company and Blue Martini Software, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001).

10.8
Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.9
Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.10
Common Stock and Warrant Purchase Agreement dated January 9, 2004 by and among the Company and the Investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 13, 2004).

*10.11
Master Service Agreement, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 4, 2005).

*10.12
Customer Order Addendum, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 4, 2005).

10.13
Preferred Stock and Warrant Purchase Agreement, dated as of June 24, 2005, by and among the Company and the Investors listed on the signature page thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005).

10.14
Loan and Security Agreement, dated July 26, 2005, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 29, 2005).

10.15	Stock Purchase Agreement, dated as of June 5, 2006, by and among Bluefly, Inc.,

Quantum Industrial Partners LDC, SFM Domestic Investments, LLC and the investors listed on the signature pages attached thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2006).

10.16
Form of Voting Agreement by and among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd. And Prentice-Bluefly, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2006).

10.17
Fee Letter, dated June 5, 2006, by and among Bluefly, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2006).

10.18	Waiver Letter, dated June 5, 2006, by and between Bluefly, Inc. and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2006).

10.19
First Amendment to Loan and Security Agreement, dated as of August 14, 2006, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 14, 2006).

10.20
Master License Agreement, dated as of September 28, 2006, by and between the Company and Art Technology Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 3, 2006).

10.21	Bluefly, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 16, 2007).

10.22
Employment Agreement, dated as of November 14, 2006 by and between Bluefly, Inc. and Melissa Payner-Gregor (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

*10.23
Fulfillment Services Agreement, dated as of April 11, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 17, 2006).

10.24	Service Agreement, dated as of May 9, 2007, by and between the Company and VIPdesk Connect, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 10, 2007).

*10.25
Letter Agreement, dated as of December 21, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 27, 2007).

10.26
Amended and Restated Employment Agreement, dated as of December 1, 2008, by and between the Company and Barry Erdos (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 2, 2008).

10.27
Lease Agreement by and between the Company and 42-52 West 39th Street, LLC, dated February 7, 2008 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.28
Second Amendment to Loan and Security Agreement, dated as of November 15, 2007, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.29
Third Amendment to Loan and Security Agreement, dated as of January 17, 2008 and effective as of January 15, 2008, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.30
Amended and Restated Employment Agreement, dated as of March 19, 2008, by and between the Company and Kara B. Jenny (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2008).

10.31
Fourth Amendment to Loan and Security Agreement, dated as of March 26, 2008 by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.32
Standby Commitment Agreement, dated as of March 26, 2008, by Quantum Industrial Partners LDC, SFM Domestic Investments LLC and private funds associated with Maverick Capital, Ltd. in favor of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.33
Amended and Restated Warrant No. 1, dated April 8, 2008 and effective as of March 26, 2008, issued to Quantum Industrial Partners LDC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.34
Amended and Restated Warrant No. 2 dated April 8, 2008 and effective as of March 26, 2008, issued to SFM Domestic Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008)..

10.35
Amended and Restated Warrant No. 3 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund USA, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.36
Amended and Restated Warrant No. 4 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund LDC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.37
Amended and Restated Warrant No. 5 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund II, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.38
Fifth Amendment, dated as of June 30, 2008, to Loan and Security Agreement, dated as of July 25, 2006, by and between the Company Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.39
Note Purchase Agreement, dated as of July 23, 2008, by and among the Company, Quantum Industrial Partners LDC, SFM Domestic Investments LLC, Maverick Fund USA Ltd., Maverick Fund, L.D.C. and Maverick Fund II, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2008).

10.40
Convertible Promissory Note, dated as f July 23, 2008, issued by the Company in favor of Quantum Industrial Partners LDC (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2008).

10.41
Convertible Promissory Note, dated as of July 23, 2008, issued by the Company in favor of SFM Domestic Investments LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2008).

10.42
Convertible Promissory Note, dated as of July 23, 2008, issued by the Company in favor of Maverick Fund USA, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2008).

10.43
Convertible Promissory Note, dated as of July 23, 2008, issued by the Company in favor of Maverick Fund, L.D.C. (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2008).

10.44
Convertible Promissory Note, dated as of July 23, 2008, issued by the Company in favor of Maverick Fund II, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 24, 2008).

*10.45
Letter Agreement, dated as of November 19, 2008, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 24, 2008).

10.46	Amendment No. 1 to Employment Agreement, effective as of December 18, 2008, by and between the Company and Melissa Payner.

10.47	Amendment No. 1 to Employment Agreement, effective as of December 18, 2008, by and between the Company and Kara B. Jenny.

10.48
Sixth Amendment, dated as of February 17, 2009, to Loan and Security Agreement, dated as of July 25, 2006, by and between the Company Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 19, 2009).

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

* Confidential treatment has been granted as to certain portions of this Exhibit.  Such portions have been redacted and were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By	/s/ Melissa Payner-Gregor
Melissa Payner-Gregor
Chief Executive Officer

March 5, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ David Wassong
David Wassong	Interim Chairman of the Board	March 5, 2009

/s/ Melissa Payner Gregor
Melissa Payner-Gregor	Chief Executive Officer (Principal Executive Officer) Director	March 5, 2009

/s/ Kara B. Jenny
Kara B. Jenny	Chief Financial Officer (Principal Accounting Officer)	March 5, 2009

/s/ Riad Abrahams
Riad Abrahams	Director	March 5, 2009

/s/ Mario Ciampi
Mario Ciampi	Director	March 5, 2009

/s/ Barry Erdos
Barry Erdos	Director	March 5, 2009

/s/ Michael Helfand
Michael Helfand	Director	March 5, 2009

/s/ Ann Jackson
Ann Jackson	Director	March 5, 2009

/s/ Martin Miller
Martin Miller	Director	March 5, 2009

/s/ Neal Moszkowski
Neal Moszkowski	Director	March 5, 2009

/s/ Anthony Plesner
Anthony Plesner	Director	March 5, 2009

Bluefly, Inc.
Index to Financial Statements and Schedule

Page
Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 1

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2008 and 2007	F – 2

Statements of Operations for the Years Ended December 31, 2008, 2007 and 2006	F – 3

Statements of Changes in Shareholders’ Equity for the Years Ended December 31, 2008, 2007 and 2006	F – 4

Statements of Cash Flows for the Years Ended December 31, 2008, 2007 and 2006	F – 5

Notes to Financial Statements	F – 6 to F – 21

SCHEDULE II — Valuation and Qualifying Accounts For the Three Years Ended December 31, 2008	S – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Bluefly, Inc.

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Bluefly, Inc. at December 31, 2008 and December 31, 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, the Company changed the manner in which it accounts for uncertain tax positions in 2007.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2009

F – 1

Bluefly, Inc.
Balance Sheets
December 31, 2008 and 2007
(dollars rounded to the nearest thousand)

	2008	2007

Assets
Current assets:
Cash and cash equivalents	$4,004,000	$6,730,000
Accounts receivable, net of allowance for doubtful accounts	3,300,000	2,102,000
Inventories, net	23,157,000	28,492,000
Prepaid expenses and other current assets	1,047,000	1,487,000
Total current assets	31,508,000	38,811,000

Property and equipment, net	6,058,000	6,019,000

Other assets	184,000	189,000

Total assets	$37,750,000	$45,019,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,344,000	$8,460,000
Allowance for sales returns	3,707,000	4,204,000
Accrued expenses and other current liabilities	1,323,000	2,052,000
Deferred revenue	2,876,000	3,206,000
Total current liabilities	16,250,000	17,922,000

Notes payable to related party shareholders	3,106,000	—
Other long-term obligations	—	60,000

Total liabilities	19,356,000	17,982,000

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series F Preferred stock – $.01 par value; 7,000 shares authorized; 0 and 571.43 shares issued and outstanding as of December 31, 2008 and 2007, respectively (liquidation preference as of December 31, 2007: $571,000 plus accrued dividends of $105,000)	—	—
Common stock – $.01 par value; 200,000,000 shares authorized; 14,061,237 and 13,426,803 shares issued as of December 31, 2008 and 2007, respectively; and 13,831,950 and 13,275,730 shares outstanding as of December 31, 2008 and 2007, respectively	138,000	133,000
Treasury stock	(1,612,000)	(1,430,000)
Additional paid-in capital	163,746,000	160,160,000
Accumulated deficit	(143,878,000)	(131,826,000)

Total stockholders’ equity	18,394,000	27,037,000
Total liabilities and stockholders’ equity	$37,750,000	$45,019,000

The accompanying notes are an integral part of these financial statements.

F – 2

Bluefly, Inc.
Statements of Operations
Years Ended December 31, 2008, 2007 and 2006
(dollars rounded to the nearest thousand, except per share data)

	2008	2007	2006

Net sales	$95,774,000	$91,493,000	$77,062,000
Cost of sales	60,288,000	58,754,000	46,153,000
Gross profit	35,486,000	32,739,000	30,909,000

Marketing expenses	14,523,000	16,063,000	14,196,000
Selling and fulfillment expenses	19,620,000	18,898,000	15,808,000
General and administrative expenses	12,191,000	13,848,000	13,001,000
Total operating expenses	46,334,000	48,809,000	43,005,000

Operating loss	(10,848,000)	(16,070,000)	(12,096,000)

Interest expense	(554,000)	(260,000)	(599,000)
Interest income	62,000	501,000	502,000

Net loss	(11,340,000)	(15,829,000)	(12,193,000)

Preferred stock dividends	(37,000)	(44,000)	(2,252,000)
Deemed dividend related to beneficial conversion feature on Series F Preferred Stock	(712,000)	—	(3,857,000)

Net loss available to common shareholders	$(12,089,000)	$(15,873,000)	$(18,302,000)

Basic and diluted net loss per common share	$(0.90)	$(1.21)	$(2.28)

Weighted average common shares outstanding (basic and diluted)	13,369,257	13,091,130	8,017,053

The accompanying notes are an integral part of these financial statements.

F – 3

Bluefly, Inc.
Statements of Changes in Shareholders' Equity
Years Ended December 31, 2008, 2007 and 2006
(Dollars rounded to the nearest thousand)

	Preferred Stock		Common Stock
	$.01 Par value		$.01 Par Value		Treasury Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2006	9,363,007	94,000	1,905,917	$19,000	-	$-	$115,699,000	$(99,947,000)	$15,865,000

Conversion of Preferred Stock	(9,362,436)	(94,000)	4,854,553	49,000	-	-	45,000	-	-

Stock based compensation	-	-	-	-	-	-	4,454,000	-	4,454,000

Sale of Common Stock, net of issuance expenses of of approximately $2.0 million	-	-	6,097,561	61,000	-	-	47,969,000	-	48,030,000

Issuance of Common Stock to Placement Agent	-	-	100,000	1,000	-	-	1,079,000	-	1,080,000

Warrants Issued to Third-Party	-	-	-	-	-	-	67,000	-	67,000

Dividends Paid to Related Party Shareholders	-	-	-	-	-	-	(19,512,000)	-	(19,512,000)

Deemed Dividends related to beneficial conversion on Series F Preferred Stock	-	-	-	-	-	-	3,857,000	(3,857,000)	-

Exercise of Employee Options	-	-	4,333	-	-	-	36,000	-	36,000

Issuance of Restricted Stock	-	-	86,122	1,000	-	-	(1,000)	-	-

Net Loss	-	-	-	-	-	-	-	(12,193,000)	(12,193,000)

Balance at December 31, 2006	571	-	13,048,486	$131,000	-	$-	$153,693,000	$(115,997,000)	$37,827,000

Stock based compensation	-	-	(2,968)	-	-	-	6,194,000	-	6,194,000

Issuance of Restricted Stock	-	-	42,619	-	-	-	-	-	-

Delivery of Restricted Stock Units			184,601	2,000	-	-	(2,000)	-	-
	-	-
Purchase of Treasury Stock	-	-	-	-	151,073	(1,430,000)	-	-	(1,430,000)

Exercise of Employee Options	-	-	2,806	-	-	-	25,000	-	25,000

Reversal of legal expenses related to June 2006 financing	-	-	-	-	-	-	250,000	-	250,000

Exercise of Related Party Warrant	-	-	186	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	(15,829,000)	(15,829,000)

Balance at December 31, 2007	571	-	13,275,730	$133,000	151,073	$(1,430,000)	$160,160,000	$(131,826,000)	$27,037,000

Stock based compensation	-	-	-	-	-	-	2,706,000	-	2,706,000

Delivery of Restricted Stock Units	-	-	301,454	3,000	-	-	(3,000)	-	-

Shares of Series F Preferred Stock
Converted into Common Stock	(571)	-	254,766	2,000	-	-	(2,000)	-	-

Warrants Issued to Third-Party	-	-	-	-	-	-	173,000	-	173,000

Issuance of Treasury Stock	-	-	-	-	78,214	(182,000)	-	-	(182,000)

Deemed Dividends related to beneficial conversion on Series F Preferred Stock	-	-	-	-	-	-	712,000	(712,000)	-

Net Loss	-	-	-	-	-	-	-	(11,340,000)	(11,340,000)

Balance at December 31, 2008	-	-	13,831,950	$138,000	229,287	$(1,612,000)	$163,746,000	$(143,878,000)	$18,394,000

The accompanying notes are an integral part of these financial statements

F – 4

Bluefly, Inc.
Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006
(dollars rounded to the nearest thousand)

	2008	2007	2006
Cash flows from operating activities:
Net loss	$(11,340,000)	$(15,829,000)	$(12,193,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,476,000	1,726,000	1,532,000
Warrants issued to supplier	—	—	153,000
Provisions for returns	(496,000)	(840,000)	1,636,000
Bad debt expense	553,000	669,000	643,000
Reserve for inventory obsolescence	290,000	2,735,000	1,000,000
Stock based compensation	2,706,000	6,194,000	4,454,000
Warrants issued to consultant	—	—	67,000
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,751,000)	(52,000)	(1,645,000)
Inventories	5,045,000	(7,038,000)	(8,449,000)
Prepaid expenses	446,000	(1,293,000)	(134,000)
Other assets	(198,000)	(114,000)	443,000
Increase (decrease) in:
Accounts payable and other long-term liabilities	(176,000)	3,698,000	(840,000)
Accrued expenses and other current liabilities	(548,000)	1,839,000	1,932,000
Interest payable to related party shareholders	106,000	—	(1,217,000)
Deferred revenue	(330,000)	376,000	1,046,000
Net cash used in operating activities	(3,217,000)	(7,929,000)	(11,572,000)

Cash flows from investing activities:
Purchases of property and equipment	(2,327,000)	(4,110,000)	(2,148,000)
Net cash used in investing activities	(2,327,000)	(4,110,000)	(2,148,000)

Cash flows from financing activities:
Repayment of related party notes	—	—	(19,512,000)
Dividends paid to related party shareholders	—	—	(4,000,000)
Purchase of treasury stock	(182,000)	(1,430,000)	—
Payments of capital lease obligation	—	(14,000)	(54,000)
Net proceeds from exercise of stock options	—	25,000	36,000
Proceeds from notes issued to related party shareholders	3,000,000	—	—
Net proceeds from June 2006 financing	—	—	48,030,000
Net cash provided by (used in) financing activities	2,818,000	(1,419,000)	24,500,000

Net (decrease) increase in cash and cash equivalents	(2,726,000)	(13,458,000)	10,780,000
Cash and cash equivalents – beginning of year	6,730,000	20,188,000	9,408,000
Cash and cash equivalents – end of year	$4,004,000	$6,730,000	$20,188,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$264,000	$130,000	$1,658,000
Deemed dividend related to beneficial conversion feature on Series F Preferred Stock	$712,000	$—	$3,857,000
Warrants issued to related party shareholders	$173,000	—	—
Issuance of common stock to placement agent	$—	$—	$1,080,000
Conversion of preferred stock to common stock	$2,000	$—	$391,000

The accompanying notes are an integral part of these financial statements.

F – 5

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

NOTE 1 – THE COMPANY

Bluefly, Inc., a Delaware corporation, (the “Company”), is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discount prices.  The Company’s e-commerce Web site (“Bluefly.com” or “Web site”) was launched in September 1998.  The Company operates in one business segment that has no operations outside the United States.

The Company has sustained net losses and negative cash flows from operations since inception.  During the year ended December 31, 2008, net cash used in operating activities was $3,217,000.  As of December 31, 2008, the Company had an accumulated deficit of $143,878,000.  Although the Company has experienced revenue growth in recent years, this growth should not be indicative of future performance, particularly given the challenging environment that the Company now faces.  The Company believes that it has sufficient liquidity from current funds and operating cash flow despite the disruption of the capital markets and the continued decline in economic conditions.  Moreover, the Company believes that its existing cash balance, combined with working capital and the funds available in connection with  the Company’s existing Credit Facility, will be sufficient to enable the Company to meet planned expenditures under a streamlined business plan through at least the next 12 months.  The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

In addition, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations.  Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing.  If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition
The Company recognizes revenue in accordance with Staff Accounting Bulletin No. 104 “Revenue Recognition” (“SAB 104”). Gross sales consists primarily of revenue from product sales and shipping and handling charges and is net of promotional discounts.  Net sales represent gross sales, less provisions for returns, credit card chargebacks and adjustments for uncollected sales tax.  Revenue is recognized when all the following criteria are met:

•	A customer executes an order.

•	The product price and the shipping and handling fee have been determined.

•	Credit card authorization has occurred and collection is reasonably assured.

•	The product has been shipped and received by the customer.

Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $2,876,000 and $3,206,000 as of December 31, 2008 and 2007, respectively.

Shipping and handling billed to customers is classified as revenue and freight cost incurred in connection with purchasing merchandise is classified as cost of goods sold in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF No. 00-10”).

Provisions for Sales Returns and Doubtful Accounts
The Company generally permits returns for any reason within 90 days of the sale.  The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of merchandise.  Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data.  Accounts receivable is presented on the Balance Sheets net of the allowance for doubtful accounts.  As of December 31, 2008 and 2007, the allowance for doubtful accounts was $80,000 and $106,000, respectively, and the allowance for sales returns was $3,707,000 and $4,204,000, respectively.

F – 6

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents.

Inventories, Net
Inventories, which consist of finished goods, are stated at the lower of cost or market.  Cost is determined by the first-in, first-out (“FIFO”) method.  The Company reviews its inventory levels in order to identify slow-moving merchandise and establishes a reserve for such merchandise. Inventory reserves are established based on historical data and management’s best estimate of excess inventory. Inventory may be marked down below cost if management determines that the inventory stock will not sell at its currently marked price.  Inventory is presented net of reserves on the Balance Sheets.

As of December 31, 2008 and 2007, inventories, net consists of the following, respectively:

	2008	2007

Inventory on hand	$22,751,000	$30,146,000
Inventory to be recovered due to returns	2,095,000	2,032,000
Inventory reserves	(1,689,000)	(3,686,000)
Total inventories, net	$23,157,000	$28,492,000

Property and Equipment, Net
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

Web Site Development Costs
In 2007, the Company began the process of developing an improved version of its Web site based on new licensed software pursuant to a Master License Agreement (the “Master License Agreement”) with a service provider.  In connection with the new version of its Web site, the Company has spent approximately $5,299,000, which has been capitalized.  In August 2008, the Company’s new version of its Web site was placed into service.

Costs related to the upgrade and development of the Web Site is accounted for in accordance with EITF Issue No. 00-02 “Accounting for Website Development Costs”, and to the extent they are capitalized, are amortized over 36 months.

Long-Lived Assets
The Company’s policy is to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  This evaluation is based on a number of factors, including expectations for operating income and undiscounted cash flows that will result from the use of such assets.  The Company has not identified any such impairment of assets.

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

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax

F – 7

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

positions that the Company has taken or expects to take on a tax return. As of the date of adoption, there were no tax positions for which it is reasonably possible that the total amounts of unrecognized tax benefits will significantly increase or decrease within twelve months from the date of adoption of FIN 48 or from December 31, 2007. As of December 31, 2008 and 2007, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. Upon the adoption of FIN 48, the Company’s open tax years extend back to 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising form uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Statements of Operations or Balance Sheets upon adoption of FIN 48 or as of and for the years ended December 31, 2008 and 2007.

Stock-Based Compensation
The Company’s Board of Directors has adopted three stock based employee compensation plans, one in April 2005, one in July 2000 and one in May 1997 (collectively the “Plans”), which are described more fully in Note 11.  The Plans, which provide for the granting of restricted stock, deferred stock unit awards and stock options, and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Vesting term for restricted stock generally range from one quarter to one year, while deferred stock unit awards vest quarterly over one to three years.  Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted and vesting terms range from immediately to a ratable vesting period of four years.  The Plans have an aggregate of 15,700,000 shares authorized for issuance.

On January 1, 2006, the start of the first quarter of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statements of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Results for prior periods have not been restated. Total share-based compensation expense recorded in the Statements of Operations for the years ended December 31, 2008, 2007 and 2006 was $2,706,000, $6,194,000 and $4,454,000, respectively.

Net Loss Per Share
The Company has determined Loss Per Share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic net loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for options, warrants, restricted stock awards and deferred stock unit awards, and the if-converted method for Subordinated Notes (defined in Note 10). Due to the Company’s net loss, (i) options and warrants to purchase shares of Common Stock, (ii) Preferred Stock and Subordinated Notes convertible into shares of Common Stock, (iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share as the effects would be anti-dilutive and accordingly, basic and diluted weighted average shares outstanding are equal for the periods presented:

F – 8

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

	2008	2007	2006

Net loss	$(11,340,000)	$(15,829,000)	$(12,193,000)

Preferred stock dividends	(37,000)	(44,000)	(2,252,000)
Deemed dividend related to beneficial conversion feature on Series F Preferred Stock	(712,000)	—	(3,857,000)

Net loss available to common shareholders	$(12,089,000)	$(15,873,000)	$(18,302,000)

Weighted average common shares outstanding (basic)	13,369,257	13,091,130	8,017,053

Options and warrants(1), (2)	—	—	—

Preferred stock and subordinated notes(1)	—	—	—

Restricted stock and deferred stock awards(1)	—	—	—

Weighted average common shares outstanding (diluted)	13,369,257	13,091,130	8,017,053

(1)
As of December 31, 2008, 2007 and 2006, respectively, the Company had weighted average shares of the following potentially dilutive securities that were excluded from the computation of net loss per share:

Options and warrants	—	29,228	34,635

Preferred stock and subordinated notes	364,231	571	4,234,658

Restricted stock and deferred stock awards	1,134,312	1,051,458	125,761

(2)
Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares as a result of the average market price of the Company’s Common Stock being greater than the exercise price of the options and warrants.

Marketing Expenses
In addition to marketing salaries, marketing expenses consist primarily of online advertising, print and media advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. In accordance with SOP 93-7 “Reporting on Advertising Costs,” the costs associated with online and print advertising are expensed as incurred, with the exception of production costs related to print and television advertising which are expensed entirely the first time the advertising takes place. The costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream. There were no amounts associated with direct mail campaigns capitalized at December 31, 2008 and 2007. For the years ended December 31, 2008, 2007 and 2006 marketing expenditures (excluding staff related costs) were approximately $13.6 million, $14.9 million and $13.0 million, respectively.

Fulfillment Expenses
The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor.  For the years ended December 31, 2008, 2007 and 2006, fulfillment expenses totaled $5,352,000, $4,390,000 and $4,409,000, respectively.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, including cash and cash equivalents, other assets, accounts payable, and accrued liabilities, approximate fair value due to their short maturities.

Recent Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, and (“SFAS 161”). SFAS 161 amends and expands the disclosure requirements of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS 161 is not expected to materially affect the Company’s financial condition and results of operations, but may require additional disclosures if the Company enters into derivative and hedging activities.

In April 2008, the FASB issued EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”).  EITF 07-05 provides guidance on determining what types of instruments or embedded features in an instrument held by a reporting entity can be considered indexed to its own stock for the purpose of evaluating the first criteria of the scope exception in paragraph 11(a) of FAS 133.  EITF 07-05 is effective for financial statements issued for fiscal years beginning after

F – 9

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

December 15, 2008 and early application is not permitted.  The adoption of this standard is not expected to have a material impact on the Company's financial position and operating results relating to its convertible securities.

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The equity component is determined by deducting the fair value of the liability component.  FSP APB 14-1 will become effective beginning in our first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable.  The adoption of this standard is not expected to have a material impact on the Company’s financial position and operating results relating to its convertible debt.

Concentration
The Company acquired approximately 31% and 38% of its inventory from one supplier for fiscal 2008 and 2007, respectively.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions include the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment, realization of deferred tax assets, and the calculations related to stock-based compensation.  Actual results could differ from those estimates.

The Company currently estimates that it will have adequate liquidity to fund operations beyond one year from December 31, 2008.  Such estimate is based on projected revenues, expenses and timing of various payments.  Should unforeseen events occur or should actual results differ from current estimates, the Company maybe unable to meet payment obligations as they come due which would have a material adverse impact on our operations.

NOTE 3 – REVERSE STOCK SPLIT

On March 13, 2008, the Company’s Board of Directors approved a 1-for-10 reverse stock split of the Company’s Common Stock. The record date for the reverse stock split was April 3, 2008, and the reverse stock split was effective as of 11:59 P.M. EST on the same date.  Retroactive restatement has been given to all share numbers in this report, and accordingly, all amounts including per share amounts are shown on a post-split basis.

NOTE 4 – NASDAQ COMPLIANCE

From August 2007 to April 2008, the Company was not in compliance with the $1.00 minimum per share requirement for continued listing as set forth in Nasdaq Marketplace Rule 4310(c)(4). Following the implementation of the reverse stock split described in Note 3, the Company’s Common Stock closed at a price of $1.00 or more for ten consecutive trading days, and regained compliance with such rule on April 17, 2008.  In addition, on April 16, 2008, the Company received a letter from the Nasdaq Listing Qualifications Staff (the “Staff”) stating that it had determined that the Company had failed to comply with the shareholder approval rules set forth in Nasdaq Marketplace Rule 4350(i)(1)(A) because certain warrants issued to affiliates of Soros Fund Management LLC (“Soros”) and private funds associated with Maverick Capital, Ltd. (“Maverick”) (each of whom has representation on the Company’s Board of Directors) in connection with their debt financing commitment had originally been issued with an exercise price based on the twenty-day trailing average trading price of the Company’s Common Stock, which was lower than the market value of the Company’s Common Stock on the day immediately preceding the issuance of the warrants.  The Staff advised the Company that the issuance of the warrants to Soros and Maverick at a price less than the market value would be treated as equity compensation and would require shareholder approval pursuant to Nasdaq Marketplace Rule 4350(i)(1)(A), unless the exercise price of the warrants was increased to market value.  Thereafter, the Company, Soros and Maverick agreed to amend the terms of the warrants to increase the exercise price of the warrants to a price equal to the market value of the Company’s Common Stock on the day immediately preceding the issuance of the warrants.  As a result,

F – 10

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

the Staff determined that the Company had regained compliance with such rule by amending the warrants to increase the exercise price.

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2008 and 2007, property and equipment, net consists of the following:

	2008	2007

Leasehold improvements	$1,924,000	$1,853,000
Office equipment	632,000	627,000
Computer equipment and software	10,090,000	9,505,000
Capitalized web site development costs	5,299,000	3,633,000
	17,945,000	15,618,000
Less: accumulated depreciation	(11,887,000)	(9,599,000)
	$6,058,000	$6,019,000

Depreciation and amortization of property and equipment was approximately $2,288,000, $1,639,000 and $1,419,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

NOTE 6 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2008 and 2007, prepaid expenses and other current assets consists of the following:

	2008	2007

Prepaid expenses	$470,000	$777,000
Prepaid inventory	155,000	294,000
Other current assets	422,000	416,000
	$1,047,000	$1,487,000

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2008 and 2007, accrued expenses and other current liabilities consists of the following:

	2008	2007

Salary, vacation and bonus accrual	$435,000	$802,000
Accrued media expenses	686,000	977,000
Other accrued expenses	202,000	273,000
	$1,323,000	$2,052,000

F – 11

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

NOTE 8 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are summarized as follows:

	2008	2007

Net operating losses	$37,927,000	$34,765,000
Depreciation and amortization	22,000	213,000
Accounts receivable and inventory reserves	852,000	374,000
Other accruals	139,000	304,000
Stock options	1,705,000	2,146,000
Returns reserve	1,448,000	1,641,000
	42,093,000	39,443,000
Valuation allowance	(42,093,000)	(39,443,000)
Net deferred tax asset (liability)	$—	$—

The Company is in an accumulated loss position for both financial and income tax reporting purposes.  The Company has U.S. Federal net operating loss carryforwards of approximately $97,000,000 at December 31, 2008 which have expiration dates from 2019 through 2028.  Pursuant to Section 382 of the Internal Revenue Code, the usage of these net operating loss carryforwards may be limited due to changes in ownership that have occurred or that may occur in the future.  The Company has not yet determined the impact, if any, that changes in ownership have had on net operating loss carryforwards.  The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:

	2008	2007	2006

Statutory federal income tax rate	(35.00)%	(34.00)%	(35.00)%
State tax benefit, net of federal taxes	(4.06)%	(5.04)%	(5.41)%
Equity compensation	8.95%	0.00%	2.13%
Adjustment for prior year taxes	5.24%	0.00%	0.00%
Other	1.16%	0.93%	0.10%
Valuation allowance on deferred tax asset (liability)	23.17%	38.11%	38.18%
Effective tax rate	00.00%	00.00%	00.00%

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Contracts
The Company has employment agreements with certain of its executive officers. These employment agreements have terms expiring through March 2012.  As of December 31, 2008, the Company's aggregate cash commitment for future base salary under these employment contracts are as follows:

2009	$1,113,000
2010	420,000
2011	233,000
2012	170,000
2013 & thereafter	—
$1,936,000

F – 12

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

Leases
The Company leases space under operating leases that expire at various dates through 2012. Future minimum lease payments under these operating leases, excluding utilities, that have initial or remaining non-cancelable terms in excess of one year are as follows:

2009	$655,000
2010	469,000
2011	335,000
2012	142,000
2013 & thereafter	—
$1,601,000

Rent expense (including amounts related to commercial rent tax) aggregated approximately $663,000, $500,000 and $566,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

Marketing Commitments
As of December 31, 2008, the Company has advertising and marketing commitments in connection with email services, agency fees and costs in connection with a national ad campaign of approximately $1,559,000 through December 31, 2009.

Subordinated Notes Obligation
As more fully discussed in Note 10, for each of the next five years and thereafter, the principal balance of the Company’s Subordinated Notes (defined thereafter) matures as follows:

2009	$—
2010	—
2011	3,000,000
2012	—
2013 & thereafter	—
$3,000,000

Legal Proceedings
The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on its financial condition.

NOTE 10 – 2008 COMMITMENT FROM RELATED PARTY

In March 2008, the Company entered into an agreement (the “Commitment”) with affiliates of Soros Fund Management LLC (“Soros”) and private funds associated with Maverick Capital, Ltd. (“Maverick”) pursuant to which they agreed to provide up to $3,000,000 of debt financing to the Company, on a standby basis, available until March 2009, provided that the commitment amount would be reduced by the gross proceeds of any equity financing consummated during the year.  The Company drew down the entire $3,000,000 of debt in July 2008.  The draw down is evidenced by subordinated convertible notes (the “Subordinated Notes”) that have a term expiring three years from the date of issuance and bear interest at the rate of 8% per annum, compounded annually.  Interest is payable upon maturity or conversion.  The Subordinated Notes are convertible, at the holder’s option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) Common Stock at a price per share equal to $3.65, which represented the 20-day trailing average stock price on the date of issuance of the Subordinated Notes.

As the interest expense on the outstanding principal balance of the Subordinated Notes are payable at maturity, the Company recorded approximately $106,000 of interest expense in its Statement of Operations for the year ended December 31, 2008 and recorded approximately $106,000 in its Balance Sheet as of December 31, 2008, which is included as part of the principal balance.

F – 13

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

As a result of the issuance of the Subordinated Notes, the conversion price of the Company's Series F Convertible Preferred Stock, automatically decreased from $8.20 to $3.65. In accordance with FASB Emerging Issue Task Force Issue No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, to Certain Convertible Instruments,” this reduction in the conversion price of the Company's Series F Preferred Stock resulted in a beneficial conversion feature of approximately $712,000 as part of its third quarter financial results. This non-cash charge, which is analogous to a dividend, resulted in a reduction in net loss available to common shareholders and, consequently an adjustment to the Company's computation of Net Loss Per Share.

In connection with the Commitment, the Company issued warrants to Soros and Maverick to purchase an aggregate of 52,497 shares of Common Stock at an exercise price equal to the trailing 20-day average stock price, or $4.40.  On April 8, 2008, the warrants were amended to increase the exercise price from $4.40 per share to $5.10 per share.  The exercise price of $5.10 per share equals the closing price of the Company’s Common Stock on the day immediately preceding the issuance of the warrants.  The modification had no accounting impact.

The Company used the Black-Scholes option pricing method (assumptions:  volatility 79.6%, risk free rate 2.96%, a five year expected life and zero dividend yield) to calculate the value of the 52,497 warrants issued in connection with the Commitment. Using those assumptions, a value of approximately $173,000 was assigned to the warrants. This amount was credited to Additional paid-in capital and is being accounted for as interest expense over the life of the Commitment which is one year.

NOTE 11 – SHAREHOLDERS’ EQUITY

Authorized Shares

The Company is incorporated in the State of Delaware and has 200,000,000 authorized shares of common stock, $.01 par value per share (“Common Stock”), and 25,000,000 authorized shares of preferred stock, $.01 par value per share (the “Preferred Stock”).  The Preferred Stock is designated as follows:  500,000 shares of Series A Convertible Preferred Stock (the “Series A Preferred Stock”); 9,000,000 shares of Series B Convertible Preferred Stock (the “Series B Preferred Stock”); 3,500 shares of Series C Convertible Preferred Stock (the “Series C Preferred Stock”); 2,100 shares of Series 2002 Convertible Preferred Stock (the “Series 2002 Convertible Preferred Stock”); 7,150 shares of Series D Convertible Preferred Stock (the “Series D Preferred Stock”); 1,000 shares of Series E Convertible Preferred Stock (the “Series E Preferred Stock”); 7,000 shares of Series F Convertible Preferred Stock (the “Series F Preferred Stock”); and 15,479,250 shares undesignated and available for issuance.

Following the effective date of the reverse stock split as described in Note 3, the par value of the Common Stock remained at $.01 per share.  As a result, the Company has reclassified certain amounts within Stockholders’ Equity by reducing Common Stock in the Balance Sheets and Statements of Changes in Shareholders Equity included herein on a retroactive basis for all periods presented, with a corresponding increase to Additional paid-in capital.

Preferred Stock

Outstanding Shares

In June 2006, all of the Series A, B, C, D and E shares of Preferred Stock, as well as a significant portion of the Series F Preferred Stock, were converted into shares of Common Stock, as more fully discussed in the “June 2006 Financing” below.  At December 31, 2008, at the option of the Series F Preferred Stock holders, all of the Company’s remaining Series F Preferred Stock, plus all outstanding accrued dividends, was converted into shares of Common Stock.

The terms of the Series F Preferred Stock were as follows:

Dividends

Each share of Series F Preferred Stock bore a cumulative compounding dividend, payable upon conversion in cash or Common Stock, at the Company’s option, at the rate of 7% per annum.

Ranking

The Series F Preferred Stock ranked senior to the Common Stock, with respect to the payment of distributions on liquidation, dissolution or winding up of the Company and with respect to the payment of dividends.

F – 14

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

Conversion

The Series F Preferred Stock contained anti-dilution provisions pursuant to which, subject to certain exceptions, in the event that the Company issued or sold its Common Stock or new securities convertible into its Common Stock in the future for less than the conversion price of the Series F Preferred Stock, the conversion price of the Series F preferred stock would be decreased to the price at which such Common Stock or other new securities are sold.  As more fully described below, the conversion price of the Series F Preferred Stock was reduced from a stated value of $23.20 per share to $8.20 per share in connection with the June 2006 Financing as a result of these anti-dilution provisions.

As more fully described in Note 10, as a result of the Company’s issuance of Subordinated Notes, the conversion price of the Series F Preferred Stock was further reduced from $8.20 per share to $3.65 per share in connection with the 2008 Commitment from a related party.

June 2006 Financing
On June 15, 2006 (the “Closing Date”), the Company completed a private placement (the “Private Placement”) through the sale of 6,097,561 shares of its common stock, par value $0.01 per share (the “Common Stock”), at a price of $8.20 per share.  The Private Placement was made to affiliates of Maverick Capital, Ltd. (“Maverick”) and Prentice Capital Management, LP (“Prentice”).  The aggregate proceeds from the Private Placement were $50,000,000, almost half of which was purchased by each of Maverick and Prentice. The purchase price of $8.20 per share represented an 11% premium to the closing bid price of the Common Stock on June 5, 2006, the date of signing of the definitive stock purchase agreement.  The shares purchased in the Private Placement included 20,302 shares of Common Stock that were purchased by a holder of Series D Convertible Preferred Stock in connection with the exercise of such holder’s preemptive rights. The amount purchased by Maverick and Prentice in the Private Placement was reduced on a pro rata basis as a result of the exercise of such holder’s preemptive rights.

Concurrent with the closing of the Private Placement, affiliates of Soros Fund Management LLC (“Soros”) converted all of their outstanding Preferred Stock into 4,472,996 shares of the Company’s Common Stock. The remaining shares of Series D Convertible Preferred Stock, which were held by investors other than Soros, automatically converted into an aggregate of 107,394 shares of Common Stock.  The placement agent for the Private Placement was paid a commission of 5% of the gross proceeds, half of which was paid by the Company and the other half by Soros.  Of the commission paid by the Company, $1,000,000 was paid through the issuance of Common Stock and the remainder was paid in cash.

On the Closing Date, the Company paid Soros $25,000,000 in cash, which represented $4,000,000 of the principal and $1,488,376 of accrued but unpaid interest on the outstanding convertible notes (the “Notes”) held by Soros and the majority of the accrued but unpaid dividends on the shares of Preferred Stock that were converted by Soros in connection with the Private Placement, with the remaining accrued but unpaid dividends on such shares of Preferred Stock paid in shares of Common Stock.  The remaining proceeds were used by the Company for general corporate purposes.  Subsequent to the Private Placement and the conversion of the Preferred Stock, Soros collectively owned approximately 39% of the Company’s Common Stock, and each of Maverick and Prentice owned approximately 24% of the Company’s Common Stock.

As a result of the Private Placement, the conversion price of the Company's Series F Convertible Preferred Stock, the majority of which was held by Soros, automatically decreased from $23.20 to $8.20. In accordance with FASB Emerging Issue Task Force Issue No. 00-27, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, to Certain Convertible Instruments,” this reduction in the conversion price of the Company's Series F Preferred Stock resulted in the Company recording a beneficial conversion feature in the approximate amount of approximately $3.9 million as part of its second quarter 2006 financial results. This non-cash charge, which is analogous to a dividend, resulted in an adjustment to the Company's computation of Net Loss Per Share.

The Company agreed to use its commercially reasonable efforts to (i) prepare and file with the Securities and Exchange Commission (the “Commission”) a registration statement (the “Registration Statement”) to register the shares of Common Stock sold in the Private Placement within 120 days of the Closing Date and (ii) cause the Registration Statement to be declared effective by the Commission within 180 days of the Closing Date.  The Registration Statement has since been filed and declared effective.

In connection with the June 2006 Private Placement, $603,928 of cumulative unpaid dividends was settled through the issuance of 79,464 shares of Common Shares. These shares were computed by using the conversion price of the Series D Preferred Stock ($7.60) as required by the terms of the Private Placement.

F – 15

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

In connection with the June 2006 Financing, the Company repaid the Convertible Promissory Notes issued to Soros in July and October 2003 (the “Notes”).  The Company paid $4,000,000 of principal and $1,488,376 of interest. The Notes were set to mature in May 2007 and bore interest at 12% per annum.

Warrants to Purchase Common Stock

Warrants to Soros

The Company has issued warrants to Soros in connection with past and recent financings, including the 2008 Commitment described in Note 10, as well as in connection with the Company’s previous Loan Facility (which has since been refinanced).

Warrants Issued to Consultant

In February 2006, the Company issued a warrant to a consultant in exchange for investor relations services. The Company used the Black-Scholes option pricing method (assumption:  volatility 118%, risk free rate 4.49%, five years expected life and zero dividend yield) to calculate the value of the 10,000 warrants issued in connection with a warrant issued to a consultant. Using those assumptions a value of approximately $67,000 was assigned to the warrant and charged to general and administrative expenses. These warrants expire in February 2011.

Warrants Issued to Maverick

In connection with the 2008 Commitment, the Company issued warrants to Maverick to purchase shares of Common Stock.  Warrants issued to Maverick are included in the table below and are more fully described in Note 10.

Warrants Issued to Investors

The Company used the Black-Scholes option pricing method (assumption:  volatility 79%, risk free rate 3.86% one and a half year expected life and zero dividend yield) to calculate the value of the 60,345 warrants issued in connection with the June 2005 Financing. Using those assumptions a value of approximately $423,000 was assigned to the warrant. In accordance with EITF 00-27, “Application of EITF Issue No. 98-5, “Application of EITF Issue No. 98-5, ‘Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios’, to Certain Convertible Instruments” the Company evaluated the total value ascribed to the warrants under Black-Scholes and compared that to the total proceeds raised. The Company recognized a beneficial conversion feature of approximately $87,000.

The following table represents warrants issued to purchase Common Stock as of December 31, 2008:

	Number of	Exercise Price	Expiration
Party	Warrants	Range	Dates

Investors	38,577	$39.60	January 2009
Soros	45,201	$5.10 – $8.80	September 2011 – March 2013
Maverick	19,796	$5.10	March 2013
Consultant	10,000	$10.00	February 2011
	113,574

Stock-Based Compensation Plans
The Company’s Board of Directors has adopted three stock based employee compensation plans.  The Plans, which provide for the granting of restricted stock, deferred stock units, stock options and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company.

In November 2006, the Company entered into three year employment contracts with its Chief Executive Officer (“CEO “) and then Chief Financial Officer (“CFO”). In connection with these agreements, the CEO and CFO were entitled to, among other things, (i) restricted stock awards under our Plans for a total of 86,122 shares of our Common Stock, (which vested in full on January 1, 2007) plus cash bonuses of $517,890 (intended to compensate them for the income taxes payable on such restricted stock awards) in exchange for

F – 16

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

the forfeiting of their right to certain fully vested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 251,849 shares of Common Stock; (ii) deferred stock unit awards under the Plan for 17,274 underlying shares of Common Stock (which vest quarterly over a two year period), in exchange for the forfeiting of their right to certain unvested and out-of-the-money stock options that would have been exercisable to purchase an aggregate of 32,645 shares of Common Stock; and (iii) subject to the approval of the Company’s stockholders of certain amendments to the Plans, deferred stock unit awards representing 826,452 shares of Common Stock with one-third of such deferred stock units vesting quarterly, in equal amounts, over a twelve month period, one-third vesting quarterly, in equal amounts, over a twenty-four month period, and one-third vesting quarterly, in equal amounts, over a thirty-six month period. The vesting period for all awards commenced on October 1, 2006. In May 2007 the Company’s stockholders approved these amendments to the Plans.

The Company recorded the exchange of the options for restricted stock and deferred stock unit awards as replacement awards, and therefore under SFAS No. 123R treated the exchange as a modification of the original option grant and recorded incremental compensation cost measured as the excess of the fair value of the replacement awards, measured immediately after modification, over the fair value of the cancelled award, measured immediately before modification, at the modification date. Total incremental compensation expense was approximately $507,000. In connection with these new awards, the Company recognized an expense of $9.3 million over three years beginning in the fourth quarter of 2006. Approximately $2.0 million, $4.5 million and $2.1 million of this expense was recognized in 2008, 2007 and 2006, respectively.

In connection with these grants described above, the Company has given the employee holders of the shares of Restricted Stock and Restricted Stock Units the ability to settle taxes due upon delivery of the shares on a net share basis. Shares used to satisfy taxes are then charged to Treasury Stock. During 2008, the Company acquired 78,214 shares of Treasury Stock.

Restricted Stock and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock and deferred stock units grants for key employees at December 31, 2008:
		Weighted Average	Deferred	Weighted Average
	Restricted	Grant Date	Stock	Grant Date
	Stock	Fair Value	Unit Awards	Fair Value
Balance at December 31, 2005	—	$—	—	$—
Shares / Units Granted	86,122	$9.50	986,227	$9.40
Shares / Units Forfeited	—	$—	—	$—
Balance at December 31, 2006	86,122	$9.50	986,227	$9.40
Shares / Units Granted	42,619	$12.60	54,440	$12.20
Shares / Units Forfeited	(2,968)	$12.70	(2,938)	$12.70
Shares / Units Restriction Lapses	(86,122)	$9.50	(322,984)	$9.40
Balance at December 31, 2007	39,651	$12.60	714,745	$9.60
Shares / Units Granted	8,625	$3.71	250,000	$4.99
Shares / Units Forfeited	(1,875)	$4.08	(305,627)	$6.82
Shares / Units Restriction Lapses	(39,651)	$12.60	(372,943)	$9.41
Balance at December 31, 2008	6,750	$3.60	286,175	$8.80

Aggregate Grant Date Fair Value	$24,300		$2,518,340

Vesting Service Period of Shares Granted	1 year		12 – 36 months

Number of Shares / Units Vested During
December 31, 2006	—		—

Number of Shares / Units Non-vested at
December 31, 2006	86,122		986,227

F – 17

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

Number of Shares / Units Vested During
December 31, 2007	86,122	322,984

Number of Shares / Units Non-vested at
December 31, 2007	39,651	714,745

Number of Shares / Units Vested During
December 31, 2008	39,651	372,943

Number of Shares / Units Non-vested at
December 31, 2008	6,750	56,327

For the years ended December 31, 2008, 2007 and 2006 the Company recognized expense of approximately $2,274,000, $5,678,000 and $2,159,000, respectively, in connection with these awards.

As of December 31, 2008, the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $731,000. Total compensation cost is expected to be recognized over one year on a weighted average basis.

Stock Options

The following table summarizes the Company’s stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2005	803,853	$19.70
Options granted	52,100	$9.60
Options cancelled	(309,908)	$23.20
Options exercised	(4,333)	$8.20
Balance at December 31, 2006	541,712	$16.80
Options granted	6,000	$9.70
Options cancelled	(202,028)	$27.60
Options exercised	(2,806)	$8.90
Balance at December 31, 2007	342,878	$10.60
Options granted	38,000	$4.40
Options cancelled	(26,022)	$10.87
Options exercised	—	$—
Balance at December 31, 2008	354,856	$9.83

Vested at December 31, 2006	368,288	$18.30

Vested at December 31, 2007	287,113	$10.40

Vested at December 31, 2008	317,064	$10.32

F – 18

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

The stock options are exercisable in different periods through 2018.  Additional information with respect to the outstanding options as of December 31, 2008, is as follows:

	Options Outstanding			Options Exercisable

		Weighted				Weighted
		Average	Weighted		Weighted	Average
		Remaining	Average		Average	Remaining
	Options	Contractual	Exercise	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price	Life

$0.51 – $2.50	3,000	9.7 Years	$2.30	—	$—	9.7 Years
$2.51 – $5.00	34,000	9.2 Years	$4.57	8,432	$4.58	9.2 Years
$5.01 – $7.50	—	—	$—	—	$—	—
$7.51 – $10.00	191,930	2.4 Years	$9.06	185,638	$9.07	2.4 Years
$10.01 – $12.50	62,250	4.9 Years	$11.93	61,922	$11.93	4.9 Years
$12.51 – $15.00	59,926	4.9 Years	$12.94	57,728	$12.95	4.9 Years
$15.51 – $17.50	2,000	6.8 Years	$16.30	1,594	$16.30	6.8 Years
$17.51 – $20.00	1,000	0.8 Years	$17.70	1,000	$17.70	0.8 Years
$20.51 – $25.00	375	2.1 Years	$21.60	375	$21.60	2.1 Years
$25.51 – $30.00	375	5.3 Years	$27.30	375	$27.30	5.3 Years

$0.51 – $30.00	354,856	4.0 Years	$9.83	317,064	$10.32	4.0 Years

The total fair value of the 50,319 options that vested during the year was approximately $519,000.  At December 31, 2008, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was 4.0 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants for the years ended December 31, 2008 and 2007, except for those described in connection with the Offer to Exchange. Other selected information is as follows:
	2008	2007	2006

Aggregate intrinsic value of outstanding options	$—	$—	$881,000

Aggregate intrinsic value of options exercised	$—	$7,000	$7,000

Weighted average fair value of options granted	$2.86	$9.70	$7.90

As of December 31, 2008, the total compensation cost related to non-vested stock option awards not yet recognized was $75,000. Total compensation cost is expected to be recognized over one year on a weighted average basis.

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's stock. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of the U.S. Treasury note in effect on the date of the grant.

The table below presents the assumptions used to calculate the fair value of options granted for the year ended December 31, 2008, 2007 and 2006 respectively:
	2008	2007	2006

Risk-free interest rate	2.65%	4.56%	4.65%
Expected life (in years)	5.0	5.5	6.0
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	79.47%	94.00%	101.00%

In January 2007, the Company commenced an exchange offer pursuant to which it is offering to exchange certain outstanding stock options issued to employees and non-employee directors for restricted stock awards and/or deferred stock unit awards. See Note 12 below.

NOTE 12 – OFFER TO EXCHANGE

In January 2007, the Company commenced an exchange offer (the “Offer”) pursuant to which it offered to exchange certain outstanding stock options issued to employees and non-employee directors for restricted stock awards and/or deferred stock unit awards.

F – 19

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

Employees (other than the CEO and CFO, who already had exchanged certain of their options pursuant to their employment agreements) and non-employee directors who held stock options with an exercise price greater than $15.00 were eligible to participate in the Offer.  Eligible options that were vested as of August 31, 2006 could be exchanged for restricted stock awards, and eligible options that were not vested as of that date could be exchanged for deferred stock unit awards.  Both the restricted stock awards and the deferred stock unit awards are subject to vesting provisions.  The number of restricted stock awards and/or deferred stock unit awards issued in exchanged for an eligible option grant was determined by the exchange ratio applicable to that particular option.

The Company had instituted the exchange offer because a considerable number of its employees had held options that had exercise prices higher than the current and recent trading prices of its common stock. The purpose of the exchange offer was to promote the interests of the Company’s stockholders by strengthening its ability to motivate and retain valued employees.

The exchange offer began on January 25, 2007 and ended on February 23, 2007. In connection with the Offer, an aggregate of 156,200 options were tendered in exchange for an aggregate of 47,247 shares of restricted stock and 39,441 shares of deferred stock unit awards. This represented approximately 95% of the total options that were eligible for exchange. The Company accounted for the exchange of Options for restricted stock and deferred stock unit awards as replacement awards in accordance with SFAS No. 123(R) and recognized an expense of $436,000 for the year ended December 31, 2007.

In February, 2008, the Company delivered 26,857 shares of Restricted Stock Issued in connection with this Offer.

NOTE 13 – FINANCING AGREEMENT

In March 2008 and in February 2009, the Company agreed to amendments to its credit facility (the credit facility as amended is hereafter referred to as the “Credit Facility”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) to (i) extend the term until July 26, 2011 from July 26, 2008; (ii) increase the rate at which interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25%; (iii) increase the monthly commitment fee on the unused portion of the Credit Facility to 0.50% from 0.35%; (iv) include a servicing fee of $3,333 per month; (v) increase the early termination fee to 1% of the revolving credit ceiling, from 0.50% through maturity; and (vi) amend the standby and documentary letter of credit fees to 3.25% and 2.75%, respectively.

In addition, the amendment provides that no revolving credit loans shall be made unless the full amount available pursuant to the Commitment has been advanced to the Company and is outstanding. Under the terms of a Subordination and Intercreditor Agreement, dated as of March 26, 2008 (the “Subordination Agreement”), Soros and Maverick have the right to purchase all of the Company’s obligations from Wells Fargo at any time if the Company is in default under the Credit Facility.

Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors.  The Credit Facility is secured by a lien on substantially all of the Company’s assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of the amount of the Company’s inventory and a certain percentage of the Company’s accounts receivable. The maximum availability is currently $7.5 million, but can be increased to $12.5 million at the Company’s request, subject to certain conditions.  As of December 31, 2008, total availability under the Credit Facility was approximately $6.0 million, of which $4.2 million was committed for letters of credit in favor of suppliers, leaving approximately $1.8 million available for further borrowings. The terms of the credit facility contain a material adverse condition clause.  This feature may limit the Company’s ability to obtain additional borrowings or result in a default on current outstanding letters of credit.

For the years ended December 31, 2008, 2007 and 2006, the Company incurred approximately $264,000, $130,000 and $170,000 of interest expense and fees, respectively, under the Credit Facility.

F – 20

Bluefly, Inc.
Notes to Financial Statements
December 31, 2008

NOTE 14 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Amounts in thousands, except per share data:

	Quarter Ended

2008	March 31,	June 30,	September 30,	December 31,

Net sales	$25,245	$23,334	$19,802	$27,393
Gross profit	$8,936	$9,098	$7,307	$10,145
Net loss	$(2,938)	$(2,036)	$(4,993)	$(1,373)
Preferred stock dividends(3)	$(11)	$(11)	$(12)	$(3)
Net loss available to common shareholders(2)	$(2,949)	$(2,047)	$(5,717)	$(1,376)
Net loss per common share – basic and diluted(2)	$(0.22)	$(0.15)	$(0.43)	$(0.10)

	Quarter Ended

2007	March 31,	June 30,	September 30,	December 31,

Net sales	$22,108	$21,608	$18,079	$29,698
Gross profit	$8,374	$8,463	$5,728	$10,174
Net loss	$(3,103)	$(2,142)	$(5,028)	$(5,556)
Preferred stock dividends	$(11)	$(11)	$(11)	$(11)
Net loss available to common shareholders(1)	$(3,114)	$(2,153)	$(5,039)	$(5,567)
Net loss per common share – basic and diluted(1)	$(0.24)	$(0.16)	$(0.39)	$(0.42)

(1)	Amount includes a write-off of approximately $1.5 million of inventory recorded in the fourth quarter.
(2)	Includes a beneficial conversion feature charge of approximately $712,000 in the third quarter.
(3)	As of December 31, 2008, all Series F Preferred Stock have been converted into Common Stock.

F – 21

Schedule II – Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2008

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to		Balance End of
	Beginning Balance at	Costs and Other	Other		Period
Description	December 31, 2007	Expenses	Accounts	Deductions	December 31, 2008

Allowance for Sales Returns	$(4,204,000)	$(59,665,000)	$—	$60,162,000	$(3,707,000)

Allowance for Doubtful Accounts	$(106,000)	$(553,000)	$—	$579,000	$(80,000)

Inventory Reserves	$(3,686,000)	$(290,000)	$—	$2,287,000	$(1,689,000)

Deferred Tax Valuation Allowance	$(39,443,000)	$(3,257,000)	$607,000	$—	$(42,093,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to		Balance End of
	Beginning Balance at	Costs and Other	Other		Period
Description	December 31, 2006	Expenses	Accounts	Deductions	December 31, 2007

Allowance for Sales Returns	$(5,043,000)	$(59,107,000)	$—	$59,946,000	$(4,204,000)

Allowance for Doubtful Accounts	$(397,000)	$(669,000)	$—	$960,000	$(106,000)

Inventory Reserves	$(1,055,000)	$(2,735,000)	$—	$104,000	$(3,686,000)

Deferred Tax Valuation Allowance	$(34,459,000)	$(5,460,000)	$476,000	$—	$(39,443,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to		Balance End of
	Beginning Balance at	Costs and Other	Other		Period
Description	December 31, 2005	Expenses	Accounts	Deductions	December 31, 2006

Allowance for Sales Returns	$(3,407,000)	$(50,126,000)	$—	$48,490,000	$(5,043,000)

Allowance for Doubtful Accounts	$(78,000)	$(643,000)	$—	$324,000	$(397,000)

Inventory Reserves	$(782,000)	$(1,000,000)	$—	$727,000	$(1,055,00)

Deferred Tax Valuation Allowance	$(30,712,000)	$(4,656,000)	$909,000	$—	$(34,459,000)

S– 1