Form 10-K/A
period 2008-12-31
BLUEFLY INC
filed 2009-03-10
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549
FORM 10-K / A
(Amendment No. 1)

[ X ]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]     No [X]

As of February 27, 2009, there were 13,831,950 shares of Common Stock, $.01 par value, of the registrant outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2008, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $8.3 million.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2009 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

EXPLANATORY NOTE

This Amendment No. 1 to the annual report on Form 10-K of Bluefly, Inc. (the “Company”) for the year ended December 31, 2008, originally filed on March 5, 2009, is being filed to correct a typographical error in the listing on the cover page of the number of shares of Common Stock outstanding as of February 27, 2009.  The correct number of shares outstanding as of such date is 13,831,950, as indicated on the cover page of this Amendment No. 1.

This Amendment No. 1 does not reflect events occurring after March 5, 2009 and does not update or modify in any way the results of operations, financial position, cash flows or other disclosures in the Company’s Form 10-K filed on March 5, 2009.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 to the Company’s Form 10-K under Item 15 of Part IV.

INDEX

		Page
Part IV.
Item 15.	Exhibits and Financial Statement Schedules	3
Signatures		4

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a) (3)	Exhibits:

Exhibit No.	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By  /s/ Melissa Payner-Gregor
Melissa Payner-Gregor
Chief Executive Officer

March 10, 2009