Form 10-Q
period 2009-03-31
BLUEFLY INC
filed 2009-05-05
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]        No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the past 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [   ]        No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ X ]
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]     No [X]

As of April 30, 2009, there were 13,852,047 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.
TABLE OF CONTENTS
MARCH 31, 2009

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Condensed Balance Sheets as of March 31, 2009 (unaudited)
	and December 31, 2008	3

	Condensed Statements of Operations for the three months ended
	March 31, 2009 and 2008 (unaudited)	4

	Condensed Statements of Cash Flows for the three months ended
	March 31, 2009 and 2008 (unaudited)	5

	Condensed Notes to Financial Statements (unaudited)	6 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	11 – 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II –	OTHER INFORMATION	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

Signatures		18

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
BLUEFLY, INC.
CONDENSED BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Current Assets:
Cash and cash equivalents	$2,003,000	$4,004,000
Accounts receivable — net of allowance for doubtful accounts	3,402,000	3,300,000
Inventories, net	20,835,000	23,157,000
Prepaid inventory	83,000	155,000
Prepaid expenses	345,000	470,000
Other current assets	376,000	422,000
Total current assets	27,044,000	31,508,000

Property and equipment, net	5,342,000	6,058,000

Other assets	181,000	184,000

Total assets	$32,567,000	$37,750,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,303,000	$8,344,000
Allowance for sales returns	3,073,000	3,707,000
Accrued expenses and other current liabilities	982,000	1,323,000
Deferred revenue	3,461,000	2,876,000
Total current liabilities	13,819,000	16,250,000

Notes payable to related party shareholders	3,000,000	3,000,000
Interest payable to related party shareholders	165,000	106,000

Total liabilities	16,984,000	19,356,000

Commitments and contingencies (Note 5)

Stockholders’ equity:
Common stock – $.01 par value; 200,000,000 shares authorized as of March 31, 2009 and December 31, 2008; 14,076,958 and 14,061,237 shares issued as of March 31, 2009 and December 31, 2008, respectively, 13,852,047 and l3,831,950 shares outstanding as of March 31, 2009 and December 31, 2008, respectively	138,000	138,000
Treasury stock	(1,617,000)	(1,612,000)
Additional paid-in capital	163,924,000	163,746,000
Accumulated deficit	(146,862,000)	(143,878,000)

Total stockholders’ equity	15,583,000	18,394,000

Total liabilities and stockholders’ equity	$32,567,000	$37,750,000

The accompanying notes are an integral part of these condensed financial statements.

BLUEFLY, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$19,902,000	$25,245,000
Cost of sales	13,127,000	16,309,000
Gross profit	6,775,000	8,936,000

Selling and fulfillment expenses	4,394,000	5,069,000
Marketing expenses	3,017,000	3,522,000
General and administrative expenses	2,170,000	3,247,000
Total operating expenses	9,581,000	11,838,000

Operating loss	(2,806,000)	(2,902,000)

Interest income	5,000	36,000
Interest expense	(183,000)	(72,000)

Net loss	$(2,984,000)	$(2,938,000)

Preferred stock dividends	--	(11,000)

Net loss available to common shareholders	$(2,984,000)	$(2,949,000)

Basic and diluted net loss per common share	$(0.22)	$(0.22)

Weighted average common shares outstanding
(basic and diluted)	13,832,679	13,251,101

The accompanying notes are an integral part of these condensed financial statements.

BLUEFLY, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash flows from operating activities:
Net loss	$(2,984,000)	$(2,938,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	789,000	409,000
Stock based compensation	178,000	799,000
Provisions for returns	(634,000)	761,000
Bad debt expense	116,000	166,000
Reserve for inventory obsolescence	(370,000)	--
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(218,000)	(1,316,000)
Inventories	2,692,000	1,812,000
Prepaid inventory	72,000	--
Prepaid expenses	125,000	130,000
Other assets	41,000	(259,000)
Increase (decrease) in:
Accounts payable and other long-term liabilities	(2,041,000)	(281,000)
Accrued expenses and other current liabilities	(336,000)	216,000
Interest payable to related party shareholders	59,000	--
Deferred revenue	585,000	(256,000)

Net cash used in operating activities	(1,926,000)	(584,000)

Cash flows from investing activities:
Purchases of property and equipment	(70,000)	(610,000)

Net cash used in investing activities	(70,000)	(610,000)

Cash flows from financing activities:
Purchase of treasury stock	(5,000)	(22,000)

Net cash used in financing activities	(5,000)	(22,000)

Net decrease in cash and cash equivalents	(2,001,000)	(1,216,000)
Cash and cash equivalents – beginning of period	4,004,000	6,730,000
Cash and cash equivalents – end of period	$2,003,000	$5,514,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$80,000	$48,000
Warrants issued to related party shareholders	$--	$173,000

The accompanying notes are an integral part of these condensed financial statements.

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying condensed financial statements include the accounts of Bluefly, Inc. (the “Company”). The condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2008.

The Company has sustained net losses and negative cash flows from operations since inception.  During the three months ended March 31, 2009, net cash used in operating activities was $1,926,000.  As of March 31, 2009, the Company had an accumulated deficit of $146,862,000.  The Company believes that it has sufficient liquidity from current funds and operating cash flow despite the disruption of the capital markets and the continued decline in economic conditions.  Moreover, the Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures under a streamlined business plan through at least the next 12 months.  The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

In the event that the Company experiences unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations.  Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a plan to reduce costs and/or raise additional debt or equity financing.  However, continued disruptions in the capital markets would make it difficult and expensive for the Company to obtain any debt or equity financing.  Management’s cost reduction plan would include a reduction in work force as well as reductions in overhead costs and capital expenditures. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

NOTE 2 – THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value.  The Company’s e-commerce Web site (“Bluefly.com” or “Web Site”) was launched in September 1998.

NOTE 3 – LOSS PER SHARE

The Company has determined Loss Per Share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic net loss per share excludes dilution and is computed by dividing loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for options, warrants, restricted stock awards and deferred stock unit awards, and the if-converted method for preferred stock and the Subordinated Notes. Due to the Company’s net loss, (i) options and warrants to purchase shares of Common Stock, (ii) preferred stock and Subordinated Notes convertible into shares of Common Stock, (iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share as the effects would be anti-dilutive and accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009

	Three Months Ended
	March 31,
	2009	2008

Net loss	$(2,984,000)	$(2,938,000)

Preferred stock dividends	--	(11,000)

Net loss available to common shareholders	$(2,984,000)	$(2,949,000)

Weighted average common shares outstanding (basic)	13,832,679	13,251,101

Options and warrants(1)(2)	--	--

Preferred stock and subordinated notes(1)	--	--

Restricted stock and deferred stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	13,832,679	13,251,101

(1)	For the three months ended March 31, 2009 and 2008, respectively, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Options and warrants	--	145

Preferred stock and subordinated notes	821,918	571

Restricted stock and deferred stock awards	541,545	1,055,191

(2)
Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

NOTE 4 – STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires that the costs resulting from all share-based payment transactions be recognized in the condensed financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Condensed Statements of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Total share-based compensation expense recorded in the Condensed Statements of Operations for the three months ended March 31, 2009 and 2008 was $178,000 and $799,000, respectively.

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

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009

The following table summarizes the Company’s stock option activity:
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2008	354,856	$9.83
Options granted	--	$--
Options cancelled	(13,595)	$11.19
Options exercised	--	$--
Balance at March 31, 2009	341,261	$9.78

Vested at December 31, 2008	317,064	$10.32

Vested at March 31, 2009	311,098	$10.22

During the first quarter of 2009, 13,595 options were cancelled through normal employee attrition, of which 12,826 options were vested and 769 options were non-vested. The total fair value of the options that vested during the first quarter of 2009 was approximately $131,000.  There were no stock options granted during the first quarter of 2009. At March 31, 2009, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was approximately 4 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants during the three months ended March 31, 2009. During the first quarter of 2009, no options were exercised and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

For the first quarter of 2009, the Company recognized an expense of approximately $12,000 in connection with these awards.

As of March 31, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $111,000. Total compensation cost is expected to be recognized over one year on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards
The following table is a summary of activity related to restricted stock awards and deferred stock unit awards for employees at March 31, 2009:

	Restricted	Deferred Stock
	Stock Awards	Unit Awards
Balance at December 31, 2008	6,750	286,175
Shares/Units granted	8,062	--
Shares/Units forfeited	--	(9,302)
Shares/Units restriction lapses	(6,750)	(18,338)
Balance at March 31, 2009	8,062	258,535

Weighted average grant date fair value per share	$0.73	$7.12

Aggregate grant date fair value	$5,885	$1,840,769

Weighted average vesting service period of shares granted	12 Months	12-36 Months

Number of shares/units vested at March 31, 2009	--	203,037

Number of shares/units unvested at March 31, 2009	8,062	55,499

For the first quarter of 2009, the Company recognized an expense of approximately $166,000 in connection with these awards.

As of March 31, 2009, the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $435,000.  Total compensation cost is expected to be recognized over a one year period on a weighted average basis.

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Employment Contracts
The Company has employment agreements with certain of its executive officers. These employment agreements have terms that expire on various dates through March 2012.  As of March 31, 2009, the Company's aggregate cash commitment for future base salary under these employment contracts are as follows:

2009	$1,110,000
2010	694,000
2011	232,000
2012	170,000
2013 & thereafter	--
$2,206,000

Leases
The Company leases space under operating leases that expire on various dates through 2012. Future minimum lease payments under these operating leases, excluding utilities, which have initial or remaining non-cancelable terms in excess of one year, are as follows:

2009	$474,000
2010	469,000
2011	335,000
2012	142,000
2013 & thereafter	--
$1,420,000

Rent expense (including amounts related to commercial rent tax) aggregated approximately $192,000 and $130,000 for the three months ended March 31, 2009 and 2008, respectively.

Marketing Commitments
As of March 31, 2009, the Company has advertising and marketing commitments in connection with email services, agency fees and costs in connection with a national advertising campaign of approximately $634,000 through March 31, 2010.

Subordinated Notes Obligation
The outstanding balance, including accrued interest, of the Company’s Subordinated Notes matures as follows:

2009	$--
2010	--
2011	3,165,000
2012	--
2013 & thereafter	--
$3,165,000

Legal Proceedings
The Company is, from time to time, involved in litigation incidental to the conduct of its business. The Company is not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on its financial condition.

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2009

NOTE 6 – RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The equity component is determined by deducting the fair value of the liability component.  FSP APB 14-1 is effective beginning in the Company’s first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable.  As the Company’s convertible debt instruments may not be settled in cash upon conversion, the adoption of this standard does not impact the Company’s financial position or operating results relating to its convertible debt.

In June 2008, the FASB issued Staff Position No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”), which address whether financial instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in Statement of Financial Accounting Standards No. 128, Earnings per Share.  As the Company’s financial instruments granted in share-based payment transactions are not participating securities prior to vesting, in accordance with EITF 03-6-1, the adoption of this standard does not impact the Company’s financial position or operating results relating to the financial instruments granted pursuant to its share-based payment programs.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value.  We launched our Web site in September 1998.

Our net sales decreased by approximately 21% to $19,902,000 for the three months ended March 31, 2009 from $25,245,000 for the three months ended March 31, 2008.  Our gross margin decreased to 34.0% for the three months ended March 31, 2009 from 35.4% for the three months ended March 31, 2008. Our gross profit decreased by 24% to $6,775,000 for the three months ended March 31, 2009 from $8,936,000 for the three months ended March 31, 2008. Our operating loss decreased slightly to $2,806,000 for the three months ended March 31, 2009 from $2,902,000 for the three months ended March 31, 2008.  This slight decrease was primarily a result of a decrease in variable operating expenses. Marketing expenses (excluding staff related costs) decreased to $2,818,000 for the first quarter of 2009 from $3,228,000 for the first quarter of 2008, primarily as a direct result of lower sales from marketing programs with variable costs.  Marketing expenses (including staff related costs) as a percentage of net sales increased to 15.2% for the three months ended March 31, 2009 compared to 14.0% for the three months ended March 31, 2008. Offline advertising expenses for the season were heavily weighted to the first quarter of 2009 and as the season and year continues, the mix of marketing expenditures will continue to shift toward online media as we believe that online marketing programs are more efficient as they are more easily measurable and can be optimized to achieve certain sales goals.

Our reserve for returns and credit card chargebacks decreased to 38.3% of gross sales for the first quarter of 2009 compared to 40.2% for the first quarter of 2008.  The decrease was primarily caused by a reduction in our return rate which was, in turn, caused in part, by a shift in our merchandise mix. Historically, our merchandise mix had been shifting towards higher end products which tend to drive return rates higher. As part of our streamlined business plan, we refined our merchandising mix to shift toward more contemporary merchandise and we believe this resulted in a decrease in the return rate as customers are making more decisive purchases.  Additionally, we believe that the reduction in return rate is partially caused by customers making fewer impulse purchases, which are more likely to be returned.

At March 31, 2009, we had an accumulated deficit of $146,862,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our preferred stock and the payment of dividends to holders of our preferred stock. Until the effects of the current economic downturn affected us, we had experienced consistent revenue growth. This growth should not be considered indicative of future performance, particularly given the challenging economic environment that we now face.

Results Of Operations

For The Three Months Ended March 31, 2009 Compared To The Three Months Ended March 31, 2008.

The following table sets forth our Condensed Statements of Operations data for the three months ended March 31st. All data is in thousands except as indicated below:

	2009		2008
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$19,902	100.0%	$25,245	100.0%
Cost of sales	13,127	66.0	16,309	64.6
Gross profit	6,775	34.0	8,936	35.4

Selling and fulfillment expenses	4,394	22.0	5,069	20.1
Marketing expenses	3,017	15.2	3,522	14.0
General and administrative expenses	2,170	10.9	3,247	12.9
Total operating expenses	9,581	48.1	11,838	46.9

Operating loss	(2,806)	(14.1)	(2,902)	(11.5)

Interest expense, net	(178)	(0.9)	(36)	(0.1)

Net loss	$(2,984)	(15.0)%	$(2,938)	(11.6)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

	2009	2008

Average Order Size (including shipping & handling)	$249.99	$273.65
New Customers Added during the Year*	46,605	56,855

*Based on unique email addresses

In addition to the condensed financial statement items and metrics listed above, we also report gross sales, which is a non-GAAP financial measure.  We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt.  We believe that the presentation of gross sales is useful to investors because (a) it provides an alternative measure of the total demand for the products sold by the Company and (b) it provides a basis upon which to measure the percentage of total demand that is reserved for both returns and bad debt.  Management uses the gross sales measure for these same reasons.

Net sales: Gross sales for the three months ended March 31, 2009 decreased by approximately 24% to $32,272,000 from $42,187,000 for the three months ended March 31, 2008. For the three months ended March 31, 2009, we recorded a provision for returns and credit card chargebacks and other discounts of $12,370,000 or approximately 38.3% of gross sales. For the three months ended March 31, 2008, the provision for returns and credit card chargebacks and other discounts was $16,942,000, or approximately 40.2% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in the return rate, which was primarily caused by a shift in our merchandise mix. Historically, our merchandise mix had been shifting towards higher end products which tend to have higher rates. As part of our streamlined business plan, we refined our merchandising mix to shift to more contemporary merchandise. Accordingly, we believe we experienced a corresponding decrease in the return rate.  In addition, we believe that the reduction in return rate is partially caused by customers making fewer impulse purchases, which are more likely to be returned.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the three months ended March 31, 2009 was $19,902,000. This represents a decrease of approximately 21% compared to the three months ended March 31, 2008, in which net sales totaled $25,245,000. The decrease in net sales resulted primarily from an 18% decrease in the number of new customers acquired as well as a 9% decrease in average order size which we believe to be primarily attributable to the current global economic downturn which has caused a continued decline in consumer spending. For the three months ended March 31, 2009, revenue from shipping and handling (which is included in net sales) decreased approximately 18% to $1,192,000 from $1,451,000 for the three months ended March 31, 2008. Shipping and handling revenue decreased at a smaller percentage than revenue as a whole as a result of a decrease in the average order size as compared to the decrease in overall product sales.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2009 totaled $13,127,000 resulting in a gross margin of approximately 34.0%. Cost of sales for the three months ended March 31, 2008 totaled $16,309,000, resulting in a gross margin of 35.4%. Gross profit decreased by approximately 24%, to $6,775,000 for the three months ended March 31, 2009 compared to $8,936,000 for the three months ended March 31, 2008. The decrease in both gross margin and gross profit was attributable to decreased product margins as a result of additional promotional incentives and increased freight costs in connection with customer shipments, which were partially offset by a decrease in inventory reserves.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by 13% for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. Selling and fulfillment expenses were comprised of the following:

	Three Months Ended March 31,				Percentage
(All data in thousands)	2009		2008		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$2,088	10.5%	$2,944	11.7%	(29.1)%
Technology	1,498	7.5	1,282	5.1	16.8
E-Commerce	808	4.0	843	3.3	(4.2)
Total selling and fulfillment expenses	$4,394	22.0%	$5,069	20.1%	(13.3)%

As a percentage of net sales, our selling and fulfillment expenses increased to 22.0% for the three months ended March 31, 2009 from 20.1% for the three months ended March 31, 2008.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses decreased for the three months ended March 31, 2009 by approximately 29.1% compared to the three months ended March 31, 2008 as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns).

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended March 31, 2009, technology expenses increased by approximately 16.8% compared to the three months ended March 31, 2008. This increase is attributable to increased depreciation expenses, included in technology expenses, of approximately $366,000 as compared to the three months ended March 31, 2008 related to the development of our new site, which was placed into service in August 2008 and was offset by a decrease in salary and salary related expenses of approximately $98,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the three months ended March 31, 2009, e-commerce expenses decreased by approximately 4.2% as compared to the three months ended March 31, 2008, as increases in expenses associated with photo shoots were offset by a decrease in salary expenses and consulting fees.

Marketing expenses:  Marketing expenses decreased by 14% to $3,017,000 for the three months ended March 31, 2009 from $3,522,000 for the three months ended March 31, 2008.

Marketing expenses include expenses related to online and print advertising, paid search, email campaigns, comparison engines, fees to affiliates, and direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses increased to 15.2% for the three months ended March 31, 2009 from 14.0% for the three months ended March 31, 2008.

The decrease in total marketing expenses was mainly attributable to a reduction in online marketing programs of approximately $367,000.  Total expenses related to the national print and television advertising campaign remained relatively unchanged at approximately $1,400,000 for the three months ended March 31, 2009 and 2008.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended March 31, 2009 decreased by approximately 33% to $2,170,000 as compared to $3,247,000 for the three months ended March 31, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation related to equity awards of approximately $574,000 and a decrease in salary and salary related expenses of approximately $339,000. These amounts were slightly offset by increases in rent expense of $62,000 and professional fees of approximately $156,000.

As a percentage of net sales, general and administrative expenses for the three months ended March 31, 2009 decreased to approximately 10.9% from 12.9% for the three months ended March 31, 2008.

Loss from operations:  Operating loss decreased slightly in the three months ended March 31, 2009 to $2,806,000 from $2,902,000 in the three months ended March 31, 2008.

Interest income: Interest income for the three months ended March 31, 2009 decreased to $5,000 from $36,000 for the three months ended March 31, 2008. These amounts related primarily to interest income earned on our cash balances.

Interest expense: Interest expense for the three months ended March 31, 2009 totaled $183,000, compared to $72,000 for the three months ended March 31, 2008. Interest expense consists of fees paid in connection with our credit facility, interest expense relating to our outstanding subordinated convertible notes and amortization expense from warrants issued to certain related parties.

Liquidity And Capital Resources

General

At March 31, 2009, we had approximately $2.0 million in cash and cash equivalents compared to $5.5 million and $4.0 million at March 31, 2008 and December 31, 2008, respectively. Working capital at March 31, 2009 and 2008 was $13.2 million and $18.6 million, respectively.  Working capital at December 31, 2008 was $15.3 million.  During the three months ended March 31, 2009, net cash used in operating activities was $1.9 million.  As of March 31, 2009, we had an accumulated deficit of $146.9 million.  We have incurred negative cash flows and net losses since inception.

The global economic downturn has negatively impacted, and may in the future negatively impact, our liquidity.  Until the effects of the economic downturn affected us, we had experienced consistent revenue growth. This growth should not be considered indicative of our future performance, particularly given the challenging economic environment that we now face.

We believe that we have sufficient liquidity from current funds and operating cash flow.  Moreover, we believe that our existing cash balance, combined with working capital, will be sufficient to enable us to meet planned expenditures under a streamlined business plan through at least the next 12 months.  The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

In the event that we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. Should we experience unanticipated losses or expenditures that exceed current estimates, management would implement a plan to reduce costs and/or raise additional debt or equity financing.  However, continued disruptions in the capital markets would make it difficult and expensive for us to obtain any debt or equity financing.  Our cost reduction plan would include a reduction in work force as well as reductions in overhead costs and capital expenditures.

There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”).  Pursuant to the terms of the credit facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of March 31, 2009, total availability under the credit facility was approximately $4.9 million of which $3.3 million was committed for letters of credit in favor of suppliers, leaving approximately $1.6 million available for further borrowings.  The credit facility contains a material adverse change clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility.

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

Total availability under our credit facility is based primarily upon our inventory levels. In addition, both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of March 31, 2009, we had approximately $83,000 of prepaid inventory and approximately $131,000 of prepaid marketing on our Condensed Balance Sheets compared to $140,000 and $662,000 as of March 31, 2008 and $155,000 and $174,000 as of December 31, 2008.

Commitments and Long Term Obligations

As of March 31, 2009, we had the following commitments and long term obligations:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Marketing and advertising	$634,000	$634,000	$--	$--	$--
Operating leases	1,420,000	626,000	794,000	--	--
Long-term obligations	3,165,000	--	3,165,000	--	--
Employment contracts	2,206,000	1,110,000	1,096,000	--	--
Total commitments and long-term obligations	$7,425,000	$2,370,000	$5,055,000	$--	$--

While we believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future, we are currently operating under a streamlined business plan. The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

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

Item 4T.  Controls and Procedures.

As of the end of the period covered by this Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following:  our history of losses and anticipated future losses; our ability to raise additional capital to support the growth of our business; risks associated with the economic downturn; risks associated with Nasdaq listing requirements; the success of our advertising campaign; risks associated with Soros, Maverick and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends;

cyclical variations in the apparel and e-commerce markets; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

Part II  - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows purchases of our own equity securities, which we completed during the first quarter of 2009:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs
	(1)
January 1, 2009 – January 31, 2009	--	$--	N/A	N/A
February 1, 2009 – February 28, 2009	--	$--	N/A	N/A
March 1, 2009 – March 31, 2009	6,303	$0.81	N/A	N/A

Total – Three months ended March 31, 2009	6,303	$0.81	N/A	N/A

(1)
These shares were withheld by the Company to satisfy the tax withholding obligations of certain officers and employees of the Company in connection with the distribution of common stock in respect of deferred stock units held by such officers and employees.

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
10.1
Sixth Amendment, dated as of February 17, 2009, to Loan and Security Agreement, dated as of July 25, 2006, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2009).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By: /s/ Melissa Payner-Gregor
Melissa Payner-Gregor
Chief Executive Officer

By: /s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

May 5, 2009