Form 10-Q
period 2009-06-30
BLUEFLY INC
filed 2009-08-06
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to __________

Commission File Number 000-24821

BLUEFLY, INC.
(Name of registrant as specified in its charter)

Delaware	13-3612110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

42 West 39th Street, New York, NY	10018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number: (212) 944-8000

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the past 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See the definitions of “larger accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 4, 2009, there were 13,853,172 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.

JUNE 30, 2009

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements

BLUEFLY, INC.

BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$1,812,000	$4,004,000
Accounts receivable — net of allowance for doubtful accounts	3,335,000	3,300,000
Inventories, net	18,452,000	23,157,000
Prepaid inventory	101,000	155,000
Prepaid expenses	207,000	470,000
Other current assets	433,000	422,000
Total current assets	24,340,000	31,508,000

Property and equipment, net	4,565,000	6,058,000

Other assets	173,000	184,000
Total assets	$29,078,000	$37,750,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,395,000	$8,344,000
Allowance for sales returns	2,305,000	3,707,000
Accrued expenses and other current liabilities	625,000	1,323,000
Deferred revenue	2,765,000	2,876,000
Total current liabilities	10,090,000	16,250,000

Notes payable to related party shareholders, net	2,298,000	3,000,000
Embedded derivative financial liability to related party shareholders	273,000	—
Interest payable to related party shareholders	226,000	106,000
Total liabilities	12,887,000	19,356,000

Commitments and contingencies

Stockholders’ equity:
Common stock – $.01 par value; 200,000,000 shares authorized as of June 30, 2009 and December 31, 2008; 14,088,762 and 14,061,237 shares issued as of June 30, 2009 and December 31, 2008, respectively, 13,853,172 and l3,831,950 shares outstanding as of June 30, 2009 and December 31, 2008, respectively	138,000	138,000
Treasury stock	(1,617,000)	(1,612,000)
Additional paid-in capital	164,075,000	163,746,000
Accumulated deficit	(146,405,000)	(143,878,000)
Total stockholders’ equity	16,191,000	18,394,000
Total liabilities and stockholders’ equity	$29,078,000	$37,750,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,
	2009	2008
Net sales	$19,858,000	$23,334,000
Cost of sales	11,974,000	14,236,000
Gross profit	7,884,000	9,098,000

Selling and fulfillment expenses	4,031,000	4,523,000
Marketing expenses	1,763,000	2,926,000
General and administrative expenses	1,929,000	3,590,000
Total operating expenses	7,723,000	11,039,000

Operating income (loss)	161,000	(1,941,000)

Interest income	5,000	13,000
Interest expense to related party shareholders	(275,000)	(43,000)
Interest expense	(77,000)	(65,000)

Net loss	(186,000)	(2,036,000)

Preferred stock dividends	—	(11,000)

Net loss available to common shareholders	$(186,000)	$(2,047,000)

Basic and diluted net loss per common share	$(0.01)	$(0.15)

Weighted average common shares outstanding
(basic and diluted)	13,843,985	13,269,123

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Net sales	$39,760,000	$48,579,000
Cost of sales	25,101,000	30,545,000
Gross profit	14,659,000	18,034,000

Selling and fulfillment expenses	8,425,000	9,592,000
Marketing expenses	4,780,000	6,448,000
General and administrative expenses	4,099,000	6,837,000
Total operating expenses	17,304,000	22,877,000

Operating loss	(2,645,000)	(4,843,000)

Interest income	10,000	49,000
Interest expense to related party shareholders	(512,000)	(43,000)
Interest expense	(159,000)	(137,000)

Net loss	(3,306,000)	(4,974,000)

Preferred stock dividends	—	(22,000)

Net loss available to common shareholders	$(3,306,000)	$(4,996,000)

Basic and diluted net loss per common share	$(0.24)	$(0.38)

Weighted average common shares outstanding
(basic and diluted)	13,838,363	13,259,059

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,306,000)	$(4,974,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,591,000	903,000
Stock based compensation	329,000	1,647,000
Provisions for returns	(1,402,000)	(862,000)
Bad debt expense	189,000	308,000
Reserve for inventory obsolescence	(370,000)	200,000
Amortization of discount on notes payable to related party shareholders	175,000	—
Change in fair value of embedded derivative financial liability to related party shareholders	175,000	—
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(224,000)	(698,000)
Inventories	5,075,000	3,037,000
Prepaid inventory	54,000	188,000
Prepaid expenses	263,000	(55,000)
Other assets	(16,000)	(169,000)
Increase (decrease) in:
Accounts payable and other long-term liabilities	(3,949,000)	(905,000)
Accrued expenses and other current liabilities	(693,000)	(678,000)
Interest payable to related party shareholders	120,000	—
Deferred revenue	(111,000)	(474,000)

Net cash used in operating activities	(2,100,000)	(2,532,000)

Cash flows from investing activities:
Purchases of property and equipment	(87,000)	(1,585,000)

Net cash used in investing activities	(87,000)	(1,585,000)

Cash flows from financing activities:
Purchase of treasury stock	(5,000)	(22,000)

Net cash used in financing activities	(5,000)	(22,000)

Net decrease in cash and cash equivalents	(2,192,000)	(4,139,000)
Cash and cash equivalents – beginning of period	4,004,000	6,730,000
Cash and cash equivalents – end of period	$1,812,000	$2,591,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$139,000	$129,000
Warrants issued to related party shareholders	$—	$173,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Bluefly, Inc. (the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K and Form 10-K/A for the year ended December 31, 2008.

The Company has sustained net losses and negative cash flows from operations since inception.  During the six months ended June 30, 2009, net cash used in operating activities was $2,100,000.  As of June 30, 2009, the Company had an accumulated deficit of $146,405,000.  The Company believes that it has sufficient liquidity from current funds and operating cash flow despite the disruption of the capital markets and the continued decline in economic conditions.  Moreover, the Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures under a streamlined business plan through at least the next 12 months.  The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

In the event that the Company experiences unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair the ability of the Company to fund future operations.  Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a plan to further reduce costs and/or raise additional debt or equity financing.  However, continued disruptions in the capital markets would make it difficult and expensive for the Company to obtain any debt or equity financing.  Management’s continued cost reduction plan would include a further reduction in work force as well as further reductions in overhead costs and capital expenditures. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Reclassifications

Certain amounts in the  financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

Summary of Significant Accounting Policies

Derivative financial instrument

As a result of the recent adoption of EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-05”), described more fully in Note 5, the Company carries an embedded derivative financial instrument on its Balance Sheet.  The Company does not use the embedded derivative financial instrument to manage financial exposure or enter into hedging activities.

The Company records its embedded derivative financial instrument on its Balance Sheet at fair value.  The fair value is based on a valuation model that requires inputs including contractual terms, market prices, yield curves and measures of volatility.  The Company’s embedded derivative financial instrument is classified as a Level II value on its Balance Sheet.  Any changes in fair value of the embedded derivative financial instrument are recorded in its Statement of Operations.

Concentration

For the three and six months ended June 30, 2009, the Company acquired approximately 40% and 32%, respectively, and for the three and six months ended June 30, 2008, the Company acquired approximately 41% and 39%, respectively, of its inventory from one supplier.

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

Subsequent events

In preparing these financial statements, the Company has evaluated subsequent events through August 4, 2009, which is the date that the financial statements are available for issuance.  The Company is not aware of any material significant events that occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

NOTE 2 – THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value.  The Company’s e-commerce Web site (“Bluefly.com” or “Web Site”) was launched in September 1998.

NOTE 3 – NET LOSS PER SHARE

The Company has determined net loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic net loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

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

	Three Months Ended
	June 30,
	2009	2008
Net loss	$(186,000)	$(2,036,000)

Preferred stock dividends	—	(11,000)

Net loss available to common shareholders	$(186,000)	$(2,047,000)

Weighted average common shares outstanding (basic)	13,843,985	13,269,123

Options and warrants(1)(2)	—	—

Preferred stock and subordinated notes(1)	—	—

Restricted stock and deferred stock awards(1)	—	—

Weighted average common shares outstanding (diluted)	13,843,985	13,269,123

(1) For the three months ended June 30, 2009 and 2008, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Options and warrants	—	4

Preferred stock and subordinated notes	821,918	571

Restricted stock and deferred stock awards	269,642	1,067,057

(2)   Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

	Six Months Ended
	June 30,
	2009	2008
Net loss	$(3,306,000)	$(4,974,000)

Preferred stock dividends	—	(22,000)

Net loss available to common shareholders	$(3,306,000)	$(4,996,000)

Weighted average common shares outstanding (basic)	13,838,363	13,259,059

Options and warrants(1)(2)	—	—

Preferred stock and subordinated notes(1)	—	—

Restricted stock and deferred stock awards(1)	—	—

Weighted average common shares outstanding (diluted)	13,838,363	13,259,059

(1) For the six months ended June 30, 2009 and 2008, respectively, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Options and warrants	—	88

Preferred stock and subordinated notes	821,918	571

Restricted stock and deferred stock awards	275,222	1,061,915

(2)   Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

NOTE 4 – SHARE-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted SFAS No. 123(R) using the modified prospective application method under which the provisions of SFAS No. 123(R) apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statements of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Total share-based compensation expense recorded in the Statements of Operations was $151,000 and $329,000 for the three and six months ended June 30, 2009, respectively, and $848,000 and $1,647,000 for the three and six months ended June 30, 2008, respectively.

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

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

The following table summarizes the Company’s stock option activity:

	Number of Shares	Weighted Average Exercise Price
Balance at December 31, 2008	354,856	$9.83
Options granted	—	$—
Options cancelled	(149,596)	$9.42
Options exercised	—	$—
Balance at June 30, 2009	205,260	$9.66

Vested at December 31, 2008	317,064	$10.32

Vested at June 30, 2009	148,760	$10.93

During the second quarter of 2009, 136,000 options were cancelled through normal employee attrition, of which 134,500 options were vested and 1,500 options were non-vested. The total fair value of the options that vested during the second quarter of 2009 was approximately $1,244,000.  There were no stock options granted during the second quarter of 2009. At June 30, 2009, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was approximately 4 years. The Company did not capitalize any compensation cost, or modify any of its stock option grants during the six months ended June 30, 2009. During the second quarter of 2009, no options were exercised and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

As of June 30, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $91,000. Total compensation cost is expected to be recognized over one year on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock awards and deferred stock unit awards for employees at June 30, 2009:

	Restricted	Deferred Stock
	Stock Awards	Unit Awards
Balance at December 31, 2008	6,750	286,175
Shares/Units granted	9,187	—
Shares/Units forfeited	—	(9,330)
Shares/Units restriction lapses	(6,750)	(18,338)
Balance at June 30, 2009	9,187	258,507

Weighted average grant date fair value per share	$0.90	$7.12

Aggregate grant date fair value	$8,268	$1,840,570

Weighted average vesting service period of shares granted	12 Months	12-36 Months

Number of shares/units vested at June 30, 2009	—	227,863

Number of shares/units unvested at June 30, 2009	9,187	30,644

As of June 30, 2009, the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $245,000.  Total compensation cost is expected to be recognized over a one year period on a weighted average basis.

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

NOTE 5 – SUBORDINATED CONVERTIBLE NOTES

In July 2008, the Company issued subordinated convertible notes (the “Subordinated Notes”) in the aggregate principal amount of $3,000,000 that have a term expiring three years from the date of issuance and bear interest at the rate of 8% per annum, compounded annually.  Interest is payable in cash upon maturity or conversion.

The Subordinated Notes are convertible, at the holder’s option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing in addition to (b) Common Stock at a price per share equal to $3.65, which represented the 20-day trailing average stock price on the date of issuance of the Subordinated Notes (collectively, the “embedded conversion feature”).

In connection with the adoption of EITF 07-05, Determining Whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock, (“EITF 07-05”) on January 1, 2009, the Company determined that the embedded conversion feature in the Subordinated Notes is not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and to be separately accounted for pursuant to Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities.

The Company measured the fair value of the Embedded Derivative using a Black-Scholes valuation model as of January 1, 2009 to determine the cumulative effect of the change in accounting principle to be recorded.  The Company also re-measured the fair value of the Embedded Derivative at June 30, 2009.  Any change in fair value is recorded as part of interest expense to related party shareholders.  The assumptions used at June 30, 2009 are as follows:

(Unaudited) June 30, 2009
Risk-free interest rate	1.11%
Expected life (in years)	2.06
Dividend yield	0.00%
Expected volatility	98.74%

Expected volatility is based on the historical volatility of the Company’s Common Stock, measured over the same period of time as the remaining maturity life of the Subordinated Notes.  The risk free interest rate is based on the interest rate for U.S. Treasury Notes having a maturity period equal to the remaining maturity life of the Subordinated Notes.

The Company recorded cumulative effect of the change in accounting principle of approximately $779,000, which was recognized as a decrease in accumulated deficit at January 1, 2009.  The amount recognized in the Company’s Balance Sheet upon the initial adoption of EITF 07-05 was determined based on the amounts that would have been recognized if EITF 07-05 had been applied from the issuance date of the Subordinated Notes and the amount recognized in the Company’s Balance Sheet upon the initial application of EITF 07-05.  In addition and as a result of the bifurcation, the Company recognized a discount on the Subordinated Notes of $877,000, which reduced the carrying value of the Subordinates Notes at the date of adoption.  This discount represents additional non-cash interest expense that is to be amortized over the remaining life of the Subordinated Notes and as a result, the Company incurred an incremental non-cash interest expense of approximately $136,000 related to Q1 2009.  The following table details the application of EITF 07-05 on previously reported results:

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

	As reported			As Adjusted
	March 31,	Adjustments		March 31,
BALANCE SHEET (Unaudited)	2009	(1)		2009
Assets
Current assets:
Cash and cash equivalents	$2,003,000	$		$2,003,000
Accounts receivable — net of allowance for doubtful accounts	3,402,000			3,402,000
Inventories, net	20,835,000			20,835,000
Prepaid inventory	83,000			83,000
Prepaid expenses	345,000			345,000
Other current assets	376,000			376,000
Total current assets	27,044,000			27,044,000

Property and equipment, net	5,342,000			5,342,000

Other assets	181,000			181,000

Total assets	$32,567,000	$		$32,567,000

Liabilities and stockholders equity
Current liabilities:
Accounts payable	$6,303,000	$		$6,303,000
Allowance for sales returns	3,073,000			3,073,000
Accrued expenses and other current liabilities	982,000			982,000
Deferred revenue	3,461,000			3,461,000
Total current liabilities	13,819,000			13,819,000

Notes payable to related party shareholders	3,000,000		(789,000)	2,211,000
Embedded derivative financial liability to related party shareholders	—		146,000	146,000
Interest payable to related party shareholders	165,000			165,000

Total liabilities	16,984,000		(643,000)	16,341,000

Stockholders’ equity:
Common stock	138,000			138,000
Treasury stock	(1,617,000)			(1,617,000)
Additional paid-in capital	163,924,000			163,924,000
Accumulated deficit	(146,862,000)		643,000	(146,219,000)

Total stockholders’ equity	15,583,000		643,000	16,226,000

Total liabilities and stockholders’ equity	$32,567,000		$—	$32,567,000

(1)
These adjustments include (i) a reduction in the carrying value of the notes payable to related party shareholders of $877,000 in the form of a discount, which represents additional non-cash interest expense to be amortized over the remaining maturity life, (ii) the recognition of an embedded derivative financial liability to related party shareholders of $98,000 and (iii) the cumulative effect of a change in accounting principle as a result of the adoption of EITF 07-05 on January 1, 2009 of $779,000 as a reduction in accumulated deficit.  These adjustments were offset by (iv) the amortization of the discount on notes payable to related party shareholders of $88,000 and (v) an increase in the fair value of the embedded derivative financial liability of $48,000, which both represent an incremental interest expense to related party shareholders of $136,000 for the three months ended March 31, 2009.

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

	As reported		As Adjusted
	Three months		Three months
	Ended		Ended
STATEMENT OF OPERATIONS	March 31,	Adjustments	March 31,
(Unaudited)	2009	(2)	2009
Operating loss	$(2,806,000)	$	$(2,806,000)

Interest income	5,000		5,000
Interest expense to related party shareholders	—	(238,000)	(238,000)
Interest expense	(183,000)	102,000	(81,000)

Net loss	$(2,984,000)	$(136,000)	$(3,120,000)

Basic and diluted net loss per common share	$(0.22)		$(0.23)

Weighted average common shares outstanding
(basic and diluted)	13,832,679		13,832,679

(2)
These adjustments include (i) the amortization of the discount on notes payable to related party shareholders of $88,000 and (ii) an increase in the fair value of the embedded derivative financial liability of $48,000, which both represent an incremental interest expense to related party shareholders of $136,000 for the three months ended March 31, 2009.  Furthermore, the Company reclassified (iii) $59,000 relating to accrued and unpaid interest expense to related party shareholders and (iv) $43,000 relating to amortization expense in connection with warrants issued to certain related parties.

As of June 30, 2009, the Company’s Subordinated Notes consisted of the following:

	(Unaudited)
	June 30,	December 31,
	2009	2008
Notes payable to related party shareholders	$3,000,000	$3,000,000
Unamortized discount on notes payable to related party shareholders	(702,000)	—

Total notes payable to related party shareholders, net	$2,298,000	$3,000,000

For the three and six month periods ended June 30, 2009, the Company recognized interest expense in connection with its Subordinated Notes, including changes in fair value of the Embedded Derivative, which were included in total interest expense to related party shareholders in the Statement of Operations, as follows:

(Unaudited)
Three Months Ended
June 30, 2009
Interest expense to related party shareholders	$61,000
Amortization of discount on notes payable to related party shareholders	87,000
Appreciation in fair value of embedded derivative financial liability to related party shareholders	127,000

Total interest expense to related party shareholders	$275,000

(Unaudited)
Six Months Ended
June 30, 2009
Interest expense to related party shareholders	$120,000
Amortization of discount on notes payable to related party shareholders	175,000
Appreciation in fair value of embedded derivative financial liability to related party shareholders	175,000

Total interest expense to related party shareholders	$470,000

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

NOTE 6 - FAIR VALUE

Effective January 1, 2008, the Company implemented Statement of Financial Accounting Standards No. 157, Fair Value Measurement, ("SFAS 157"), which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements except as it applied to the non-financial assets and non-financial liabilities subject to FASB Staff Position 157-2 ("FSP 157-2"), which the Company adopted on January 1, 2009. The Company’s financial instruments consist of cash and cash equivalents, other assets, accounts payable, and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to their short maturities. The fair value hierarchy for disclosure of fair value measurements under SFAS 157 is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

In connection with the determination of the Embedded Derivative in the Subordinated Notes discussed in Note 5, the Company evaluates the fair value measurement of the Embedded Derivative on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s liabilities that were measured at fair value as of June 30, 2009, by level within the fair value hierarchy:

	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Embedded conversion feature	$273,000	$—	$273,000	$—

Total embedded derivative financial liability	$273,000	$—	$273,000	$—

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued Staff Position No. APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) ("FSP APB 14-1") that requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount would be amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The equity component is determined by deducting the fair value of the liability component.  FSP APB 14-1 is effective beginning in the Company’s first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable.  As the Company’s Subordinated Notes may not be settled in cash upon conversion, the adoption of this standard does not impact the Company’s financial position or operating results relating to its convertible debt.

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

BLUEFLY, INC.
CONDENSED NOTES TO FINANCIAL STATEMENTS (unaudited)
JUNE 30, 2009

In May 2009, the FASB issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which is effective June 30, 2009.  SFAS 165 provides guidance for disclosing events that occur after the balance sheet date, but prior to the issuance of the financial statements. The adoption of SFAS 165 will not have any impact to the Company’s financial position or operating results.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162 (“SFAS 168”), which is effective July 1, 2009.  SFAS 168 does not alter current U.S. generally accepted accounting principles, but rather integrates existing accounting standards with other authoritative guidance.  As a result of the integration, SFAS 168 will be a single source of authoritative guidance for non-governmental entities and will also supersede all other previously issued non-SEC accounting and reporting guidance.  The adoption of SFAS 168 will not have any impact to the Company’s financial position or operating results.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value.  We launched our Web site in September 1998.

Our net sales decreased by approximately 15% to $19,858,000 for the three months ended June 30, 2009 from $23,334,000 for the three months ended June 30, 2008.  Our gross margin percentage slightly increased to 39.7% for the three months ended June 30, 2009 from 39.0% for the three months ended June 30, 2008. Our gross profit dollars decreased by 13% to $7,884,000 for the three months ended June 30, 2009 from $9,098,000 for the three months ended June 30, 2008. We had operating income of $161,000 for the three months ended June 30, 2009 as compared to an operating loss of $1,941,000 for the three months ended June 30, 2008.  This improvement was primarily a result of a decrease in variable operating fulfillment expenses, a reduction in our marketing expenses and general and administrative expenses. We believe that the decrease in net sales was primarily attributable to our deliberate decrease in inventory purchases and the decline in consumer spending.

Marketing expenses (excluding staff related costs) decreased to $1,578,000 for the second quarter of 2009 from $2,664,000 for the second quarter of 2008, primarily as a result of a reduction in our national print and advertising campaign expenses of approximately $697,000 and a reduction in online marketing program expenses of approximately $390,000. Marketing expenses (including staff related costs) as a percentage of net sales decreased to 8.9% for the three months ended June 30, 2009 compared to 12.5% for the three months ended June 30, 2008. As offline advertising expenses for the season decrease, the mix of marketing expenditures will continue to shift toward online media as we believe that online marketing programs are more efficient because they are more easily measurable and can be optimized to achieve certain sales goals. General and administrative expenses decreased to $1,929,000 from $3,590,000 for the second quarter of 2008, primarily as a result of a reduction in salary and salary related expenses as well as a decrease in overall professional and consulting fees.

Our reserve for returns and credit card chargebacks decreased to 39.2% of gross sales for the second quarter of 2009 compared to 40.0% for the second quarter of 2008.  The decrease was primarily caused by a reduction in our return rate which was, in turn, caused in part, by a shift in our merchandise mix. Historically, our merchandise mix had been shifting towards higher end products which tend to drive return rates higher. As part of our streamlined business plan, we refined our merchandising mix to shift toward more contemporary merchandise and we believe this resulted in a decrease in the return rate. Additionally, we believe that the reduction in return rate is partially caused by customers making fewer impulse purchases, which are more likely to be returned.

At June 30, 2009, we had an accumulated deficit of $146,405,000. The net losses and accumulated deficit resulted from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our preferred stock and the payment of dividends to holders of our preferred stock. Prior to the beginning of the current economic downturn, in the second half of 2008, we had experienced consistent revenue growth. This growth should not be considered indicative of future performance, particularly given the challenging economic environment that we now face.

Results Of Operations

For The Three Months Ended June 30, 2009 Compared To The Three Months Ended June 30, 2008.

The following table sets forth our Statements of Operations data for the three months ended June 30th. All data is in thousands except as indicated below:

	2009		2008
		As a % of Net Sales		As a % of Net Sales
Net sales	$19,858	100.0%	$23,334	100.0%
Cost of sales	11,974	60.3	14,236	61.0
Gross profit	7,884	39.7	9,098	39.0

Selling and fulfillment expenses	4,031	20.3	4,523	19.4
Marketing expenses	1,763	8.9	2,926	12.5
General and administrative expenses	1,929	9.7	3,590	15.4
Total operating expenses	7,723	38.9	11,039	47.3

Operating income (loss)	161	0.8	(1,941)	(8.3)

Interest expense, net	(347)	(1.7)	(95)	(0.4)

Net loss	$(186)	(0.9)%	$(2,036)	(8.7)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

	2009	2008
Average order size (including shipping & handling)	$268.79	$285.14
New customers added during the period*	38,718	45,674

*	Based on unique email addresses

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

Net sales: Gross sales for the three months ended June 30, 2009 decreased by approximately 16% to $32,684,000 from $38,892,000 for the three months ended June 30, 2008. For the three months ended June 30, 2009, we recorded a provision for returns and credit card chargebacks and other discounts of $12,826,000 or approximately 39.2% of gross sales. For the three months ended June 30, 2008, the provision for returns and credit card chargebacks and other discounts was $15,558,000, or approximately 40.0% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in the return rate, which was primarily caused by a shift in our merchandise mix. Historically, our merchandise mix had been shifting towards higher end products which tend to have higher rates. As part of our streamlined business plan, we refined our merchandising mix to shift to more contemporary merchandise. Accordingly, we believe we experienced a corresponding decrease in the return rate.  In addition, we believe that the reduction in return rate is partially caused by customers making fewer impulse purchases, which are more likely to be returned.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the three months ended June 30, 2009 was $19,858,000. This represents a decrease of approximately 15% compared to the three months ended June 30, 2008, in which net sales totaled $23,334,000. The decrease in net sales resulted primarily from a 15% decrease in the number of new customers acquired as well as a 6% decrease in average order size. We believe that the decrease in both of these measures was primarily attributable to our deliberate decrease in inventory purchases and the decline in consumer spending. For the three months ended June 30, 2009, revenue from shipping and handling (which is included in net sales) decreased approximately 12% to $1,187,000 from $1,344,000 for the three months ended June 30, 2008. Shipping and handling revenue decreased at a smaller percentage than revenue as a whole as a result of a decrease in the average order size as compared to the decrease in overall product sales, which resulted in additional orders being shipped.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended June 30, 2009 totaled $11,974,000 resulting in a gross margin percentage of approximately 39.7%. Cost of sales for the three months ended June 30, 2008 totaled $14,236,000, resulting in a gross margin of 39.0%. Gross profit dollars decreased by approximately 13%, to $7,884,000 for the three months ended June 30, 2009 compared to $9,098,000 for the three months ended June 30, 2008. The decrease in gross profit dollars resulted from the related decrease in sales and increased freight costs in connection with customer shipments.  The slight increase in gross margin percentage was attributable to improved product margins resulting from a shift to contemporary merchandise and decreases in our inventory reserves, which were offset slightly by higher freight costs.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by 11% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. Selling and fulfillment expenses were comprised of the following:

	Three Months Ended June 30,				Percentage
(All data in thousands)	2009		2008		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)
Operating	$1,836	9.3%	$2,457	10.5%	(25.3)%
Technology	1,470	7.4	1,212	5.2	21.3
E-Commerce	725	3.6	854	3.7	(15.1)
Total selling and fulfillment expenses	$4,031	20.3%	$4,523	19.4%	(10.9)%

As a percentage of net sales, our selling and fulfillment expenses increased to 20.3% for the three months ended June 30, 2009 from 19.4% for the three months ended June 30, 2008.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses decreased for the three months ended June 30, 2009 by approximately 25.3% compared to the three months ended June 30, 2008 primarily as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns) and a decrease in labor costs associated with our customer service call center.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended June 30, 2009, technology expenses increased by approximately 21.3% compared to the three months ended June 30, 2008. This increase was attributable to increased amortization and depreciation expenses, included in technology expenses, of approximately $356,000 as compared to the three months ended June 30, 2008 related to the development of our new Website, which was placed into service in August 2008. The increase was partially offset by a decrease in salary and salary related expenses of approximately $129,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the three months ended June 30, 2009, e-commerce expenses decreased by approximately 15.1% as compared to the three months ended June 30, 2008, primarily as a result of decreases in salary and salary related expenses, which were partially offset by a slight increase in consulting fees.

Marketing expenses:  Marketing expenses decreased by 40% to $1,763,000 for the three months ended June 30, 2009 from $2,926,000 for the three months ended June 30, 2008.

Marketing expenses include expenses related to online and print advertising, paid search, email campaigns, comparison engines, fees to affiliates, and direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses decreased to 8.9% for the three months ended June 30, 2009 from 12.5% for the three months ended June 30, 2008.

The decrease in total marketing expenses was attributable to a reduction in national print and television advertising campaign expenses of approximately $697,000 and a reduction in online marketing program expenses of approximately $390,000.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended June 30, 2009 decreased by approximately 46% to $1,929,000 as compared to $3,590,000 for the three months ended June 30, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation of approximately $642,000, a decrease in salary and salary related expenses of approximately $558,000 and a decrease in overall professional fees of approximately $158,000.

As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2009 decreased to approximately 9.7% from 15.4% for the three months ended June 30, 2008.

Income (loss) from operations:  For the three months ended June 30, 2009, we had operating income of $161,000 compared to an operating loss of $1,941,000 for the three months ended June 30, 2008.

Interest income: Interest income for the three months ended June 30, 2009 decreased to $5,000 from $13,000 for the three months ended June 30, 2008. These amounts related primarily to interest income earned on our cash balances.

Interest expense to related party shareholders: Interest expense to related party shareholders for the three months ended June 30, 2009 totaled $275,000 compared to $43,000 for the three months ended June 30, 2008. Interest expense to related party shareholders consists of amortization expense from warrants issued to certain related parties, accrued interest expense due upon maturity, non-cash changes in fair value of the embedded derivative and non-cash amortization of the discount relating to our outstanding subordinated convertible notes issued to certain related parties as a result of the application of a newly adopted accounting pronouncement.

Interest expense: Interest expense for the three months ended June 30, 2009 totaled $77,000, compared to $65,000 for the three months ended June 30, 2008. Interest expense consists primarily of fees paid in connection with our credit facility.

For The Six Months Ended June 30, 2009 Compared To The Six Months Ended June 30, 2008.

The following table sets forth our Statements of Operations data for the six months ended June 30th. All data is in thousands except as indicated below:

	2009		2008
		As a % of Net Sales		As a % of Net Sales
Net sales	$39,760	100.0%	$48,579	100.0%
Cost of sales	25,101	63.1	30,545	62.9
Gross profit	14,659	36.9	18,034	37.1

Selling and fulfillment expenses	8,425	21.2	9,592	19.7
Marketing expenses	4,780	12.0	6,448	13.3
General and administrative expenses	4,099	10.3	6,837	14.1
Total operating expenses	17,304	43.5	22,877	47.1

Operating loss	(2,645)	(6.7)	(4,843)	(10.0)

Interest expense, net	(661)	(1.6)	(131)	(0.2)

Net loss	$(3,306)	(8.3)%	$(4,974)	(10.2)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the six months ended June 30th, as indicated below:

	2009	2008
Average order size (including shipping & handling)	$258.88	$279.04
New customers added during the period*	85,323	102,529

*	Based on unique email addresses

Net sales: Gross sales for the six months ended June 30, 2009 decreased by approximately 20% to $64,956,000 from $81,079,000 for the six months ended June 30, 2008. For the six months ended June 30, 2009, we recorded a provision for returns and credit card chargebacks and other discounts of $25,196,000 or approximately 38.8% of gross sales. For the six months ended June 30, 2008, the provision for returns and credit card chargebacks and other discounts was $32,500,000, or approximately 40.1% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in the return rate, which was primarily caused by a shift in our merchandise mix. Historically, our merchandise mix had been shifting towards higher end products which tend to have higher rates. As part of our streamlined business plan, we refined our merchandising mix to shift to more contemporary merchandise. Accordingly, we believe we experienced a corresponding decrease in the return rate.  In addition, we believe that the reduction in return rate is partially caused by customers making fewer impulse purchases, which are more likely to be returned.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the six months ended June 30, 2009 was $39,760,000. This represents a decrease of approximately 18% compared to the six months ended June 30, 2008, in which net sales totaled $48,579,000. The decrease in net sales resulted primarily from a 17% decrease in the number of new customers acquired as well as a 7% decrease in average order size. We believe that the decrease in both of these measures was primarily attributable to our deliberate decrease in inventory purchases and the decline in consumer spending. For the six months ended June 30, 2009, revenue from shipping and handling (which is included in net sales) decreased approximately 15% to $2,379,000 from $2,794,000 for the six months ended June 30, 2008. Shipping and handling revenue decreased at a smaller percentage than revenue as a whole as a result of a decrease in the average order size as compared to the decrease in overall product sales.

Cost of sales: Cost of sales for the six months ended June 30, 2009 totaled $25,101,000 resulting in a gross margin percentage of approximately 36.9%. Cost of sales for the six months ended June 30, 2008 totaled $30,545,000, resulting in a gross margin percentage of 37.1%. Gross profit dollars decreased by approximately 19%, to $14,659,000 for the six months ended June 30, 2009 compared to $18,034,000 for the six months ended June 30, 2008. The decrease in both gross margin percentage and gross profit dollars was attributable to additional promotional incentives primarily in the first quarter, and increased freight costs in connection with customer shipments, which were partially offset by a decrease in inventory reserves and improvement in the product margin.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by 12% for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. Selling and fulfillment expenses were comprised of the following:

	Six Months Ended June 30,				Percentage
(All data in thousands)	2009		2008		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)
Operating	$3,925	9.9%	$5,401	11.1%	(27.3)%
Technology	2,967	7.5	2,494	5.1	19.0
E-Commerce	1,533	3.8	1,697	3.5	(9.7)
Total selling and fulfillment expenses	$8,425	21.2%	$9,592	19.7%	(12.2)%

As a percentage of net sales, our selling and fulfillment expenses increased to 21.2% for the six months ended June 30, 2009 from 19.7% for the six months ended June 30, 2008.

Operating expenses decreased for the six months ended June 30, 2009 by approximately 27.3% compared to the six months ended June 30, 2008 as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), decreased credit card fees and a reduction in salary and labor costs associated with our customer service call center.

For the six months ended June 30, 2009, technology expenses increased by approximately 19.0% compared to the six months ended June 30, 2008. This increase was attributable to increased depreciation expenses, included in technology expenses, of approximately $722,000 as compared to the six months ended June 30, 2008 related to the development of our new Website, which was placed into service in August 2008. This increase was partially offset by a decrease in salary and salary related expenses of approximately $227,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the six months ended June 30, 2009, e-commerce expenses decreased by approximately 9.7% as compared to the six months ended June 30, 2008, as increases in expenses associated with consulting fees and photo shoots were offset by a decrease in salary expenses.

Marketing expenses:  Marketing expenses (including staff related costs) decreased by 26% to $4,780,000 for the six months ended June 30, 2009 from $6,448,000 for the six months ended June 30, 2008.

As a percentage of net sales, our marketing expenses decreased to 12.0% for the six months ended June 30, 2009 from 13.3% for the six months ended June 30, 2008.

The decrease in total marketing expenses was mainly attributable to a reduction in online marketing programs expenses of approximately $775,000 and a reduction in national print and television advertising campaign expenses of approximately $681,000.

General and administrative expenses:  General and administrative expenses for the six months ended June 30, 2009 decreased by approximately 40% to $4,099,000 as compared to $6,837,000 for the six months ended June 30, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation of approximately $1,217,000, a decrease in salary and salary related expenses of approximately $897,000 and a decrease in overall professional fees of approximately $314,000.

As a percentage of net sales, general and administrative expenses for the six months ended June 30, 2009 decreased to approximately 10.3% from 14.1% for the six months ended June 30, 2008.

Loss from operations:  Operating loss decreased in the six months ended June 30, 2009 to $2,645,000 from $4,843,000 in the six months ended June 30, 2008.

Interest income: Interest income for the six months ended June 30, 2009 decreased to $10,000 from $49,000 for the six months ended June 30, 2008. These amounts related primarily to interest income earned on our cash balances.

Interest expense to related party shareholders: Interest expense to related party shareholders for the six months ended June 30, 2009 totaled $512,000 compared to $43,000 for the six months ended June 30, 2008. Interest expense to related party shareholders consists of amortization expense from warrants issued to certain related parties, accrued interest expense due upon maturity, non-cash changes in fair value of the embedded derivative and non-cash amortization of the discount relating to our outstanding subordinated convertible notes issued to certain related parties as a result of the application of a newly adopted accounting pronouncement.

Interest expense: Interest expense for the six months ended June 30, 2009 totaled $159,000, compared to $137,000 for the six months ended June 30, 2008. Interest expense consists primarily of fees paid in connection with our credit facility.

Liquidity And Capital Resources

General

At June 30, 2009, we had approximately $1.8 million in cash and cash equivalents compared to $4.0 million and $2.6 million at December 31, 2008 and June 30, 2008, respectively. Working capital at June 30, 2009 and 2008 was $14.3 million and $16.9 million, respectively.  Working capital at December 31, 2008 was $15.3 million.  During the six months ended June 30, 2009, net cash used in operating activities was $2.1 million.  As of June 30, 2009, we had an accumulated deficit of approximately $146.4 million.  We have incurred negative cash flows and net losses since inception.

The global economic downturn has negatively impacted, and may in the future negatively impact, our liquidity.  Prior to the beginning of the economic downturn in the second half of 2008, we had experienced consistent revenue growth. This growth should not be considered indicative of our future performance, particularly given the challenging economic environment that we now face.

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

In the event that we experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair our ability to fund future operations. Should we experience unanticipated losses or expenditures that exceed current estimates, management would implement a plan to further reduce costs and/or raise additional debt or equity financing.  However, continued disruptions in the capital markets would make it difficult and expensive for us to obtain any debt or equity financing.  Our continued cost reduction plan would include a further reduction in work force as well as further reductions in overhead costs and capital expenditures.

There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”).  Pursuant to the terms of the credit facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of June 30, 2009, total availability under the credit facility was approximately $4.1 million of which $3.0 million was committed for letters of credit in favor of suppliers, leaving approximately $1.1 million available for further borrowings.  The credit facility contains a material adverse change clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would become due and payable.

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

Total availability under our credit facility is based primarily upon our inventory levels. In addition, both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of June 30, 2009, we had approximately $101,000 of prepaid inventory and approximately $63,000 of prepaid marketing on our Balance Sheets compared to $155,000 and $174,000, respectively, as of December 31, 2008 and $106,000 and $610,000, respectively, as of June 30, 2008.

Commitments and Long Term Obligations

As of June 30, 2009, we had the following commitments and long term obligations:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Marketing and advertising	$543,000	$543,000	$—	$—	$—
Operating leases	1,250,000	509,000	741,000	—	—
Long-term obligations	3,225,000	—	3,225,000	—	—
Employment contracts	1,669,000	573,000	1,096,000	—	—
Total commitments and long-term obligations	$6,687,000	$1,625,000	$5,062,000	$—	$—

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following:  our history of losses and anticipated future losses; our ability to raise additional capital to support the growth of our business; risks associated with the economic downturn; risks associated with Nasdaq listing requirements;  the success of our advertising campaign; risks associated with Soros, Maverick and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel who do not have long term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

Part II  - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

On May 28, 2009, we held our annual meeting of stockholders.  At the meeting, our stockholders voted for ten directors, electing Riad Abrahams, Mario Ciampi, Barry Erdos, Michael Helfand, Ann Jackson, Martin Miller, Neal Moszkowski, Melissa Payner-Gregor, Anthony Plesner and David Wassong as members of the Board of Directors.

	Votes	Votes
	For	Withheld
Election of Riad Abrahams	11,534,767	254,880
Election of Mario Ciampi	11,469,739	319,908
Election of Barry Erdos	11,516,796	272,851
Election of Michael Helfand	11,533,864	255,783
Election of Ann Jackson	11,534,887	254,760
Election of Martin Miller	11,495,056	294,591
Election of Neal Moszkowski	11,533,327	256,320
Election of Melissa Payner-Gregor	11,515,675	273,972
Election of Anthony Plesner	11,524,839	264,808
Election of David Wassong	11,521,960	267,687

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By:	/s/ Melissa Payner-Gregor
Melissa Payner-Gregor
Chief Executive Officer

By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

August 4, 2009