Form 10-Q
period 2009-09-30
BLUEFLY INC
filed 2009-11-10
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission File Number 001-14498

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

As of November 6, 2009, there were 13,936,417 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.
TABLE OF CONTENTS
SEPTEMBER 30, 2009

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
BLUEFLY, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$4,061,000	$4,004,000
Accounts receivable — net of allowance for doubtful accounts	3,754,000	3,300,000
Inventories, net	17,907,000	23,157,000
Prepaid inventory	129,000	155,000
Prepaid expenses	205,000	470,000
Other current assets	537,000	422,000
Total current assets	26,593,000	31,508,000

Property and equipment, net	3,952,000	6,058,000

Other assets	148,000	184,000

Total assets	$30,693,000	$37,750,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,162,000	$8,344,000
Allowance for sales returns	3,057,000	3,707,000
Accrued expenses and other current liabilities	1,046,000	1,323,000
Deferred revenue	2,814,000	2,876,000
Total current liabilities	12,079,000	16,250,000

Notes payable to related party shareholders, net of discount	2,386,000	3,000,000
Embedded derivative financial liability to related party shareholders	526,000	--
Interest payable to related party shareholders	289,000	106,000

Total liabilities	15,280,000	19,356,000

Commitments and contingencies

Stockholders’ equity:
Common stock – $.01 par value; 200,000,000 shares authorized as of September 30, 2009 and December 31, 2008; 14,088,012 and 14,061,237 shares issued as of September 30, 2009 and December 31, 2008, respectively, 13,852,422 and l3,831,950 shares outstanding as of September 30, 2009 and December 31, 2008, respectively	138,000	138,000
Treasury stock	(1,617,000)	(1,612,000)
Additional paid-in capital	164,212,000	163,746,000
Accumulated deficit	(147,320,000)	(143,878,000)

Total stockholders’ equity	15,413,000	18,394,000
Total liabilities and stockholders’ equity	$30,693,000	$37,750,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2009	2008

Net sales	$17,108,000	$19,802,000
Cost of sales	10,269,000	12,495,000
Gross profit	6,839,000	7,307,000

Selling and fulfillment expenses	3,752,000	4,933,000
Marketing expenses	1,457,000	4,172,000
General and administrative expenses	2,095,000	3,021,000
Total operating expenses	7,304,000	12,126,000

Operating loss	(465,000)	(4,819,000)

Interest income	8,000	8,000
Interest expense to related party shareholders	(405,000)	(88,000)
Interest expense	(53,000)	(94,000)

Net loss	(915,000)	(4,993,000)

Preferred stock dividends	--	(12,000)
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	--	(712,000)

Net loss available to common shareholders	$(915,000)	$(5,717,000)

Basic and diluted net loss per common share	$(0.07)	$(0.43)

Weighted average common shares outstanding
(basic and diluted)	13,844,637	13,309,383

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Net sales	$56,868,000	$68,381,000
Cost of sales	35,370,000	43,040,000
Gross profit	21,498,000	25,341,000

Selling and fulfillment expenses	12,177,000	14,525,000
Marketing expenses	6,237,000	10,620,000
General and administrative expenses	6,194,000	9,858,000
Total operating expenses	24,608,000	35,003,000

Operating loss	(3,110,000)	(9,662,000)

Interest income	18,000	57,000
Interest expense to related party shareholders	(917,000)	(131,000)
Interest expense	(212,000)	(231,000)

Net loss	(4,221,000)	(9,967,000)

Preferred stock dividends	--	(34,000)
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	--	(712,000)

Net loss available to common shareholders	$(4,221,000)	$(10,713,000)

Basic and diluted net loss per common share	$(0.31)	$(0.81)

Weighted average common shares outstanding
(basic and diluted)	13,840,733	13,275,955

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net loss	$(4,221,000)	$(9,967,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,281,000	1,622,000
Stock based compensation	466,000	2,241,000
Provisions for returns	(650,000)	211,000
Bad debt expense	250,000	398,000
Reserve for inventory obsolescence	(370,000)	300,000
Amortization of discount on notes payable to related party shareholders	263,000	--
Change in fair value of embedded derivative financial liability to related party shareholders	428,000	--
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(704,000)	(1,453,000)
Inventories	5,620,000	(149,000)
Prepaid inventory	26,000	(688,000)
Prepaid expenses	265,000	(795,000)
Other assets	(98,000)	(150,000)
Increase (decrease) in:
Accounts payable	(3,182,000)	1,944,000
Accrued expenses and other current liabilities	(272,000)	530,000
Interest payable to related party shareholders	183,000	45,000
Deferred revenue	(62,000)	422,000

Net cash provided by (used in) operating activities	223,000	(5,489,000)

Cash flows from investing activities:
Purchases of property and equipment	(161,000)	(2,299,000)

Net cash used in investing activities	(161,000)	(2,299,000)

Cash flows from financing activities:
Proceeds from notes issued to related party shareholders	--	3,000,000
Purchase of treasury stock	(5,000)	(22,000)

Net cash (used in) provided by financing activities	(5,000)	2,978,000

Net increase (decrease) in cash and cash equivalents	57,000	(4,810,000)
Cash and cash equivalents – beginning of period	4,004,000	6,730,000
Cash and cash equivalents – end of period	$4,061,000	$1,920,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$181,000	$193,000
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	$--	$712,000
Warrants issued to related party shareholders	$--	$173,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

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

The Company has sustained net losses and negative cash flows from operations since inception.  As of September 30, 2009, the Company had an accumulated deficit of $147,320,000.  The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures under a streamlined business plan through at least the next 12 months.  The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

The Company is currently exploring sources of additional capital in order to maximize the growth of its business. However, there can be no assurance that the Company will be able to identify a source for such financing, or that such financing will be available on terms acceptable to the Company.  Should the Company experience unanticipated losses or expenditures that exceed current estimates and be unable to raise additional capital, management would implement a plan to further reduce costs. That plan would include a further reduction in work force as well as further reductions in overhead costs and capital expenditures. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Reclassifications

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

Summary of Significant Accounting Policies

Derivative financial instrument

As a result of the recent adoption of Financial Accounting Standards Board (“FASB”) guidance now codified as FASB Accounting Standards Codification (“ASC”) Topic 815-40, Contracts in Entity’s Own Equity, described more fully in Note 5, the Company carries an embedded derivative financial instrument on its Balance Sheet.  The Company does not use the embedded derivative financial instrument to manage financial exposure or enter into hedging activities.

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

Concentration

For the three and nine months ended September 30, 2009, the Company acquired approximately 14% and 25%, respectively, of its inventory from one supplier. For the three and nine months ended September 30, 2008, the Company acquired approximately 15% and 30%, respectively, of its inventory from one supplier.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

Subsequent events

In preparing these financial statements, the Company has evaluated subsequent events through November 10, 2009, which is the date that the financial statements were issued.  The Company is not aware of any material significant events that occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

NOTE 2 – THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value.  The Company’s e-commerce Web site (“Bluefly.com” or “Web Site”) was launched in September 1998.

NOTE 3 – NET LOSS PER SHARE

The Company has determined net loss per share in accordance with FASB guidance now codified as FASB ASC Topic 260, Earnings per Share. Basic net loss per share excludes dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for options, warrants, restricted stock awards and deferred stock unit awards, and the if-converted method for preferred stock and the Subordinated Notes. Due to the Company’s net loss, (i) options and warrants to purchase shares of Common Stock, (ii) preferred stock and Subordinated Notes convertible into shares of Common Stock, (iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

	Three Months Ended
	September 30,
	2009	2008

Net loss	$(915,000)	$(4,993,000)

Preferred stock dividends	--	(12,000)
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	--	(712,000)

Net loss available to common shareholders	$(915,000)	$(5,717,000)

Weighted average common shares outstanding (basic)	13,844,637	13,309,383

Options and warrants(1)(2)	--	--

Preferred stock and subordinated notes(1)	--	--

Restricted stock and deferred stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	13,844,637	13,309,383

(1) For the three months ended September 30, 2009 and 2008, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Options and warrants	482	[13]

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

Preferred stock and subordinated notes	821,918	822,301

Restricted stock and deferred stock awards	265,965	1,037,633

(2)     Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

	Nine Months Ended
	September 30,
	2009	2008

Net loss	$(4,221,000)	$(9,967,000)

Preferred stock dividends	--	(34,000)
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	--	(712,000)

Net loss available to common shareholders	$(4,221,000)	$(10,713,000)

Weighted average common shares outstanding (basic)	13,840,733	13,275,955

Options and warrants(1)(2)	--	--

Preferred stock and subordinated notes(1)	--	--

Restricted stock and deferred stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	13,840,733	13,275,955

(1) For the nine months ended September 30, 2009 and 2008, respectively, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Options and warrants	482	[13]

Preferred stock and subordinated notes	821,918	364,324

Restricted stock and deferred stock awards	272,116	1,056,244

(2)     Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

NOTE 4 – SHARE-BASED COMPENSATION

The Company accounts for stock-based compensation in accordance with the provisions of FASB guidance now codified as FASB ASC Topic 718, Compensation – Stock Compensation (“Topic 718”), which requires that the costs resulting from all share-based payment transactions be recognized in the financial statements at their fair values. The Company adopted Topic 718 using the modified prospective application method under which the provisions of Topic 718 apply to new awards and to awards modified, repurchased, or cancelled after the adoption date. Additionally, compensation cost for the portion of the awards for which the requisite service has not been rendered that are outstanding as of the adoption date is recognized in the Statements of Operations over the remaining service period after the adoption date based on the award’s original estimate of fair value. Total share-based compensation expense recorded in the Statements of Operations was $137,000 and $466,000 for the three and nine months ended September 30, 2009, respectively, and $594,000 and $2,241,000 for the three and nine months ended September 30, 2008, respectively.

Stock Options
The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the price of the Company's Common Stock. Management monitors

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of U.S. Treasury notes in effect on the date of the grant.

The following table summarizes the Company’s stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2008	354,856	$9.83
Options granted	11,000	$1.49
Options cancelled	(157,096)	$10.13
Options exercised	--	$--
Balance at September 30, 2009	208,760	$9.13

Vested at December 31, 2008	317,064	$10.32

Vested at September 30, 2009	176,803	$10.10

During the third quarter of 2009, 7,500 options were cancelled through normal employee attrition, of which 6,000 options were vested and 1,500 options were non-vested. During the third quarter of 2009, 28,043 options vested.  The total fair value of the options that vested during the third quarter of 2009 was approximately $283,000.  There were 11,000 options granted during the third quarter of 2009. At September 30, 2009, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was approximately 5 years. The Company did not capitalize any compensation cost, or modify any of its stock option grants during the nine months ended September 30, 2009. During the third quarter of 2009, no options were exercised and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

As of September 30, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $69,000. Total compensation cost is expected to be recognized over two years on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards
The following table is a summary of activity related to restricted stock awards and deferred stock unit awards for employees at September 30, 2009:< /fo nt>

	Restricted	Deferred Stock
	Stock Awards	Unit Awards
Balance at December 31, 2008	6,750	286,175
Shares/Units granted	9,187	--
Shares/Units forfeited	(750)	(12,529)
Shares/Units restriction lapses	(6,750)	(18,338)
Balance at September 30, 2009	8,437	255,308

Weighted average grant date fair value per share	$0.92	$7.17

Aggregate grant date fair value	$8,000	$1,831,000

Weighted average vesting service period of shares granted	12 Months	12-36 Months

Number of shares/units vested at September 30, 2009	--	240,358

Number of shares/units unvested at September 30, 2009	8,437	14,950

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

As of September 30, 2009, the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $41,000.  Total compensation cost is expected to be recognized within a one year period on a weighted average basis.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

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

In connection with the adoption of FASB guidance now codified as FASB ASC Topic 815-40, Contracts in Entity’s Own Equity, (“Topic 815-40”) on January 1, 2009, the Company determined that the embedded conversion feature in the Subordinated Notes is not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and must be separately accounted for pursuant to FASB guidance now codified as FASB ASC Topic 815-15, Derivatives and Hedging – Embedded Derivatives.

The Company measured the fair value of the Embedded Derivative using a Black-Scholes valuation model as of January 1, 2009 to determine the cumulative effect of the change in accounting principle to be recorded.  The Company also re-measured the fair value of the Embedded Derivative at September 30, 2009.  Any change in fair value is recorded as part of interest expense to related party shareholders.  The assumptions used at September 30, 2009 are as follows:

(Unaudited)
September 30, 2009

Risk-free interest rate	0.95%
Expected life (in years)	1.81
Dividend yield	0.00%
Expected volatility	110.94%

Expected volatility is based on the historical volatility of the price of the Company’s Common Stock, measured over the same period of time as the remaining maturity life of the Subordinated Notes.  The risk free interest rate is based on the interest rate for U.S. Treasury Notes having a maturity period equal to the remaining maturity life of the Subordinated Notes.

The Company recorded cumulative effect of the change in accounting principle of approximately $779,000, which was recognized as a decrease in accumulated deficit at January 1, 2009.  The amount recognized in the Company’s Balance Sheet upon the initial adoption of Topic 815-40 was determined based on the amounts that would have been recognized if Topic 815-40 had been applied from the issuance date of the Subordinated Notes and the amount recognized in the Company’s Balance Sheet upon the initial application of Topic 815-40.  In addition, as a result of the bifurcation, the Company recognized a discount on the Subordinated Notes of $877,000, which reduced the carrying value of the Subordinated Notes at the date of adoption.  This discount represents additional non-cash interest expense that is to be amortized over the remaining life of the Subordinated Notes and as a result, the Company incurred an incremental non-cash interest expense of approximately $136,000 for the three months ended March 31, 2009.  The following table details the application of Topic 815-40 on previously reported results:

	As reported		As Adjusted
	March 31,	Adjustments	March 31,
BALANCE SHEET (Unaudited)	2009	(1)	2009

Assets
Current assets:
Cash and cash equivalents	$2,003,000	$	$2,003,000
Accounts receivable — net of allowance for doubtful accounts	3,402,000		3,402,000

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

Inventories, net	20,835,000			20,835,000
Prepaid inventory	83,000			83,000
Prepaid expenses	345,000			345,000
Other current assets	376,000			376,000
Total current assets	27,044,000			27,044,000

Property and equipment, net	5,342,000			5,342,000

Other assets	181,000			181,000

Total assets	$32,567,000	$		$32,567,000

Liabilities and stockholders equity
Current liabilities:
Accounts payable	$6,303,000	$		$6,303,000
Allowance for sales returns	3,073,000			3,073,000
Accrued expenses and other current liabilities	982,000			982,000
Deferred revenue	3,461,000			3,461,000
Total current liabilities	13,819,000			13,819,000

Notes payable to related party shareholders	3,000,000		(789,000)	2,211,000
Embedded derivative financial liability to related party shareholders	--		146,000	146,000
Interest payable to related party shareholders	165,000			165,000

Total liabilities	16,984,000		(643,000)	16,341,000

Stockholders’ equity:
Common stock	138,000			138,000
Treasury stock	(1,617,000)			(1,617,000)
Additional paid-in capital	163,924,000			163,924,000
Accumulated deficit	(146,862,000)		643,000	(146,219,000)

Total stockholders’ equity	15,583,000		643,000	16,226,000

Total liabilities and stockholders’ equity	$32,567,000		$--	$32,567,000

(1)
These adjustments include (i) a reduction in the carrying value of the notes payable to related party shareholders of $877,000 in the form of a discount, which represents additional non-cash interest expense to be amortized over the remaining maturity life, (ii) the recognition of an embedded derivative financial liability to related party shareholders of $98,000 and (iii) the cumulative effect of a change in accounting principle as a result of the adoption of Topic 815-40 on January 1, 2009 of $779,000 as a reduction in accumulated deficit.  These adjustments were offset by (iv) the amortization of the discount on notes payable to related party shareholders of $88,000 and (v) an increase in the fair value of the embedded derivative financial liability of $48,000, which both represent an incremental interest expense to related party shareholders of $136,000 for the three months ended March 31, 2009.

	As reported		As Adjusted
	Three months		Three months
	Ended		Ended
STATEMENT OF OPERATIONS	March 31,	Adjustments	March 31,
(Unaudited)	2009	(2)	2009

Operating loss	$(2,806,000)	$	$(2,806,000)

Interest income	5,000		5,000
Interest expense to related party shareholders	--	(238,000)	(238,000)

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

Interest expense	(183,000)	102,000	(81,000)

Net loss	$(2,984,000)	$(136,000)	$(3,120,000)

Basic and diluted net loss per common share	$(0.22)		$(0.23)

Weighted average common shares outstanding
(basic and diluted)	13,832,679		13,832,679

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

As of September 30, 2009, the Company’s Subordinated Notes consisted of the following:

	(Unaudited)
	September 30,	December 31,
	2009	2008

Notes payable to related party shareholders	$3,000,000	$3,000,000
Unamortized discount on notes payable to related party shareholders	(614,000)	--

Total notes payable to related party shareholders, net	$2,386,000	$3,000,000

For the three and nine months ended September 30, 2009, the Company recognized interest expense in connection with its Subordinated Notes, including changes in fair value of the Embedded Derivative, which were included in total interest expense to related party shareholders in the Statement of Operations, as follows:

(Unaudited)
Three Months Ended
September 30, 2009

Interest expense to related party shareholders	$64,000
Amortization of discount on notes payable to related party shareholders	88,000
Appreciation in fair value of embedded derivative financial liability to related party Shareholders	253,000

Total interest expense to related party shareholders	$405,000

(Unaudited)
Nine Months Ended
September 30, 2009

Interest expense to related party shareholders	$183,000
Amortization of discount on notes payable to related party shareholders	306,000
Appreciation in fair value of embedded derivative financial liability to related party Shareholders	428,000

Total interest expense to related party shareholders	$917,000

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

NOTE 6 - FAIR VALUE

Effective  January 1, 2008,  the  Company  implemented  FASB guidance now codified as FASB ASC Topic 820,  Fair Value  Measurements and Disclosures,  ("Topic 820"),  which defines fair value, establishes a framework for measuring fair value and expands disclosure  about  fair  value  measurements except as it applied to the non-financial assets and non-financial liabilities subject to Topic 820-10, which the Company adopted on January 1, 2009.   The Company’s financial instruments consist of cash and cash equivalents, other assets, accounts payable and accrued expenses.  The carrying amounts of these financial instruments approximate fair value due to their short maturities. The fair value hierarchy for disclosure of fair value measurements under Topic 820 is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

In connection with the determination of the Embedded Derivative in the Subordinated Notes discussed in Note 5, the Company evaluates the fair value measurement of the Embedded Derivative on a recurring basis to determine the appropriate level to classify them for each reporting period. This determination requires significant judgments to be made by the Company. The following table sets forth the Company’s liabilities that were measured at fair value as of September 30, 2009, by level within the fair value hierarchy:

	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Liabilities:

Embedded conversion feature	$526,000	$--	$526,000	$--

Total embedded derivative financial liability	$526,000	$--	$526,000	$--

NOTE 7 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2008, the FASB issued FASB guidance now codified as FASB ASC Topic 470-20, Debt with Conversion and Other Options ("Topic 470-20"), which requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The equity component is determined by deducting the fair value of the liability component.  Topic 470-20 is effective beginning in the Company’s first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable.  As the Company’s Subordinated Notes may not be settled in cash upon conversion, the adoption of this standard on January 1, 2009 does not impact the Company’s financial position or operating results relating to its convertible debt.

In September 2008, the FASB issued FASB guidance now codified as FASB ASC Topic 260, Earnings per Share (“Topic 260”), which address whether financial instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method described in Topic 260.  As the Company’s financial instruments granted in share-based payment transactions are not participating securities prior to vesting, in accordance with Topic 260, the adoption of this standard on January 1, 2009 does not impact the Company’s financial position or operating results relating to the financial instruments granted pursuant to its share-based payment programs.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS (unaudited)
SEPTEMBER 30, 2009

In April 2009, the FASB issued FASB guidance now codified as FASB ASC Topic 825, Financial Instruments (“Topic 825”), which is effective June 15, 2009.  Topic 825 requires the Company to disclose the fair values of certain instruments in interim financial statements.  The Company adopted the provisions of Topic 825 on June 30, 2009.  The adoption of Topic 825 did not impact the Company’s financial position or operating results relating to the Company’s financial instruments.

In May 2009, the FASB issued FASB guidance now codified as FASB ASC Topic 855, Subsequent Events (“Topic 855”), which is effective June 15, 2009.  Topic 855 provides guidance for disclosing events that occur after the balance sheet date, but prior to the issuance of the financial statements. The Company adopted the provisions of Topic 855 on June 30, 2009.  The adoption of Topic 855 did not have any impact to the Company’s financial position or operating results.

In June 2009, the FASB issued FASB guidance now codified as FASB ASC Topic 105, Generally Accepted Accounting Principles (“Topic 105”), which is effective September 15, 2009.  Topic 105 does not alter current U.S. generally accepted accounting principles, but rather integrates existing accounting standards with other authoritative guidance.  As a result of the integration, Topic 105 will be a single source of authoritative guidance for non-governmental entities and will also supersede all other previously issued non-SEC accounting and reporting guidance.  The Company adopted the provisions of Topic 105 on September 30, 2009.  The adoption of Topic 105 did not have any impact to the Company’s financial position or operating results other than to change the references in the financial statement footnotes to the ASC topics.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value.  We launched our Web site in September 1998.

Our net sales decreased by approximately 14% to $17,108,000 for the three months ended September 30, 2009 from $19,802,000 for the three months ended September 30, 2008.  Our gross margin percentage increased to 40.0% for the three months ended September 30, 2009 from 36.9% for the three months ended September 30, 2008. Our gross profit dollars decreased by 6% to $6,839,000 for the three months ended September 30, 2009 from $7,307,000 for the three months ended September 30, 2008. We incurred an operating loss of $465,000 for the three months ended September 30, 2009 as compared to an operating loss of $4,819,000 for the three months ended September 30, 2008.  The improvement in operating loss was primarily a result of a reduction in our marketing expenses and general and administrative expenses and a decrease in variable operating fulfillment expenses. We believe that the decrease in net sales was primarily attributable to our planned decrease in inventory purchases in response to the overall decline in consumer spending.  We anticipate that this planned decrease in inventory purchases will continue to adversely impact revenues for future quarters unless we are successful in our efforts to raise additional capital for the business.

Marketing expenses (excluding staff related costs) decreased to $1,319,000 for the third quarter of 2009 from $3,949,000 for the third quarter of 2008, primarily as a result of a reduction in our national print and advertising campaign expenses of approximately $1,922,000 and a reduction in online marketing program expenses of approximately $607,000. Marketing expenses (including staff related costs) as a percentage of net sales decreased to 8.5% for the three months ended September 30, 2009 compared to 21.1% for the three months ended September 30, 2008. As offline advertising expenses decrease, the mix of marketing expenditures will continue to shift toward online media as we believe that online marketing programs are more efficient because they are more easily measurable and can be optimized to achieve certain sales goals. General and administrative expenses decreased to $2,095,000 from $3,021,000 for the third quarter of 2008, primarily as a result of a reduction in salary and salary related expenses as well as a decrease in overall professional and consulting fees.

Our reserve for returns and credit card chargebacks decreased to 37.9% of gross sales for the third quarter of 2009 compared to 39.4% for the third quarter of 2008.  The decrease was primarily caused by a reduction in our return rate which was, in turn, caused, in part, by a shift in our merchandise mix. Historically, our merchandise mix had been shifting towards higher end products, which tend to drive return rates higher. As part of our streamlined business plan, we refined our merchandising mix to shift toward more contemporary merchandise and we believe this resulted in a decrease in the return rate. Additionally, we believe that the reduction in return rate was partially caused by customers making fewer impulse purchases, which are generally more likely to be returned.

At September 30, 2009, we had an accumulated deficit of $147,320,000. The net losses and accumulated deficit resulted from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our preferred stock and the payment of dividends to holders of our preferred stock. Prior to the beginning of the current economic downturn in the second half of 2008, we had experienced consistent revenue growth. This growth should not be considered indicative of future performance, particularly given the challenging economic environment that we now face.

Results Of Operations

For The Three Months Ended September 30, 2009 Compared To The Three Months Ended September 30, 2008.

The following table sets forth our Statements of Operations data for the three months ended September 30th. All data is in thousands except as indicated below:

	2009		2008
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$17,108	100.0%	$19,802	100.0%

Cost of sales	10,269	60.0	12,495	63.1
Gross profit	6,839	40.0	7,307	36.9

Selling and fulfillment expenses	3,752	21.9	4,933	24.9
Marketing expenses	1,457	8.5	4,172	21.1
General and administrative expenses	2,095	12.3	3,021	15.2
Total operating expenses	7,304	42.7	12,126	61.2

Operating loss	(465)	(2.7)	(4,819)	(24.3)

Interest expense, net	(450)	(2.6)	(174)	(0.9)

Net loss	$(915)	(5.3)%	$(4,993)	(25.2)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

	2009	2008

Average order size (including shipping & handling)	$274.58	$292.03
New customers added during the period*	34,753	39,055

*Based on unique email addresses
In addition to the financial statement items and metrics listed above, we also report gross sales, which is a non-GAAP financial measure.  We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt.  We believe that the presentation of gross sales is useful to investors because (a) it provides an alternative measure of the total demand for the products sold by us and (b) it provides a basis upon which to measure the percentage of total demand that is reserved for both returns and bad debt.  Management uses the gross sales measure for these same reasons.

Net sales: Gross sales for the three months ended September 30, 2009 decreased by approximately 16% to $27,555,000 from $32,649,000 for the three months ended September 30, 2008. For the three months ended September 30, 2009, we recorded a provision for returns and credit card chargebacks and other discounts of $10,447,000 or approximately 37.9% of gross sales. For the three months ended September 30, 2008, the provision for returns and credit card chargebacks and other discounts was $12,847,000, or approximately 39.4% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in the return rate, which was, in part, caused by a shift in our merchandise mix. Historically, our merchandise mix had been shifting towards higher end products which tend to have higher return rates. As part of our streamlined business plan, we refined our merchandising mix to shift to more contemporary merchandise. Accordingly, we believe we experienced a corresponding decrease in the return rate.  In addition, we believe that the reduction in return rate was partially caused by customers making fewer impulse purchases, which are generally more likely to be returned.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the three months ended September 30, 2009 was $17,108,000. This represents a decrease of approximately 14% compared to the three months ended September 30, 2008, in which net sales totaled $19,802,000. The decrease in net sales resulted primarily from an 11% decrease in the number of new customers acquired as well as a 6.0% decrease in average order size. We believe that the decrease in both of these measures was primarily attributable to our planned decrease in inventory purchases in response to the overall decline in consumer spending. For the three months ended September 30, 2009, revenue from shipping and handling (which is included in net sales) decreased approximately 13% to $961,000 from $1,104,000 for the three months ended September 30, 2008. Shipping and handling revenue decreased at a smaller percentage than revenue as a whole as a result of a decrease in the average order size, which is based on orders placed by the customer, as compared to the decrease in overall product sales, which is based on quantity of merchandise purchased by the customer.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended September 30, 2009 totaled $10,269,000 resulting in a gross margin percentage of approximately 40.0%. Cost of sales for the three months ended September 30, 2008 totaled $12,495,000, resulting in a gross margin percentage of 36.9%. Gross profit dollars decreased by approximately 6%, to

$6,839,000 for the three months ended September 30, 2009 compared to $7,307,000 for the three months ended September 30, 2008. The decrease in gross profit dollars resulted from the related decrease in sales.  The increase in gross margin percentage was attributable to improved product margins resulting from a shift to contemporary merchandise and decreases in our inventory reserves, which were offset slightly by higher freight costs.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by 24% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Selling and fulfillment expenses were comprised of the following:

	Three Months Ended September 30,				Percentage
(All data in thousands)	2009		2008		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$1,662	9.7%	$2,105	10.6%	(21.0)%
Technology	1,265	7.4	1,768	8.9	(28.5)
E-Commerce	825	4.8	1,060	5.4	(22.2)
Total selling and fulfillment expenses	$3,752	21.9%	$4,933	24.9%	(23.9)%

As a percentage of net sales, our selling and fulfillment expenses decreased to 21.9% for the three months ended September 30, 2009 from 24.9% for the three months ended September 30, 2008.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses decreased for the three months ended September 30, 2009 by approximately 21.0% compared to the three months ended September 30, 2008 primarily as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns) and a decrease in fees associated with our customer service call center.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended September 30, 2009, technology expenses decreased by approximately 28.5% compared to the three months ended September 30, 2008. This decrease was attributable to a decrease in salary and salary related expenses of approximately $255,000, a decrease in consulting fees of approximately $124,000 and decrease in web hosting and software support expenses of approximately $116,000, which were partially offset by an increase in depreciation expenses, included in technology expenses, of approximately $25,000 as compared to the three months ended September 30, 2008 related to the development of our new Website, which was placed into service in August 2008.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the three months ended September 30, 2009, e-commerce expenses decreased by approximately 22.2% as compared to the three months ended September 30, 2008, primarily as a result of decreases in salary and salary related expenses of approximately $115,000 and a decrease in expenses associated with photo shoots of approximately $63,000.

Marketing expenses:  Marketing expenses decreased by 65% to $1,457,000 for the three months ended September 30, 2009 from $4,172,000 for the three months ended September 30, 2008.

Marketing expenses include expenses related to online and print advertising, paid search, email campaigns, comparison engines, fees to affiliates, and direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses decreased to 8.5% for the three months ended September 30, 2009 from 21.1% for the three months ended September 30, 2008.

The decrease in total marketing expenses was attributable to a reduction in national print and television advertising campaign expenses of approximately $1,922,000 and a reduction in online marketing program expenses of approximately $607,000.  In addition, as a response to our planned decrease in inventory purchases we reduced our marketing expenses.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended September 30, 2009 decreased by approximately 31% to $2,095,000 as compared to $3,021,000 for the three months ended September 30, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation of approximately $387,000, a decrease in salary and salary related expenses of approximately $304,000 and a decrease in overall professional fees of approximately $105,000.

As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2009 decreased to approximately 12.3% from 15.2% for the three months ended September 30, 2008.

Loss from operations:  For the three months ended September 30, 2009, we incurred an operating loss of $465,000 compared to an operating loss of $4,819,000 for the three months ended September 30, 2008.

Interest income: Interest income for the three months ended September 30, 2009 remained unchanged at $8,000. These amounts related primarily to interest income earned on our cash balances.

Interest expense to related party shareholders: Interest expense to related party shareholders for the three months ended September 30, 2009 increased to $405,000 from $88,000 for the three months ended September 30, 2008. Interest expense to related party shareholders consists of amortization expense from warrants issued to certain related parties, accrued interest expense due upon maturity, non-cash changes in fair value of the embedded derivative and non-cash amortization of the discount relating to our outstanding subordinated convertible notes issued to certain related parties as a result of the application of a newly adopted accounting pronouncement.  The increase in interest expense to related party shareholders was primarily the result of the recognition of the embedded derivative financial liability relating to the embedded conversion feature within the subordinated convertible notes and the amortization of the debt discount.

Interest expense: Interest expense for the three months ended September 30, 2009 totaled $53,000, compared to $94,000 for the three months ended September 30, 2008. Interest expense consists primarily of fees paid in connection with our credit facility.

For The Nine Months Ended September 30, 2009 Compared To The Nine Months Ended September 30, 2008.

The following table sets forth our Statements of Operations data for the nine months ended September 30th. All data is in thousands except as indicated below:

	2009		2008
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$56,868	100.0%	$68,381	100.0%
Cost of sales	35,370	62.2	43,040	62.9
Gross profit	21,498	37.8	25,341	37.1

Selling and fulfillment expenses	12,177	21.4	14,525	21.2
Marketing expenses	6,237	11.0	10,620	15.5
General and administrative expenses	6,194	10.9	9,858	14.4
Total operating expenses	24,608	43.3	35,003	51.2

Operating loss	(3,110)	(5.5)	(9,662)	(14.1)

Interest expense, net	(1,111)	(1.9)	(305)	(0.5)

Net loss	$(4,221)	(7.4)%	$(9,967)	(14.6)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

	2009	2008

Average order size (including shipping & handling)	$263.38	$282.73
New customers added during the period*	120,076	141,584

*Based on unique email addresses

Net sales: Gross sales for the nine months ended September 30, 2009 decreased by approximately 19% to $92,511,000 from $113,728,000 for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, we recorded a provision for returns and credit card chargebacks and other discounts of $35,643,000 or approximately 38.5% of gross sales. For the nine months ended September 30, 2008, the provision for returns and credit card chargebacks and other discounts was $45,347,000, or approximately 39.9% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in the return rate, which was, in part, caused by a shift in our merchandise mix. Historically, our merchandise mix had been shifting towards higher end products which tend to have higher rates. As part of our streamlined business plan, we refined our merchandising mix to shift to more contemporary merchandise. Accordingly, we believe we experienced a corresponding decrease in the return rate.  In addition, we believe that the reduction in return rate was partially caused by customers making fewer impulse purchases, which are generally more likely to be returned.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the nine months ended September 30, 2009 was $56,868,000. This represents a decrease of approximately 17% compared to the nine months ended September 30, 2008, in which net sales totaled $68,381,000. The decrease in net sales resulted primarily from a 15% decrease in the number of new customers acquired as well as a 7% decrease in average order size. We believe that the decrease in both of these measures was primarily attributable to our planned decrease in inventory purchases in response to the decline in consumer spending. For the nine months ended September 30, 2009, revenue from shipping and handling (which is included in net sales) decreased approximately 14% to $3,341,000 from $3,898,000 for the nine months ended September 30, 2008. Shipping and handling revenue decreased at a smaller percentage than revenue as a whole as a result of a decrease in the average order size, which is based on orders placed by the customer, as compared to the decrease in overall product sales, which is based on quantity of merchandise purchased by the customer.

Cost of sales: Cost of sales for the nine months ended September 30, 2009 totaled $35,370,000 resulting in a gross margin percentage of approximately 37.8%. Cost of sales for the nine months ended September 30, 2008 totaled $43,040,000, resulting in a gross margin percentage of 37.1%. Gross profit dollars decreased by approximately 15%, to $21,498,000 for the nine months ended September 30, 2009 compared to $25,341,000 for the nine months ended September 30, 2008. The slight increase in gross margin percentage is a result of improved product margins and a decrease in inventory reserves.  The decrease in gross profit dollars was primarily driven by the decrease in sales and increased freight costs in connection with customer shipments, which was partially offset by the increase in the product margin percentage.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by 16% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. Selling and fulfillment expenses were comprised of the following:

	Nine Months Ended September 30,				Percentage
(All data in thousands)	2009		2008		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$5,586	9.8%	$7,506	11.0%	(25.6)%
Technology	4,233	7.4	4,263	6.2	(0.7)
E-Commerce	2,358	4.2	2,756	4.0	(14.4)
Total selling and fulfillment expenses	$12,177	21.4%	$14,525	21.2%	(16.2)%

As a percentage of net sales, our selling and fulfillment expenses remained relatively unchanged at 21% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.

Operating expenses decreased for the nine months ended September 30, 2009 by approximately 25.6% compared to the nine months ended September 30, 2008 as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), decreased credit card fees, a decrease in salary expenses and fees associated with our customer service call center.

For the nine months ended September 30, 2009, technology expenses remained relatively unchanged compared to the nine months ended September 30, 2008. Excluding depreciation expenses relating to our new Web site of $1,325,000 and $293,000 for the nine months ended September 30, 2009 and 2008, respectively, which is included in technology expenses, technology expenses decreased by approximately $1.1 million or 26.7% compared to the nine months ended September 30, 2008.

For the nine months ended September 30, 2009, e-commerce expenses decreased by approximately 14.4% as compared to the nine months ended September 30, 2008, attributable to decreases in salary and salary related expenses of approximately $233,000 and expenses associated with consulting fees and photo shoots of approximately $34,000.

Marketing expenses:  Marketing expenses (including staff related costs) decreased by 41% to $6,237,000 for the nine months ended September 30, 2009 from $10,620,000 for the nine months ended September 30, 2008.

As a percentage of net sales, our marketing expenses decreased to 11.0% for the nine months ended September 30, 2009 from 15.5% for the nine months ended September 30, 2008.

The decrease in total marketing expenses was mainly attributable to a reduction in online marketing programs expenses of approximately $1,382,000 and a reduction in national print and television advertising campaign expenses of approximately $2,603,000. In addition, as a response to our planned decrease in inventory purchases we reduced our marketing expenses.

General and administrative expenses:  General and administrative expenses for the nine months ended September 30, 2009 decreased by approximately 37% to $6,194,000 as compared to $9,858,000 for the nine months ended September 30, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in equity based compensation of approximately $1,604,000, a decrease in salary and salary related expenses of approximately $1,202,000 and a decrease in overall professional fees of approximately $419,000.

As a percentage of net sales, general and administrative expenses for the nine months ended September 30, 2009 decreased to approximately 10.9% from 14.4% for the nine months ended September 30, 2008.

Loss from operations:  Operating loss decreased in the nine months ended September 30, 2009 to $3,110,000 from $9,662,000 in the nine months ended September 30, 2008.

Interest income: Interest income for the nine months ended September 30, 2009 decreased to $18,000 from $57,000 for the nine months ended September 30, 2008.

Interest expense to related party shareholders: Interest expense to related party shareholders for the nine months ended September 30, 2009 totaled $917,000 compared to $131,000 for the nine months ended September 30, 2008. The increase in interest expense to related party shareholders was primarily the result of the recognition of the embedded derivative financial liability relating to the embedded conversion feature within the subordinated convertible notes and the amortization of the debt discount.

Interest expense: Interest expense for the nine months ended September 30, 2009 totaled $212,000, compared to $231,000 for the nine months ended September 30, 2008.

Liquidity And Capital Resources

General

At September 30, 2009, we had approximately $4.1 million in cash and cash equivalents compared to $4.0 million and $1.9 million at December 31, 2008 and September 30, 2008, respectively. Working capital at September 30, 2009 and 2008 was $14.5 million and $15.5 million, respectively.  Working capital at December 31, 2008 was $15.3 million.  As of September 30, 2009, we had an accumulated deficit of approximately $147.3 million.  We have incurred negative cash flows and net losses since inception.

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

We are currently exploring sources of additional capital in order to maximize the growth of our business. However, there can be no assurance that we will be able to identify a source for such financing, or that such financing will be available on terms acceptable to us.  Should we experience unanticipated losses or expenditures that exceed current estimates and be unable to raise additional capital, management would implement a plan to further reduce costs. That plan would include a further reduction in work force as well as further reductions in overhead costs and capital expenditures.

There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”).  Pursuant to the terms of the credit facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of September 30, 2009, total availability under the credit facility was approximately $4.3 million of which $2.9 million was committed for letters of credit in favor of suppliers, leaving approximately $1.4 million available for further borrowings.  The credit facility contains a material adverse change clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would become due and payable.

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

Total availability under our credit facility is based primarily upon our inventory levels. In addition, both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of September 30, 2009, we had approximately $128,000 of prepaid inventory and approximately $34,000 of prepaid marketing on our Balance Sheet compared to $155,000 and $174,000, respectively, as of December 31, 2008 and $982,000 and $1,152,000, respectively, as of September 30, 2008.

Commitments and Long Term Obligations

As of September 30, 2009, we had the following commitments and long term obligations:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Marketing and advertising	$642,000	$642,000	$--	$--	$--
Operating leases	1,098,000	357,000	741,000	--	--

Long-term obligations	3,289,000	--	3,289,000	--	--
Employment contracts(1)	2,710,000	543,000	2,167,000	--	--
Total commitments and long-term obligations	$7,739,000	$1,542,000	$6,197,000	$--	$--
______________
(1)	Includes approximately $233,000 in executive bonuses payable in less than one year.

While we believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future, we are currently operating under a streamlined business plan.  The streamlined business plan calls for, among other things, reductions in marketing and capital expenditures, delaying new hires and making selective inventory purchases.

However, in order to optimize the growth of our business, we are currently exploring sources of additional capital. There can be no assurance that we will be able to identify a source for such capital, or that it will be available on terms acceptable to us.

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

Item 4T.  Controls and Procedures.

As of the end of the period covered by this Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during the Company's most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-A, 8-K, 10-Q, and 10-K. These risks and uncertainties include, but are not limited to, the following:  our history of losses and anticipated future losses; our ability to raise additional capital to support the growth of our business; risks associated with the economic downturn; risks associated with affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; the success of our advertising campaign and risk associated with continuing to operate under a streamlined business plan; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel who do not have long term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

Part II  - OTHER INFORMATION

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number                                                                      Description
10.1
Employment Agreement, dated as of August 31, 2009, by and between the Company and Bradford Matson (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Commission on September 22, 2009).

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

November 10, 2009