Form 10-K
period 2009-12-31
BLUEFLY INC
filed 2010-02-19
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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
Registrant’s telephone number:(212) 944-8000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the past 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐        No ☐

Indicate by check mark whether disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

As of February 15, 2010, there were 18,551,987 shares of Common Stock, $.01 par value, of the registrant outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $2.9 million.  For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as these persons may be deemed affiliates.  This determination is not necessarily a conclusive determination for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference from the Registrant’s definitive information statement, as filed on February 3, 2010, and proxy statement for the 2010 Annual Stockholders Meeting, which will be filed, with the Securities and Exchange Commission.

BLUEFLY, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I.

Special Note Regarding Forward-Looking Statements and Associated Risks

This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements (“Cautionary Statements”). The risks and uncertainties include, but are not limited to, those matters addressed herein under “Risk Factors.”  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business

General

Bluefly, Inc. is a leading online retailer of designer brands, fashion trends and superior value.  During 2009, we offered over 50,000 different styles for sale in categories such as men’s, women’s and accessories as well as house and home accessories from over 350 brands at discounts up to 75% off retail value. We launched the Bluefly.com Web site (the “Web site”) in September 1998.  Since its inception, www.bluefly.com has served over one and a half million customers.

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

Recent Developments

On December 21, 2009, we entered into a Securities Purchase Agreement with Rho Ventures, L.P. (“Rho”), pursuant to which we agreed to issue and sell to Rho up to 8,823,529 newly issued shares (the “Private Placement Shares”) of our common stock, par value $.01 per share (the “Common Stock”), for an aggregate purchase price of $15,000,000, or $1.70 per share, in a private placement transaction (the “Private Placement”).  We issued and sold 2,786,337 of the Private Placement Shares to Rho at an initial closing (the “Initial Closing”) held on December 21, 2009 for an aggregate purchase price of approximately $4,737,000.  We will issue and sell the remaining 6,037,192 of the Private Placement Shares following the receipt of stockholder approval and the consummation of the Private Placement.  At the Initial Closing, affiliates of Soros Fund Management L.L.C. (“Soros”) and private funds associated with Maverick Capital, Ltd. (“Maverick”) converted $3,000,000 in aggregate principal amount of subordinated notes into an aggregate of 1,764,706 shares of Common Stock at a conversion price of $1.70 per share.  In addition, following the receipt of stockholder approval and consummation of the Private Placement, our board of directors (the “Board”) will be restructured to include 10 members, consisting of three classes of directors with staggered terms.

Business Strategy

Our goal is to offer our customers the best designer brands and latest fashion trends at superior values.  We offer the same types of on-trend and in-season designer merchandise as are sold in luxury department stores at discounted prices. Similarly, we are able to offer an upscale shopping experience not available at off-price stores or outlet malls because of our merchandise selection and the presentation and product search capabilities offered by our site. The frequent addition of new on-trend products to our Web site is also one of the key factors to our marketing strategy, as it gives our shoppers reason to visit the site often.

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

We believe that the Internet is the optimal medium to support our retail strategy.  We are able to communicate frequently and in a timely manner with our customer base.  We are also able to apply direct marketing customer file management principles that allow us to optimize sales opportunities from the customer file and to augment that response by offering our loyal customers targeted promotions including previews and early access to special product assortment and exclusive offers.  Additionally, we can offer our customers a wide range of products as the number of items that we offer is not limited by the high costs of printing and mailing catalogs.  With the Internet, we can automatically update our offering as new products arrive and other items sell out.  By using a real-time inventory database, we can create a personalized shopping environment and allow our customers to search for the products that specifically interest them and are available in their size.  In addition, we believe that we are able to more economically and consistently maintain an upscale environment through the design of a single online storefront.

We believe that we have created a customer experience that competes with full-price retailers and is fundamentally better than that offered by traditional off-price retailers.  Similarly, we believe that our upscale atmosphere, professional photography and premium merchandise offering create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels. Our customer research suggests that this strategy has been successful.

E-Commerce And The Online Apparel Market

The continued growth of e-commerce has been widely reported.  According to projections published by eMarketer, U.S. online retail sales are expected to grow 7.5% to $141 billion in 2010, with continued increases through 2013 to over $189 billion.

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

Prior to 2005, we acquired new customers primarily through online advertising, word-of-mouth, sweepstakes and our affiliate program. In September 2005, we began a national advertising campaign that featured both print and television. Over the past four and a half years we have increased awareness by targeting general advertising efforts to a more fashion focused customer. Over the past three years we further refined our marketing strategy by aligning ourselves with entertainment properties, such as Project Runway, BravoTV, Lifetime TV and targeted shows on The CW including Gossip Girl and America’s Next Top Model.

Merchandising

We buy merchandise directly from designers as well as from other third party indirect resources.  Currently, we offer products from more than 350 name brand designers.  We believe that we have been successful in developing vendor relationships, in part, because we have devoted substantial resources to establishing our Web site as a high-end retail environment.  We are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers.  In both 2009 and 2008, we purchased approximately 31% of our inventory from one supplier.

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

We focus on customer satisfaction throughout our organization. In December 2009, during our peak weeks of the holiday season, the vast majority of our orders were shipped within one business day from receipt of the customer’s order.

Customer Service

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts.  Our customer service effort starts with our Web site, which is designed to provide an intuitive shopping experience.  An easy-to-use help center is available on the Web site and is designed to answer many of our customers’ most frequently asked questions.  For customers who prefer e-mail, chat or telephone assistance, customer service representatives are available seven days a week to provide assistance.  We utilize customer service representatives from a third party call center that has a team dedicated to our business.  We also maintain a supervisor in our corporate office, who provides special services and assists in the training and management of the other representatives. To ensure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 60 days of the sale for a full refund.

In November 2008 we were awarded the “International Service Excellence Award” from the International Council of Customer Service Organizations.  This award recognizes customer service excellence in management systems worldwide. We have also twice been awarded the “E-tailing Excellence Award” from the e-tailing group. This award recognizes online merchants who excel in customer service.

Technology

We have implemented a broad array of technologies that facilitate Web site management, complex database search functionality, customer interaction and personalization, transaction processing and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology such that all data is transmitted via a 128-bit encrypted session. The computer and communications equipment on which our Web site is hosted are currently located at a third party facility in New York.

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

We also rely on technologies that we license from third parties.  These licenses may not continue to be available to us on commercially reasonable terms in the future.  As a result, we may be required to obtain substitute technology of lower quality and/or greater cost, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Seasonality And Fashion Trends

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.  We recognized 30%, 29% and 33% of our annual revenue during the fourth quarter of 2009, 2008 and 2007, respectively.  In addition, our business fluctuates according to changes in customer preferences dictated in part by fashion trends.  The cyclical nature of our business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we generally build up our inventory levels.  As a result, we are vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases.

Employees

As of February 15, 2010, we had 81 full-time employees and 2 part-time employees, as compared to 93 full-time employees and 1 part-time employee as of February 15, 2009. None of our employees are represented by a labor union.

Item 1A.  Risk Factors

We Have A History Of Losses And Losses May Continue In The Future.  As of December 31, 2009, we had an accumulated deficit of $147,468,000.  We incurred net losses of $4,369,000, $11,340,000 and $15,829,000 for the years ended December 31, 2009, 2008 and 2007, respectively.  We have incurred negative cash flows and cumulative net losses since inception.  Although we have experienced revenue growth in recent years, this growth should not be considered indicative of future performance, particularly given the challenging economic environment that we now face.

Rho, Soros, Maverick, And Prentice Each Own A Large Amount Of Our Stock And Therefore Can Exert Significant Influence Over Our Management And Policies.  As of February  15, 2010, Rho owned approximately 15% of our Common Stock, Soros owned approximately 33% of our Common Stock, Maverick owned approximately 20% of our Common Stock and investment entities and accounts managed and advised by Prentice Capital Management, LP (“Prentice”) owned approximately 16% of our Common Stock.  We entered into an Amended and Restated Voting Agreement with Rho, Soros, Maverick and Prentice (the “Voting Agreement”), pursuant to which Rho and Soros each has the right to designate two designees to our Board, and Maverick and Prentice each has the right to designate one designee to our Board, in each case, subject to minimum ownership thresholds and compliance with applicable rules of the Nasdaq Stock Market LLC. The Voting Agreement also provides that one designee of each of Rho, Soros, Maverick and Prentice has the right to serve on each committee of our Board.  If we establish an Executive Committee, a designee of each of Rho, Soros, Maverick and Prentice will be entitled to serve on such committee.

In view of their large percentage of ownership, Rho, Soros, Maverick and Prentice each have the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or a going private transaction.

The Continued Disruption in the Global Economic Environment, and Resulting Declines in Consumer Confidence and Spending, Could Have an Adverse Effect on Our Operating Results.  The global economic environment continued to deteriorate substantially during 2009.  This has affected our business as our business is dependent on consumer demand for our products.  As a result, during the fourth quarter of 2009 and 2008, our revenues declined by approximately 11% and 8%, compared to the fourth quarters of 2008 and 2007, respectively.  If the global economic environment continues to be weak or deteriorates further, there will likely be a negative effect on our revenues and earnings for the current fiscal year and continuing into fiscal 2011.

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

Our Ability To Maintain And Pay Our Indebtedness Under Our Credit Facility Is Dependent Upon Meeting Our Business Plan.  We are required to pay interest under our credit facility on a monthly basis.  Assuming we meet our business plan, we will be able to pay our interest as required. To a certain extent, however, our ability to meet our business plan, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and therefore we cannot assure you that based on our business plan we will generate sufficient cash flow from operations to enable us to pay our indebtedness under the credit facility and maintain our minimum availability requirement throughout the term of the credit facility.  If we fall short of our business plan and are unable to raise additional capital, we could default under our credit facility. In the event of a default under the credit facility, our lender would be entitled, among other things, to foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.  See “Risk Factors – Our Lender Has Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Credit Facility.”

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

We Purchase a Substantial Portion of Our Inventory from One Supplier.  In both 2009 and 2008, we purchased approximately 31% of our inventory from one supplier.  Should our relationship with this supplier deteriorate or terminate, or should this supplier lose some or all of its access to the products that we purchase from it, our performance could be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms, or at all.  A failure to obtain such products on as favorable terms could have an adverse effect on our revenue and/or gross margin.

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

Unexpected Changes In Fashion Trends Could Cause Us To Have Either Excess or Insufficient Inventory.  Fashion trends can change rapidly, and our business is highly sensitive to such changes.  There can be no assurance that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner.  If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels or higher markdowns, either of which would have a material adverse effect on our business, financial condition and results of operations.

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. The recent economic downturn has affected retailers especially hard. Downturns, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our revenue, cash flow and results of operations.  Alternatively, any improvement, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues.  See “Risk Factors – We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk.”

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

Security Breaches To Our Systems And Database Could Cause Interruptions to Our Business And Impact Our Reputation With Customers, And We May Incur Significant Expenses to Protect Against Such Breaches. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations.  If any such compromise of our security were to occur, it could have a material adverse effect on our reputation with customers, thereby affecting our long-term growth prospects. In addition, we may be required to expend significant capital and other resources to protect against such security breaches or to remediate problems caused by such breaches.

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

We Are Heavily Dependent On Third-Party Relationships, And Failures By A Third Party Could Cause Interruptions To Our Business.  We are heavily dependent upon our relationships with our fulfillment operations provider, third party call center and Web hosting provider, delivery companies like UPS and the United States Postal Service, and credit card processing companies such as Paymentech, Paypal and Cybersource to service our customers' needs.  To the extent that there is a slowdown in mail service or package delivery services, whether as a result of labor difficulties, terrorist activity or otherwise, our cash flow and results of operations would be negatively impacted during such slowdown, and the results of such slowdown would have a long-term negative effect on our reputation with our customers.  The failure of our fulfillment operations provider, third party call center, credit card processors or Web hosting provider to properly perform their services for us would cause similar effects.

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

Competition in our industry has intensified, and we expect this trend to continue as the list of our competitors grows.  Many of our competitors and potential competitors have longer operating histories, significantly greater resources, greater brand name recognition and more firmly established supply relationships.  We believe that the principal competitive factors in our market include:

•	brand recognition;

•	merchandise selection;

•	price;

•	convenience;

•	customer service;

•	order delivery performance; and

•	Web site features.

There can be no assurance that we will be able to compete successfully against competitors and future competitors, and competitive pressures faced by us could force us to increase expenses and/or decrease our prices at some point in the future.

We Need To Further Establish Brand Name Recognition.  We believe that further establishing, maintaining and enhancing our brand is a critical aspect of our efforts to attract and expand our online traffic.  The number of Internet sites that offer competing services, many of which already have well established brands in online services or the retail apparel industry generally, increases the importance of establishing and maintaining brand name recognition.  Promotion of our Web site will depend largely on our success in providing a high quality online experience supported by a high level of customer service, which cannot be assured.  In addition, to attract and retain online users, and to promote and maintain our Web site in response to competitive pressures, we may find it necessary to increase substantially our advertising and marketing expenditures.  If we are unable to provide high quality online services or customer support, or otherwise fail to promote and maintain our Web site, or if we incur excessive expenses in an attempt to promote and maintain our Web site, our long-term growth prospects would be materially adversely affected.

There Can Be No Assurance That Our Technology Systems Will Be Able To Handle Increased Traffic; Implementation Of Changes To Web Site.  The satisfactory performance, reliability and availability of our Web site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels.  Our revenues depend on the number of visitors who shop on our Web site and the volume of orders we can handle.  Unavailability of our Web site or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name.  We may experience periodic system interruptions from time to time.  If there is a substantial increase in the volume of traffic on our Web site or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure.  There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web site or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our Web site, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the online commerce industry.  Accordingly, we redesign and enhance various functions on our Web site on a regular basis, and we may experience instability and performance issues as a result of these changes.

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store-bought merchandise.  We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. As a result, our reserve for returns and credit card chargebacks for fiscal 2009, 2008 and 2007 has been 37.8%, 39.1% and 39.6%, respectively. If return rates are higher than expected, our business, prospects, financial condition, cash flows and results of operations could be materially adversely affected.

Our Success Is Largely Dependent Upon Our Executive Personnel.  We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. In particular, we rely upon their strategic guidance, their relationships and credibility in the vendor and financial communities and their ability to recruit key operating personnel.  Our current employment agreements, with our Chief Executive Officer and Chief Financial Officer run through January 1, 2013 and our agreements with our Chief Marketing Officer and SVP of eCommerce run through September 2012. However there can be no assurance that any of them will not terminate their employment earlier.  The loss of the services of any of our executive officers could have a material adverse effect on our credibility in the vendor communities and our ability to recruit new key operating personnel.

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

We May Be Liable For Infringing The Intellectual Property Rights Of Others. Third parties may assert infringement claims against us. From time to time in the ordinary course of business we have been, and we expect to continue to be, subject to claims alleging infringement of the trademarks, patents and other intellectual property rights of third parties. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

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

Our Business Could Be Harmed By Consumers' Concerns About The Security Of Transactions Over The Internet. Concerns over the security of transactions conducted on the Internet and commercial online services, the increase in identity theft and the privacy of users may inhibit the growth of the Internet and commercial online services, especially as a means of conducting commercial transactions. Moreover, although we have developed systems and processes that are designed to protect consumer information and prevent fraudulent credit card transactions and other security breaches, failure to mitigate such fraud or breaches could have a material adverse effect on our business, prospects, financial condition and results of operations.

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

We Face Uncertainties Relating To Sales And Other Taxes.  We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Ohio and New York.  However, state taxation laws and regulations may change in the future, and one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as us, that engage in online commerce. In addition, any new operation in states outside Ohio and New York could subject shipments into such states to state sales taxes under current or future laws.  A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

The Holders Of Our Common Stock May Be Adversely Affected By The Rights Of Holders Of Preferred Stock That May Be Issued In The Future.  Our Board has the authority to issue up to 15,479,250 additional shares of preferred stock, and to determine the price, rights, preferences and restrictions, including voting rights, of those shares, without any further vote or action by the stockholders.  Accordingly, our Board is empowered, without approval of the holders of Common Stock, to issue preferred stock, for any reason and at any time, with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and other characteristics as it may deem necessary or appropriate.  The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

Our Ability To Utilize Our Net Operating Loss Carryforwards May Be Limited.  Our federal net operating loss carryforwards are subject to limitation on how much may be utilized on an annual basis.  The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors pursuant to Section 382 of the Internal Revenue Code (the “Code”), including the consummation of the Private Placement which has made us more vulnerable to an “ownership change” for purposes of Section 382 of the Code.  If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which may adversely affect our future financial position, financial results and cash flow.

We Rely On The Effectiveness Of Our Internal Controls. Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our independent registered public accounting firm will be required to audit the design and operating effectiveness of our internal controls and attest to management’s assessment of the design and the effectiveness of our internal controls.  The first such audit will be required for our fiscal year ending December 31, 2010.  It is possible that, as we prepare for this audit, we could discover certain deficiencies in the design and/or operation of our internal controls that could adversely affect our ability to record, process, summarize and report financial data. We have invested and will continue to invest significant resources in this process. Because an audit of our internal controls has not been required to be reported in the past, we are uncertain as to what impact a conclusion that deficiencies exist in our internal controls over financial reporting would have on the trading price of our Common Stock.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We lease approximately 18,000 square feet of office space in New York City. The property is in good operating condition. The leases covering such office space will expire through 2012. Our total lease expense for such office space during 2009 was approximately $665,000.

Item 3.  Legal Proceedings

We currently, and from time to time, are involved in litigation incidental to the conduct of our business.  However, we are not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

Item 4.  Submission of Matters to a Vote of Security Holders

No matter was submitted to a vote of stockholders of the Company during the fourth quarter of 2009.

PART II.

Item 5.  Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is quoted on The Nasdaq Capital Market. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported by The Nasdaq Capital Market:

	Year Ended December 31,
	2009		2008
Quarter	High	Low	High	Low

First	$0.99	$0.32	$7.90	$3.80
Second	$1.79	$0.98	$5.00	$2.05
Third	$2.24	$1.00	$4.17	$1.64
Fourth	$2.65	$1.59	$2.54	$0.55

On March 13, 2008, the Board of Directors approved a one for ten reverse stock split, which went into effect on April 3, 2008.  Retroactive restatement has been given to all share numbers in this report, and accordingly, all amounts including per share amounts are shown on a post-split basis.

Holders

As of February 15, 2010, there were less than 500 holders of record of the Common Stock. We believe that there were less than 5,000 beneficial holders of the Common Stock as of such date.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, the terms of our credit facility prohibit us from paying cash dividends without the consent of our lender. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 with respect to our equity compensation plans which have been approved by its stockholders. We have one equity compensation plan that was not approved by its stockholders.

	(a)				(c)
	Number of				Number of Securities
	Securities				Remaining Available for
	to Be Issued		(b)		Future Issuance under
	upon Exercise of		Weighted Average		Equity Compensation
	Outstanding		Exercise Price of		Plans
	Options,		Outstanding Options,		(Excluding Securities
Plan Category	Warrants and Rights		Warrants and Rights		Reflected in Column (a))

Equity compensation plans approved by security holders	204,064	(1)	$8.53	(2)	1,184,752	(3)
Equity compensation plans not approved by security holders	16,010		$9.24		—

Total	220,074	(1)	$8.58	(2)	1,184,752

(1)	Includes 191,750 options to purchase shares of Common Stock and 12,314 Deferred Stock Units.

(2)	Weighted average exercise price includes options to purchase shares of Common Stock and Deferred Stock Units referred to in Note (1) above.

(3)	Subsequent to year end, the 2005 Plan was amended to increase the number of securities remaining available for future issuance by an additional 1,500,000 shares.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

			Total Number of
			Shares Purchased
		Average	as	Maximum Dollar
	Total Number	Price	Part of Publicly	Value that May Yet
	of Shares	Paid	Announced	be Purchased Under
Period	Purchased(1)	per Share	Programs	the Programs

October 1, 2009 – October 31, 2009	56,066	$1.65	N/A	N/A
November 1, 2009 – November 30, 2009	25,000	$2.41	N/A	N/A
December 1, 2009 – December 31, 2009	15,846	$2.47	N/A	N/A

Total – Three months ended December 31, 2009	96,912	$1.98	N/A	N/A

(1)
These shares were withheld by us to satisfy the income tax withholding obligations of certain officers and employees of the Company in connection with the distribution of common stock in respect of deferred stock units held by such officers and employees.

Item 6.   Selected Financial Data

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2006 and 2005 and at December 31, 2007, 2006 and 2005 are derived from our audited financial statements not included in this report. All data is in thousands, except share data:

Statements of Operations Data:	Year Ended December 31,
	2009	2008	2007	2006	2005

Net sales	$81,222	$95,774	$91,493	$77,062	$58,811
Cost of sales	49,665	60,288	58,754	46,153	35,816
Gross profit	31,557	35,486	32,739	30,909	22,995

Selling and fulfillment expenses	16,675	19,620	18,898	15,808	12,880
Marketing expenses	8,404	14,523	16,063	14,196	6,961
General and administrative expenses	9,139	12,191	13,848	13,001	6,299
Total operating expenses	34,218	46,334	48,809	43,005	26,140

Operating loss(1)	(2,661)	(10,848)	(16,070)	(12,096)	(3,145)

Interest expense(2)	(1,733)	(554)	(260)	(599)	(856)
Interest and other income	25	62	501	502	181

Net loss(3)	$(4,369)	$(11,340)	$(15,829)	$(12,193)	$(3,820)

Basic and diluted net loss per common share(1)	$(0.31)	$(0.90)	$(1.21)	$(2.28)	$(5.43)

Basic and diluted weighted average common shares outstanding(4), (5)	14,003,534	13,369,257	13,091,130	8,017,053	1,615,302

Balance Sheet Data:	As of December 31,
	2009	2008	2007	2006	2005

Cash and cash equivalents	$10,049	$4,004	$6,730	$20,188	$9,408

Inventories, net	17,668	23,157	28,492	24,189	16,893

Other current assets	4,278	4,347	3,589	4,229	3,536

Total assets	35,646	37,750	45,019	52,430	33,045

Current liabilities	12,611	16,250	17,922	14,603	11,936

Total liabilities(6)	12,611	19,356	17,982	14,603	17,180

Stockholders’ equity	23,035	18,394	27,037	37,827	15,865

(1)
This amount includes non-cash expense of approximately $612,000, $2.7 million, $6.2 million and $4.5 million in 2009, 2008, 2007 and 2006, respectively, relating to authoritative guidance regarding stock-based compensation, which we adopted in 2006.  Results prior to 2006 have not been restated.

(2)	This amount includes approximately $1.4 million in interest expense to related party stockholders in connection with our subordinated notes in 2009.

(3)
Excludes preferred stock dividends of $37,000, $44,000, $2.2 million and $5.0 million in 2008, 2007, 2006 and 2005, respectively, and excludes beneficial conversion feature expenses of $712,000 and $3.9 million in 2008 and 2006, respectively.

(4)	All share amounts, including per share amounts, have been restated to reflect a one for ten reverse stock split that occurred in 2008.

(5)
Weighted average shares increased to approximately 8.02 million in 2006 as a result of an equity financing consummated in June 2006 and the conversion of our preferred stock into common stock in connection with such financing.

(6)	For the 2008 and 2005 periods, respectively, this amount includes approximately $3.1 million and $5.2 million of notes and interest payable to related party stockholders.

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

Our net sales decreased approximately 15% to $81,222,000 for the year ended December 31, 2009 from $95,774,000 for the year ended December 31, 2008. Our gross margin increased to 38.9% for the year ended December 31, 2009 from 37.1% in 2008. The increase in gross margin was primarily related to an increase in improved product margins and a decrease in inventory reserves, in connection with the increase in improved product margins, caused by a shift in our merchandise mix.  Our gross profit decreased by approximately 11% to $31,557,000 for the year ended December 31, 2009 from $35,486,000 for the year ended December 31, 2008.  The decrease in gross profit is primarily attributable to a decrease in net sales.

Total marketing expenses (including staff related costs) decreased by 42% to $8,404,000 for the year ended December 31, 2009 from $14,523,000 for year ended December 31, 2008. We decreased our spending in marketing (excluding staff related costs) by 44% to $7,603,000 for the full year 2009 from $13,562,000 for the full year 2008. This decrease consisted primarily of a decrease in fixed costs relating to offline programs of approximately 60% and a decrease in variable costs related to online programs.  The decreased spending resulted from a planned decrease in inventory purchases in response to the overall decline in consumer spending.  Inventory spending decreased approximately 22% compared to 2008. Marketing expenses as a percentage of net sales decreased to 10.4% for the year ended December 31, 2009 from 15.2% for the year ended December 31, 2008. During 2009, offline advertising expenses decreased, which caused the mix of marketing expenditures to shift toward online media.  Management determined that online marketing programs were more efficient and more easily measurable.

We incurred an operating loss of $2,661,000 for the year ended December 31, 2009 as compared to $10,848,000 for the year ended December 31, 2008.  The improvement in operating loss was primarily a result of decreases in variable operating fulfillment expenses, marketing expenses and general and administrative expenses. We believe that the decrease in net sales was primarily attributable to our planned decrease in inventory purchases in response to the overall decline in consumer spending.

Our reserve for returns and credit card chargebacks for the year ended December 31, 2009 decreased to 37.8% compared to 39.1% and 39.6% of gross sales for the years ended December 31, 2008 and 2007, respectively. Historically, our merchandise mix had been shifting towards higher end products, which tended to drive return rates higher. During 2009, we refined our merchandising mix to shift towards more contemporary merchandise and we believe this resulted in a decrease in the return rate. Additionally, we believe that the reduction in return rate was partially caused by customers making fewer impulse purchases, which are generally more likely to be returned.

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

We recorded total share-based compensation expenses of $612,000, $2,706,000 and $6,194,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009, we had an accumulated deficit of $147,468,000. The net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock and the payment of dividends to holders of Preferred Stock.

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

In addition, we currently estimate that we will have adequate liquidity to fund operations beyond December 31, 2010. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, we may be unable to meet payment obligations as they come due which would have a material adverse impact on our operations.

Revenue Recognition

We recognize revenue when the earnings process is complete and revenue is measurable. Gross sales consist primarily of revenue from product sales and shipping and handling charges and are net of promotional discounts. Net sales represent gross sales, less provision for returns, credit card chargebacks, and adjustments for uncollected sales taxes. Revenue is recognized when all the following criteria are met:

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

Shipping and handling billed to customers are classified as revenue and freight cost incurred in connection with purchasing merchandise is classified as cost of goods sold.

Provision for Sales Returns and Doubtful Accounts

We now permit returns for any reason within 60 days of the sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. We perform credit card authorizations and check the verification of our customers prior to shipment of merchandise. However, our future return and bad debt rates could differ from historical patterns, and, to the extent that these rates increase significantly, it could have a material adverse effect on our business, prospects, cash flows, financial condition and results of operations.  For the years ended December 31, 2009, 2008 and 2007, our returns reserves were 37.8%, 39.1% and 39.6%, respectively, of gross sales.  Actual charges have not varied materially from historical percentages.

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (“FIFO”) method. This valuation requires us to make judgments based on currently available information, about the saleability of such merchandise and the selling price, among other factors. Based upon this evaluation, we review our inventory levels in order to identify slow-moving merchandise and establish a reserve for such merchandise.

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

Effective January 1, 2007, we adopted authoritative guidance relating to uncertainty in income taxes. It prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that they have taken or expect to take on a tax return. As of December 31, 2009 and 2008, the only tax jurisdiction to which we are subject to is the United States. Open tax years relate to years in which unused net operating losses were generated. As of the adoption of this authoritative guidance, our open tax years extend back to 1998. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in our Statements of Operations or Balance Sheets upon adoption of this authoritative guidance or as of and for the years ended December 31, 2009 and 2008.

Stock-Based Compensation

Authoritative guidance relating to stock-based compensation requires us to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term, risk-free interest rate and expected forfeitures.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Results Of Operations

The following table sets forth our Statements of Operations data for the years ended December 31st. All data is in thousands except as indicated below:

	2009		2008		2007
		As a % of		As a % of		As a % of
		Net Sales		Net Sales		Net Sales

Net sales	$81,222	100.0%	$95,774	100.0%	$91,493	100.0%
Cost of sales	49,665	61.1	60,288	62.9	58,754	64.2
Gross profit	31,557	38.9	35,486	37.1	32,739	35.8

Selling and fulfillment expenses	16,675	20.5	19,620	20.5	18,898	20.7
Marketing expenses	8,404	10.4	14,523	15.2	16,063	17.6
General and administrative expenses	9,139	11.2	12,191	12.7	13,848	15.1
Total operating expenses	34,218	42.1%	46,334	48.4	48,809	53.4

Operating loss	(2,661)	(3.3)	(10,848)	(11.3)	(16,070)	(17.6)

Interest (expense) income, net	(1,708)	(2.1)	(492)	(0.5)	241	0.3

Net loss	$(4,369)	(5.4)%	$(11,340)	(11.8)%	$(15,829)	(17.3)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

	2009	2008	2007

Average order size (including shipping & handling)	$266.66	$279.72	$276.58
New customers added during the year*	173,550	201,044	198,884

*Based on unique email addresses

In addition to the financial statement items and metrics listed above, which are non-GAAP financial measurements, we also report gross sales, another non-GAAP financial measurement.  We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt.  We believe that the presentation of gross sales is useful to investors because it provides an alternative measure of the total demand for the products sold by us and it provides a basis upon which to measure the percentage of total demand that is reserved for both returns and bad debt.  Management uses the gross sales measure for these same reasons.

For The Year Ended December 31, 2009 Compared To The Year Ended December 31, 2008

Net sales: Gross sales for the year ended December 31, 2009 decreased by approximately 17% to $130,531,000 from $157,248,000 for the year ended December 31, 2008.  The decrease in gross sales was primarily attributable to our planned decrease in inventory purchases in response to the overall decline in consumer spending and our streamlined business plan prior to our recent private placement.  The provision for returns and credit card chargebacks and other credits was approximately 37.8% and 39.1% for 2009 and 2008, respectively, resulting in a provision of approximately $49,309,000 and $61,474,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in this provision as a percentage of gross sales resulted from a reduction in the return rate, which was, in part, caused by a shift in our merchandise mix. In addition, we believe that the reduction in return rate was partially caused by customers making fewer impulse purchases, which are generally more likely to be returned.  We refined our merchandising mix in 2008 to shift to more contemporary merchandise as part of our streamlined business plan prior to our recent private placement. Accordingly, we believe we experienced a corresponding decrease in the return rate.  However, in 2010 we intend on shifting towards higher end products, which may result in higher return rates.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2009 was $81,222,000.  This represents a decrease of approximately 15% compared to the year ended December 31, 2008, in which net sales totaled $95,774,000.  The decrease in net sales resulted primarily from a 14% decrease in the number of new customers acquired and a 5% decrease in average order size compared to the prior year. We believe that the decrease in both of these measures was primarily attributable to our planned decrease in inventory purchases in response to the overall decline in consumer spending.  Shipping and handling revenue (which is included in net sales) decreased by 18% to $4,420,000 for the year ended December 31, 2009, from $5,380,000 for the year ended December 31, 2008. Shipping and handling revenue decreased at a higher percentage than net sales as a result of a decreased number of customer orders compared to the prior year.

Cost of sales:  Cost of sales consists of the cost of products sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2009 totaled $49,665,000, resulting in a gross margin of approximately 38.9%. Cost of sales for the year ended December 31, 2008 totaled $60,288,000, resulting in a gross margin of 37.1%. The increase in gross margin was attributable to improved product margins, a decrease in inventory reserves and a decrease in the rate of returns caused by a shift in our merchandise mix.

Gross Profit:  As a result of the decrease in net sales, gross profit decreased by approximately 11%, to $31,557,000 for the year ended December 31, 2009, from $35,486,000 for the year ended December 31, 2008. The decrease in gross profit was primarily the result of a decrease in net sales attributable to our planned decrease in inventory purchases in response to the overall decline in consumer spending and our streamlined business plan prior to our recent private placement, which was slightly offset by improved product margins.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by 15% for the year ended December 31, 2009 compared to the year ended December 31, 2008. Selling and fulfillment expenses were comprised of the following:

	Year Ended December 31,				Percentage
(All data in thousands)	2009		2008		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$7,857	9.6%	$10,179	10.6%	(22.8)%
Technology	5,602	6.9	5,979	6.2	(6.3)
E-Commerce	3,216	4.0	3,462	3.6	(7.1)
Total selling and fulfillment expenses	$16,675	20.5%	$19,620	20.5%	(15.0)%

As a percentage of net sales, our selling and fulfillment expenses remained unchanged at 20.5% for the years ended December 31, 2009 and 2008.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses for the year ended December 31, 2009 decreased by approximately 23% compared to the year ended December 31, 2008 as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), decreased credit card fees, a decrease in salary expenses and fees associated with our customer service call center.  Operating expenses decreased at a higher percentage than net sales as a result of our streamlined business plan, which included, among other things, reductions in capital expenditures and delayed new hires.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the year ended December 31, 2009, technology expenses decreased by approximately 6% compared to the year ended December 31, 2008. This decrease was attributable to a decrease in salary and salary related expenses of approximately $478,000, a decrease in consulting fees of approximately $281,000 and a decrease in web hosting and software support expenses of approximately $149,000, which were partially offset by an increase in depreciation expenses, included in technology expenses, of approximately $618,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the year ended December 31, 2009, e-commerce expenses decreased by approximately 7% compared to the year ended December 31, 2008.  This decrease was attributable to decreases in salary and salary related expenses of approximately $108,000 and expenses associated with photo shoots of approximately $36,000.

Marketing expenses:  Marketing expenses decreased by 42% to $8,404,000 for the year ended December 31, 2009 from $14,523,000 for the year ended December 31, 2008.

Marketing expenses include expenses related to paid search, online and print advertising, television, fees to marketing affiliates, direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses decreased to 10.4% for the year ended December 31, 2009 from 15.2% for the year ended December 31, 2008.  Total expenses related to the national print and television advertising campaign for the year ended December 31, 2009 totaled $1,877,000 compared to $6,030,000 for the year ended December 31, 2008.  This decrease of approximately $4,153,000 was primarily due to a reduction in offline marketing spend, specifically, production costs and placement fees. However, in 2010 we intend to increase marketing expenses to accelerate revenue growth and accordingly, there can be no assurance that marketing expenses will continue to decrease.  Total marketing expenses (excluding staff related costs) for the year ended December 31, 2009 decreased by approximately $5,959,000 as compared to December 31, 2008. Expenses related to paid search, online integration and comparison engines decreased by $992,000, $403,000 and $201,000, respectively.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the year ended December 31, 2009 decreased by approximately 25% to $9,139,000 as compared to $12,191,000 for the year ended December 31, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in stock-based compensation related to equity awards of approximately $1,908,000, a decrease in salary and salary related expenses of approximately $230,000 and a decrease in overall professional fees of approximately $336,000.

As a percentage of net sales, general and administrative expenses for the year ended December 31, 2009 decreased to approximately 11.2% from 12.7% for the year ended December 31, 2008.

Loss from operations:  Operating loss decreased for the year ended December 31, 2009 to $2,661,000 from $10,848,000 for the year ended December 31, 2008.

Interest (expense) income, net: Interest income for the year ended December 31, 2009 decreased to $25,000 from $62,000 for the year ended December 31, 2008. These amounts related primarily to interest income earned on our cash balances.

Interest expense to related party stockholders for the year ended December 31, 2009 increased to $1,413,000 compared to $235,000 for the year ended December 31, 2008. The increase in interest expense to related party stockholders was primarily the result of the recognition of the embedded derivative financial liability relating to the embedded conversion feature within the subordinated convertible notes to related parties of approximately $785,000 (which were converted into equity in December 2009), amortization of the debt discount of approximately $343,000 and interest expense of approximately $241,000 relating to our subordinated convertible notes.

Other interest expense for the year ended December 31, 2009 totaled $320,000 compared to $319,000 for the year ended December 31, 2008.  Interest expense consists of fees paid in connection with our credit facility.

Net loss per share:  Net loss per share decreased to $0.31 per share for the year ended December 31, 2009 from $0.90 per share for the year ended December 31, 2008.

For The Year Ended December 31, 2008 Compared To The Year Ended December 31, 2007

Net sales: Gross sales for the year ended December 31, 2008 increased by approximately 4% to $157,248,000 from $151,435,000 for the year ended December 31, 2007.  The increase in gross sales was primarily attributable to increased sales orders and a slight increase in average order size.  The provision for returns and credit card chargebacks and other credits was approximately 39.1% and 39.6% for 2008 and 2007, respectively, resulting in a provision of approximately $61,474,000 and $59,942,000 for the years ended December 31, 2008 and 2007, respectively.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2008 was $95,774,000.  This represented an increase of approximately 5% compared to the year ended December 31, 2007, in which net sales totaled $91,493,000.  The increase in net sales resulted primarily from a slight increase in the number of new customers acquired and in the gross average order size compared to the prior year. Net sales grew at a slightly higher rate than gross sales because of a slight improvement in return rates. Shipping and handling revenue (which is included in net sales) increased by 12% to $5,380,000 for the year ended December 31, 2008, from $4,798,000 for the year ended December 31, 2007. Shipping and handling revenue for 2008 increased at a greater percentage than revenue as a whole as a result of an increased number of customer orders shipped express compared to 2007.  In addition during part of 2007, in connection with the transition to the new warehouse, we were not able to offer customers express shipping.

Cost of sales:  Cost of sales for the year ended December 31, 2008 totaled $60,288,000, resulting in a gross margin of approximately 37.1%. Cost of sales for the year ended December 31, 2007 totaled $58,754,000, resulting in a gross margin of 35.8%. The increase in gross margin was attributable to a decrease in inventory reserves (as 2007 included approximately $550,000 of additional inventory reserves relating to our transition to a new fulfillment center and a write-off of approximately $1,500,000 of inventory in the fourth quarter of 2007) which were partially offset by decreased product margins.

Gross Profit:  As a result of the increases in net sales from 2007 to 2008, gross profit increased by approximately 8%, to $35,486,000 for the year ended December 31, 2008, from $32,739,000 for the year ended December 31, 2007. The increase in gross profit was primarily the result of an increase in net sales and a decrease in cost of sales resulting from a decrease in inventory reserves and a slight decrease in the rate of returns of products with higher product margins.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by 4% for the year ended December 31, 2008 compared to the year ended December 31, 2007. Selling and fulfillment expenses were comprised of the following:

	Year Ended December 31,				Percentage
(All data in thousands)	2008		2007		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$10,179	10.6%	$10,554	11.6%	(3.6)%
Technology	5,979	6.2	4,693	5.1	27.4
E-Commerce	3,462	3.6	3,651	4.0	(5.2)
Total selling and fulfillment expenses	$19,620	20.5%	$18,898	20.7%	3.8%

As a percentage of net sales, our selling and fulfillment expenses decreased to 20.5% for the year ended December 31, 2008 from 20.7% for the year ended December 31, 2007.

Operating expenses for the year ended December 31, 2008 decreased by approximately 3.6% compared to the year ended December 31, 2007 as a result of decreased variable costs related to fulfillment rates per unit associated with order fulfillment (e.g., picking and packing orders and processing returns) and a decrease in incremental expenses relating to our transition of the fulfillment center of approximately $721,000 incurred in 2007.  These decreases were offset by increases in credit card fees of approximately $162,000 compared to 2007.

For the year ended December 31, 2008, technology expenses increased by approximately 27.4% compared to the year ended December 31, 2007. This increase, primarily driven by the new site, resulted from an increase in depreciation, software support, web hosting expenses and consulting expenses.  Consulting expenses incurred for 2008 were related to the development of our new Web site and capitalized accordingly. Approximately $5,299,000 of expenses were capitalized in connection with the development of our new Web site, of which $1,666,000 was incurred during 2008. Depreciation expenses relating to the new Web site were approximately $736,000 and were included in technology expenses.

For the year ended December 31, 2008, e-commerce expenses decreased by approximately 5.2% compared to the year ended December 31, 2007, as increases in salary expenses were offset by decreased expenses associated with photo shoots.

Marketing expenses:  Marketing expenses decreased by 10% to $14,523,000 for the year ended December 31, 2008 from $16,063,000 for the year ended December 31, 2007.

As a percentage of net sales, our marketing expenses decreased to 15.2% for the year ended December 31, 2008 from 17.6% for the year ended December 31, 2007.  Total expenses related to the national print and television advertising campaign for the year ended December 31, 2008 were $6,030,000 compared to $7,600,000 for the year ended December 31, 2007.  This decrease of approximately $1,570,000 was primarily due to a reduction in production costs and a decrease in placement and agency fees. Total marketing expenses for the year ended December 31, 2008 decreased by approximately $1,346,000 as compared to December 31, 2007. Expenses related to affiliates, comparison engines and online integration increased by $123,000, $358,000 and $400,000, respectively.  These increases were offset by the following decreases: $137,000 related to paid search, $162,000 related to sweepstakes and $202,000 related to direct mail campaigns.

General and administrative expenses:  General and administrative expenses for the year ended December 31, 2008 decreased by approximately 12.0% to $12,191,000 as compared to $13,848,000 for the year ended December 31, 2007.  The decrease in general and administrative expenses was primarily the result of a decrease in stock-based compensation related to equity awards of approximately $3,150,000 included in the 2007 period. These amounts were offset by increases in rent expense of $163,000, consultants and professional fees of $88,000, and an increase in salary and salary related expenses of $1,154,000.  Salary expenses include approximately $551,000 of expenses in connection with compensation of former executives.

As a percentage of net sales, general and administrative expenses for the year ended December 31, 2008 decreased to approximately 12.7% from 15.1% for the year ended December 31, 2007.

Loss from operations:  Operating loss decreased for the year ended December 31, 2008 to $10,848,000 from $16,070,000 for the year ended December 31, 2007.

Interest (expense) income, net: Interest and other income for the year ended December 31, 2008 decreased to $62,000 from $501,000 for the year ended December 31, 2007.

We incurred interest expense to related party stockholders for the year ended December 31, 2008 of approximately $235,000. Interest expense to related party stockholders consisted of amortization expense from warrants issued to certain related parties and interest expense relating to our then outstanding subordinated convertible notes issued to Soros and Maverick in July 2008.

Other interest expense for the year ended December 31, 2008 totaled $319,000 compared to $260,000 for the year ended December 31, 2007.

Net loss per share:  Net loss per share decreased to $0.90 per share for the year ended December 31, 2008 from $1.21 per share for the year ended December 31, 2007.

Liquidity And Capital Resources

General

At December 31, 2009, we had approximately $10.0 million in cash and cash equivalents compared to $4.0 million and $6.7 million at December 31, 2008 and 2007, respectively. Working capital at December 31, 2009, 2008 and 2007 was $19.4 million, $15.3 million and $20.9 million, respectively.

As of December 31, 2009, we had an accumulated deficit of $147.5 million.  We have incurred negative cash flows and cumulative net losses since inception.  The continued global economic downturn has negatively impacted, and may in the future negatively impact, our liquidity.  Prior to the beginning of the economic downturn in the second half of 2008, we had experienced consistent revenue growth. This growth should not be considered indicative of our future performance, particularly given the challenging economic environment that we now face.

We believe that our existing cash balance, combined with working capital and proceeds from the December 2009 Private Placement, described further below, will be sufficient to enable us to meet planned expenditures through at least the next 12 months.  There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Recent Developments

On December 21, 2009, we entered into a Securities Purchase Agreement with Rho, pursuant to which we agreed to issue and sell to Rho up to 8,823,529 Private Placement Shares of our Common Stock, for an aggregate purchase price of $15,000,000, or $1.70 per share, in a Private Placement.  We issued and sold 2,786,337 of the Private Placement Shares to Rho at an Initial

Closing held on December 21, 2009 for an aggregate purchase price of approximately $4,737,000.  We will issue and sell the remaining 6,037,192 of the Private Placement Shares following the receipt of stockholder approval and the consummation of the Private Placement.  At, and as a condition to, the Initial Closing, Soros and Maverick converted $3,000,000 in aggregate principal amount of subordinated notes into an aggregate of 1,764,706 shares of Common Stock at a conversion price of $1.70 per share.  At conversion, we paid in cash approximately $347,000 of interest on the subordinated convertible notes.

Credit Facility

Pursuant to the terms of our credit facility, as amended, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of December 31, 2009, total availability under the credit facility was approximately $3.2 million of which $2.9 million was committed for letters of credit in favor of suppliers, leaving approximately $233,000 available for further borrowings.  The terms of the credit facility contain a material adverse condition clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would become due and payable.

Interest accrues monthly on the average daily amount outstanding under the credit facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25%. We also pay a monthly commitment fee on the unused portion of the credit facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.50%, which has since been amended in connection with the December 2009 Private Placement to increase the monthly commitment fee on the unused portion of the credit facility from 0.50% to 0.75%, and a servicing fee of $3,333 per month.  We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days of such letter of credit, or a portion thereof, remains open.

Both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of December 31, 2009, we had approximately $238,000 of prepaid inventory and approximately $12,000 of prepaid marketing on our Balance Sheet compared to $155,000 and $174,000 as of December 31, 2008 and $294,000 and $483,000 as of December 31, 2007.

Commitments and Long Term Obligations

As of December 31, 2009, we had the following commitments and long term obligations:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Employment Contracts(1)	$6,674,000	$3,251,000	$3,423,000	$—	$—
Operating Leases	946,000	469,000	477,000	—	—
Marketing and Advertising	2,401,000	2,401,000	—	—	—
Total commitments and long-term obligations	$10,021,000	$6,121,000	$3,900,000	$—	$—

(1)	Includes approximately $1,300,000 in executive bonuses, of which $108,000 was paid in January 2010.

While we believe that in order to grow the business, we will need to make additional marketing and advertising commitments in the future.  However, our marketing budget is subject to a number of factors, including our results of operations.

Off Balance Sheet Arrangements

Warrants issued in conjunction with certain preferred stock financing transactions that we entered into in prior years are equity linked derivatives and accordingly represent an off balance sheet arrangement.  These warrants were not classified as derivatives, but instead included as a component of stockholders’ equity. See Statements of Changes in Stockholders’ Equity for more information.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance relating to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement).  This authoritative guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense.  The equity component is determined by deducting the fair value of the liability component.  This authoritative guidance is effective beginning in our first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable.  As our Subordinated Notes could not have been settled in cash upon conversion, the adoption of this authoritative guidance on January 1, 2009 did not impact our financial position or operating results relating to our convertible debt.

In June 2008, the FASB issued authoritative guidance relating to determining whether instruments granted in share-based payment transactions are participating securities, which address whether financial instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method.  As our financial instruments granted in share-based payment transactions are not participating securities prior to vesting, the adoption of this authoritative guidance on January 1, 2009 did not impact our financial position or operating results relating to the financial instruments granted pursuant to our share-based payment programs.

In June 2008, the FASB issued authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, which is effective January 1, 2009.  It provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the equity-linked instrument qualifies as a derivative instrument.  We adopted this authoritative guidance on January 1, 2009.  We have determined that our convertible notes contained an embedded conversion feature that is not indexed to our stock and, therefore, was classified as a derivative instrument.  Upon adoption, we recognized and recorded a cumulative effect of a change in accounting principle of approximately $779,000 as a decrease in accumulated deficit at January 1, 2009.

In April 2009, the FASB issued authoritative guidance relating to interim disclosures about fair values of financial instruments, which is effective June 15, 2009.  It requires us to disclose the fair values of certain instruments in interim financial statements.  We adopted the provisions of this authoritative guidance on June 30, 2009.  The adoption of this authoritative guidance did not impact our financial position or operating results relating to our financial instruments.

In May 2009, the FASB issued authoritative guidance relating to subsequent events, which is effective June 15, 2009.  It provides guidance for disclosing events that occur after the balance sheet date, but prior to the issuance of the financial statements. We adopted this authoritative guidance on June 30, 2009.  The adoption of this authoritative guidance did not have any impact upon our financial position or operating results.

In June 2009, the FASB issued authoritative guidance relating to the hierarchy of generally accepted accounting principles, which is effective September 15, 2009.  It does not alter current U.S. generally accepted accounting principles, but rather integrates existing accounting standards with other authoritative guidance.  As a result of the integration, it will be a single source of authoritative guidance for non-governmental entities and will also supersede all other previously issued non-SEC accounting and reporting guidance.  We adopted the provisions of this authoritative guidance on September 30, 2009.  The adoption of this authoritative guidance did not have any impact upon our financial position or operating results other than to change the references in the financial statement footnotes.

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

Item 9.  Change in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).  Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this Form 10-K (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.  This annual report does not include an attestation report of the our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

On February 17, 2010, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved a discretionary cash bonus of $150,000 for Melissa Payner-Gregor, the Company’s Chief Executive Officer for 2009 performance.  This bonus was awarded in recognition of the Company’s 2009 performance, which significantly exceeded the expectations of the Committee.  This bonus was awarded as a supplement to the formulaic bonus previously approved by the Committee, based upon adjusted EBITDA target levels, which resulted in a $600,000 cash bonus for Ms. Payner-Gregor and a $240,000 cash bonus for Kara Jenny, the Company’s Chief Financial Officer.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated by reference from our definitive information statement filed with the SEC.

Item 11.  Executive Compensation

The information required by this Item is incorporated by reference from our definitive information statement filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated by reference from our definitive information statement filed with the SEC.

Item 13.  Certain Relationships and Related Transactions and Director Independence

The information required by this Item is incorporated by reference from our definitive information statement filed with the SEC.

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2010 annual meeting of stockholders.

PART IV.

Item 15.  Exhibits and Financial Statement Schedules

(a)	(1)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2009 and 2008

Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2009, 2008 and 2007

Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Notes to Financial Statements

(2)	Financial Statement Schedule:

SCHEDULE II — Valuation and Qualifying Accounts For the Three Years Ended December 31, 2009

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

10.3	Bluefly, Inc. 2000 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.4
Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.5
Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.6
Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.7
Common Stock and Warrant Purchase Agreement dated January 9, 2004 by and among the Company and the Investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 13, 2004).

*10.8
Master Service Agreement, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 4, 2005).

*10.9
Customer Order Addendum, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 4, 2005).

10.10
Preferred Stock and Warrant Purchase Agreement, dated as of June 24, 2005, by and among the Company and the Investors listed on the signature page thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005).

10.11
Loan and Security Agreement, dated July 26, 2005, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 29, 2005).

10.12
Stock Purchase Agreement, dated as of June 5, 2006, by and among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC and the investors listed on the signature pages attached thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2006).

10.13
First Amendment to Loan and Security Agreement, dated as of August 14, 2006, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 14, 2006).

10.14
Master License Agreement, dated as of September 28, 2006, by and between the Company and Art Technology Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 3, 2006).

10.15	Bluefly, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 16, 2007).

10.16	Employment Agreement, dated as of November 14, 2006 by and between Bluefly, Inc. and Melissa Payner-Gregor (incorporated by reference to the Company’s Annual

Report on Form 10-K for the year ended December 31, 2007).

*10.17
Fulfillment Services Agreement, dated as of April 11, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 17, 2006).

10.18	Service Agreement, dated as of May 9, 2007, by and between the Company and VIPdesk Connect, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 10, 2007).

*10.19
Letter Agreement, dated as of December 21, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 27, 2007).

10.20
Lease Agreement by and between the Company and 42-52 West 39th Street, LLC, dated February 7, 2008 (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.21
Second Amendment to Loan and Security Agreement, dated as of November 15, 2007, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.22
Third Amendment to Loan and Security Agreement, dated as of January 17, 2008 and effective as of January 15, 2008, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.23
Amended and Restated Employment Agreement, dated as of March 19, 2008, by and between the Company and Kara B. Jenny (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 19, 2008).

10.24
Fourth Amendment to Loan and Security Agreement, dated as of March 26, 2008 by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.25
Standby Commitment Agreement, dated as of March 26, 2008, by Quantum Industrial Partners LDC, SFM Domestic Investments LLC and private funds associated with Maverick Capital, Ltd. in favor of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.26
Amended and Restated Warrant No. 1, dated April 8, 2008 and effective as of March 26, 2008, issued to Quantum Industrial Partners LDC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.27
Amended and Restated Warrant No. 2 dated April 8, 2008 and effective as of March 26, 2008, issued to SFM Domestic Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.28
Amended and Restated Warrant No. 3 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund USA, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.29
Amended and Restated Warrant No. 4 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund LDC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.30
Amended and Restated Warrant No. 5 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund II, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.31
Fifth Amendment, dated as of June 30, 2008, to Loan and Security Agreement, dated as of July 25, 2006, by and between the Company Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

*10.32
Letter Agreement, dated as of November 19, 2008, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 24, 2008).

10.33
Amendment No. 1 to Employment Agreement, effective as of December 18, 2008, by and between the Company and Melissa Payner (incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 5, 2009).

10.34
Amendment No. 1 to Employment Agreement, effective as of December 18, 2008, by and between the Company and Kara B. Jenny (incorporated by reference to the Company’s Annual Report on Form 10-K, dated March 5, 2009).

10.35
Sixth Amendment, dated as of February 17, 2009, to Loan and Security Agreement, dated as of July 25, 2006, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 19, 2009).

10.36	Employment Agreement, dated as of August 31, 2009, by and between the Company and Bradford Matson (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 22, 2009).

10.37
Securities Purchase Agreement, dated as of December 21, 2009, between Bluefly, Inc. and Rho Ventures VI, LP (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 24, 2009).

10.38
Amended and Restated Voting Agreement, dated as of December 21, 2009, among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd., Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., S.A.C. Capital Associates, LLC, GPC XLIII, LLC, PEC I, LLC and Rho Ventures VI, LP (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 24, 2009).

10.39
Registration Rights Agreement, dated as of December 21, 2009, among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd., Prentice Capital Partners, LP, Prentice Capital Partners QP, LP, Prentice Capital Offshore, Ltd., S.A.C. Capital Associates, LLC, GPC XLIII, LLC, PEC I, LLC and Rho Ventures VI, LP (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 24, 2009).

10.40
Consent and Seventh Amendment to Loan and Security Agreement, dated as of December 21, 2009, between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 24, 2009).

10.41	Employment Agreement, dated as of October 20, 2009, by and between the Company and Martin Keane.

23.1	Consent of PricewaterhouseCoopers LLP.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
February 18, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wassong
David Wassong	Interim Chairman of the Board	February 18, 2010

/s/ Melissa Payner Gregor
Melissa Payner-Gregor	Chief Executive Officer (Principal Executive Officer) Director	February 18, 2010

/s/ Kara B. Jenny
Kara B. Jenny	Chief Financial Officer (Principal Accounting Officer)	February 18, 2010

/s/ Mario Ciampi
Mario Ciampi	Director	February 18, 2010

/s/ Michael Helfand
Michael Helfand	Director	February 18, 2010

/s/ Habib Kairouz
Habib Kairouz	Director	February 18, 2010

/s/ David Janke
David Janke	Director	February 18, 2010

/s/ Martin Miller
Martin Miller	Director	February 18, 2010

/s/ Neal Moszkowski
Neal Moszkowski	Director	February 18, 2010

/s/ Anthony Plesner
Anthony Plesner	Director	February 18, 2010

BLUEFLY, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Bluefly, Inc.

We have audited the accompanying balance sheet of Bluefly, Inc. (the “Company”) as of December 31, 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended.  Our audit also included the financial statement schedule listed at Item 15. These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluefly, Inc. as of December 31, 2009, and the results of their operations and their cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 and Note 10 to the financial statements, the Company changed its method for accounting convertible debt.  The Company adopted authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock.

/s/ Weiser LLP

New York, New York
February 18, 2010

F – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Bluefly, Inc.

In our opinion, the balance sheet as of December 31, 2008 and the related statements of income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2008 present fairly, in all material respects, the financial position of Bluefly, Inc. at December 31, 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for each of the two years in the period ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2009

F – 2

Bluefly, Inc.
Balance Sheets
December 31, 2009 and 2008
(dollars rounded to the nearest thousand)

	2009	2008
Assets
Current assets:
Cash and cash equivalents	$10,049,000	$4,004,000
Accounts receivable, net of allowance for doubtful accounts	3,319,000	3,300,000
Inventories, net	17,668,000	23,157,000
Prepaid expenses and other current assets	959,000	1,047,000
Total current assets	31,995,000	31,508,000

Property and equipment, net	3,506,000	6,058,000

Other assets	145,000	184,000

Total assets	$35,646,000	$37,750,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,363,000	$8,344,000
Allowance for sales returns	2,627,000	3,707,000
Accrued expenses and other current liabilities	2,105,000	1,323,000
Deferred revenue	3,516,000	2,876,000
Total current liabilities	12,611,000	16,250,000

Notes payable to related party stockholders	—	3,000,000
Interest payable to related party stockholders	—	106,000

Total liabilities	12,611,000	19,356,000

Commitments and contingencies (Note 8)

Stockholders’ equity:

Common stock – $.01 par value; 200,000,000 shares authorized; 18,885,239 and 14,061,237 shares issued as of December 31, 2009 and 2008, respectively; and 18,552,737 and 13,831,950 shares outstanding as of December 31, 2009 and 2008, respectively	185,000	138,000
Treasury stock	(1,809,000)	(1,612,000)
Additional paid-in capital	172,127,000	163,746,000
Accumulated deficit	(147,468,000)	(143,878,000)

Total stockholders’ equity	23,035,000	18,394,000
Total liabilities and stockholders’ equity	$35,646,000	$37,750,000

The accompanying notes are an integral part of these financial statements.

F – 3

Bluefly, Inc.
Statements of Operations
Years Ended December 31, 2009, 2008 and 2007
(dollars rounded to the nearest thousand, except per share data)

	2009	2008	2007

Net sales	$81,222,000	$95,774,000	$91,493,000
Cost of sales	49,665,000	60,288,000	58,754,000
Gross profit	31,557,000	35,486,000	32,739,000

Selling and fulfillment expenses	16,675,000	19,620,000	18,898,000
Marketing expenses	8,404,000	14,523,000	16,063,000
General and administrative expenses	9,139,000	12,191,000	13,848,000
Total operating expenses	34,218,000	46,334,000	48,809,000

Operating loss	(2,661,000)	(10,848,000)	(16,070,000)

Interest expense to related party stockholders	(1,413,000)	(235,000)	—
Other interest (expense) income, net	(295,000)	(257,000)	241,000

Net loss	(4,369,000)	(11,340,000)	(15,829,000)

Preferred stock dividends	—	(37,000)	(44,000)
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	—	(712,000)	—

Net loss available to common stockholders	$(4,369,000)	$(12,089,000)	$(15,873,000)

Basic and diluted net loss per common share	$(0.31)	$(0.90)	$(1.21)

Weighted average common shares outstanding (basic and diluted)	14,003,534	13,369,257	13,091,130

The accompanying notes are an integral part of these financial statements.

F – 4

Bluefly, Inc.
Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2009, 2008 and 2007
(dollars rounded to the nearest thousand)

	Preferred Stock		Common Stock
	$.01 Par value		$.01 Par Value		Treasury Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2007	571	$-	13,048,486	$131,000	-	$-	$153,693,000	$(115,997,000)	$37,827,000

Stock based compensation	-	-	(2,968)	-	-	-	6,194,000	-	6,194,000

Issuance of Restricted Stock	-	-	42,619	-	-	-	-	-	-

Issuance of Restricted Stock Units	-	-	184,601	2,000	-	-	(2,000)	-	-

Issuance of Treasury Stock	-	-	-	-	151,073	(1,430,000)	-	-	(1,430,000)

Exercise of Options	-	-	2,806	-	-	-	25,000	-	25,000

Reversal of legal expenses related to June 2006 financing	-	-	-	-	-	-	250,000	-	250,000

Exercise of Related Party Warrant	-	-	186	-	-	-	-	-	-

Net Loss	-	-	-	-	-	-	-	(15,829,000)	(15,829,000)

Balance at December 31, 2007	571	$-	13,275,730	$133,000	151,073	$(1,430,000)	$160,160,000	$(131,826,000)	$27,037,000

Stock based compensation	-	-	-	-	-	-	2,706,000	-	2,706,000

Issuance of Restricted Stock Units	-	-	301,454	3,000	-	-	(3,000)	-	-

Shares of Series F Preferred Stock Converted into Common Stock	(571)	-	254,766	2,000	-	-	(2,000)	-	-

Warrants Issued to Third-Party	-	-	-	-	-	-	173,000	-	173,000

Issuance of Treasury Stock	-	-	-	-	78,214	(182,000)	-	-	(182,000)

Deemed Dividends related to beneficial conversion on Series F Preferred Stock	-	-	-	-	-	-	712,000	(712,000)	-

Net Loss	-	-	-	-	-	-	-	(11,340,000)	(11,340,000)

Balance at December 31, 2008	-	$-	13,831,950	$138,000	229,287	$(1,612,000)	$163,746,000	$(143,878,000)	$18,394,000

Stock based compensation	-	-	-	-	-	-	612,000	-	612,000

Issuance of restricted stock	-	-	10,312	-	-	-	-	-	-

Retirement of unvested restricted stock	-	-	(750)	-	-	-	-	-	-

Cumulative effect of a change in accounting principle	-	-	-	-	-	-	-	779,000	779,000

Delivery of deferred stock units	-	-	160,182	2,000	-	-	(2,000)	-	-

Purchase of treasury stock	-	-	-	-	103,215	(197,000)	-	-	(197,000)

Conversion of subordinated notes	-	-	1,764,706	17,000	-	-	3,331,000	-	3,348,000

Sale of common stock in connection with 2009 private placement (net of $269,000 issuance costs)	-	-	2,786,337	28,000	-	-	4,440,000	-	4,468,000

Net Loss	-	-	-	-	-	-	-	(4,369,000)	(4,369,000)

Balance at December 31, 2009	-	$-	18,552,737	$185,000	332,502	$(1,809,000)	$172,127,000	$(147,468,000)	$23,035,000

The accompanying notes are an integral part of these financial statements.

F – 5

Bluefly, Inc.
Statements of Cash Flows
Years Ended December 31, 2009, 2008 and 2007
(dollars rounded to the nearest thousand)

	2009	2008	2007
Cash flows from operating activities:
Net loss	$(4,369,000)	$(11,340,000)	$(15,829,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,943,000	2,476,000	1,726,000
Provisions for returns	(1,080,000)	(496,000)	(840,000)
Bad debt expense	350,000	553,000	669,000
Reserve for inventory obsolescence	(534,000)	290,000	2,735,000
Stock based compensation	612,000	2,706,000	6,194,000
Amortization of discount on notes payable to related party stockholders	343,000	—	—
Change in fair value of embedded derivative financial liability to related party stockholders	785,000	—	—
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(369,000)	(1,751,000)	(52,000)
Inventories	6,023,000	5,045,000	(7,038,000)
Prepaid expenses and other current assets	(51,000)	446,000	(1,293,000)
Other assets	—	(198,000)	(114,000)
Increase (decrease) in:
Accounts payable	(3,981,000)	(176,000)	3,698,000
Accrued expenses and other current liabilities	943,000	(548,000)	1,839,000
Interest payable to related party stockholders	(106,000)	106,000	—
Deferred revenue	640,000	(330,000)	376,000
Net cash provided by (used in) operating activities	2,149,000	(3,217,000)	(7,929,000)

Cash flows from investing activities:
Purchases of property and equipment	(375,000)	(2,327,000)	(4,110,000)
Net cash used in investing activities	(375,000)	(2,327,000)	(4,110,000)

Cash flows from financing activities:
Purchase of treasury stock	(197,000)	(182,000)	(1,430,000)
Payments of capital lease obligation	—	—	(14,000)
Net proceeds from exercise of stock options	—	—	25,000
Proceeds from notes issued to related party stockholders	—	3,000,000	—
Net proceeds from common stock issuance	4,468,000	—	—
Net cash provided by (used in) financing activities	4,271,000	2,818,000	(1,419,000)

Net increase (decrease) in cash and cash equivalents	6,045,000	(2,726,000)	(13,458,000)
Cash and cash equivalents – beginning of year	4,004,000	6,730,000	20,188,000
Cash and cash equivalents – end of year	$10,049,000	$4,004,000	$6,730,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$239,000	$264,000	$130,000
Cash paid during the year for interest to related party stockholders	$347,000	—	—
Supplemental non-cash financing disclosure of cash flow information:
Conversion of notes payable to related party stockholders	$3,348,000	$—	$—
Deemed dividend related to beneficial conversion feature on Series F Preferred Stock	$—	$712,000	$—
Warrants issued to related party stockholders	$—	173,000	—
Conversion of preferred stock to common stock	$—	$2,000	$—

The accompanying notes are an integral part of these financial statements.

F – 6

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

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

The Company has sustained cumulative net losses and negative cash flows from operations since inception.  As of December 31, 2009, the Company had an accumulated deficit of $147,468,000.  The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations.  The Company believes that its existing cash balance, combined with working capital, proceeds from the December 2009 Private Placement described further below in Note 11 – Stockholders’ Equity, and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when the earnings process is complete and revenue is measurable. Gross sales consist primarily of revenue from product sales and shipping and handling charges and are net of promotional discounts.  Net sales represent gross sales, less provision for returns, credit card chargebacks and adjustments for uncollected sales tax.  Revenue is recognized when all the following criteria are met:

•	A customer executes an order.

•	The product price and the shipping and handling fee have been determined.

•	Credit card authorization has occurred and collection is reasonably assured.

•	The product has been shipped and received by the customer.

Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $3,516,000 and $2,876,000 as of December 31, 2009 and 2008, respectively.

Shipping and handling billed to customers is classified as revenue and freight cost incurred in connection with purchasing merchandise is classified as cost of goods.

Provisions for Sales Returns and Doubtful Accounts

The Company generally permits returns for any reason within 60 days of the sale.  The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of merchandise.  Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data.  Accounts receivable is presented on the Balance Sheets net of the allowance for doubtful accounts.  As of December 31, 2009 and 2008, the allowance for doubtful accounts was $91,000 and $80,000, respectively, and the allowance for sales returns was $2,627,000 and $3,707,000, respectively.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company is exposed to risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of insured limits.

F – 7

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

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

As of December 31, 2009 and 2008, inventories, net consist of the following, respectively:

	2009	2008

Inventory on hand	$17,566,000	$22,751,000
Inventory to be recovered due to returns	1,388,000	2,095,000
Inventory reserves	(1,286,000)	(1,689,000)
Total inventories, net	$17,668,000	$23,157,000

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

Web Site Development Costs

In 2007, the Company began the process of developing an improved version of its Web site based on new licensed software pursuant to a Master License Agreement with a service provider.  In connection with the new version of its Web site, the Company has spent approximately $5,299,000, which has been capitalized.  In August 2008, the Company’s new version of its Web site was placed into service.

Costs related to the upgrade and development of the Web Site, to the extent they are capitalized, are amortized over 36 months.

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

Effective January 1, 2007, the Company adopted authoritative guidance relating to uncertainty in income taxes. It prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that they have taken or expect to take on a tax return. As of December 31, 2009 and 2008, the only tax jurisdiction to which the Company is subject is the United States. Open tax years relate to years in which unused net operating losses were generated. As of the adoption of this authoritative guidance, the Company’s open tax years

F – 8

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

extend back to 1998. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Statements of Operations or Balance Sheets upon adoption of this authoritative guidance or as of and for the years ended December 31, 2009 and 2008.

Stock-Based Compensation

The Company’s Board of Directors has adopted three stock based employee compensation plans, one in April 2005, one in July 2000 and one in May 1997 (collectively the “Plans”), which are described more fully in Note 11 – Stockholders’ Equity.  The Plans, which provide for the granting of restricted stock, deferred stock unit awards, stock options, and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Vesting terms for restricted stock generally range from one quarter to one year, while deferred stock unit awards vest quarterly over one to three years.  Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted and vesting terms range from immediately to a ratable vesting period of four years.  As of December 31, 2009, The Plans have an aggregate of 1,184,752 shares remaining available for future issuance. Total stock-based compensation expense recorded in the Statements of Operations for the years ended December 31, 2009, 2008 and 2007 was $612,000, $2,706,000 and $6,194,000, respectively.

Treasury Stock

Treasury stock represents common stock withheld by the Company to satisfy income tax withholding obligations of certain officers and employees of the Company in connection with the distribution of common stock in respect of deferred stock units held by such officers and employees.

Net Loss per Share

Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for options, warrants, restricted stock awards and deferred stock unit awards, and the if-converted method for preferred stock and the Subordinated Notes, as defined in Note 10 – Subordinated Convertible Notes. Due to the Company’s net loss, (i) options and warrants to purchase shares of Common Stock, (ii) preferred stock and Subordinated Notes convertible into shares of Common Stock, (iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

	2009	2008	2007

Net loss	$(4,369,000)	$(11,340,000)	$(15,829,000)

Preferred stock dividends	—	(37,000)	(44,000)
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	—	(712,000)	—

Net loss available to common stockholders	$(4,369,000)	$(12,089,000)	$(15,873,000)

Weighted average common shares outstanding (basic)	14,003,534	13,369,257	13,091,130

Options and warrants(1), (2)	—	—	—

F – 9

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

Preferred stock and subordinated notes(1)	—	—	—

Restricted stock and deferred stock awards(1)	—	—	—

Weighted average common shares outstanding (diluted)	14,003,534	13,369,257	13,091,130

(1)
As of December 31, 2009, 2008 and 2007, respectively, the Company had weighted average shares of the following potentially dilutive securities that were excluded from the computation of net loss per share:

Options and warrants	2,849	—	29,228

Preferred stock and subordinated notes	—	364,231	571

Restricted stock and deferred stock awards	227,382	1,134,312	1,051,458

(2)
Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares as a result of the average market price of the Company’s Common Stock being greater than the exercise price of the options and warrants.

Marketing Expenses

In addition to marketing salaries, marketing expenses consist primarily of online advertising, print and media advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. The costs associated with online and print advertising are expensed as incurred, with the exception of production costs related to print and television advertising which are expensed entirely the first time the advertising takes place. The costs associated with direct mail campaigns are capitalized and charged to expense over the expected future revenue stream. There were no amounts associated with direct mail campaigns capitalized at December 31, 2009 and 2008. For the years ended December 31, 2009, 2008 and 2007 marketing expenditures (excluding staff related costs) were approximately $7,603,000, $13,562,000 and $14,908,000, respectively.

Fulfillment Expenses

The Company utilizes a third party to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2009, 2008 and 2007, fulfillment expenses totaled $4,020,000, $5,352,000 and $4,390,000, respectively.

Fair Value of Financial Instruments

Effective January 1, 2008, the Company implemented authoritative guidance relating to fair value measurements and disclosures, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements except as it applied to the non-financial assets and non-financial liabilities. The Company adopted authoritative guidance relating to fair value measurements and disclosures applied to non-financial assets and non-financial liabilities on January 1, 2009. The Company’s financial instruments consist of cash and cash equivalents, other assets, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to their short maturities. The fair value hierarchy for disclosure of fair value measurements is as follows:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Derivative Financial Instrument

As a result of the adoption of authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, described more fully in Note 10 – Subordinated Convertible Notes, the Company carried an embedded derivative financial instrument on its Balance Sheet relating to its convertible debt, which was converted into

F – 10

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

common stock in December 2009 in connection with the 2009 Private Placement, described more fully in Note 11 – Stockholders’ Equity. The Company did not use the embedded derivative financial instrument to manage financial exposure or enter into hedging activities.

The Company recorded its embedded derivative financial instrument on its Balance Sheet at fair value and on a recurring basis to determine the appropriate level to classify it for each reporting period during 2009. This determination required significant judgment as determined by the Company. The fair value was based on a valuation model that required inputs including contractual terms, market prices, yield curves and measures of volatility. The Company’s embedded derivative financial instrument was classified as a Level II value on its Balance Sheet. Any changes in fair value of the embedded derivative financial instrument are reflected in its Statement of Operations.

Reclassifications

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

Recent Accounting Pronouncements

In May 2008, the FASB issued authoritative guidance relating to convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). This authoritative guidance requires the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) to be separately accounted for in a manner that reflects the issuer's nonconvertible debt borrowing rate. The resulting debt discount is amortized over the period during which the debt is expected to be outstanding (i.e., through the first optional redemption date) as additional non-cash interest expense. The equity component is determined by deducting the fair value of the liability component. This authoritative guidance is effective beginning in the Company’s first quarter of 2009 and is required to be applied retrospectively to all presented periods, as applicable. As the Company’s Subordinated Notes may not be settled in cash upon conversion, the adoption of this authoritative guidance on January 1, 2009 did not impact the Company’s financial position or operating results relating to its convertible debt.

In June 2008, the FASB issued authoritative guidance relating to determining whether instruments granted in share-based payment transactions are participating securities, which address whether financial instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the computation of earnings per share under the two-class method. As the Company’s financial instruments granted in share-based payment transactions are not participating securities prior to vesting, the adoption of this authoritative guidance on January 1, 2009 did not impact the Company’s financial position or operating results relating to the financial instruments granted pursuant to its share-based payment programs.

In June 2008, the FASB issued authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, which is effective January 1, 2009. It provides guidance in assessing whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock for purposes of determining whether the equity-linked instrument qualifies as a derivative instrument. The Company adopted this authoritative guidance on January 1, 2009. The Company has determined that its convertible notes contained an embedded conversion feature that is not indexed to its own stock and, therefore, was classified as a derivative instrument. Upon adoption, the Company recognized and recorded a cumulative effect of a change in accounting principle of approximately $779,000 as a decrease in accumulated deficit at January 1, 2009.

In April 2009, the FASB issued authoritative guidance relating to interim disclosures about fair values of financial instruments, which is effective June 15, 2009. It requires the Company to disclose the fair values of certain instruments in interim financial statements. The Company adopted this authoritative guidance on June 30, 2009. The adoption of this authoritative guidance did not impact the Company’s financial position or operating results relating to the Company’s financial instruments.

In May 2009, the FASB issued authoritative guidance relating to subsequent events, which is effective June 15, 2009. It provides guidance for disclosing events that occur after the balance sheet date, but prior to the issuance of the financial

F – 11

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

statements. The Company adopted this authoritative guidance on June 30, 2009. The adoption of this authoritative guidance did not have any impact to the Company’s financial position or operating results other than additional disclosures included in the Notes to Financial Statements.

In June 2009, the FASB issued authoritative guidance relating to the hierarchy of generally accepted accounting principles, which is effective September 15, 2009. It does not alter current U.S. generally accepted accounting principles, but rather integrates existing accounting standards with other authoritative guidance. As a result of the integration, it will be a single source of authoritative guidance for non-governmental entities and will also supersede all other previously issued non-SEC accounting and reporting guidance. The Company adopted the provisions of this authoritative guidance on September 30, 2009. The adoption of this authoritative guidance did not have any impact to the Company’s financial position or operating results other than to change the references in the financial statement footnotes.

Concentration

The Company acquired approximately 31% of its inventory from one supplier for both fiscal 2009 and 2008.

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

The Company currently estimates that it will have adequate liquidity to fund operations beyond December 31, 2010. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, the Company maybe unable to meet payment obligations as they come due which would have a material adverse impact on our operations.

Subsequent Events

In preparing these financial statements, the Company has evaluated subsequent events through February 18, 2010, which is the date that the financial statements were issued. All appropriate subsequent event disclosures, if any, have been made in the notes to the financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

As of December 31, 2009 and 2008, property and equipment, net consists of the following:

	2009	2008

Leasehold improvements	$1,140,000	$1,924,000
Office equipment	151,000	632,000
Computer equipment and software	2,938,000	10,090,000
Capitalized web site development costs	5,299,000	5,299,000
	9,528,000	17,945,000
Less: accumulated depreciation	(6,022,000)	(11,887,000)
	$3,506,000	$6,058,000

F – 12

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

Depreciation and amortization of property and equipment was approximately $2,927,000, $2,288,000 and $1,639,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

NOTE 5 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2009 and 2008, prepaid expenses and other current assets consists of the following:

	2009	2008

Prepaid expenses	$208,000	$470,000
Prepaid inventory	238,000	155,000
Other current assets	513,000	422,000
	$959,000	$1,047,000

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2009 and 2008, accrued expenses and other current liabilities consists of the following:

	2009	2008

Salary, vacation and bonus accrual	$1,496,000	$435,000
Accrued media expenses	184,000	686,000
Other accrued expenses	425,000	202,000
	$2,105,000	$1,323,000

NOTE 7 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are summarized as follows:
	2009	2008

Net operating losses	$43,867,000	$37,927,000
Accounts receivable and inventory reserves	1,465,000	852,000
Deferred revenue	1,368,000	—
Returns reserve	1,023,000	1,448,000
Stock options	204,000	1,705,000
Other accruals	45,000	139,000
Depreciation and amortization	(584,000)	22,000
	47,388,000	42,093,000
Valuation allowance	(47,388,000)	(42,093,000)
Net deferred tax asset (liability)	$—	$—

The Company is in an accumulated loss position for both financial and income tax reporting purposes. The Company has U.S. Federal net operating loss carryforwards of approximately $112,701,000 at December 31, 2009 which have expiration dates from 2019 through 2029. Section 382 of the Internal Revenue Code limits the utilization of net operating losses when

F – 13

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

ownership changes, as defined by that section, occur. The Company has performed an analysis of its historical Section 382 ownership changes prior to 2001 and has determined that the utilization of certain of its net operating loss carryforwards may be limited in connection with pre-2001 net operating losses. The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception.

The Company’s effective tax rate differs from the U.S. Federal Statutory income tax rate of 35% as follows:
	2009	2008	2007

Statutory federal income tax rate	(35.00)%	(35.00)%	(34.00)%
State tax benefit, net of federal taxes	(3.92)%	(4.06)%	(5.04)%
Other	0.14%	1.16%	0.93%
Adjustment for prior year taxes	1.99%	5.24%	0.00%
Equity compensation	17.11%	8.95%	0.00%
Valuation allowance on deferred tax asset (liability)	19.68%	23.71%	38.11%
Effective tax rate	00.00%	00.00%	00.00%

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Employment Contracts

The Company has employment agreements with certain of its executive officers. These employment agreements have terms expiring through January 1, 2013. As of December 31, 2009, the Company's aggregate cash commitment for future base salary under these employment contracts is as follows:

2010	$1,951,000
2011	1,795,000
2012	1,628,000
2013 & thereafter	—
$5,374,000

Leases

The Company leases space under operating leases that expire at various dates through 2012. Future minimum lease payments under these operating leases, excluding utilities, that have initial or remaining non-cancelable terms in excess of one year are as follows:

2010	$469,000
2011	335,000
2012	142,000
2013 & thereafter	—
$946,000

Rent expense (including amounts related to commercial rent tax) aggregated approximately $692,000, $663,000 and $500,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

Marketing Commitments

As of December 31, 2009, the Company has advertising and marketing commitments in connection with email services, agency fees and costs in connection with a national ad campaign of approximately $2,401,000 through December 31, 2010.

F – 14

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

Legal Proceedings

The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on its financial condition.

NOTE 9 – 2008 COMMITMENT FROM RELATED PARTY

In March 2008, the Company entered into an agreement (the “Commitment”) with affiliates of Soros Fund Management LLC (“Soros”) and private funds associated with Maverick Capital, Ltd. (“Maverick”) pursuant to which they agreed to provide up to $3,000,000 of debt financing to the Company, on a standby basis, available until March 2009, provided that the commitment amount would be reduced by the gross proceeds of any equity financing consummated during the year.  The Company drew down the entire $3,000,000 of debt in July 2008.  The draw down was evidenced by subordinated convertible notes (the “Subordinated Notes”) that had a term expiring three years from the date of issuance and bore interest at the rate of 8% per annum, compounded annually.  The terms of the Subordinated Notes also provided that interest is payable upon maturity or conversion.  The Subordinated Notes were convertible, at the holder’s option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing or (b) Common Stock at a price per share equal to $3.65, which represented the 20-day trailing average stock price on the date of issuance of the Subordinated Notes. As discussed more fully in Note 10 – Subordinated Convertible Notes and Note 11 – Stockholders’ Equity, all outstanding Subordinated Notes were converted, and interest in the amount of $347,000 was paid, in December 2009.

The Company recorded approximately $106,000 of interest expense to related party stockholders in its Statement of Operations for the year ended December 31, 2008 and recorded approximately $106,000 as long-term interest payable to related party stockholders in its Balance Sheet as of December 31, 2008.

As a result of the issuance of the Subordinated Notes, the conversion price of the Company's Series F Convertible Preferred Stock, automatically decreased from $8.20 to $3.65. This reduction in the conversion price of the Company's Series F Preferred Stock resulted in a beneficial conversion feature of approximately $712,000 as part of its third quarter 2008 financial results. This non-cash charge, which is analogous to a dividend, resulted in a reduction in net loss available to common stockholders and, consequently an adjustment to the Company's computation of net loss per share.

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

The Company used the Black-Scholes option pricing method (assumptions: volatility 79.6%, risk free rate 2.96%, a five year expected life and zero dividend yield) to calculate the value of the 52,497 warrants issued in connection with the Commitment. Using those assumptions, a value of approximately $173,000 was assigned to the warrants. This amount was credited to additional paid-in capital and is being accounted for as interest expense over the life of the Commitment which is one year. As of December 31, 2009, the value of the warrants issued is fully amortized.

NOTE 10 – SUBORDINATED CONVERTIBLE NOTES

As discussed in Note 9 – 2008 Commitment From Related Party, in July 2008, the Company issued Subordinated Notes in the aggregate principal amount of $3,000,000 that had a term expiring three years from the date of issuance and bore interest at the rate of 8% per annum, compounded annually, which is payable in cash upon maturity or conversion (the “Subordinated Notes”). In December 2009, all outstanding Subordinated Notes were converted.

The Subordinated Notes were convertible, at the holder’s option into (a) equity securities that the Company might issue in any subsequent round of financing at a price equal to the lowest price per share paid by any investor in such subsequent round of financing in addition to (b) Common Stock at a price per share equal to $3.65, which represented the 20-day trailing average stock price on the date of issuance of the Subordinated Notes (collectively, the “Embedded Conversion Feature”).

F – 15

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

In connection with the adoption of authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, on January 1, 2009, the Company determined that the embedded conversion feature in the Subordinated Notes is not indexed to the Company’s own stock and, therefore, is an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and must be separately accounted for as a separate instrument.

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

The Company recorded a cumulative effect of the change in accounting principle of approximately $779,000, which was recognized as a decrease in accumulated deficit at January 1, 2009. The amount recognized in the Company’s Balance Sheet upon the initial adoption of the authoritative guidance described above was determined based on the amounts that would have been recognized if the authoritative guidance had been applied from the issuance date of the Subordinated Notes and the amount recognized in the Company’s Balance Sheet upon the initial application of the authoritative guidance. In addition, as a result of the bifurcation, the Company recognized an Embedded Derivative of approximately $98,000 and a discount on the Subordinated Notes of $877,000, which reduced the carrying value of the Subordinated Notes at the date of adoption. This discount represents additional non-cash interest expense that is to be amortized over the remaining life of the Subordinated Notes.

The Company also re-measured the fair value of the Embedded Derivative at each interim date. Any change in fair value is recorded as part of interest expense to related party stockholders.

In connection with, and as a condition to, the December 2009 Private Placement, further described in Note 11 – Stockholders’ Equity, both Soros and Maverick converted the $3,000,000 aggregate principal balance outstanding into an aggregate of 1,764,706 shares of common stock at a conversion rate of $1.70 per share. Additionally, the Company paid in cash approximately $347,000 of accrued interest at the Initial Closing of the December 2009 Private Placement.

As a result of the Company accounting for the Subordinated Notes separate from the Embedded Conversion Feature, the Company reclassified the net carrying amount of the Subordinated Notes of approximately $2,466,000 on the date of conversion in equity with no gain or loss recognized.

The Company also remeasured the fair value of the Embedded Derivative at the date of conversion using an intrinsic valuation method as the price of the Company’s common stock was greater than the conversion rate of $1.70. The fair value of the Embedded Derivative was approximately $882,000 at the date of conversion and the change in fair value from the interim date was recorded as part of interest expense to related party stockholders through the date of conversion. The fair value of the Embedded Derivative at the date of conversion of approximately $882,000 was reclassified to equity.

For the years ended December 31, 2009, 2008 and 2007, the Company recognized interest expense in connection with its Subordinated Notes, including changes in fair value of the Embedded Derivative, which were included in total interest expense to related party stockholders in the Statements of Operations, as follows:

	2009	2008	2007

Appreciation in fair value of embedded derivative financial liability to related party stockholders	$785,000	$—	$—
Amortization of discount on notes payable to related party stockholders	343,000	—	—
Interest expense to related party stockholders	241,000	106,000	—
Amortization expense of warrants issued to related party stockholders	44,000	129,000	—

Total interest expense to related party stockholders	$1,413,000	$235,000	$—

F – 16

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

NOTE 11 – STOCKHOLDERS’ EQUITY

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

Following the effective date of the reverse stock split as described in Note 3 – Reverse Stock Split, the par value of the Common Stock remained unchanged at $.01 per share. As a result, the Company has reclassified certain amounts within Stockholders’ Equity by reducing Common Stock in the Balance Sheets and Statements of Changes in Stockholders Equity included herein on a retroactive basis for all periods presented, with a corresponding increase to Additional paid-in capital.

In addition, following the completion of the second closing of the December 2009 Private Placement, the Company will amend its certificate of incorporation to decrease the number of authorized shares of Common Stock from 200,000,000 shares to 50,000,000 shares and to decrease the number of authorized shares of Preferred Stock from 25,000,000 shares to 1,000,000 shares.

Preferred Stock

Outstanding Shares

On December 31, 2008, at the option of the holders of the Series F Preferred Stock, all of the Company’s remaining Series F Preferred Stock, plus all outstanding accrued dividends, was converted into shares of Common Stock.

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

As more fully described in Note 9 – 2008 Commitment From Related Party, as a result of the Company’s issuance of Subordinated Notes in 2008, the conversion price of the Series F Preferred Stock was further reduced from $8.20 per share to $3.65 per share in connection with the 2008 Commitment from a related party.

Warrants to Purchase Common Stock

Warrants to Soros

The Company has issued warrants to Soros in connection with past and recent financings, including the 2008 Commitment described in Note 9 – 2008 Commitment From Related Party, as well as in connection with the Company’s previous loan facility (which has since been refinanced).

F – 17

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

Warrants Issued to Maverick

In connection with the 2008 Commitment described in Note 9 – 2008 Commitment From Related Party, the Company issued warrants to Maverick to purchase shares of Common Stock, which are included in the table below.

The following table represents warrants issued to purchase Common Stock as of December 31, 2009:

	Number of	Exercise Price
Party	Warrants	Range	Expiration Dates

Soros	45,201	$5.10 – $8.80	September 2011 – March 2013
Maverick	19,796	$5.10	March 2013
Consultant	10,000	$10.00	February 2011
	74,997

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

The Company recorded the exchange of the options for restricted stock and deferred stock unit awards as replacement awards, and therefore, the Company treated the exchange as a modification of the original option grant and recorded incremental compensation cost measured as the excess of the fair value of the replacement awards, measured immediately after modification, over the fair value of the cancelled award, measured immediately before modification, at the modification date. Total incremental compensation expense was approximately $507,000 for 2006. In connection with these new awards, the Company recognized an expense of approximately $353,000, $2.0 million and $4.5 million of this expense was recognized in 2009, 2008 and 2007, respectively.

In connection with these grants described above, the Company has given the employee holders of the shares of Restricted Stock and Deferred Stock Units the ability to settle taxes due upon delivery of the shares on a net share basis. Shares used to satisfy taxes are then charged to Treasury Stock. During 2009, the Company acquired an aggregate of 103,215 shares of Treasury Stock.

Furthermore, in connection with the December 2009 Private Placement, the Company will amend the 2005 Plan to increase the number of securities remaining available for future issuance by an additional 1,500,000 shares.

F – 18

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

Restricted Stock and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock and deferred stock units grants for key employees at December 31, 2009:
		Weighted Average	Deferred	Weighted Average
	Restricted	Grant Date	Stock	Grant Date
	Stock	Fair Value	Unit Awards	Fair Value
Balance at December 31, 2006	86,122	$9.50	986,227	$9.40
Shares / Units Granted	42,619	$12.60	54,440	$12.20
Shares / Units Forfeited	(2,968)	$12.70	(2,938)	$12.70
Shares / Units Restriction Lapses	(86,122)	$9.50	(322,984)	$9.40
Balance at December 31, 2007	39,651	$12.60	714,745	$9.60
Shares / Units Granted	8,625	$3.71	250,000	$4.99
Shares / Units Forfeited	(1,875)	$4.08	(305,627)	$6.82
Shares / Units Restriction Lapses	(39,651)	$12.60	(372,943)	$9.41
Balance at December 31, 2008	6,750	$3.60	286,175	$8.80
Shares / Units Granted	10,312	$1.04	—	$—
Shares / Units Forfeited	(750)	$0.73	(10,464)	$7.05
Shares / Units Restriction Lapses	(7,875)	$4.12	(263,397)	$7.26
Balance at December 31, 2009	8,437	$0.92	12,314	$12.70

Aggregate Grant Date Fair Value	$8,000		$156,000

Vesting Service Period of Shares Granted	1 year		12 – 36 months

Number of Shares / Units Vested During December 31, 2007	86,122		322,984

Number of Shares / Units Non-vested at December 31, 2007	39,651		714,745

Number of Shares / Units Vested During December 31, 2008	39,651		372,943

Number of Shares / Units Non-vested at December 31, 2008	6,750		56,327

Number of Shares / Units Vested During December 31, 2009	6,750		11,925

Number of Shares / Units Non-vested at December 31, 2009	8,437		389

For the years ended December 31, 2009, 2008 and 2007 the Company recognized expense of approximately $534,000, $2,274,000 and $5,678,000, respectively, in connection with these awards.

As of December 31, 2009, the total compensation cost related to non-vested restricted stock and deferred stock units not yet recognized was $13,000. Total compensation cost is expected to be recognized over one year on a weighted average basis.

F – 19

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

Stock Options

The following table summarizes the Company’s stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2006	541,712	$16.80
Options granted	6,000	$9.70
Options cancelled	(202,028)	$27.60
Options exercised	(2,806)	$8.90
Balance at December 31, 2007	342,878	$10.60
Options granted	38,000	$4.40
Options cancelled	(26,022)	$10.87
Options exercised	—	$—
Balance at December 31, 2008	354,856	$9.83
Options granted	11,000	$1.49
Options cancelled	(158,096)	$10.18
Options exercised	—	$—
Balance at December 31, 2009	207,760	$9.09

Vested at December 31, 2007	287,113	$10.40

Vested at December 31, 2008	317,064	$10.32

Vested at December 31, 2009	180,787	$9.94

The stock options are exercisable in different periods through 2019.  Additional information with respect to the outstanding options as of December 31, 2009, is as follows:

	Options Outstanding			Options Exercisable

		Weighted				Weighted
		Average	Weighted		Weighted	Average
		Remaining	Average		Average	Remaining
	Options	Contractual	Exercise	Options	Exercise	Contractual
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price	Life

$0.51 – $2.50	14,000	9.2 Years	$1.66	2,444	$1.83	9.2 Years
$2.51 – $5.00	33,000	8.2 Years	$4.58	18,832	$4.59	8.2 Years
$5.01 – $7.50	—	—	$—	—	$—	—
$7.51 – $10.00	86,235	5.2 Years	$9.03	85,443	$9.03	5.2 Years
$10.01 – $12.50	31,250	6.2 Years	$11.87	31,168	$11.88	6.2 Years
$12.51 – $15.50	42,900	4.9 Years	$12.96	42,525	$12.95	4.9 Years
$15.51 – $17.50	—	—	$—	—	$—	—
$17.51 – $20.00	—	—	$—	—	$—	—
$20.51 – $25.00	375	1.1 Years	$21.60	375	$21.60	1.1 Years

$0.51 – $25.00	207,760	6.9 Years	$9.09	180,787	$9.94	6.9 Years

The total fair value of the 26,726 options that vested during the year was approximately $172,000.  At December 31, 2009, the aggregate intrinsic value of the fully vested options was $0 and the weighted average remaining contractual life of the options was approximately 5 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants for the years ended December 31, 2009, 2008 and 2007, except for those described in connection with the Offer to Exchange. Other selected information is as follows:

F – 20

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

	2009	2008	2007

Aggregate intrinsic value of outstanding options	$11,000	$—	$—

Aggregate intrinsic value of options exercised	$—	$—	$7,000

Weighted average fair value of options granted	$1.08	$2.86	$9.70

As of December 31, 2009, the total compensation cost related to non-vested stock option awards not yet recognized was $56,000. Total compensation cost is expected to be recognized over two years on a weighted average basis.

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

The table below presents the assumptions used to calculate the fair value of options granted for the year ended December 31, 2009, 2008 and 2007 respectively:
	2009	2008	2007

Risk-free interest rate	2.66%	2.65%	4.56%
Expected life (in years)	5.8	5.0	5.5
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	86.25%	79.47%	94.00%

For the years ended December 31, 2009, 2008 and 2007 the Company recognized expense of approximately $77,000, $433,000 and $516,000, respectively, in connection with these awards.

December 2009 Private Placement

On December 21, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Rho Ventures VI, L.P. (“Rho”) pursuant to which the Company agreed to issue and sell to Rho up to 8,823,529 newly issued shares (the “Private Placement Shares”) of its common stock, par value $.01 per share (the “Common Stock”), for an aggregate purchase price of $15,000,000, or $1.70 per share, in a private placement transaction (the “Private Placement”).  The Company issued and sold 2,786,337 of the Private Placement Shares to Rho at an initial closing (the “Initial Closing”) held on December 21, 2009 for an aggregate purchase price of approximately $4,737,000.  The remaining 6,037,192 Private Placement Shares (the “Second Closing Shares”) will be issued and sold to Rho by the Company in a second closing to be held following the receipt of stockholder approval.

At the Initial Closing, and as a condition thereto, Soros and Maverick converted into an aggregate of 1,764,706 shares of Common Stock the $3,000,000 aggregate principal amount outstanding pursuant to the terms of the Subordinated Notes, each dated as of July 23, 2008, issued by the Company to Soros and Maverick for shares of Common Stock at a conversion rate of $1.70 per share.  All accrued and unpaid interest of approximately $347,000 was paid by the Company in cash at the Initial Closing.

Registration Rights and Warrants Issuance

At the initial closing, and as a condition to the Private Placement, the Company entered into a registration rights agreement (the “Registration Rights Agreement”) with Soros, Maverick, Prentice and Rho.  Under the terms of the Registration Rights Agreement, the Company agreed to (i) file a registration statement with respect to the shares of Common Stock issued to Rho in the Private Placement (the “Rho Shelf Registration Statement”), (ii) grant Rho piggy-back registration rights applicable in certain circumstances upon an underwritten offering by the Company and the right to two demand registrations and (iii) terminate all registration rights previously granted by us to Soros, Maverick and Prentice and replace such registration rights

F – 21

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

with piggy-back registration rights applicable in certain circumstances upon an underwritten offering by the Company and, in the case of Soros, the right to two demand registrations in addition to such piggy-back registration rights.

The Company also agreed in the Registration Rights Agreement to issue warrants to Rho if:

s
the Company fails to file the Rho Shelf Registration Statement within 30 days following the first to occur of (x) the Second Closing or (y) the date on which we receive a notice from Rho stating that it will not consummate the Second Closing because our stockholders did not approve the actions (or 45 days following such date in (x) or (y) if such 30 day deadline falls within the period during which we are preparing our audited financial statements) (the “Filing Deadline”), or

s
the Rho Shelf Registration Statement is not declared effective by the Securities and Exchange Commission within 180 days following the first to occur of (x) the Second Closing or (y) the date on which we receive a notice from Rho stating that it will not consummate the Second Closing because our stockholders did not approve the actions (the “Effectiveness Deadline”).

In accordance with the terms of the Registration Rights Agreement, the Company would be required to grant Rho warrants representing the right to purchase shares of Common Stock equal to 1% of the fully diluted outstanding shares of Common Stock for each full 30-day period following the Filing Deadline or the required Effectiveness Deadline (as applicable).  The Company would not be required under the Registration Rights Agreement to issue warrants to Rho representing an aggregate number of shares greater than 10% of the fully diluted outstanding shares of Common Stock.  The warrants, if issued under the Registration Rights Agreement, would have a 5-year term, an exercise price of $1.70 per share of Common Stock and would include customary provisions requiring adjustments of the number of shares of Common Stock issuable thereunder following a stock dividend, stock split or other similar adjustment to our capital structure.

Assuming that the Company does not issue any shares of Common Stock, or securities convertible into or exercisable for shares of Common Stock, prior to Rho’s exercise of the warrants, if any, issued to it under the Registration Rights Agreement, the maximum number of shares of Common Stock issuable to Rho upon exercise of the warrants would be 2,713,010 shares of Common Stock (the “Warrant Shares”).  The maximum proceeds to the Company upon the exercise of the warrants under such circumstances would be approximately $4,613,000, which proceeds would be used for general corporate purposes.  If the Company issue additional shares of Common Stock or securities convertible into or exercisable for shares of Common Stock before the Company is required to issue Warrants to Rho under the Registration Rights Agreement, if at all, the Company would be required to issue to Rho warrants to purchase such larger number of shares of Common Stock as would equal 10% of the fully diluted outstanding shares of Common Stock as of the date of the issuance of the warrants.

If the issuance of the warrants and the Warrant Shares is not approved by our stockholders, then, in the event of a Filing Default or an Effectiveness Default, Rho will be entitled to receive, in lieu of any warrants issuable to it as described above, an amount in cash equal to 1% of the aggregate amount invested by Rho in the Company for each full 30-day period following the Filing Deadline or the Required Effectiveness Deadline (as applicable), up to a maximum of 10% of such invested amount.

NOTE 12 – FINANCING AGREEMENT

In February 2009 and in March 2008, the Company agreed to amendments to its credit facility (the credit facility as amended is hereafter referred to as the “Credit Facility”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”) to (i) extend the term until July 26, 2011 from July 26, 2008; (ii) increase the rate at which interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25%; (iii) increase the monthly commitment fee on the unused portion of the Credit Facility to 0.50% from 0.35%, which has since been amended in December 2009 as a condition to the December 2009 Private Placement to increase the monthly commitment fee on the unused portion of the Credit Facility from 0.50% to 0.75%; (iv) include a servicing fee of $3,333 per month; (v) increase the early termination fee to 1% of the revolving credit ceiling, from 0.50% through maturity; and (vi) amend the standby and documentary letter of credit fees to 3.25% and 2.75%, respectively.

Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors.  The Credit Facility is secured by a lien on substantially all of the Company’s assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of the amount of

F – 22

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

the Company’s inventory and a certain percentage of the Company’s accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company’s request, subject to certain conditions.  As of December 31, 2009, total availability under the Credit Facility was approximately $3,183,000, of which $2,950,000 was committed for letters of credit in favor of suppliers, leaving approximately $233,000 available for further borrowings. The terms of the credit facility contain a material adverse condition clause.  This feature may limit the Company’s ability to obtain additional borrowings or result in a default on current outstanding letters of credit.

For the years ended December 31, 2009, 2008 and 2007, the Company incurred approximately $239,000, $264,000 and $130,000 of interest expense and fees, respectively, under the Credit Facility.

NOTE 13 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Amounts in thousands, except per share data:

	Quarter Ended

2009	March 31,	June 30,	September 30,	December 31,

Net sales	$19,902	$19,858	$17,108	$24,354
Gross profit	$6,775	$7,884	$6,839	$10,059
Net loss	$(3,120)	$(186)	$(915)	$(148)
Net loss per common share – basic and diluted(1)	$(0.23)	$(0.01)	$(0.07)	$(0.01)

	Quarter Ended

2008	March 31,	June 30,	September 30,	December 31,

Net sales	$25,245	$23,334	$19,802	$27,393
Gross profit	$8,936	$9,098	$7,307	$10,145
Net loss	$(2,938)	$(2,036)	$(4,993)	$(1,373)
Preferred stock dividends(2)	$(11)	$(11)	$(12)	$(3)
Net loss available to common stockholders(3)	$(2,949)	$(2,047)	$(5,717)	$(1,376)
Net loss per common share – basic and diluted(3)	$(0.22)	$(0.15)	$(0.43)	$(0.10)

	Quarter Ended

2007	March 31,	June 30,	September 30,	December 31,

Net sales	$22,108	$21,608	$18,079	$29,698
Gross profit	$8,374	$8,463	$5,728	$10,174
Net loss	$(3,103)	$(2,142)	$(5,028)	$(5,556)
Preferred stock dividends	$(11)	$(11)	$(11)	$(11)
Net loss available to common stockholders(4)	$(3,114)	$(2,153)	$(5,039)	$(5,567)
Net loss per common share – basic and diluted(4)	$(0.24)	$(0.16)	$(0.39)	$(0.42)

(1)	Based on weighted average common shares outstanding – basic and diluted of 14,517,313 as of December 31, 2009.

F – 23

Bluefly, Inc.
Notes to Financial Statements
December 31, 2009

(2)	As of December 31, 2008, all Series F Preferred Stock have been converted into Common Stock.
(3)	Includes a beneficial conversion feature charge of approximately $712,000 in the third quarter.
(4)	Amount includes a write-off of approximately $1.5 million of inventory recorded in the fourth quarter.

F – 24

Schedule II – Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2009

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2008	Expenses	Accounts	Deductions	December 31, 2009

Allowance for Sales Returns	$(3,707,000)	$(48,934,000)	$—	$50,014,000	$(2,627,000)

Allowance for Doubtful Accounts	$(80,000)	$(350,000)	$—	$339,000	$(91,000)

Inventory Reserves	$(1,689,000)	$534,000	$—	$(131,000)	$(1,286,000)

Deferred Tax Valuation Allowance	$(42,093,000)	$(6,660,000)	$1,365,000	$—	$(47,388,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2007	Expenses	Accounts	Deductions	December 31, 2008

Allowance for Sales Returns	$(4,204,000)	$(59,665,000)	$—	$60,162,000	$(3,707,000)

Allowance for Doubtful Accounts	$(106,000)	$(553,000)	$—	$579,000	$(80,000)

Inventory Reserves	$(3,686,000)	$(290,000)	$—	$2,287,000	$(1,689,000)

Deferred Tax Valuation Allowance	$(39,443,000)	$(3,257,000)	$607,000	$—	$(42,093,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2006	Expenses	Accounts	Deductions	December 31, 2007

Allowance for Sales Returns	$(5,043,000)	$(59,107,000)	$—	$59,946,000	$(4,204,000)

Allowance for Doubtful Accounts	$(397,000)	$(669,000)	$—	$960,000	$(106,000)

Inventory Reserves	$(1,055,000)	$(2,735,000)	$—	$104,000	$(3,686,000)

Deferred Tax Valuation Allowance	$(34,459,000)	$(5,460,000)	$476,000	$—	$(39,443,000)

S – 1