Form 10-Q
period 2010-03-31
BLUEFLY INC
filed 2010-05-04
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Registrant’s telephone number, including area code: (212) 944-8000

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐   No ☒

As of April 30, 2010, there were 24,604,892 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.
TABLE OF CONTENTS
MARCH 31, 2010

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of March 31, 2010 (unaudited) and December 31, 2009	3

	Statements of Operations for the three months ended March 31, 2010 and 2009 (unaudited)	4

	Statements of Cash Flows for the three months ended March 31, 2010 and 2009 (unaudited)	5

	Notes to Financial Statements (unaudited)	6 – 10

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11 – 15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4T.	Controls and Procedures	15

PART II –	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

Signatures		18

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
BLUEFLY, INC.
BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$14,252,000	$10,049,000
Accounts receivable — net of allowance for doubtful accounts	3,845,000	3,319,000
Inventories, net	19,973,000	17,668,000
Prepaid inventory	1,946,000	238,000
Prepaid expenses	780,000	208,000
Other current assets	508,000	513,000
Total current assets	41,304,000	31,995,000

Property and equipment, net	3,255,000	3,506,000

Other assets	142,000	145,000

Total assets	$44,701,000	$35,646,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,150,000	$4,363,000
Allowance for sales returns	3,230,000	2,627,000
Accrued expenses and other current liabilities	1,794,000	2,105,000
Deferred revenue	2,902,000	3,516,000
Total current liabilities	13,076,000	12,611,000

Total liabilities	13,076,000	12,611,000

Commitments and contingencies

Stockholders’ equity:
Common stock – $.01 par value; 50,000,000 and 200,000,000 shares authorized as of March 31, 2010 and December 31, 2009, respectively; 24,941,938 and 18,885,239 shares issued as of March 31, 2010 and December 31, 2009, respectively, 24,604,844 and 18,552,737 shares outstanding as of March 31, 2010 and December 31, 2009, respectively	246,000	185,000
Treasury stock	(1,820,000)	(1,809,000)
Additional paid-in capital	182,168,000	172,127,000
Accumulated deficit	(148,969,000)	(147,468,000)

Total stockholders’ equity	31,625,000	23,035,000
Total liabilities and stockholders’ equity	$44,701,000	$35,646,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$20,240,000	$19,902,000
Cost of sales	11,903,000	13,127,000
Gross profit	8,337,000	6,775,000

Selling and fulfillment expenses	4,049,000	4,394,000
Marketing expenses	3,652,000	3,017,000
General and administrative expenses	2,091,000	2,170,000
Total operating expenses	9,792,000	9,581,000

Operating loss	(1,455,000)	(2,806,000)

Interest expense to related party stockholders	—	(238,000)
Other interest expense, net	(46,000)	(76,000)

Net loss	$(1,501,000)	$(3,120,000)

Basic and diluted net loss per common share	$(0.07)	$(0.23)

Weighted average common shares outstanding
(basic and diluted)	20,896,437	13,832,679

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,501,000)	$(3,120,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	658,000	789,000
Stock based compensation	83,000	178,000
Provisions for returns	603,000	(634,000)
Bad debt expense	97,000	116,000
Reserve for inventory obsolescence	88,000	(370,000)
Amortization of discount on notes payable to related party stockholders	—	88,000
Change in fair value of embedded derivative financial liability to related party stockholders	—	48,000
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(623,000)	(218,000)
Inventories	(2,393,000)	2,692,000
Prepaid inventory	(1,708,000)	72,000
Prepaid expenses	(572,000)	125,000
Other assets	(6,000)	41,000
Increase (decrease) in:
Accounts payable	787,000	(2,041,000)
Accrued expenses and other current liabilities	(300,000)	(336,000)
Deferred revenue	(614,000)	585,000
Interest payable to related party stockholders	—	59,000

Net cash used in operating activities	(5,401,000)	(1,926,000)

Cash flows from investing activities:
Purchases of property and equipment	(405,000)	(70,000)

Net cash used in investing activities	(405,000)	(70,000)

Cash flows from financing activities:
Net proceeds from common stock issuance	10,020,000	—
Purchase of treasury stock	(11,000)	(5,000)

Net cash provided by (used in) financing activities	10,009,000	(5,000)

Net increase (decrease) in cash and cash equivalents	4,203,000	(2,001,000)
Cash and cash equivalents – beginning of period	10,049,000	4,004,000
Cash and cash equivalents – end of period	$14,252,000	$2,003,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$60,000	$80,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2010

NOTE 1 – BASIS OF PRESENTATION

The accompanying financial statements include the accounts of Bluefly, Inc. (the “Company”). The financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2009.

The Company has sustained cumulative net losses and negative cash flows from operations since inception.  As of March 31, 2010, the Company had an accumulated deficit of $148,969,000.  The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations.  The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

Concentration

For the three months ended March 31, 2010 and 2009, the Company acquired approximately 34% and 27%, respectively, of its inventory from one supplier.

NOTE 2 – THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value.  The Company’s e-commerce Web site (“Bluefly.com” or “Web Site”) was launched in September 1998.

NOTE 3 – FAIR VALUE

The Company’s financial instruments consist of cash and cash equivalents, other assets, accounts payable and accrued expenses.  The carrying amounts of these financial instruments approximate fair value due to their short maturities.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space under operating leases that expire on various dates through 2020. In March 2010, the Company entered into a lease agreement extending the term of the lease for space it already occupies for an additional ten years ending on December 31, 2020.  Future minimum lease payments under these operating leases, excluding utilities, which have initial or remaining non-cancelable terms in excess of one year, are as follows:

2010	$280,000
2011	386,000
2012	535,000
2013	554,000
2014	573,000
2015 & thereafter	3,887,000
$6,215,000

Rent expense (including amounts related to commercial rent tax) aggregated approximately $160,000 and $192,000 for the three months ended March 31, 2010 and 2009, respectively.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2010

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is incorporated in the State of Delaware.  In February 2010, the Company amended its certificate of incorporation to decrease the number of authorized shares of Common Stock, $.01 par value per share (the “Common Stock”) from 200,000,000 shares to 50,000,000 shares and to decrease the number of authorized shares of Preferred Stock, $.01 par value per share (the “Preferred Stock”) from 25,000,000 shares to 1,000,000 shares.

Private Placement

On December 21, 2009, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Rho Ventures VI, L.P. (“Rho”) pursuant to which the Company agreed to issue and sell to Rho up to 8,823,529 newly issued shares (the “Private Placement Shares”) of its Common Stock, for an aggregate purchase price of $15,000,000, or $1.70 per share, in a private placement transaction (the “Private Placement”).  The Company issued and sold 2,786,337 of the Private Placement Shares to Rho at an initial closing (the “Initial Closing”) held on December 21, 2009 for an aggregate purchase price of approximately $4,737,000.  The Company received proceeds of approximately $4,468,000, net of $269,000 of issuance costs.

On February 25, 2010, the Company completed the second closing (the “Second Closing”) of the Private Placement transaction with Rho.  At the Second Closing, the Company issued and sold the remaining 6,037,192 Private Placement Shares of its Common Stock to Rho for an aggregate purchase price of approximately $10,263,000. The Company received proceeds of approximately $10,020,000, net of $243,000 of issuance costs for the Private Placement.

NOTE 6 – SHARE-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total share-based compensation expense recorded in the Statements of Operations was $83,000 and $178,000 for the three months ended March 31, 2010 and 2009, respectively.

In addition, concurrently with the Second Closing of the Private Placement, as more fully described in Note 5 – Stockholders’ Equity, the Company amended its Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase the aggregate number of shares of Common Stock that may be the subject of stock-based awards granted pursuant to the Plan by 1,500,000 shares.

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

The following table summarizes the Company’s stock option activity:
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2009	207,760	$9.09
Options granted	1,765,000	$2.40
Options cancelled	(3,708)	$8.80
Options exercised	—	$—
Balance at March 31, 2010	1,969,052	$3.09

Vested at December 31, 2009	180,787	$9.94

Vested at March 31, 2010	176,310	$9.74

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2010

During the first quarter of 2010, 3,708 options were cancelled through normal employee attrition, of which 3,000 options were vested and 708 options were non-vested. During the first quarter of 2010, 4,023 options vested.  The total fair value of the options that vested during the first quarter of 2010 was approximately $11,000.  There were 1,765,000 options granted during the first quarter of 2010. At March 31, 2010, the aggregate intrinsic value of the fully vested options was $3,000 and the weighted average remaining contractual life of the options was approximately 5 years. The Company did not capitalize any compensation cost, or modify any of its stock option grants during the three months ended March 31, 2010. During the first quarter of 2010, no options were exercised and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

As of March 31, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $2,264,000. Total compensation cost is expected to be recognized over four years on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock awards and deferred stock unit awards for employees at March 31, 2010:
	Restricted	Deferred Stock
	Stock Awards	Unit Awards
Balance at December 31, 2009	8,437	12,314
Shares/Units granted	8,062	—
Shares/Units forfeited	(750)	(51)
Shares/Units restriction lapses	(6,562)	(12,263)
Balance at March 31, 2010	9,187	—

Weighted average grant date fair value per share	$2.24	$—

Aggregate grant date fair value	$25,000	$—

Weighted average vesting service period of shares granted	12 Months	12-36 Months

Number of shares/units vested at March 31, 2010	—	—

Number of shares/units Non-vested at March 31, 2010	9,187	—

As of March 31, 2010, the total compensation cost related to non-vested restricted stock not yet recognized was $15,000.  Total compensation cost is expected to be recognized within a one year period on a weighted average basis.

NOTE 7 – SUBORDINATED CONVERTIBLE NOTES

In July 2008, the Company issued Subordinated Notes in the aggregate principal amount of $3,000,000 that had a term expiring three years from the date of issuance and bore interest at the rate of 8% per annum, compounded annually, which was payable in cash upon maturity or conversion (the “Subordinated Notes”).  In December 2009, all outstanding Subordinated Notes were converted into shares of Common Stock at a conversion price of $1.70 per share.

In connection with the adoption of authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, on January 1, 2009, the Company determined that the embedded conversion feature in the Subordinated Notes were not indexed to the Company’s own stock and, therefore, were an embedded derivative financial liability (the “Embedded Derivative”), which requires bifurcation and must be separately accounted for as a separate instrument.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2010

The Company measured the fair value of the Embedded Derivative using a Black-Scholes valuation model as of January 1, 2009 to determine the cumulative effect of the change in accounting principle to be recorded. The Company recorded a cumulative effect of the change in accounting principle of approximately $779,000, which was recognized as a decrease in accumulated deficit at January 1, 2009.  The amount recognized in the Company’s Balance Sheet upon the initial adoption of the authoritative guidance described above was determined based on the amounts that would have been recognized if the authoritative guidance had been applied from the issuance date of the Subordinated Notes and the amount recognized in the Company’s Balance Sheet upon the initial application of the authoritative guidance.  In addition, as a result of the bifurcation, the Company recognized an Embedded Derivative of approximately $98,000 and a discount on the Subordinated Notes of $877,000, which reduced the carrying value of the Subordinated Notes at the date of adoption.  This discount represented additional non-cash interest expense that was to be amortized over the remaining life of the Subordinated Notes.

The Company also re-measured the fair value of the Embedded Derivative at March 31, 2009.  Any change in fair value was recorded as part of interest expense to related party stockholders.  The assumptions used at March 31, 2009 were as follows:

(Unaudited)
March 31, 2009

Risk-free interest rate	0.81%
Expected life (in years)	2.31
Dividend yield	0.00%
Expected volatility	87.95%

Expected volatility was based on the historical volatility of the price of the Company’s Common Stock, measured over the same period of time as the remaining maturity life of the Subordinated Notes.  The risk free interest rate was based on the interest rate for U.S. Treasury Notes having a maturity period equal to the then remaining maturity life of the Subordinated Notes.

For the three months ended March 31, 2009, the Company recognized interest expense in connection with its Subordinated Notes, including changes in fair value of the Embedded Derivative, which were included in total interest expense to related party stockholders in the Statement of Operations, as follows:
(Unaudited)
Three Months Ended
March 31, 2009

Amortization of discount on notes payable to related party stockholders	$88,000
Interest expense to related party stockholders	59,000
Appreciation in fair value of embedded derivative financial liability to related party stockholders	48,000
Amortization expense of warrants issued to related party stockholders	43,000

Total interest expense to related party stockholders	$238,000

NOTE 8 – NET LOSS PER SHARE

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2010

	Three Months Ended
	March 31,
	2010	2009

Net loss	$(1,501,000)	$(3,120,000)

Weighted average common shares outstanding (basic)	20,896,437	13,832,679

Options and warrants(1)(2)	—	—

Preferred stock and subordinated notes(1)	—	—

Restricted stock and deferred stock awards(1)	—	—

Weighted average common shares outstanding (diluted)	20,896,437	13,832,679

(1)	For the three months ended March 31, 2010 and 2009, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Options and warrants	168,336	—

Preferred stock and subordinated notes	—	821,918

Restricted stock and deferred stock awards	19,836	541,545

(2)
Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

NOTE 9 – RECENT ACCOUNTING PRONOUNCEMENTS

In February 2010, the Financial Accounting Standards Board (“FASB”) issued an update to authoritative guidance relating to subsequent events, which was effective upon the issuance of the update.  The Company adopted this authoritative guidance on February 28, 2010.  The update to the authoritative guidance relating to subsequent events removes the requirement for Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  The adoption of this update to the authoritative guidance relating to subsequent events did not impact the Company’s financial position or operating results other than removing the disclosure.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home furnishings at discounts of up to 75% off of retail value.  We launched our Web site in September 1998.

Our net sales increased by approximately 2% to $20,240,000 for the three months ended March 31, 2010 from $19,902,000 for the three months ended March 31, 2009.  Our gross margin percentage increased to 41.2% for the three months ended March 31, 2010 from 34.0% for the three months ended March 31, 2009. Our gross profit increased by approximately 23% to $8,337,000 for the three months ended March 31, 2010 from $6,775,000 for the three months ended March 31, 2009. The increase in both our gross margin and gross profit was primarily attributable to an increase in our product margins due to improved initial margins across all categories.  We incurred an operating loss of $1,455,000 for the three months ended March 31, 2010 as compared to an operating loss of $2,806,000 for the three months ended March 31, 2009.  The improvement in operating loss was primarily a result of the increase in gross margin percentage, a decrease in variable operating fulfillment expenses and a reduction in our selling and fulfillment expenses offset by an increase in marketing expenses.

Marketing expenses (excluding staff related costs) increased to $3,276,000 for the three months ended March 31, 2010 from $2,818,000 for the three months ended March 31, 2009.  Marketing expenses (excluding staff related costs) increased primarily as a result of increased expenses in our offline/online integrated marketing campaign of approximately $160,000.  Marketing expenses (including staff related costs) as a percentage of net sales increased to 18.0% for the three months ended March 31, 2010 compared to 15.2% for the three months ended March 31, 2009. General and administrative expenses decreased to $2,091,000 from $2,170,000 for the first quarter of 2009.

Our reserve for returns and credit card chargebacks increased to 39.1% of gross sales for the first quarter of 2010 compared to 38.3% for the first quarter of 2009.  The increase was primarily caused by a shift in our merchandise mix towards higher end products.  However, we believe that this increase in return rates has been more than offset by higher gross margin dollars and average order sizes that have been generated by this shift in merchandise mix.

At March 31, 2010, we had an accumulated deficit of $148,969,000. The cumulative net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our preferred stock and the payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended March 31, 2010 Compared To The Three Months Ended March 31, 2009.

The following table sets forth our Statements of Operations data for the three months ended March 31st. All data is in thousands except as indicated below:

	2010		2009
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$20,240	100.0%	$19,902	100.0%
Cost of sales	11,903	58.8	13,127	66.0
Gross profit	8,337	41.2	6,775	34.0

Selling and fulfillment expenses	4,049	20.0	4,394	22.0
Marketing expenses	3,652	18.0	3,017	15.2
General and administrative expenses	2,091	10.4	2,170	10.9
Total operating expenses	9,792	48.4	9,581	48.1

Operating loss	(1,455)	(7.2)	(2,806)	(14.1)

Interest expense, net	(46)	(0.2)	(314)	(1.6)

Net loss	$(1,501)	(7.4)%	$(3,120)	(15.7)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

	2010	2009

Average order size (including shipping & handling)	$279.94	$249.99
New customers added during the period*	42,532	46,605

*Based on unique email addresses

In addition to the financial statement items and metrics listed above, which are non-GAAP financial measurements, we also report gross sales, another non-GAAP financial measure.  We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt.  We believe that the presentation of gross sales is useful to investors because (a) it provides an alternative measure of the total demand for the products sold by us and (b) it provides a basis upon which to measure the percentage of total demand that is reserved for both returns and bad debt.  Management uses the gross sales measure for these same reasons.

Net sales: Gross sales for the three months ended March 31, 2010 increased by approximately 3% to $33,235,000 from $32,272,000 for the three months ended March 31, 2009. For the three months ended March 31, 2010, we recorded a provision for returns and credit card chargebacks and other discounts of $12,995,000 or approximately 39.1% of gross sales. For the three months ended March 31, 2009, the provision for returns and credit card chargebacks and other discounts was $12,370,000, or approximately 38.3% of gross sales. The increase in this provision as a percentage of gross sales resulted from a shift in our merchandise mix towards higher end products.  However, we believe that this increase in return rates has been more than offset by higher gross margin dollars and average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the three months ended March 31, 2010 was $20,240,000. This represents an increase of approximately 2% compared to the three months ended March 31, 2009, in which net sales totaled $19,902,000. The increase in net sales resulted primarily from a 12% increase in average order size. For the three months ended March 31, 2010, revenue from shipping and handling (which is included in net sales) decreased approximately 11% to $1,058,000 from $1,192,000 for the three months ended March 31, 2009. Shipping and handling revenue decreased primarily as a result of a decrease in customer orders and higher average order sizes.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2010 was $11,903,000 resulting in a gross margin percentage of approximately 41.2%. Cost of sales for the three months ended March 31, 2009 was $13,127,000, resulting in a gross margin percentage of 34.0%. Gross profit increased by approximately 23% to $8,337,000 for the three months ended March 31, 2010 compared to $6,775,000 for the three months ended March 31, 2009. The increase in gross margin and gross profit is attributable to an increase in product margins due to improved initial margins across all categories.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by approximately 8% for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. Selling and fulfillment expenses were comprised of the following:

	Three Months Ended March,				Percentage
(All data in thousands)	2010		2009		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$1,904	9.4%	$2,088	10.5%	(8.8)%
Technology	1,301	6.4	1,498	7.5	(13.2)
E-Commerce	844	4.2	808	4.0	4.5
Total selling and fulfillment expenses	$4,049	20.0%	$4,394	22.0%	(7.9)%

As a percentage of net sales, our selling and fulfillment expenses decreased to 20.0% for the three months ended March 31, 2010 from 22.0% for the three months ended March 31, 2009.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses decreased for the three months ended March 31, 2010 by 8.8% compared to the three months ended March 31, 2009 primarily as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns) and a decrease in fees associated with our customer service call center.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended March 31, 2010, technology expenses decreased by 13.2% compared to the three months ended March 31, 2009. This decrease was attributable to a decrease in depreciation expense of $117,000, a decrease in salary and salary related expenses of approximately $73,000 and a decrease in consulting expenses of $41,000, which was offset by an increase in software support expenses of approximately $59,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the three months ended March 31, 2010, e-commerce expenses increased by approximately 4.5% as compared to the three months ended March 31, 2010 primarily as a result of an increase in expenses associated with photo shoots of approximately $40,000.

Marketing expenses:  Marketing expenses increased by 21% to $3,652,000 for the three months ended March 31, 2010 from $3,017,000 for the three months ended March 31, 2009.

Marketing expenses include expenses related to our offline/online integrated marketing campaign, paid search, email campaigns, comparison engines, fees to affiliates, and direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses increased to 18.0% for the three months ended March 31, 2010 from 15.2% for the three months ended March 31, 2009.

The increase in total marketing expenses was attributable to increases in both online and offline marketing programs of approximately $251,000 and $222,000, respectively, including an increase in expenses related to our offline/online integrated marketing campaign of approximately $160,000.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended March 31, 2010 decreased by approximately 4% to $2,091,000 as compared to $2,170,000 for the three months ended March 31, 2009.  The decrease in general and administrative expenses was primarily the result of a decrease in rent and maintenance expenses of $81,000, a decrease in stock-based compensation expense related to equity awards of $72,000, a decrease in professional fees of $63,000, which were all offset by increases in franchise fees of $63,000 and salary and salary related expenses of $62,000.

As a percentage of net sales, general and administrative expenses for the three months ended March 31, 2010 decreased to 10.4% from 10.9% for the three months ended March 31, 2009.

Loss from operations:  For the three months ended March 31, 2010, we incurred an operating loss of $1,455,000 compared to an operating loss of $2,806,000 for the three months ended March 31, 2009.

Interest income: Interest income for the three months ended March 31, 2010 increased to $11,000 from $5,000 for the three months ended March 31, 2009. These amounts related primarily to interest income earned on our cash balances.

Interest expense to related party stockholders: Interest expense to related party stockholders for the three months ended March 31, 2010 decreased to $0 as compared to $238,000 for the three months ended March 31, 2009. Interest expense to related party stockholders consisted of amortization expense from warrants issued to certain related parties, accrued interest expense due upon maturity, non-cash changes in fair value of the embedded derivative and non-cash amortization of the discount relating to our outstanding subordinated convertible notes issued to certain related parties.  There was no interest expense to related party stockholders for the three months ended March 31, 2010 because the notes were converted to common stock in connection with the private placement transaction in late 2009.

Interest expense: Interest expense for the three months ended March 31, 2010 was approximately $57,000 compared to $81,000 for the three months ended March 31, 2009. Interest expense consists primarily of fees paid in connection with our credit facility.

Liquidity And Capital Resources

General

At March 31, 2010, we had approximately $14.3 million in cash and cash equivalents compared to $10.0 million and $2.0 million at December 31, 2009 and March 31, 2009, respectively. Working capital at March 31, 2010 and 2009 was $28.2 million and $13.2 million, respectively.  Working capital at December 31, 2009 was $19.4 million.  As of March 31, 2010, we had an accumulated deficit of approximately $149.0 million.  We have incurred negative cash flows and cumulative net losses since inception.

During the first quarter of 2010, we completed the Second Closing of the Private Placement financing with Rho in which we received approximately $10,020,000, net of $243,000 of issuance costs.

We believe that our existing cash balance, combined with working capital and the funds available from our credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months.  There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”).  Pursuant to the terms of the credit facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of March 31, 2010, total availability under the credit facility was approximately $4.8 million of which $2.9 million was committed for letters of credit in favor of suppliers, leaving approximately $1.9 million available for further borrowings. The terms of the credit facility contain a material adverse condition clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would become due and payable.

Interest accrues monthly on the average daily amount outstanding under the credit facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25%. We also pay a monthly commitment fee on the unused portion of the credit facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.75% and a servicing fee of $3,333 per month.  We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days of such letter of credit, or a portion thereof, remains open.

Both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of media placements. As of March 31, 2010, we had approximately $1,946,000 of prepaid inventory and approximately $542,000 of prepaid marketing on our Balance Sheet compared to $238,000 and $12,000, respectively, as of December 31, 2009 and $83,000 and $131,000, respectively, as of March 31, 2009.

Commitments and Long-Term Obligations

As of March 31, 2010, we had the following commitments and long-term obligations:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Marketing and advertising	$1,251,000	$1,251,000	$—	$—	$—
Operating leases	6,215,000	407,000	930,000	1,137,000	3,741,000
Employment contracts	4,849,000	1,369,000	3,480,000	—	—
Total commitments and long-term obligations	$12,315,000	$3,027,000	$4,410,000	$1,137,000	$3,741,000

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. These risks and uncertainties include, but are not limited to, the following:  our history of losses and anticipated future losses; risks associated with the economic downturn; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; the success of our advertising campaign; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web site; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; and uncertainties relating to the imposition of sales tax on Internet sales.

Part II  - OTHER INFORMATION

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table shows purchases of our own equity securities, which we completed during the first quarter of 2010:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs	Maximum Dollar Value that May Yet be Purchased Under the Programs
	(1)
January 1, 2010 – January 31, 2010	—	$—	N/A	N/A
February 1, 2010 – February 28, 2010	4,592	$2.48	N/A	N/A
March 1, 2010 – March 31, 2010	—	$—	N/A	N/A

Total – Three months ended March 31, 2010	4,592	$2.48	N/A	N/A

(1)
These shares were withheld by the Company to satisfy the tax withholding obligations of certain officers and employees of the Company in connection with the distribution of common stock in respect of deferred stock units held by such officers and employees.

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
10.1
Lease Agreement by and between the Company and 42-52 West 39 Street LLC, dated March 17, 2010 (incorporated by reference to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on March 22, 2010).

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

May 4, 2010