Form 10-Q
period 2010-06-30
BLUEFLY INC
filed 2010-08-06
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission File Number 001-14498

BLUEFLY, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3612110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 West 39th Street, New York, NY (Address of principal executive offices)	10018 (Zip Code)

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

As of August 3, 2010, there were 24,607,338 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.
TABLE OF CONTENTS
JUNE 30, 2010

		PAGE

PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Operations for the three months ended June 30, 2010 and 2009 (unaudited)	4

	Statements of Operations for the six months ended June 30, 2010 and 2009 (unaudited)	5

	Statements of Cash Flows for the six months ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4T.	Controls and Procedures	19

PART II –	OTHER INFORMATION

Item 6.	Exhibits	21

Signatures		22

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
BLUEFLY, INC.
BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$11,576,000	$10,049,000
Accounts receivable — net of allowance for doubtful accounts	2,519,000	3,319,000
Inventories, net	23,417,000	17,668,000
Prepaid inventory	704,000	238,000
Prepaid expenses	235,000	208,000
Other current assets	513,000	513,000
Total current assets	38,964,000	31,995,000

Property and equipment, net	3,128,000	3,506,000

Other assets	139,000	145,000

Total assets	$42,231,000	$35,646,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,960,000	$4,363,000
Allowance for sales returns	2,396,000	2,627,000
Accrued expenses and other current liabilities	986,000	2,105,000
Deferred revenue	2,791,000	3,516,000
Total current liabilities	11,133,000	12,611,000

Total liabilities	11,133,000	12,611,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock – $.01 par value; 50,000,000 and 200,000,000 shares authorized as of June 30, 2010 and December 31, 2009, respectively; 24,945,736 and 18,885,239 shares issued as of June 30, 2010 and December 31, 2009, respectively, 24,607,338 and 18,552,737 shares outstanding as of June 30, 2010 and December 31, 2009, respectively	246,000	185,000
Treasury stock	(1,824,000)	(1,809,000)
Additional paid-in capital	182,369,000	172,127,000
Accumulated deficit	(149,693,000)	(147,468,000)

Total stockholders’ equity	31,098,000	23,035,000
Total liabilities and stockholders’ equity	$42,231,000	$35,646,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009

Net sales	$20,545,000	$19,858,000
Cost of sales	12,567,000	11,974,000
Gross profit	7,978,000	7,884,000

Selling and fulfillment expenses	3,926,000	4,031,000
Marketing expenses	2,855,000	1,763,000
General and administrative expenses	1,866,000	1,929,000
Total operating expenses	8,647,000	7,723,000

Operating (loss) income	(669,000)	161,000

Interest expense to related party stockholders	—	(275,000)
Other interest expense, net	(55,000)	(72,000)

Net loss	$(724,000)	$(186,000)

Basic and diluted net loss per common share	$(0.03)	$(0.01)

Weighted average common shares outstanding (basic and diluted)	24,597,254	13,843,985

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009

Net sales	$40,785,000	$39,760,000
Cost of sales	24,470,000	25,101,000
Gross profit	16,315,000	14,659,000

Selling and fulfillment expenses	7,975,000	8,425,000
Marketing expenses	6,507,000	4,780,000
General and administrative expenses	3,957,000	4,099,000
Total operating expenses	18,439,000	17,304,000

Operating loss	(2,124,000)	(2,645,000)

Interest expense to related party stockholders	—	(512,000)
Other interest expense, net	(101,000)	(149,000)

Net loss	$(2,225,000)	$(3,306,000)

Basic and diluted net loss per common share	$(0.10)	$(0.24)

Weighted average common shares outstanding (basic and diluted)	22,757,060	13,838,363

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
	2010	2009

Cash flows from operating activities:
Net loss	$(2,225,000)	$(3,306,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,272,000	1,591,000
Stock based compensation	284,000	329,000
Provisions for returns	(231,000)	(1,402,000)
Bad debt expense	156,000	189,000
Reserve for inventory obsolescence	128,000	(370,000)
Amortization of discount on notes payable to related party stockholders	—	175,000
Change in fair value of embedded derivative financial liability to related party stockholders	—	175,000
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	644,000	(224,000)
Inventories	(5,877,000)	5,075,000
Prepaid inventory	(466,000)	54,000
Prepaid expenses	(27,000)	263,000
Other assets	(15,000)	(16,000)
Increase (decrease) in:
Accounts payable	597,000	(3,949,000)
Accrued expenses and other current liabilities	(1,104,000)	(693,000)
Deferred revenue	(725,000)	(111,000)
Interest payable to related party stockholders	—	120,000

Net cash used in operating activities	(7,589,000)	(2,100,000)

Cash flows from investing activities:
Purchases of property and equipment	(889,000)	(87,000)

Net cash used in investing activities	(889,000)	(87,000)

Cash flows from financing activities:
Net proceeds from common stock issuance	10,020,000	—
Purchase of treasury stock	(15,000)	(5,000)

Net cash provided by (used in) financing activities	10,005,000	(5,000)

Net increase (decrease) in cash and cash equivalents	1,527,000	(2,192,000)
Cash and cash equivalents – beginning of period	10,049,000	4,004,000
Cash and cash equivalents – end of period	$11,576,000	$1,812,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$124,000	$139,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2010

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

The Company has sustained cumulative net losses and negative cash flows from operations since inception.  As of June 30, 2010, the Company had an accumulated deficit of $149,693,000.  The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations.  The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

Concentration

For the three months ended June 30, 2010 and 2009, the Company acquired approximately 53% and 40%, respectively, of its inventory from one supplier.

For the six months ended June 30, 2010 and 2009, the Company acquired approximately 44% and 32%, respectively, of its inventory from one supplier.

NOTE 2 – THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel, accessories and home products at discounts of up to 75% off of retail value.  The Company’s e-commerce Web site, bluefly.com (“Bluefly.com” or “Web Site”), was launched in September 1998.

NOTE 3 – FAIR VALUE

The Company’s financial instruments consist of cash and cash equivalents, other assets, accounts payable and accrued expenses.  The carrying amounts of these financial instruments approximate fair value due to their short maturities.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space under operating leases that expire on various dates through 2020. In March 2010, the Company entered into a lease agreement extending the term of the lease for space it already occupies for an additional ten years ending on December 31, 2020.  Future minimum lease payments under these operating leases, excluding utilities, which have initial or remaining non-cancelable terms in excess of one year as of June 30, 2010, are as follows:

2010	$127,000
2011	386,000
2012	535,000
2013	554,000
2014	573,000
2015 & thereafter	3,887,000
$6,062,000

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2010

Rent expense (including amounts related to commercial rent tax) aggregated approximately $161,000 and $180,000 for the three months ended June 30, 2010 and 2009, respectively, and $320,000 and $373,000 for the six months ended June 30, 2010 and 2009, respectively.

NOTE 5 – STOCKHOLDERS’ EQUITY

Authorized Shares

The Company is incorporated in the State of Delaware.  In February 2010, the Company amended its certificate of incorporation to decrease the number of authorized shares of Common Stock, $.01 par value per share (the “Common Stock”), from 200,000,000 shares to 50,000,000 shares and to decrease the number of authorized shares of Preferred Stock, $.01 par value per share (the “Preferred Stock”), from 25,000,000 shares to 1,000,000 shares.

Private Placement

On December 21, 2009, the Company entered into a Securities Purchase Agreement with Rho Ventures VI, L.P. (“Rho”) pursuant to which the Company agreed to issue and sell to Rho up to 8,823,529 newly issued shares (the “Private Placement Shares”) of its Common Stock for an aggregate purchase price of $15,000,000, or $1.70 per share, in a private placement transaction (the “Private Placement”).  The Company issued and sold 2,786,337 of the Private Placement Shares to Rho at an initial closing (the “Initial Closing”) held on December 21, 2009 for an aggregate purchase price of approximately $4,737,000.  The Company received proceeds from the Initial Closing of approximately $4,468,000, net of $269,000 of issuance costs.

On February 25, 2010, the Company completed the second closing (the “Second Closing”) of the Private Placement. At the Second Closing, the Company issued and sold the remaining 6,037,192 Private Placement Shares to Rho for an aggregate purchase price of approximately $10,263,000. The Company received proceeds from the Second Closing of approximately $10,020,000, net of $243,000 of issuance costs.

Registration Rights and Warrants Issuance

In connection with the Private Placement, the Company entered into a Registration Rights Agreement pursuant to which it agreed to file a registration statement with respect to the Private Placement Shares within 30 days following the date of the Second Closing (the “Filing Deadline”) and to cause such registration statement to be declared effective by the Securities and Exchange Commission within 180 days following the date of the Second Closing (the “Effectiveness Deadline”). The Registration Rights Agreement provided that we would be obligated to issue warrants to Rho in certain circumstances if the registration statement was not filed by the Filing Deadline or declared effective by the Effectiveness Deadline. The Company filed a registration statement with the Securities and Exchange Commission covering the Private Placement Shares on March 10, 2010 and the registration statement was declared effective on May 25, 2010.  As the registration statement was filed within the Filing Deadline and was declared effective within the Effectiveness Deadline, the Company did not record any amounts in the financial statements with regards to warrants.

NOTE 6 – SHARE-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total share-based compensation expense recorded in the Statements of Operations was $201,000 and $151,000 for the three months ended June 30, 2010 and 2009, respectively, and $284,000 and $329,000 for the six months ended June 30, 2010 and 2009, respectively.

In February 2010, the Company amended its Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase the aggregate number of shares of Common Stock that may be the subject of stock-based awards granted pursuant to the Plan by 1,500,000 shares and, in June 2010, the Company again amended the Plan to increase the aggregate number of shares of Common Stock that may be the subject of stock-based awards granted pursuant to the Plan by an additional 1,586,392 shares.

Stock Options

The fair value of options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the price of the Company's Common Stock. Management monitors

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2010

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

The following table summarizes the Company’s stock option activity:
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2009	207,760	$9.09
Options granted	1,765,000	$2.40
Options cancelled	(15,844)	$4.42
Options exercised	—	$—
Balance at June 30, 2010	1,956,916	$3.09

Vested at December 31, 2009	180,787	$9.94

Vested at June 30, 2010	288,196	$6.88

During the second quarter of 2010, 12,136 options were cancelled through normal employee attrition, of which 1,844 options were vested and 10,292 options were non-vested. During the second quarter of 2010, 113,730 options vested.  The total fair value of the options that vested during the second quarter of 2010 was approximately $199,000.  There were no options granted during the second quarter of 2010. At June 30, 2010, the aggregate intrinsic value of the fully vested options was $6,000 and the weighted average remaining contractual life of the options was approximately nine years. The Company did not capitalize any compensation cost, or modify any of its stock option grants during the three and six months ended June 30, 2010. During the second quarter of 2010, no options were exercised and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

As of June 30, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $2,064,000. Total compensation cost is expected to be recognized over four years on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock awards and deferred stock unit awards for employees at June 30, 2010:

	Restricted	Deferred Stock
	Stock Awards	Unit Awards
Balance at December 31, 2009	8,437	12,314
Shares/Units granted	8,062	—
Shares/Units forfeited	(750)	(51)
Shares/Units restriction lapses	(6,562)	(12,263)
Balance at June 30, 2010	9,187	—

Weighted average grant date fair value per share	$2.24	$—

Aggregate grant date fair value	$21,000	$—

Weighted average vesting service period of shares granted	12 Months	12-36 Months

Number of shares/units vested at June 30, 2010	—	—

Number of shares/units non-vested at June 30, 2010	9,187	—

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2010

As of June 30, 2010, the total compensation cost related to non-vested restricted stock not yet recognized was $11,000.  Total compensation cost is expected to be recognized within a one year period on a weighted average basis.

NOTE 7 – SUBORDINATED CONVERTIBLE NOTES

In July 2008, the Company issued Subordinated Notes in the aggregate principal amount of $3,000,000 that had a term expiring three years from the date of issuance and bore interest at the rate of 8% per annum, compounded annually, which was payable in cash upon maturity or conversion (the “Subordinated Notes”).  In December 2009, in connection with the Private Placement, all outstanding Subordinated Notes were converted into shares of Common Stock at a conversion price of $1.70 per share.

In connection with the adoption of authoritative guidance relating to determining whether an instrument (or embedded feature) is indexed to an entity’s own stock, on January 1, 2009, the Company determined that the embedded conversion feature included in each of the Subordinated Notes was not indexed to the Company’s own stock and, therefore, such feature qualified as an embedded derivative financial liability (the “Embedded Derivative”), which required bifurcation and must be separately accounted for as a separate instrument.

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

The Company also re-measured the fair value of the Embedded Derivative at June 30, 2009.  Any change in fair value was recorded as part of interest expense to related party stockholders.  The assumptions used at June 30, 2009 were as follows:

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

For the three and six months ended June 30, 2009, the Company recognized interest expense in connection with its Subordinated Notes, including changes in fair value of the Embedded Derivative, which were included in total interest expense to related party stockholders in the Statement of Operations, as follows:

(Unaudited)
Three Months Ended
June 30, 2009

Appreciation in fair value of embedded derivative financial liability to related party stockholders	$127,000
Amortization of discount on notes payable to related party stockholders	87,000
Interest expense to related party stockholders	61,000

Total interest expense to related party stockholders	$275,000

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2010

(Unaudited)
Six Months Ended
June 30, 2009

Appreciation in fair value of embedded derivative financial liability to related party stockholders	$175,000
Amortization of discount on notes payable to related party stockholders	175,000
Interest expense to related party stockholders	120,000

Total interest expense to related party stockholders	$470,000

NOTE 8 – NET LOSS PER SHARE

Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for options, warrants, restricted stock awards and deferred stock unit awards, and the if-converted method for preferred stock and the subordinated notes.  Due to the Company’s net loss, (i) options and warrants to purchase shares of Common Stock, (ii) preferred stock and Subordinated Notes convertible into shares of Common Stock, (iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for each of the following periods presented:

	Three Months Ended
	June 30,
	2010	2009

Net loss	$(724,000)	$(186,000)

Weighted average common shares outstanding (basic)	24,597,254	13,843,985

Options and warrants(1)(2)	—	—

Preferred stock and subordinated notes(1)	—	—

Restricted stock and deferred stock awards(1)	—	—

Weighted average common shares outstanding (diluted)	24,597,254	13,843,985

(1) For the three months ended June 30, 2010 and 2009, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Options and warrants	47,292	—

Preferred stock and subordinated notes	—	821,918

Restricted stock and deferred stock awards	9,187	269,642

(2)  Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2010
	Six Months Ended
	June 30,
	2010	2009

Net loss	$(2,225,000)	$(3,306,000)

Weighted average common shares outstanding (basic)	22,757,060	13,838,363

Options and warrants(1)(2)	—	—

Preferred stock and subordinated notes(1)	—	—

Restricted stock and deferred stock awards(1)	—	—

Weighted average common shares outstanding (diluted)	22,757,060	13,838,363

(1) For the six months ended June 30, 2010 and 2009, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Options and warrants	47,292	—

Preferred stock and subordinated notes	—	821,918

Restricted stock and deferred stock awards	14,482	275,222

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

Our net sales increased by approximately 4% to $20,545,000 for the three months ended June 30, 2010 from $19,858,000 for the three months ended June 30, 2009.  Our gross margin percentage decreased to 38.8% for the three months ended June 30, 2010 from 39.7% for the three months ended June 30, 2009. Our gross profit slightly increased by approximately 1% to $7,978,000 for the three months ended June 30, 2010 from $7,884,000 for the three months ended June 30, 2009. The decrease in our gross margin was primarily attributable to a decrease in our product margins relating to the growth of our luxury designer merchandise, which historically have lower margins compared to our contemporary merchandise and create a higher average order size.  We incurred an operating loss of $669,000 for the three months ended June 30, 2010 as compared to an operating income of $161,000 for the three months ended June 30, 2009.  We incurred an operating loss primarily as a result of an increase in marketing expenses, as we began to invest again in awareness building marketing programs.

Marketing expenses (excluding staff related costs) increased to $2,601,000 for the three months ended June 30, 2010 from $1,578,000 for the three months ended June 30, 2009.  Marketing expenses (excluding staff related costs) increased primarily as a result of planned increased expenses of $365,000 in our offline advertising, $343,000 related to integrated marketing programs, $121,000 related to comparison engines and $108,000 related to affiliate expenses. This planned increase was a result of a return to awareness building marketing programs, which were severely reduced during the second quarter of 2009 in response to the difficult economic environment.  Marketing expenses (including staff related costs) as a percentage of net sales increased to 13.9% for the three months ended June 30, 2010 compared to 8.9% for the three months ended June 30, 2009. General and administrative expenses decreased to $1,866,000 from $1,929,000 for the three months ended June 30, 2009.

Our reserve for returns and credit card chargebacks increased to 40.1% of gross sales for the second quarter of 2010 compared to 39.2% for the second quarter of 2009.  The increase was primarily caused by a shift in our merchandise mix towards luxury designer merchandise, which traditionally have a higher average order size and slightly higher return rates associated with them.  However, we believe that this increase in return rates has been more than offset by higher average order sizes that have been generated by this shift in merchandise mix.

At June 30, 2010, we had an accumulated deficit of $149,693,000. The cumulative net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web Site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our preferred stock and the payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended June 30, 2010 Compared To The Three Months Ended June 30, 2009.

The following table sets forth our Statements of Operations data for the three months ended June 30th. All data is in thousands except as indicated below:

	2010		2009
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$20,545	100.0%	$19,858	100.0%
Cost of sales	12,567	61.2	11,974	60.3
Gross profit	7,978	38.8	7,884	39.7

Selling and fulfillment expenses	3,926	19.1	4,031	20.3
Marketing expenses	2,855	13.9	1,763	8.9
General and administrative expenses	1,866	9.1	1,929	9.7
Total operating expenses	8,647	42.1	7,723	38.9

Operating (loss) income	(669)	(3.3)	161	0.8

Interest expense, net	(55)	(0.2)	(347)	(1.7)

Net loss	$(724)	(3.5)%	$(186)	(0.9)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

	2010	2009

Average order size (including shipping & handling)	$310.39	$268.79
New customers added during the period*	36,794	38,718

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

Net sales: Gross sales for the three months ended June 30, 2010 increased by approximately 5% to $34,294,000 from $32,684,000 for the three months ended June 30, 2009. For the three months ended June 30, 2010, we recorded a provision for returns and credit card chargebacks and other discounts of $13,749,000 or approximately 40.1% of gross sales. For the three months ended June 30, 2009, the provision for returns and credit card chargebacks and other discounts was $12,826,000, or approximately 39.2% of gross sales. The increase in this provision as a percentage of gross sales resulted from a shift in our merchandise mix towards luxury designer merchandise, which traditionally have a higher average order size and slightly higher return rates associated with them.  However, we believe that this increase in return rates has been more than offset by higher average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns and credit card chargebacks, our net sales for the three months ended June 30, 2010 was $20,545,000. This represents an increase of approximately 4% compared to the three months ended June 30, 2009, in which net sales totaled $19,858,000. The increase in net sales resulted primarily from a 15% increase in average order size. For the three months ended June 30, 2010, revenue from shipping and handling (which is included in net sales) decreased approximately 9% to $1,080,000 from $1,187,000 for the three months ended June 30, 2009. Shipping and handling revenue decreased primarily as a result of a decrease in the number of customer orders due to higher average order sizes.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended June 30, 2010 was $12,567,000 resulting in a gross margin percentage of approximately 38.8%. Cost of sales for the three months ended June 30, 2009 was $11,974,000, resulting in a gross margin percentage of 39.7%. Gross profit slightly increased by approximately 1% to $7,978,000 for the three months ended June 30, 2010 compared to $7,884,000 for the three months ended June 30, 2009. The decrease in gross margin is attributable to a decrease in product margins relating to the growth of our luxury designer merchandise, which historically have lower margins compared to our contemporary merchandise and create a higher average order size.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by approximately 3% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. Selling and fulfillment expenses were comprised of the following:

	Three Months Ended June 30,				Percentage
(All data in thousands)	2010		2009		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$1,808	8.8%	$1,836	9.3%	(1.5)%
Technology	1,341	6.5	1,470	7.4	(8.8)
E-Commerce	777	3.8	725	3.6	7.1
Total selling and fulfillment expenses	$3,926	19.1%	$4,031	20.3%	(2.6)%

As a percentage of net sales, our selling and fulfillment expenses decreased to 19.1% for the three months ended June 30, 2010 from 20.3% for the three months ended June 30, 2009.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses decreased for the three months ended June 30, 2010 by 1.5% compared to the three months ended June 30, 2009 primarily as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), which were partially offset by an increase in credit card fees.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the three months ended June 30, 2010, technology expenses decreased by 8.8% compared to the three months ended June 30, 2009. This decrease was attributable to a decrease in depreciation expense of $104,000 and a decrease in salary and salary related expenses of approximately $55,000, which were offset by an increase in software support, equipment and Web Site hosting expenses of approximately $22,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web Site design. For the three months ended June 30, 2010, e-commerce expenses increased by approximately 7.1% as compared to the three months ended June 30, 2010 primarily as a result of increases in fees relating to the development of new Web Site features and functionalities of $70,000 and short-term staffing and shipping expenses of $42,000, which were partially offset by decreases in expenses associated with photo shoots of approximately $40,000 and salary and salary related expenses of $35,000.

Marketing expenses:  Marketing expenses (including staff related costs) increased by 62% to $2,855,000 for the three months ended June 30, 2010 from $1,763,000 for the three months ended June 30, 2009.

Marketing expenses include expenses related to our offline/online integrated marketing campaign, paid search, email campaigns, comparison engines, fees to affiliates, and direct mail campaigns as well as staff related costs. As a percentage of net sales, our marketing expenses (including staff related costs) increased to 13.9% for the three months ended June 30, 2010 from 8.9% for the three months ended June 30, 2009.

The increase in total marketing expenses (excluding staff related costs) was attributable to increases in both offline and online marketing programs of approximately $714,000 and $309,000, respectively, including an increase in expenses related to our offline/online integrated marketing campaign of approximately $365,000. This increase represented a return to awareness building marketing programs, which were severely reduced during the second quarter of 2009 in response to the difficult economic environment. We believe that our investment in these programs is crucial to our long-term growth strategy.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended June 30, 2010 decreased by approximately 3% to $1,866,000 as compared to $1,929,000 for the three months ended June 30, 2009.  The decrease in general and administrative expenses was primarily the result of decreases in professional fees of $55,000, salary and salary related expenses of $24,000, facilities maintenance expenses of $22,000 and rent expense of $20,000, which were partially offset by increases in franchise tax fees of $51,000.

As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2010 decreased to 9.1% from 9.7% for the three months ended June 30, 2009.

Loss from operations:  For the three months ended June 30, 2010, we incurred an operating loss of $669,000 compared to an operating income of $161,000 for the three months ended June 30, 2009.

Interest expense to related party stockholders: Interest expense to related party stockholders for the three months ended June 30, 2010 decreased to $0 as compared to $275,000 for the three months ended June 30, 2009. Interest expense to related party stockholders consisted of accrued interest expense due upon maturity, non-cash changes in fair value of the embedded derivative and non-cash amortization of the discount relating to our outstanding subordinated convertible notes issued to certain related parties.  There was no interest expense to related party stockholders for the three months ended June 30, 2010 as the subordinated convertible notes were converted to common stock in connection with the Private Placement transaction in December 2009.

Other interest expense, net: Interest income for the three months ended June 30, 2010 increased to $13,000 from $5,000 for the three months ended June 30, 2009. These amounts related primarily to interest income earned on our cash balances.

Interest expense for the three months ended June 30, 2010 decreased to $68,000 compared to $77,000 for the three months ended June 30, 2009. Interest expense consists primarily of fees paid in connection with our credit facility.

For The Six Months Ended June 30, 2010 Compared To The Six Months Ended June 30, 2009.

The following table sets forth our Statements of Operations data for the six months ended June 30th. All data is in thousands except as indicated below:

	2010		2009
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$40,785	100.0%	$39,760	100.0%
Cost of sales	24,470	60.0	25,101	63.1
Gross profit	16,315	40.0	14,659	36.9

Selling and fulfillment expenses	7,975	19.6	8,425	21.2
Marketing expenses	6,507	16.0	4,780	12.0
General and administrative expenses	3,957	9.7	4,099	10.3
Total operating expenses	18,439	45.2	17,304	43.5

Operating loss	(2,124)	(5.2)	(2,645)	(6.7)

Interest expense, net	(101)	(0.2)	(661)	(1.6)

Net loss	$(2,225)	(5.4)%	$(3,306)	(8.3)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the six months ended June 30th, as indicated below:

	2010	2009

Average order size (including shipping & handling)	$294.70	$258.88
New customers added during the period*	79,326	85,323

*Based on unique email addresses

Net sales: Gross sales for the six months ended June 30, 2010 increased by approximately 4% to $67,529,000 from $64,956,000 for the six months ended June 30, 2009. For the six months ended June 30, 2010, we recorded a provision for returns and credit card chargebacks and other discounts of $26,744,000 or approximately 39.6% of gross sales. For the six months ended June 30, 2009, the provision for returns and credit card chargebacks and other discounts was $25,196,000, or approximately 38.8% of gross sales. The increase in this provision as a percentage of gross sales resulted from a shift in our merchandise mix towards luxury designer merchandise, which traditionally have a higher average order size and slightly higher return rates associated with them.  However, we believe that this increase in return rates has been more than offset by higher average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns and credit card chargebacks, our net sales for the six months ended June 30, 2010 was $40,785,000. This represents an increase of approximately 3% compared to the six months ended June 30, 2009, in which net sales totaled $39,760,000. The increase in net sales resulted primarily from a 14% increase in average order size. For the six months ended June 30, 2010, revenue from shipping and handling (which is included in net sales) decreased approximately 10% to $2,138,000 from $2,379,000 for the six months ended June 30, 2009. Shipping and handling revenue decreased primarily as a result of a decrease in the number of customer orders due to higher average order sizes.

Cost of sales: Cost of sales for the six months ended June 30, 2010 totaled $24,470,000 resulting in a gross margin percentage of approximately 40.0%. Cost of sales for the six months ended June 30, 2009 totaled $25,101,000, resulting in a gross margin percentage of 36.9%. Gross profit dollars increased by approximately 11%, to $16,315,000 for the six months ended June 30, 2010 compared to $14,659,000 for the six months ended June 30, 2009. The increase in both gross margin percentage and gross profit dollars was attributable to an increase in overall product margins due to a reduction in promotional incentives relative to 2009.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased by approximately 5% for the six months ended June 30, 2010 compared to the six months ended June 30, 2009. Selling and fulfillment expenses were comprised of the following:

	Six Months Ended June 30,				Percentage
(All data in thousands)	2010		2009		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$3,712	9.1%	$3,925	9.9%	(5.4)%
Technology	2,642	6.5	2,967	7.5	(10.9)
E-Commerce	1,621	4.0	1,533	3.8	5.7
Total selling and fulfillment expenses	$7,975	19.6%	$8,425	21.2%	(5.3)%

As a percentage of net sales, our selling and fulfillment expenses decreased to 19.6% for the six months ended June 30, 2010 from 21.2% for the six months ended June 30, 2009.

Operating expenses decreased for the six months ended June 30, 2010 by approximately 5.4% compared to the six months ended June 30, 2009 as a result of decreased variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), which were partially offset by an increase in credit card fees.

For the six months ended June 30, 2010, technology expenses decreased by approximately 10.9% compared to the six months ended June 30, 2009. This decrease was attributable to decreased depreciation expenses, included in technology expenses, of approximately $221,000, salary and salary related expenses of $129,000 and consulting fees of $38,000, which were partially offset by an increase in software support expenses of approximately $64,000.

For the six months ended June 30, 2010, e-commerce expenses increased by approximately 5.7% as compared to the six months ended June 30, 2009, primarily as a result of increases in expenses relating to the development of new Web Site features and functionalities.

Marketing expenses:  Marketing expenses (including staff related costs) increased by 36% to $6,507,000 for the six months ended June 30, 2010 from $4,780,000 for the six months ended June 30, 2009.

As a percentage of net sales, our marketing expenses (including staff related costs) increased to 16.0% for the six months ended June 30, 2010 from 12.0% for the six months ended June 30, 2009.

The increase in total marketing expenses (excluding staff related costs) was mainly attributable to an increase in both offline and online marketing programs expenses of approximately $990,000 and $491,000, respectively, and an increase in offline/online integrated marketing expenses of approximately $525,000.  This increase in marketing expenses represented an increase in awareness building marketing programs, which were severely reduced in the first half of 2009 in response to the difficult economic environment.

General and administrative expenses:  General and administrative expenses for the six months ended June 30, 2010 decreased by approximately 3% to $3,957,000 as compared to $4,099,000 for the six months ended June 30, 2009.  The decrease in general and administrative expenses was primarily the result of a decrease in professional fees of $119,000, facilities maintenance expenses of $70,000, expenses related to equity based compensation of approximately $66,000 and rent expense of $52,000.  These decreases in general and administrative expenses were partially offset by increases in franchise tax fees of $114,000, public company expenses of $38,000 and salary and salary related expenses of approximately $38,000.

As a percentage of net sales, general and administrative expenses for the six months ended June 30, 2010 decreased to approximately 9.7% from 10.3% for the six months ended June 30, 2009.

Loss from operations:  Operating loss decreased in the six months ended June 30, 2010 to $2,124,000 from $2,645,000 in the six months ended June 30, 2009.

Interest expense to related party stockholders: Interest expense to related party stockholders for the six months ended June 30, 2010 decreased to $0 as compared to $512,000 for the six months ended June 30, 2009. Interest expense to related party stockholders consisted primarily of accrued interest expense due upon maturity, non-cash changes in fair value of the embedded derivative and non-cash amortization of the discount relating to our outstanding subordinated convertible notes issued to certain related parties. There was no interest expense to related party stockholders for the six months ended June 30, 2010 as the subordinated convertible notes were converted to common stock in connection with the Private Placement transaction in December 2009.

Other interest expense, net: Interest income for the six months ended June 30, 2010 increased to $24,000 from $10,000 for the six months ended June 30, 2009.

Interest expense for the six months ended June 30, 2010 decreased to $125,000 compared to $159,000 for the six months ended June 30, 2009.

Liquidity And Capital Resources

General

At June 30, 2010, we had approximately $11.6 million in cash and cash equivalents compared to $10.0 million and $1.8 million at December 31, 2009 and June 30, 2009, respectively. Working capital at June 30, 2010 and 2009 was $27.8 million and $14.3 million, respectively.  Working capital at December 31, 2009 was $19.4 million.  As of June 30, 2010, we had an accumulated deficit of approximately $149.7 million.  We have incurred negative cash flows and cumulative net losses since inception.

During the first half of 2010, we completed the Second Closing of the Private Placement financing with Rho in which we received approximately $10,020,000, net of $243,000 of issuance costs.

We believe that our existing cash balance, combined with working capital and the funds available from our credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months.  There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”).  Pursuant to the terms of the credit facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of June 30, 2010, total availability under the credit facility was approximately $6.3 million of which $3.1 million was committed for letters of credit in favor of suppliers, leaving approximately $3.2 million available for further borrowings. The terms of the credit facility contain a material adverse condition clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would become due and payable.

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

Both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of media placements. As of June 30, 2010, we had approximately $704,000 of prepaid inventory and approximately $28,000 of prepaid marketing on our Balance Sheet compared to $238,000 and $12,000, respectively, as of December 31, 2009 and $101,000 and $63,000, respectively, as of June 30, 2009.

Commitments and Long-Term Obligations

As of June 30, 2010, we had the following commitments and long-term obligations:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Marketing and advertising	$3,930,000	$3,930,000	$—	$—	$—
Operating leases	6,062,000	381,000	939,000	1,147,000	3,595,000
Employment contracts	5,168,000	2,205,000	2,963,000	—	—
Total commitments and long-term obligations	$15,160,000	$6,516,000	$3,902,000	$1,147,000	$3,595,000

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. These risks and uncertainties include, but are not limited to, the following:  our history of losses and anticipated future losses; risks associated with the economic downturn; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks associated with our dependence on one supplier for a material portion of our inventory; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; our potential exposure to product liability claims in the event that products sold by us are defective; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; the success of our advertising campaign; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web Site; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales; our ability to utilize our net operating losses; and the effectiveness of our internal controls.

Part II  - OTHER INFORMATION

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
10.1
Amended and Restated Employment Agreement, dated as of April 27, 2010, by and between the Company and Melissa Payner (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 30, 2010).

10.2
Second Amended and Restated Employment Agreement, dated as of April 27, 2010, by and between the Company and Kara Jenny (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Company with the Securities and Exchange Commission on April 30, 2010).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BLUEFLY, INC.

By:	/s/ Melissa Payner-Gregor
Melissa Payner-Gregor
Chief Executive Officer

By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

August 6, 2010