Form 10-Q
period 2010-09-30
BLUEFLY INC
filed 2010-11-08
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from_________ to __________

Commission File Number 001-14498
___________________________________
BLUEFLY, INC.
(Exact name of registrant as specified in its charter)
___________________________________

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

As of November 4, 2010, there were 24,607,338 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.
TABLE OF CONTENTS
SEPTEMBER 30, 2010

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2010 (unaudited) and December 31, 2009	3

	Statements of Operations for the three months ended September 30, 2010 and 2009 (unaudited)	4

	Statements of Operations for the nine months ended September 30, 2010 and 2009 (unaudited)	5

	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	6

	Notes to Financial Statements (unaudited)	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 19

Item 4T.	Controls and Procedures	19

PART II –	OTHER INFORMATION

Item 6.	Exhibits	21

Signatures		22

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
BLUEFLY, INC.
BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$6,640,000	$10,049,000
Accounts receivable — net of allowance for doubtful accounts	3,385,000	3,319,000
Inventories, net	30,236,000	17,668,000
Prepaid inventory	1,466,000	238,000
Prepaid expenses	287,000	208,000
Other current assets	452,000	513,000
Total current assets	42,466,000	31,995,000

Property and equipment, net	3,154,000	3,506,000

Other assets	136,000	145,000

Total assets	$45,756,000	$35,646,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,520,000	$4,363,000
Allowance for sales returns	3,633,000	2,627,000
Accrued expenses and other current liabilities	1,388,000	2,105,000
Deferred revenue	3,037,000	3,516,000
Total current liabilities	16,578,000	12,611,000

Total liabilities	16,578,000	12,611,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Common stock – $.01 par value; 50,000,000 and 200,000,000 shares authorized as of September 30, 2010 and December 31, 2009, respectively; 24,945,736 and 18,885,239 shares issued as of September 30, 2010 and December 31, 2009, respectively, 24,607,338 and 18,552,737 shares outstanding as of September 30, 2010 and December 31, 2009, respectively	246,000	185,000
Treasury stock	(1,824,000)	(1,809,000)
Additional paid-in capital	182,526,000	172,127,000
Accumulated deficit	(151,770,000)	(147,468,000)

Total stockholders’ equity	29,178,000	23,035,000

Total liabilities and stockholders’ equity	$45,756,000	$35,646,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2010	2009
Net sales	$19,202,000	$17,108,000
Cost of sales	12,278,000	10,269,000
Gross profit	6,924,000	6,839,000

Selling and fulfillment expenses	4,115,000	3,752,000
Marketing expenses	2,944,000	1,491,000
General and administrative expenses	1,895,000	2,061,000
Total operating expenses	8,954,000	7,304,000

Operating loss	(2,030,000)	(465,000)

Interest expense to related party stockholders	--	(405,000)
Other interest expense, net	(47,000)	(45,000)

Net loss	$(2,077,000)	$(915,000)

Basic and diluted net loss per common share	$(0.08)	$(0.07)

Weighted average common shares outstanding
(basic and diluted)	24,598,151	13,844,637

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Net sales	$59,987,000	$56,868,000
Cost of sales	36,748,000	35,370,000
Gross profit	23,239,000	21,498,000

Selling and fulfillment expenses	12,090,000	12,177,000
Marketing expenses	9,451,000	6,271,000
General and administrative expenses	5,852,000	6,160,000
Total operating expenses	27,393,000	24,608,000

Operating loss	(4,154,000)	(3,110,000)

Interest expense to related party stockholders	--	(917,000)
Other interest expense, net	(148,000)	(194,000)

Net loss	$(4,302,000)	$(4,221,000)

Basic and diluted net loss per common share	$(0.18)	$(0.31)

Weighted average common shares outstanding
(basic and diluted)	23,377,501	13,840,733

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities:
Net loss	$(4,302,000)	$(4,221,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,864,000	2,281,000
Stock based compensation	441,000	466,000
Provisions for returns	1,006,000	(650,000)
Bad debt expense	222,000	250,000
Reserve for inventory obsolescence	328,000	(370,000)
Amortization of discount on notes payable to related party stockholders	--	263,000
Change in fair value of embedded derivative financial liability to related party stockholders	--	428,000
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(288,000)	(704,000)
Inventories	(12,896,000)	5,620,000
Prepaid inventory	(1,228,000)	26,000
Prepaid expenses	(79,000)	265,000
Other assets	46,000	(98,000)
Increase (decrease) in:
Accounts payable	4,157,000	(3,182,000)
Accrued expenses and other current liabilities	(702,000)	(272,000)
Deferred revenue	(479,000)	183,000
Interest payable to related party stockholders	--	(62,000)

Net cash (used in) provided by operating activities	(11,910,000)	223,000

Cash flows from investing activities:
Purchases of property and equipment	(1,504,000)	(161,000)

Net cash used in investing activities	(1,504,000)	(161,000)

Cash flows from financing activities:
Net proceeds from common stock issuance	10,020,000	--
Purchase of treasury stock	(15,000)	(5,000)

Net cash provided by (used in) financing activities	10,005,000	(5,000)

Net (decrease) increase in cash and cash equivalents	(3,409,000)	57,000
Cash and cash equivalents – beginning of period	10,049,000	4,004,000
Cash and cash equivalents – end of period	$6,640,000	$4,061,000

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$181,000	$181,000

The accompanying notes are an integral part of these financial statements.

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010

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

The Company has sustained cumulative net losses and negative cash flows from operations since inception.  As of September 30, 2010, the Company had an accumulated deficit of $151,770,000.  The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations.  The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

Reclassifications

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

Concentration

For the three months ended September 30, 2010 and 2009, the Company acquired approximately 38% and 14%, respectively, of its inventory from one supplier.

For the nine months ended September 30, 2010 and 2009, the Company acquired approximately 42% and 25%, respectively, of its inventory from one supplier.

NOTE 2 – THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discounts of up to 75% off of retail value.  The Company’s e-commerce Web site, bluefly.com (“Bluefly.com” or “Web Site”), was launched in September 1998.

NOTE 3 – FAIR VALUE

The Company’s financial instruments consist of cash and cash equivalents, other assets, accounts payable and accrued expenses.  The carrying amounts of these financial instruments approximate fair value due to their short maturities.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Leases

The Company leases space under operating leases that expire on various dates through 2020. In March 2010, the Company entered into a lease agreement extending the term of the lease for space it already occupies for an additional ten years ending on December 31, 2020.  Future remaining minimum lease payments under these operating leases, excluding utilities, which have initial or remaining non-cancelable terms in excess of one year, as of September 30, 2010, are as follows:

2010	$63,000
2011	386,000
2012	535,000
2013	554,000
2014	573,000
2015 & thereafter	3,887,000
$5,998,000

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010

Rent expense (including amounts related to commercial rent tax) aggregated approximately $146,000 and $158,000 for the three months ended September 30, 2010 and 2009, respectively, and $467,000 and $530,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Registration Rights and Warrants Issuance

In connection with the Private Placement, the Company entered into a Registration Rights Agreement pursuant to which it agreed to file a registration statement with respect to the Private Placement Shares within 30 days following the date of the Second Closing (the “Filing Deadline”) and to cause such registration statement to be declared effective by the Securities and Exchange Commission within 180 days following the date of the Second Closing (the “Effectiveness Deadline”). The Registration Rights Agreement provided that the Company would be obligated to issue warrants to Rho in certain circumstances if the registration statement was not filed by the Filing Deadline or declared effective by the Effectiveness Deadline. The Company filed a registration statement with the Securities and Exchange Commission covering the Private Placement Shares on March 10, 2010 and the registration statement was declared effective on May 25, 2010.  As the registration statement was filed within the Filing Deadline and was declared effective within the Effectiveness Deadline, the Company did not record any amounts in the financial statements with regards to warrants.

NOTE 6 – SHARE-BASED COMPENSATION

Authoritative guidance relating to share-based compensation requires the Company to measure compensation cost for share-based compensation awards at fair value and recognize compensation over the service period for awards expected to vest. Total share-based compensation expense recorded in the Statements of Operations was $157,000 and $137,000 for the three months ended September 30, 2010 and 2009, respectively, and $441,000 and $466,000 for the nine months ended September 30, 2010 and 2009, respectively.

In February 2010, the Company amended its Amended and Restated 2005 Stock Incentive Plan (the “Plan”) to increase the aggregate number of shares of Common Stock that may be the subject of share-based compensation awards granted pursuant to

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010

the Plan by 1,500,000 shares and, in June 2010, the Company again amended the Plan to increase the aggregate number of shares of Common Stock that may be the subject of share-based compensation awards granted pursuant to the Plan by an additional 1,586,392 shares.

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

The following table summarizes the Company’s stock option activity:
	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2009	207,760	$9.09
Options granted	1,850,000	$2.40
Options cancelled	(20,479)	$3.96
Options exercised	--	$--
Balance at September 30, 2010	2,037,281	$3.06

Vested at December 31, 2009	180,787	$9.94

Vested at September 30, 2010	401,325	$5.63

During the third quarter of 2010, 4,635 options were cancelled through normal employee attrition, of which 156 options were vested and 4,479 options were non-vested. During the third quarter of 2010, total number of options that vested was 113,285 options.  The total fair value of the options that vested during the third quarter of 2010 was approximately $198,000.  There were 85,000 options granted during the third quarter of 2010. At September 30, 2010, the aggregate intrinsic value of the fully vested options was $9,000 and the weighted average remaining contractual life of the options was approximately nine years. The Company did not capitalize any compensation cost, or modify any of its stock option grants during the three and nine months ended September 30, 2010. During the third quarter of 2010, no options were exercised and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

As of September 30, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $2,018,000. Total compensation cost is expected to be recognized over three years on a weighted average basis.

Restricted Stock Awards and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock awards and deferred stock unit awards for employees at September 30, 2010:

	Restricted	Deferred Stock
	Stock Awards	Unit Awards
Balance at December 31, 2009	8,437	12,314
Shares/Units granted	8,062	--
Shares/Units forfeited	(750)	(51)
Shares/Units restriction lapses	(6,562)	(12,263)
Balance at September 30, 2010	9,187	--

Weighted average grant date fair value per share	$2.24	$--

Aggregate grant date fair value	$21,000	$--

Weighted average vesting service period of shares granted	12 Months	12-36 Months

Number of shares/units vested at September 30, 2010	--	--

Number of shares/units non-vested at September 30, 2010	9,187	--

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010

As of September 30, 2010, the total compensation cost related to non-vested restricted stock not yet recognized was $7,000.  Total compensation cost is expected to be recognized within a one year period on a weighted average basis.

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

The Company also re-measured the fair value of the Embedded Derivative at September 30, 2009.  Any change in fair value was recorded as part of interest expense to related party stockholders.  The assumptions used at September 30, 2009 were as follows:

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

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010

(Unaudited)
Three Months Ended
September 30, 2009

Appreciation in fair value of embedded derivative financial liability to related party stockholders	$253,000
Amortization of discount on notes payable to related party stockholders	88,000
Interest expense to related party stockholders	64,000

Total interest expense to related party stockholders	$405,000

(Unaudited)
Nine Months Ended
September 30, 2009

Appreciation in fair value of embedded derivative financial liability to related party stockholders	$428,000
Amortization of discount on notes payable to related party stockholders	306,000
Interest expense to related party stockholders	183,000

Total interest expense to related party stockholders	$917,000

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
	Three Months Ended
	September 30,
	2010	2009

Net loss	$(2,077,000)	$(915,000)

Weighted average common shares outstanding (basic)	24,598,151	13,844,637

Options and warrants(1)(2)	--	--

Preferred stock and subordinated notes(1)	--	--

Restricted stock and deferred stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	24,598,151	13,844,637

BLUEFLY, INC.
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2010

(1)
For the three months ended September 30, 2010 and 2009, the Company had weighted average shares of the following potentially dilutive securities that were excluded as the effects would be anti-dilutive:

Options and warrants	2,961	482

Preferred stock and subordinated notes	--	821,918

Restricted stock and deferred stock awards	9,187	265,965
(2)
Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

	Nine Months Ended
	September 30,
	2010	2009

Net loss	$(4,302,000)	$(4,221,000)

Weighted average common shares outstanding (basic)	23,377,501	13,840,733

Options and warrants(1)(2)	--	--

Preferred stock and subordinated notes(1)	--	--

Restricted stock and deferred stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	23,377,501	13,840,733

(1)
For the nine months ended September 30, 2010 and 2009, the Company had weighted average shares of the following potentially dilutive securities that were excluded as the effects would be anti-dilutive:

Options and warrants	3,873	482

Preferred stock and subordinated notes	--	821,918

Restricted stock and deferred stock awards	12,698	272,116
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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discounts of up to 75% off of retail value.  We launched our Web Site in September 1998.

Our net sales increased by approximately 12% to $19,202,000 for the three months ended September 30, 2010 from $17,108,000 for the three months ended September 30, 2009.  Our gross margin percentage decreased to 36.1% for the three months ended September 30, 2010 from 40.0% for the three months ended September 30, 2009. Our gross profit increased slightly to $6,924,000 for the three months ended September 30, 2010 compared to $6,839,000 for the three months ended September 30, 2009. The decrease in our gross margin percentage was primarily attributable to a decrease in our product margins relating to the continued growth of our luxury designer merchandise, which historically has lower margins compared to our contemporary merchandise but also leads to a higher average order size.  Gross margin percentage also decreased as a result of an increase in inventory reserves in connection with an increase in inventory balances to support the fourth quarter. We incurred an operating loss of $2,030,000 for the three months ended September 30, 2010 as compared to an operating loss of $465,000 for the three months ended September 30, 2009.  The increase in operating loss was primarily the result of a planned increase in marketing expenses in online and offline marketing programs.

Marketing expenses (excluding staff related costs) increased to $2,641,000 for the three months ended September 30, 2010 from $1,319,000 for the three months ended September 30, 2009.  Marketing expenses (excluding staff related costs) increased primarily as a result of an increase in both online and offline marketing programs of $443,000 and $706,000, respectively, and an increase in our integrated social media marketing programs of $172,000. This increase is directly attributable to an increase in traffic driving marketing activities, specifically a new promotion entitled Closet Confessions, which has aired on Bravo.  This unique and highly recognized program has been successful in bringing new visitors to our Web Site since it launched in early September 2010.  We believe that this program will favorably impact our sales during the holiday season.  Marketing expenses (including staff related costs) as a percentage of net sales increased to 15.3% for the three months ended September 30, 2010 compared to 8.7% for the three months ended September 30, 2009. General and administrative expenses decreased to $1,895,000 from $2,061,000 for the three months ended September 30, 2009.  This decrease is attributable to a decrease in salary and salary related expenses of $146,000 and amortization expenses related to leasehold improvements and internally-developed software related to financial application systems recorded in 2009 of $105,000, which were partially offset by increases in professional fees of $96,000.

Our reserve for returns and credit card chargeback’s increased to 39.2% of gross sales for the third quarter of 2010 compared to 37.9% for the third quarter of 2009.  The increase was primarily caused by a continued shift in our merchandise mix towards luxury designer merchandise, which traditionally have a higher average order size but also slightly higher return rates.  We believe that this increase in return rates has been more than offset by higher average order sizes that have been generated by this shift in merchandise mix.

At September 30, 2010, we had an accumulated deficit of $151,770,000. The cumulative net losses and accumulated deficit resulted primarily from the costs associated with developing and marketing our Web Site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our then outstanding preferred stock and the payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended September 30, 2010 Compared To The Three Months Ended September 30, 2009.

The following table sets forth our Statements of Operations data for the three months ended September 30th. All data is in thousands except as indicated below:

	2010		2009
		As a % of Net Sales		As a % of Net Sales

Net sales	$19,202	100.0%	$17,108	100.0%
Cost of sales	12,278	63.9	10,269	60.0
Gross profit	6,924	36.1	6,839	40.0

Selling and fulfillment expenses	4,115	21.4	3,752	21.9
Marketing expenses	2,944	15.3	1,491	8.7
General and administrative expenses	1,895	9.9	2,061	12.1
Total operating expenses	8,954	46.6	7,304	42.7

Operating (loss) income	(2,030)	(10.5)	(465)	(2.7)

Interest expense, net	(47)	(0.3)	(450)	(2.6)

Net loss	$(2,077)	(10.8)%	$(915)	(5.3)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

	2010	2009

Average order size (including shipping & handling)	$321.33	$274.58
New customers added during the period*	34,601	34,753
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

Net sales: Gross sales for the three months ended September 30, 2010 increased by approximately 15% to $31,563,000 from $27,555,000 for the three months ended September 30, 2009. For the three months ended September 30, 2010, we recorded a provision for returns and credit card chargeback’s and other discounts of $12,361,000, or approximately 39.2% of gross sales. For the three months ended September 30, 2009, the provision for returns and credit card chargeback’s and other discounts was $10,447,000, or approximately 37.9% of gross sales. The increase in this provision as a percentage of gross sales resulted from a continued shift in our merchandise mix towards luxury designer merchandise, which traditionally have a higher average order size but also slightly higher return rates. We believe that this increase in return rates has been more than offset by higher average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns and credit card chargeback’s, our net sales for the three months ended September 30, 2010 was $19,202,000. This represents an increase of approximately 12% compared to the three months ended September 30, 2009, in which net sales totaled $17,108,000. The increase in net sales resulted primarily from a 17% increase in average order size and traffic driving marketing activities, including Closet Confessions aired on Bravo, which was partially offset by a decrease in the number of customer orders. For the three months ended September 30, 2010, revenue from shipping and handling (which is included in net sales) decreased approximately 6% to $900,000 from $961,000 for the three months ended September 30, 2009. Shipping and handling revenue decreased primarily as a result of a decrease in the number of customer orders, which was offset by higher average order sizes.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended September 30, 2010 was $12,278,000 resulting in a gross margin percentage of approximately 36.1%. Cost of sales for the three months ended September 30, 2009 was $10,269,000, resulting in a gross margin percentage of 40.0%. Gross profit increased slightly to $6,924,000 for the three months ended September 30, 2010 compared to $6,839,000 for the three months ended September 30, 2009. The decrease in gross margin percentage is attributable to a decrease in product margins relating to the continued growth of our luxury designer merchandise, which historically has lower margins compared to our contemporary merchandise but creates a higher average order size.  Gross margin percentage also decreased as a result of an increase in inventory reserves in connection with an increase in inventory balances to support the fourth quarter.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by approximately 10% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009. Selling and fulfillment expenses were comprised of the following:

	Three Months Ended September 30,				Percentage
(All data in thousands)	2010		2009		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$1,747	9.1%	$1,662	9.7%	5.1%
Technology	1,387	7.2	1,265	7.4	9.6
E-Commerce	981	5.1	825	4.8	18.9
Total selling and fulfillment expenses	$4,115	21.4%	$3,752	21.9%	10.0%

As a percentage of net sales, our selling and fulfillment expenses remained relatively unchanged at approximately 21% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased by 5.1% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 primarily as a result of an increase in credit card fees.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting. For the three months ended September 30, 2010, technology expenses increased by 9.6% compared to the three months ended September 30, 2009. This increase was primarily attributable to an increase in expenses related to software support expenses of $103,000 and technology consulting expenses of $46,000.  These expenses were partially offset by a decrease in salary and salary related expenses of $44,000, of which $38,000, related to the development of mobile platform applications such as our iPhone app and on-going Web Site enhancements, was capitalized.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web Site design. For the three months ended September 30, 2010, e-commerce expenses increased by approximately 18.9% as compared to the three months ended September 30, 2010 primarily as a result of increases in consulting fees relating to the development of new Web Site features, functionalities and enhanced Web Site experience of $63,000, short-term staffing expenses of $47,000, salary and salary related expenses of $24,000 and expenses associated with our photo shoots of approximately $11,000.

Marketing expenses:  Marketing expenses (including staff related costs) increased to $2,944,000 for the three months ended September 30, 2010 from $1,491,000 for the three months ended September 30, 2009.

Marketing expenses include expenses related to our offline advertising; online programs such as paid search, fees to affiliates, comparison engines and email campaigns; integrated social media marketing programs and direct mail campaigns; as well as staff related costs. As a percentage of net sales, our marketing expenses (including staff related costs) increased to 15.3% for the three months ended September 30, 2010 from 8.7% for the three months ended September 30, 2009.

The increase in total marketing expenses (excluding staff related costs) was primarily a result of traffic building marketing programs of $443,000 related to our online marketing programs, $706,000 related to our offline advertising and $172,000 related to our integrated social media marketing programs. The Closet Confessions program aired on Bravo program was the single biggest driver of the increase in marketing expenses. This unique and highly recognized program has been successful in bringing new visitors to our Web Site since it launched in early September 2010.  We expect the impact of this investment to continue providing dividends during the holiday season.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended September 30, 2010 decreased by approximately 8% to $1,895,000 as compared to $2,061,000 for the three months ended September 30, 2009.  The decrease in general and administrative expenses was primarily the result of decreases in salary and salary related expenses of $146,000 and amortization expenses related to leasehold improvements and internally-developed software related to product application systems recorded in 2009 of $105,000, which were partially offset by increases in professional fees of $96,000.

As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2010 decreased to 9.9% from 12.1% for the three months ended September 30, 2009.

Loss from operations:  In the three months ended September 30, 2010, operating loss increased to $2,030,000 from $465,000 in the three months ended September 30, 2009.

Interest expense to related party stockholders: Interest expense to related party stockholders for the three months ended September 30, 2010 decreased to $0 as compared to $405,000 for the three months ended September 30, 2009. Interest expense to related party stockholders consisted of stated interest expense, non-cash changes in fair value of the embedded derivative and non-cash amortization of the discount relating to our outstanding subordinated convertible notes issued to certain related parties.  There was no interest expense to related party stockholders for the three months ended September 30, 2010 as the subordinated convertible notes were converted to common stock in connection with the Private Placement transaction in December 2009.

Other interest expense, net: Interest income for the three months ended September 30, 2010 decreased slightly to $7,000 from $8,000 for the three months ended September 30, 2009. These amounts related primarily to interest income earned on our cash balances.

Interest expense for the three months ended September 30, 2010 increased slightly to $54,000 compared to $53,000 for the three months ended September 30, 2009. Interest expense consists primarily of fees paid in connection with our credit facility.

For The Nine Months Ended September 30, 2010 Compared To The Nine Months Ended September 30, 2009.

The following table sets forth our Statements of Operations data for the nine months ended September 30th. All data is in thousands except as indicated below:

	2010		2009
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$59,987	100.0%	$56,868	100.0%
Cost of sales	36,748	61.3	35,370	62.2
Gross profit	23,239	38.7	21,498	37.8

Selling and fulfillment expenses	12,090	20.2	12,177	21.4
Marketing expenses	9,451	15.8	6,271	11.0
General and administrative expenses	5,852	9.7	6,160	10.9
Total operating expenses	27,393	45.7	24,608	43.3

Operating loss	(4,154)	(7.0)	(3,110)	(5.5)

Interest expense, net	(148)	(0.2)	(1,111)	(1.9)

Net loss	$(4,302)	(7.2)%	$(4,221)	(7.4)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

	2010	2009

Average order size (including shipping & handling)	$303.19	$263.38
New customers added during the period*	113,927	120,076

*Based on unique email addresses

Net sales: Gross sales for the nine months ended September 30, 2010 increased by approximately 7% to $99,092,000 from $92,511,000 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, we recorded a provision for returns and credit card chargeback’s and other discounts of $39,105,000 or approximately 39.5% of gross sales. For the nine months ended September 30, 2009, the provision for returns and credit card chargeback’s and other discounts was $35,643,000, or approximately 38.5% of gross sales. The increase in this provision as a percentage of gross sales resulted from a continued shift in our merchandise mix towards luxury designer merchandise, which traditionally have a higher average order size but also slightly higher return rates. We believe that this increase in return rates has been more than offset by higher average order sizes that have been generated by this shift in merchandise mix.

After the necessary provisions for returns and credit card chargeback’s, our net sales for the nine months ended September 30, 2010 was $59,987,000. This represents an increase of approximately 5% compared to the nine months ended September 30, 2009, in which net sales totaled $56,868,000. The increase in net sales resulted primarily from a 15% increase in average order size and traffic driving marketing activities, including Closet Confessions aired on Bravo, which was partially offset by a decrease in the number of customer orders. For the nine months ended September 30, 2010, revenue from shipping and handling (which is included in net sales) decreased approximately 9% to $3,038,000 from $3,341,000 for the nine months ended September 30, 2009. Shipping and handling revenue decreased primarily as a result of a decrease in the number of customer orders, which was offset by higher average order sizes.

Cost of sales: Cost of sales for the nine months ended September 30, 2010 totaled $36,748,000 resulting in a gross margin percentage of approximately 38.7%. Cost of sales for the nine months ended September 30, 2009 totaled $35,370,000, resulting in a gross margin percentage of 37.8%. Gross profit increased by approximately 8% to $23,239,000 for the nine months ended September 30, 2010 compared to $21,498,000 for the nine months ended September 30, 2009. The increase in both gross margin percentage and gross profit was attributable to an increase in overall product margins due to a reduction in promotional incentives relative to 2009, which was partially offset by an increase in inventory reserves in connection with an increase in inventory balances to support the fourth quarter.

Selling and fulfillment expenses:  Selling and fulfillment expenses decreased slightly to $12,090,000 for the nine months ended September 30, 2010 compared to $12,177,000 for the nine months ended September 30, 2009. Selling and fulfillment expenses were comprised of the following:

	Nine Months Ended September 30,				Percentage
(All data in thousands)	2010		2009		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$5,459	9.1%	$5,586	9.8%	(2.3)%
Technology	4,029	6.7	4,233	7.4	(4.8)
E-Commerce	2,602	4.4	2,358	4.2	10.3
Total selling and fulfillment expenses	$12,090	20.2%	$12,177	21.4%	(0.7)%

As a percentage of net sales, our selling and fulfillment expenses decreased slightly to 20.2% for the nine months ended September 30, 2010 from 21.4% for the nine months ended September 30, 2009.

Operating expenses decreased for the nine months ended September 30, 2010 by approximately 2.3% compared to the nine months ended September 30, 2009 as a result of decrease in variable costs associated with fulfillment expenses (e.g., picking and packing orders and processing returns) of $354,000, which was partially offset by increases in credit card fees of $189,000.

For the nine months ended September 30, 2010, technology expenses decreased by approximately 4.8% compared to the nine months ended September 30, 2009. This decrease was attributable to decreased depreciation expenses, included in technology expenses, of approximately $205,000 and salary and salary related expenses of $172,000, of which $87,000, related to the development of mobile platform applications such as our iPhone app and on-going Web Site enhancements, was capitalized.  These expenses were partially offset by an increase in software support expenses of approximately $167,000.

For the nine months ended September 30, 2010, e-commerce expenses increased by approximately 10.3% as compared to the nine months ended September 30, 2009 primarily as a result of increases in consulting fees relating to the development of new Web Site features and functionalities of $139,000, short-term staffing expenses of $91,000 and shipping expenses of $39,000, which were partially offset by a decrease in salary and salary related expenses of $20,000.

Marketing expenses:  Marketing expenses (including staff related costs) increased to $9,451,000 for the nine months ended September 30, 2010 from $6,271,000 for the nine months ended September 30, 2009.

As a percentage of net sales, our marketing expenses (including staff related costs) increased to 15.8% for the nine months ended September 30, 2010 from 11.0% for the nine months ended September 30, 2009.

The increase in total marketing expenses (excluding staff related costs) was primarily a result of increases in traffic building marketing programs of $898,000 related to our online marketing programs, $1,352,000 related to our offline advertising and $552,000 related to our integrated social media marketing programs. The Closet Confessions program aired on Bravo was the single biggest driver of the increase in marketing expenses.  This unique and highly recognized program has been successful in bringing new visitors to our Web Site since it launched in early September 2010.  We expect the impact of this investment to continue providing dividends during the holiday season.

General and administrative expenses:  General and administrative expenses for the nine months ended September 30, 2010 decreased by approximately 5% to $5,852,000 as compared to $6,160,000 for the nine months ended September 30, 2009.  The decrease in general and administrative expenses was primarily the result of a decrease in amortization expenses related to leasehold improvements and internally-developed software related to product application systems recorded in 2009 of $195,000, salary and salary related expenses of $108,000 and rent expense of $63,000.  These decreases in general and administrative expenses were partially offset by an increase in franchise taxes of $94,000.

As a percentage of net sales, general and administrative expenses for the nine months ended September 30, 2010 decreased to approximately 9.7% from 10.9% for the nine months ended September 30, 2009.

Loss from operations:  For the nine months ended September 30, 2010, operating loss increased to $4,154,000 from $3,110,000 for the nine months ended September 30, 2009.

Interest expense to related party stockholders: Interest expense to related party stockholders for the nine months ended September 30, 2010 decreased to $0 as compared to $917,000 for the nine months ended September 30, 2009. Interest expense to related party stockholders consisted primarily of stated interest expense, non-cash changes in fair value of the embedded derivative and non-cash amortization of the discount relating to our outstanding subordinated convertible notes issued to certain related parties. There was no interest expense to related party stockholders for the nine months ended September 30, 2010 as the subordinated convertible notes were converted to common stock in connection with the Private Placement transaction in December 2009.

Other interest expense, net: Interest income for the nine months ended September 30, 2010 increased to $31,000 from $18,000 for the nine months ended September 30, 2009.

Interest expense for the nine months ended September 30, 2010 decreased to $179,000 compared to $212,000 for the nine months ended September 30, 2009.

Liquidity And Capital Resources

General

At September 30, 2010, we had approximately $6.6 million in cash and cash equivalents compared to $10.0 million and $4.1 million at December 31, 2009 and September 30, 2009, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at September 30, 2010 and 2009 was $25.9 million and $14.5 million, respectively.  Working capital at December 31, 2009 was $19.4 million.  As of September 30, 2010, we had an accumulated deficit of approximately $151.8 million.  We have incurred negative cash flows and cumulative net losses since inception.

Changes in cash and cash equivalents at September 30, 2010 compared to December 31, 2009 are primarily attributable to normal increases in working capital requirements relating to changes in operating assets and liabilities, which includes an increase in inventory purchases of approximately $12.9 million, in advance of and, to support the fourth quarter.  This increase in inventory purchases was partially offset by an increase in accounts payable of approximately $4.2 million relating to the timing of invoices and payments.

In February 2010, we completed the Second Closing of the Private Placement financing with Rho in which we received approximately $10,020,000, net of $243,000 of issuance costs.

We believe that our existing cash balance, combined with working capital and the funds available from our credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months.  There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”).  Pursuant to the terms of the credit facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of September 30, 2010, total availability under the credit facility was approximately $7.5 million, of which $3.5 million was committed for letters of credit in favor of suppliers, leaving approximately $4.0 million available for further borrowings. The terms of the credit facility contain a material adverse condition clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would immediately become due and payable.

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

Both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of media placements. As of September 30, 2010, we had approximately $1,466,000 of prepaid inventory and approximately $87,000 of prepaid marketing expenses on our Balance Sheet compared to $238,000 and $12,000, respectively, as of December 31, 2009 and $128,000 and $34,000, respectively, as of September 30, 2009.

Commitments and Long-Term Obligations

As of September 30, 2010, we had the following commitments and long-term obligations:

		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Marketing and advertising	$3,136,000	$3,136,000	$--	$--	$--
Operating leases	5,998,000	383,000	1,014,000	1,157,000	3,444,000
Employment contracts	4,670,000	2,101,000	2,569,000	--	--
Total commitments and long-term obligations	$13,804,000	$5,620,000	$3,583,000	$1,157,000	$3,444,000

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute "forward-looking" statements, usually containing the words "believe", "project", "expect", or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by us with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. These risks and uncertainties include, but are not limited to, the following:  our history of losses and anticipated future losses; our ability to realize benefits from our increased marketing expenses; risks associated with the economic downturn; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks associated with our dependence on one supplier for a material portion of our inventory; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; our potential exposure to product liability claims in the event that products sold by us are defective; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web Site; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales; our ability to utilize our net operating losses; and the effectiveness of our internal controls.

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

November 8, 2010