Form 10-K
period 2010-12-31
BLUEFLY INC
filed 2011-02-16
CIK 1030896

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission File Number 001-14498

BLUEFLY, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3612110
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

42 West 39th Street, New York, NY (Address of principal executive offices)	10018 (Zip Code)
Registrant’s telephone number, including area code: (212) 944-8000

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of each class Common stock, par value $.01 per share	Name of Exchange on Which Registered The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes [  ]     No [X]

As of February 11, 2011, there were 24,606,588 Common Stock, $.01 par value, of the registrant outstanding.  The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $5.1 million.  For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as these persons may be deemed affiliates.  This determination is not conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2011 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

BLUEFLY, INC.

ANNUAL REPORT ON FORM 10-K

INDEX

PART I.

Special Note Regarding Forward-Looking Statements and Associated Risks

This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning.  Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties include, but are not limited to, those matters addressed herein under “Risk Factors” And the other risks and uncertainties set forth from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”) (collectively, the “Cautionary Statements”).  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.  Business.

Recent Developments

On January 4, 2011, Bluefly (as defined below) and A + D Labs LLC (“A + D Labs” and, collectively with Bluefly, the “Members”) entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) in connection with the formation of Eyefly LLC (“Eyefly”), a newly formed Delaware limited liability company, which is initially owned 52% by us and 48% by A + D Labs.  Eyefly was formed for the purposes of developing and operating an e-commerce Web site and related online and mobile applications focused on selling fashionable prescription eyewear directly to consumers.

Pursuant to the Operating Agreement, the Members made an aggregate $700,000 of initial capital contribution ($364,000 from us and $336,000 from A + D Labs) and agreed to make an additional $600,000 of capital contributions ($312,000 from us and $288,000 from A + D Labs) as necessary.

In connection with the formation of Eyefly, we agreed to amendments to our credit facility with Wells Fargo pursuant to which (i) Wells Fargo agreed to our investment in Eyefly and (ii) we granted Wells Fargo a security interest in our equity interest in Eyefly.

Our credit facility currently expires in July 2011.  However, we have reached an agreement in principle regarding a renewal of the credit facility.  Notwithstanding this agreement, there is no assurance that we will be able to renew the credit facility on favorable terms, or at all.

General

Bluefly, Inc. is a leading online retailer of designer brands, fashion trends and superior value.  During 2010, we offered over 50,000 different styles for sale in categories such as men’s, women’s and accessories from over 350 brands at discounts up to 75% off retail value. We launched the Bluefly.com Web site (the “Web Site”) in September 1998.  Since its inception, www.bluefly.com has served over one and a half million customers.

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

Business Strategy

Our goal is to offer our customers the best designer brands and latest fashion trends at superior values.  We offer the same types of on-trend and in-season designer merchandise as are sold in luxury department stores at discounted prices. Similarly, we are able to offer an upscale shopping experience not available at off-price stores or outlet malls because of our merchandise selection and the presentation and product search capabilities offered by our Web Site. The frequent addition of new on-trend products to our Web Site is also one of the key factors to our marketing strategy, as it gives our shoppers reason to visit the Web Site often.

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 350 top designer brands that we offer on our Web Site. Because we work with our suppliers both at the beginning and throughout the seasons, we are able to help them manage inventory and cash flow. We also create an environment that is respectful of the brands we sell. Our buyers all have backgrounds in a full-price branded retail environment. Our Web Site creates a high-end retail environment that offers only the best designer brands and the most current trends.  In doing so, we support our vendors’ brands, rather than diluting them as traditional off-price channels do.

We believe that the Internet is the optimal medium to support our retail strategy.  We are able to communicate frequently and in a timely manner with our customer base.  We are also able to apply direct marketing customer file management principles that allow us to optimize sales opportunities from the customer file and to augment that response by offering our loyal customers targeted promotions including previews and early access to special product assortment and exclusive offers.  Additionally, we can offer our customers a wide range of products as the number of items that we offer is not limited by the high costs of printing and mailing catalogs.  With the Internet, we can automatically update our offerings as new products arrive and other items sell out.  By using a real-time inventory database, we can create a personalized shopping environment and allow our customers to search for the products that specifically interest them and are available in their size.  In addition, we believe that we are able to more economically and consistently maintain an upscale environment through the design of a single online storefront.

We believe that we have created a customer experience that competes with full-price retailers and is fundamentally better than that offered by traditional off-price retailers.  Similarly, we believe that the upscale atmosphere, professional photography and premium merchandise offerings of our Web Site create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels. Our customer research suggests that this strategy has been successful.

E-Commerce And The Online Apparel Market

The continued growth of e-commerce has been widely reported.  According to projections published by Forrester Research, U.S. online retail sales are expected to grow steadily at 7% to $191 billion in 2011, with continued increases through 2014 to over $248 billion.

Marketing

Our marketing efforts are focused both on acquiring new customers and retaining existing customers. Active Bluefly customers visit the Web Site frequently and purchase from one season to the next at high levels with great predictability.  A significant portion of our sales to existing customers are driven by our customer emails, which highlight new promotions and products, and provide special previews to customers who have asked to be included in our email list.  In addition, we believe that our sales to existing customers are driven by all aspects of our customer experience, including our Web Site design, packaging, delivery and customer service.

During 2010, we have increased awareness by targeting general advertising efforts to a more fashion-focused customer. We have also further refined our marketing strategy by aligning ourselves with entertainment properties, such as Project Runway, BravoTV, Lifetime TV and targeted shows on The CW including Gossip Girl and America’s Next Top Model, and integrated marketing programs and initiatives with Facebook and YouTube such as Closet Confessions.

Merchandising

We buy merchandise directly from designers as well as from other third-party indirect resources.  Currently, we offer products from more than 350 name brand designers.  We believe that we have been successful in developing vendor relationships, in part, because we have devoted substantial resources to establishing our Web Site as a high-end retail environment.  We are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers.  In 2010 and 2009, we purchased approximately 42% and 31% of our inventory from one supplier, respectively.

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

We focus on customer satisfaction throughout our organization. In December 2010, during our peak weeks of the holiday season, the vast majority of our orders were shipped within one business day from receipt of the customer’s order.

Customer Service

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts.  Our customer service effort starts with our Web Site, which is designed to provide an intuitive shopping experience.  An easy-to-use help center is available on the Web Site and is designed to answer many of our customers’ most frequently asked questions.  For customers who prefer e-mail, chat or telephone assistance, customer service representatives are available seven days a week to provide assistance.  We utilize customer service representatives from a third party call center that has a team dedicated to our business.  We also maintain a supervisor in our corporate office who provides special services and assists in the training and management of the other representatives. To ensure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 60 days of the date of sale for a full refund.

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

In the event of a natural disaster, fire, power failure or other emergency disrupts our IT infrastructure, Web Site or transaction processing, we have prepared and tested a business continuity plan, which includes fully equipped critical IT infrastructure and access to on-demand hardware and services maintained within a third party facility.

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

We believe that the principal competitive factors in our market include: brand recognition, merchandise selection, price, convenience, customer service, order delivery performance and Web Site features.

Intellectual Property

We rely on various intellectual property laws and contractual restrictions to protect our proprietary rights in services and technology, including confidentiality, invention assignment and nondisclosure agreements with employees and contractors.  Despite these precautions, it may be possible for a third party to copy or otherwise obtain and use our intellectual property without our authorization.  In addition, we pursue the registration of our trademarks and service marks in the U.S. and internationally and the registration of our domain name and variations thereon.  However, effective intellectual property protection may not be available in every country in which our services are made available online.

We also rely on technologies that we license from third parties.  These licenses may not continue to be available to us on commercially reasonable terms in the future, if at all.  As a result, we may be required to obtain substitute technology of lower quality and/or greater cost, which could materially adversely affect our business, financial condition, results of operations and cash flows.

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

Governmental Approvals And Regulations

We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce.  We are not aware of any permits or licenses that are required in order for us, generally, to sell apparel and fashion accessories on the Internet, although licenses are sometimes required to sell products made from specific materials.  In addition, permits or licenses may be required from international, federal, state or local governmental authorities to operate or to sell certain other products on the Internet in the future.  No assurances can be given that we will be able to obtain such permits or licenses. We may be required to comply with future national and/or international legislation and statutes regarding the conduct of commerce on the Internet in all or specific countries throughout the world. No assurance can be made that we will be able to comply with such legislation or statutes. Our Internet operations are not currently impacted by federal, state, local and foreign environmental protection laws and regulations.

Seasonality And Fashion Trends

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31.  We recognized 32%, 30% and 29% of our annual net sales during the fourth quarter of 2010, 2009 and 2008, respectively.  In addition, our business fluctuates according to changes in customer preferences dictated in part by fashion trends.  The cyclical nature of our business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we generally build up our inventory levels.  As a result, we are vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases.

Employees

As of February 11, 2011, we had 83 full-time employees and 1 part-time employee, as compared to 79 full-time employees and 1 part-time employee as of February 11, 2010. None of our employees are represented by a labor union.

Item 1A.  Risk Factors.

We Have A History Of Losses And Losses May Continue In The Future.  As of December 31, 2010, we had an accumulated deficit of $151,501,000.  We incurred net losses of $4,033,000, $4,369,000 and $11,340,000 for the years ended December 31, 2010, 2009 and 2008, respectively.  We have incurred negative cash flows and cumulative net losses since inception.  Although we had experienced a decline in net sales growth in recent years, this decline should not be considered indicative of future performance. See “Risk Factors – The Continuing Unfavorable General Economic Environment Could Have an Adverse Effect on Our Operating Results.”

Rho, Soros, Maverick, And Prentice Each Own A Large Amount Of Our Stock And Therefore Can Exert Significant Influence Over Our Management And Policies.  As of February 11, 2011, Rho Ventures VI, L.P. (“Rho”) owned approximately 36% of our Common Stock, affiliates of Soros Fund Management, LLC (“Soros”) owned approximately 25% of our Common Stock, private funds associated with Maverick Capital, Ltd. (“Maverick”) owned approximately 15% of our Common Stock and investment entities and accounts managed and advised by Prentice Capital Management, LP (“Prentice”) owned approximately 12% of our Common Stock.  We entered into an Amended and Restated Voting Agreement with Rho, Soros, Maverick and Prentice (the “Voting Agreement”), pursuant to which Rho and Soros each has the right to designate two designees to our Board, and Maverick and Prentice each has the right to designate one designee to our Board, in each case, subject to minimum ownership thresholds and compliance with applicable rules of the Nasdaq Stock Market LLC. The Voting Agreement also provides that one designee of each of Rho, Soros, Maverick and Prentice has the right to serve on each committee of our Board.  If we establish an Executive Committee, a designee of each of Rho, Soros, Maverick and Prentice will be entitled to serve on such committee.

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

The Continuing Unfavorable General Economic Environment Could Have an Adverse Effect on Our Operating Results.  Our business, prospects, financial condition and results of operations has been, and may continue to be, negatively affected by unfavorable general economic conditions. These conditions have affected our business as our business is dependent on consumer demand for our products.  While our net sales during the fourth quarter of 2010 increased by approximately 17% and 4%, compared to the fourth quarters of 2009 and 2008, respectively, our net sales declined by approximately 11% during the fourth quarter of 2009 compared to the fourth quarter of 2008.  If the general economic environment continues to be unfavorable, there will likely be a negative effect on our net sales and earnings for the current fiscal year and continuing into fiscal 2012.  See “Risk Factors – We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets.”

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

Our Ability To Maintain And Pay Our Indebtedness Under Our Credit Facility Is Dependent Upon Meeting Our Business Plan.  We are required to pay interest under our credit facility on a monthly basis.  Assuming we meet our business plan, we will be able to pay our interest as required. To a certain extent, however, our ability to meet our business plan, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, and therefore there can be no assurance that based on our business plan we will generate sufficient cash flow from operations to enable us to pay our indebtedness under the credit facility and maintain our minimum availability requirement throughout the term of the credit facility.  If we fall short of our business plan and are unable to raise additional capital, we could default under our credit facility. In the event of a default under the credit facility, our lender would be entitled, among other things, to foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility.  See “Risk Factors – Our Lender Has Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Credit Facility.”

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

Our Online, Offline and Other Marketing Initiatives May Not Be Successful. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, and other web sites and e-commerce businesses to provide other links to direct customers to our Web Site. Such services are expensive and may not result in the cost effective acquisition of customers.  We are relying on the offline and online marketing initiatives as a source of traffic to our Web Site and new customers. If these initiatives are not successful, our results of operations will be adversely affected.

We Purchase a Substantial Portion of Our Inventory from One Supplier.  In both 2010 and 2009, we purchased approximately 42% and 31% of our inventory from one supplier, respectively.  Should our relationship with this supplier deteriorate or terminate, or should this supplier lose some or all of its access to the products that we purchase from it, our performance could be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms, or at all.  A failure to obtain such products on as favorable terms could have an adverse effect on our net sales and/or gross profit margin percentage.

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

Unexpected Changes In Fashion Trends Could Cause Us To Have Either Excess or Insufficient Inventory.  Fashion trends can change rapidly, and our business is highly sensitive to such changes.  There can be no assurance that we will accurately anticipate shifts in fashion trends and adjust our merchandise mix to appeal to changing consumer tastes in a timely manner.  If we misjudge the market for our products or are unsuccessful in responding to changes in fashion trends or in market demand, we could experience insufficient or excess inventory levels or higher markdowns, either of which would have a material adverse effect on our business, prospects, financial condition and results of operations.

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. The unfavorable general economic conditions have affected retailers especially hard. Declines, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our net sales, cash flow and results of operations.  Alternatively, any improvement, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues.  See “Risk Factors – We Do Not Have Long Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk.”

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

We Are Heavily Dependent On Third Party Relationships, And Failures By A Third Party Could Cause Interruptions To Our Business.  We are heavily dependent upon our relationships with our fulfillment operations provider, third party call center and Web hosting provider, delivery companies like UPS and the United States Postal Service, and credit card processing companies such as Litle, Paypal and Cybersource to service our customers' needs.  To the extent that there is a slowdown in mail service or package delivery services, whether as a result of labor difficulties, terrorist activity or otherwise, our cash flow and results of operations would be negatively impacted during such slowdown, and the results of such slowdown would have a long-term negative effect on our reputation with our customers.  The failure of our fulfillment operations provider, third party call center, credit card processors or Web hosting provider to properly perform their services for us would cause similar effects.

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

There Can Be No Assurance That Our Technology Systems Will Be Able To Handle Increased Traffic; Implementation Of Changes To Web Site.  The satisfactory performance, reliability and availability of our Web Site, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels.  Our net sales depend on the number of visitors who shop on our Web Site and the volume of orders we can handle.  Unavailability of our Web Site or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name.  We may experience periodic system interruptions from time to time.  If there is a substantial increase in the volume of traffic on our Web Site or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure.  There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web Site or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our Web Site, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the online commerce industry.  Accordingly, we redesign and enhance various functions on our Web Site on a regular basis, and we may experience instability and performance issues as a result of these changes.

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store-bought merchandise.  We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. As a result, our reserve for returns and credit card chargebacks for fiscal 2010, 2009 and 2008 has been 38.7%, 37.8% and 39.1%, respectively, of gross sales. If return rates are higher than expected, our business, prospects, financial condition, cash flows and results of operations could be materially adversely affected.

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

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve.  Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and online commerce could also increase our cost of doing business. In addition, some of the products we sell, including the prescription eyewear products that we plan to sell through our newly formed Eyefly subsidiary, may be subject to federal, state or foreign regulation.  If we were alleged to have violated federal, state or foreign, civil or criminal law, we could face material liability and damage to our reputation and, even if we successfully defend any such claim, we would incur significant costs in connection with such defense.

We Face Uncertainties Relating To Sales And Other Taxes.  We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Colorado, New York and Ohio.  However, state taxation laws and regulations may change in the future, and one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as us, that engage in online commerce. In particular, certain states have recently enacted or are considering enacting laws, which would require an e-commerce retailer to collect sales tax on sales to customers in that state if it uses any marketing affiliates in such states.  The enactment of any such law in any state will require us to either collect sales tax from customers in such state (which could decrease customer demand) or to stop using marketing affiliates in such state (which could have a negative impact on our marketing efforts). In addition, any new operation in states outside Colorado, New York and Ohio could subject shipments into such states to state sales taxes under current or future laws.  A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

The Holders Of Our Common Stock May Be Adversely Affected By The Rights Of Holders Of Preferred Stock That May Be Issued In The Future.  Our Board has the authority to issue up to 1,000,000 shares of preferred stock, and to determine the price, rights, preferences and restrictions, including voting rights, of those shares, without any further vote or action by the stockholders.  Accordingly, our Board is empowered, without approval of the holders of Common Stock, to issue preferred stock, for any reason and at any time, with such rates of dividends, redemption provisions, liquidation preferences, voting rights, conversion privileges and other characteristics as it may deem necessary or appropriate.  The rights of holders of Common Stock will be subject to, and may be adversely affected by, the rights of holders of any preferred stock that may be issued in the future.

Our Ability To Utilize Our Net Operating Loss Carryforwards May Be Limited.  Our federal net operating loss carryforwards are subject to limitation on how much may be utilized on an annual basis.  The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors pursuant to Section 382 of the Internal Revenue Code (the “Code”), including the consummation of the sale of 8,823,529 shares of our common stock to Rho in 2010 and 2009, which made us vulnerable to an ownership change for purposes of Section 382 of the Code.  Transfers of shares by shareholders who own 5% or more of our outstanding common stock could also have the effect of limiting our ability to utilize our net operating loss carryforwards.  We have not performed a recent analysis of our ownership changes under Section 382 of the Code.  If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which may adversely affect our future financial position, results of operations and cash flows.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

We lease approximately 18,000 square feet of office space in New York City. The property is in good operating condition. The lease covering such office space will expire on December 31, 2020. Our total lease expense for such office space during 2010 was approximately $595,000.

Item 3.  Legal Proceedings.

We currently, and from time to time, are involved in litigation incidental to the conduct of our business.  However, we are not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

Item 4.  (Removed and Reserved).

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the Nasdaq Capital Market. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq Capital Market:

	Year Ended December 31,
	2010		2009
Quarter	High	Low	High	Low

First	$3.14	$2.00	$0.99	$0.32
Second	$3.03	$1.79	$1.79	$0.98
Third	$2.50	$1.52	$2.24	$1.00
Fourth	$3.00	$2.15	$2.65	$1.59

Holders

As of February 11, 2011, there were less than 500 holders of record of the Common Stock. We believe that there were less than 5,000 beneficial holders of the Common Stock as of such date.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, the terms of our credit facility prohibit us from paying cash dividends without the consent of our lender. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Item 6.  Selected Financial Data.

The following selected financial data should be read in conjunction with the financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2007 and 2006 and at December 31, 2008, 2007 and 2006 are derived from our audited financial statements not included in this report. All data is in thousands, except share data:

Statements of Operations Data:	Year Ended December 31,
	2010	2009	2008	2007	2006

Net sales	$88,563	$81,222	$95,774	$91,493	$77,062
Cost of sales	55,360	49,665	60,288	58,754	46,153
Gross profit	33,203	31,557	35,486	32,739	30,909

Selling and fulfillment expenses	16,881	16,675	19,620	18,898	15,808
Marketing expenses	12,576	8,661	15,359	16,063	14,196
General and administrative expenses	7,592	8,882	11,355	13,848	13,001
Total operating expenses	37,049	34,218	46,334	48,809	43,005

Operating loss(1)	(3,846)	(2,661)	(10,848)	(16,070)	(12,096)

Interest expense(2)	(226)	(1,733)	(554)	(260)	(599)
Interest and other income	39	25	62	501	502

Net loss(3)	$(4,033)	$(4,369)	$(11,340)	$(15,829)	$(12,193)

Basic and diluted net loss per
common share(4)	$(0.17)	$(0.31)	$(0.90)	$(1.21)	$(2.28)

Basic and diluted weighted
average common shares
outstanding(4)(5)	23,685,338	14,003,534	13,369,257	13,091,130	8,017,053

Balance Sheet Data:	As of December 31,
	2010	2009	2008	2007	2006

Cash and cash equivalents	$10,429	$10,049	$4,004	$6,730	$20,188

Inventories, net	25,128	17,668	23,157	28,492	24,189

Other current assets	3,304	4,278	4,347	3,589	4,229

Total assets	42,144	35,646	37,750	45,019	52,430

Current liabilities	12,320	12,611	16,250	17,922	14,603

Long-term liabilities(6)	183	--	3,106	60	--

Total liabilities	12,503	12,611	19,356	17,982	14,603

Stockholders’ equity	29,641	23,035	18,394	27,037	37,827

(1)
This amount includes non-cash expenses of approximately $634,000, $612,000, $2.7 million, $6.2 million and $4.5 million for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively, relating to stock-based compensation expense.

(2)	This amount includes approximately $1.4 million in interest expense to related party stockholders in connection with our subordinated notes for the year ended December 31, 2009.

(3)
Excludes preferred stock dividends of $37,000, $44,000 and $2.2 million for the years ended December 31, 2008, 2007 and 2006, respectively, and excludes beneficial conversion feature expenses of $712,000 and $3.9 million for the years ended December 31, 2008 and 2006, respectively.

(4)	All share amounts, including per share amounts, have been restated to reflect a one for ten reverse stock-split that occurred in 2008.

(5)
In 2010, weighted average shares outstanding increased to approximately 23.7 million as a result of an equity financing that was completed in February 2010.  In 2007, weighted average shares outstanding increased to approximately 13.1 million as a result of the conversion of our preferred stock into common stock in connection with an equity financing during June 2006.

(6)
As of December 31, 2010, long-term liabilities include $183,000 of deferred rent.  As of December 31, 2008, long-term liabilities include approximately $3.0 million and $106,000 of notes and interest payable to related party stockholders, respectively.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our net sales increased approximately 9% to $88,563,000 for the year ended December 31, 2010, from $81,222,000 for the year ended December 31, 2009. Our gross profit margin percentage decreased to 37.5% for the year ended December 31, 2010, from 38.9% in 2009. The decrease in gross profit margin percentage was primarily related to our shift in our merchandise mix towards luxury and designer, and an increase in our provision for inventory obsolescence as a result of larger inventory balances necessary to support the increased sales demand in the fourth quarter of 2010. Our gross profit increased by approximately 5% to $33,203,000 for the year ended December 31, 2010 from $31,557,000 for the year ended December 31, 2009.

During 2010, we refined our merchandising mix to shift towards more luxury designer merchandise, as compared to our focus on contemporary merchandise in 2009 (which we focused on in 2009 in response to general economic conditions).  We believe this shift in 2010 resulted in an increase in the return rate, but also increased average order size.  In this respect, gross profit margin percentage for 2010 is more comparable to the 37.1% gross profit margin percentage that we generated in 2008, when our merchandise mix also shifted more towards luxury designer items.

Total marketing expenses (including staff related costs) increased by approximately 45% to $12,576,000 for the year ended December 31, 2010, from $8,661,000 for year ended December 31, 2009. We increased our spending in marketing (excluding staff related costs) by 49% to $11,298,000 for the full year 2010 from $7,603,000 for the full year 2009. This planned increase consisted primarily of equal increases in variable costs related to online programs and fixed costs relating to offline programs of approximately 50%.  This investment in marketing expenses reflects our efforts to drive top-line growth through online and offline marketing initiatives. Marketing expenses as a percentage of net sales increased to 14.2% for the year ended December 31, 2010, from 10.7% for the year ended December 31, 2009.

We incurred an operating loss of $3,846,000 for the year ended December 31, 2010, as compared to our operating loss of $2,661,000 for the year ended December 31, 2009.  The increase in operating loss was primarily a result of increases in marketing expenses, which were partially offset by decreases in selling and fulfillment expenses, and general and administrative expenses.

Our reserve for returns and credit card chargebacks for the year ended December 31, 2010 increased to 38.7% compared to 37.8% of gross sales for the year ended December 31, 2009.

A portion of our inventory includes merchandise acquired on a pack and hold basis, where we either purchased with the intention of holding for the appropriate season or to take advantage of opportunities in the market.

We recorded total stock-based compensation expenses of $634,000, $612,000 and $2,706,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, we had an accumulated deficit of $151,501,000. The net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with developing and marketing our Web Site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our Preferred Stock, payment of dividends to holders of Preferred Stock and non-cash interest expenses resulting from an embedded derivative in convertible debt.

Critical Accounting Policies

Management Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include useful lives of property and equipment, recoverability of inventories, the realization of deferred tax assets, the adequacy of the allowances for sales returns and the calculations related to stock-based compensation expense.  Actual amounts could differ significantly from these estimates.

In addition, we currently estimate that we will have adequate liquidity to fund operations beyond December 31, 2011. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, we may be unable to meet payment obligations as they come due which would have a material adverse impact on our operations.

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

Provision for Sales Returns and Doubtful Accounts

We now permit returns for any reason within 60 days of the sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. We perform credit card authorizations and check the verification of our customers prior to shipment of merchandise. However, our future return and bad debt rates could differ from historical patterns, and, to the extent that these rates increase significantly, could have a material adverse effect on our business, prospects, cash flows, financial condition and results of operations.  For the years ended December 31, 2010, 2009 and 2008, our returns reserves were 38.7%, 37.8% and 39.1%, respectively, of gross sales.  Actual charges have not varied materially from historical percentages.

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

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (“FIFO”) method. This valuation requires us to make judgments based on currently available information, about the salability of such merchandise and the selling price, among other factors. Based upon this evaluation, we review our inventory levels in order to identify slow-moving merchandise and establish a reserve for such merchandise.

Deferred Tax Valuation Allowance

We recognize deferred income tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory rates in effect for the years in which the differences are expected to reverse. The effect on deferred taxes of a change in tax rates is realized in income or loss in the period of the enactment date. We have assessed the future taxable income and determined that a 100% deferred tax valuation allowance is deemed necessary. In the event that we were to determine that we would be able to realize our deferred tax assets, an adjustment to the deferred tax valuation allowance would increase income in the period such determination is made.

Authoritative guidance relating to uncertainty in income taxes prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that they have taken or expect to take on a tax return. As of December 31, 2010 and 2009, the only tax authorities to which we are subject to are the U.S. federal tax authorities and various state tax authorities in the United States. Open tax years that are subject to examination by the U.S. federal tax authorities and various state tax authorities, which extend back to 1998, relate to years in which unused net operating losses were generated. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in our Balance Sheets or Statements of Operations as of and for the years ended December 31, 2010 and 2009.

Results Of Operations

The following table sets forth our Statements of Operations data for the years ended December 31st. All data is in thousands except as indicated below:

	2010		2009		2008
		As a % of		As a % of		As a % of
		Net Sales		Net Sales		Net Sales

Net sales	$88,563	100.0%	$81,222	100.0%	$95,774	100.0%
Cost of sales	55,360	62.5	49,665	61.1	60,288	62.9
Gross profit	33,203	37.5	31,557	38.9	35,486	37.1

Selling and fulfillment
expenses	16,881	19.0	16,675	20.5	19,620	20.5
Marketing expenses	12,576	14.2	8,661	10.7	15,359	16.0
General and administrative
expenses	7,592	8.6	8,882	10.9	11,355	11.9
Total operating expenses	37,049	41.8	34,218	42.1	46,334	48.4

Operating loss	(3,846)	(4.3)	(2,661)	(3.3)	(10,848)	(11.3)

Interest expense, net	(187)	(0.2)	(1,708)	(2.1)	(492)	(0.5)

Net loss	$(4,033)	(4.5)%	$(4,369)	(5.4)%	$(11,340)	(11.8)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

	2010	2009	2008

Average order size (including shipping & handling)	$299.98	$266.66	$279.72
New customers added during the year*	174,795	173,550	201,044

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

For The Year Ended December 31, 2010 Compared To The Year Ended December 31, 2009

Net sales: Gross sales for the year ended December 31, 2010 increased by approximately 11% to $144,544,000, from $130,531,000 for the year ended December 31, 2009.  The increase in gross sales was primarily attributable to our decision to invest in inventory levels to support the growth in sales demand and our increased marketing efforts.  The primary increase in sales demand growth was due to our luxury designer merchandise, which also resulted in an increase in average order size.

The provision for returns and credit card chargebacks and other credits was approximately 38.7% and 37.8% for 2010 and 2009, respectively, resulting in a provision of approximately $55,981,000 and $49,309,000 for the years ended December 31, 2010 and 2009, respectively. The increase in this provision, as a percentage of gross sales, resulted from an increase in the return rate, which was, in part, caused by a planned shift in our merchandise mix towards luxury designer merchandise.  These items historically have higher return rates.

After the necessary provisions for returns, credit card chargebacks and adjustments for uncollected sales taxes, our net sales for the year ended December 31, 2010 was $88,563,000.  This represents an increase of approximately 9% compared to the year ended December 31, 2009, in which net sales totaled $81,222,000.  The increase in net sales resulted primarily from a 12% increase in average order size compared to the prior year. Shipping and handling revenue (which is included in net sales) decreased by 9% to $4,037,000 for the year ended December 31, 2010, from $4,420,000 for the year ended December 31, 2009. Shipping and handling revenue decreased as a result of a decrease in overall shipping and handling charges to customers to support the growth of sales demand.

Cost of sales:  Cost of sales consists of the cost of products sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2010 totaled $55,360,000, resulting in a gross profit margin percentage of approximately 37.5%. Cost of sales for the year ended December 31, 2009 totaled $49,665,000, resulting in a gross profit margin percentage of 38.9%. The decrease in gross profit margin percentage was attributable to our shift in our merchandise mix towards the growth of our luxury designer merchandise and an increase in our provision for inventory obsolescence as a result of the larger inventory balances necessary to support the increased sales demand.

Gross Profit:  As a result of the increase in net sales, gross profit increased by approximately 5% to $33,203,000 for the year ended December 31, 2010, from $31,557,000 for the year ended December 31, 2009.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by slightly over 1% for the year ended December 31, 2010 compared to the year ended December 31, 2009. Selling and fulfillment expenses were comprised of the following:

	Year Ended December 31,				Percentage
(All data in thousands)	2010		2009		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$7,976	9.0%	$7,857	9.6%	1.5%
Technology	5,426	6.1	5,602	6.9	(3.1)
E-Commerce	3,479	3.9	3,216	4.0	8.2
Total selling and fulfillment expenses	$16,881	19.0%	$16,675	20.5%	1.2%

As a percentage of net sales, our selling and fulfillment expenses decreased to 19.0% for the year ended December 31, 2010 from 20.5% for the year ended December 31, 2009.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses for the year ended December 31, 2010 increased by approximately 2% compared to the year ended December 31, 2009 as a result of decreased variable costs associated with order fulfillment (e.g., picking and packing orders and processing returns), which were offset by an increase in credit card fees associated with an increase in average order size and net sales.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting expenses. For the year ended December 31, 2010, technology expenses decreased by approximately 3% compared to the year ended December 31, 2009. This decrease was attributable to a decrease in salary and salary related expenses of approximately $271,000, a decrease in depreciation expenses, included in technology expenses, of approximately $106,000 and a decrease in consulting fees of $47,000, and was partially offset by an increase in Web Site hosting and software support expenses of approximately $274,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web Site design. For the year ended December 31, 2010, e-commerce expenses increased by approximately 8% compared to the year ended December 31, 2009 primarily as a result of increases in consulting fees relating to the development of new Web Site features and functionalities of $205,000 and short-term staffing expenses of $92,000, which were partially offset by a decrease in salary and salary related expenses of $63,000.

Marketing expenses:  Marketing expenses increased by 45% to $12,576,000 for the year ended December 31, 2010 from $8,661,000 for the year ended December 31, 2009.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, fees to marketing affiliates and comparison engines and (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as staff related costs.  As a percentage of net sales, our marketing expenses increased to 14.2% for the year ended December 31, 2010 from 10.7% for the year ended December 31, 2009.

Total marketing expenses (excluding staff related costs) related to online advertising for the year ended December 31, 2010 totaled $7,213,000, compared to $5,300,000 for the year ended December 31, 2009.  This investment in marketing spend resulted in planned increases in online marketing programs from fees to social media programs of $765,000, fees to comparison engines of $556,000, fees to marketing affiliates of $353,000 and paid search fees of $239,000.  These planned increases in online marketing programs represent an investment in top-line growth marketing initiatives such as the Closet Confessions campaign, which was initially developed for distribution on social media outlets and based upon its success later aired on Bravo TV.

Total marketing expenses (excluding staff related costs) related to offline advertising for the year ended December 31, 2010 totaled $4,120,000 compared to $2,270,000 for the year ended December 31, 2009.  This planned increase of approximately $1,850,000 was primarily a result of an increase in television advertising with entertainment properties, such as Bravo TV, Lifetime TV and targeted shows on the CW, and an increase in fixed production costs related to television advertising of approximately $130,000.  Our online and offline marketing programs have been successful in bringing new visitors to our Web Site since it launched.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the year ended December 31, 2010 decreased by approximately 15% to $7,592,000, as compared to $8,882,000 for the year ended December 31, 2009.  The decrease in general and administrative expenses was primarily the result of a decrease in salary and salary related expenses of $783,000, a decrease in amortization expenses related to leasehold improvements and internally-developed software costs related to product application systems of $303,000 and a decrease in overall professional fees of $276,000.

As a percentage of net sales, general and administrative expenses for the year ended December 31, 2010 decreased to approximately 8.6% from 10.9% for the year ended December 31, 2009.

Loss from operations:  Operating loss increased to $3,846,000 for the year ended December 31, 2010, from $2,661,000 for the year ended December 31, 2009.

Interest expense, net: Interest income increased to $39,000 for the year ended December 31, 2010, from $25,000 for the year ended December 31, 2009. These amounts related primarily to interest income earned on our increased cash balances as a result of receiving proceeds from the completion of the private placement in February 2010.

We did not have any interest expense to related party stockholders for the year ended December 31, 2010, because our subordinated convertible notes were converted into equity in December 2009.  By comparison, we had $1,413,000 of interest expense to related party stockholders for the year ended December 31, 2009, which are further discussed below.

Other interest expense for the year ended December 31, 2010 totaled $226,000 compared to $320,000 for the year ended December 31, 2009.  Interest expense consists of fees paid in connection with our credit facility.

Net loss per share:  Net loss per share decreased to $0.17 per share for the year ended December 31, 2010 from $0.31 per share for the year ended December 31, 2009.  The decrease in net loss per share is primarily attributable to an increase in weighted average common shares outstanding of 23,685,338 for the year ended December 31, 2010 as compared to the weighted average common shares outstanding of 14,003,534 for the year ended December 31, 2009.  The increase in weighted average common shares outstanding during 2010 is primarily attributable to the second closing of the private placement transaction with Rho, in which we issued 6,037,192 in February 2010.

For The Year Ended December 31, 2009 Compared To The Year Ended December 31, 2008

Net sales: Gross sales for the year ended December 31, 2009 decreased by approximately 17% to $130,531,000 from $157,248,000 for the year ended December 31, 2008.  The decrease in gross sales was primarily attributable to our planned decrease in inventory purchases in response to the overall decline in consumer spending and our streamlined business plan prior to our recent private placement.  The provision for returns and credit card chargebacks and other credits was approximately 37.8% and 39.1% for 2009 and 2008, respectively, resulting in a provision of approximately $49,309,000 and $61,474,000 for the years ended December 31, 2009 and 2008, respectively. The decrease in this provision as a percentage of gross sales resulted from a reduction in the return rate, which was, in part, caused by a shift in our merchandise mix. In addition, we believe that the reduction in return rate was partially caused by customers making fewer impulse purchases, which are generally more likely to be returned.  We refined our merchandising mix in 2008 to shift to more contemporary merchandise as part of our streamlined business plan prior to our private placement completed in early 2010. Accordingly, we experienced a corresponding decrease in the return rate.

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

Cost of sales:  Cost of sales for the year ended December 31, 2009 totaled $49,665,000, resulting in a gross profit margin percentage of approximately 38.9%. Cost of sales for the year ended December 31, 2008 totaled $60,288,000, resulting in a gross profit margin percentage of 37.1%. The increase in gross profit margin percentage was attributable to improved product margins, a decrease in our provision for inventory obsolescence and a decrease in the rate of returns caused by a shift in our merchandise mix.

Gross Profit:  As a result of the decrease in net sales, gross profit decreased by approximately 11%, to $31,557,000 for the year ended December 31, 2009, from $35,486,000 for the year ended December 31, 2008. The decrease in gross profit was primarily the result of a decrease in net sales attributable to our planned decrease in inventory purchases in response to the overall decline in consumer spending and our streamlined business plan prior to our private placement completed in early 2010, which was slightly offset by improved product margins.

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

Operating expenses for the year ended December 31, 2009 decreased by approximately 23% compared to the year ended December 31, 2008 as a result of decreased variable costs associated with order fulfillment (e.g., picking and packing orders and processing returns), decreased credit card fees and a decrease in salary expenses and fees associated with our customer service call center.  Operating expenses decreased at a higher percentage than net sales as a result of our streamlined business plan, which included, among other things, reductions in capital expenditures and delayed new hires.

For the year ended December 31, 2009, technology expenses decreased by approximately 6% compared to the year ended December 31, 2008. This decrease was attributable to a decrease in salary and salary related expenses of approximately $478,000, a decrease in consulting fees of approximately $281,000, and a decrease in web hosting and software support expenses of approximately $149,000, which were partially offset by an increase in depreciation expenses, included in technology expenses, of approximately $618,000.

For the year ended December 31, 2009, e-commerce expenses decreased by approximately 7% compared to the year ended December 31, 2008.  This decrease was attributable to decreases in salary and salary related expenses of approximately $108,000 and expenses associated with photo shoots of approximately $36,000.

Marketing expenses:  Marketing expenses decreased by 44% to $8,661,000 for the year ended December 31, 2009, from $15,359,000 for the year ended December 31, 2008.

As a percentage of net sales, our marketing expenses decreased to 10.7% for the year ended December 31, 2009, from 16.0% for the year ended December 31, 2008.  Total expenses related to our national print and television advertising campaign for the year ended December 31, 2009 totaled $1,877,000, compared to $6,030,000 for the year ended December 31, 2008.  This decrease of approximately $4,153,000 was primarily due to a reduction in offline marketing spend, specifically, production costs and placement fees. Total marketing expenses (excluding staff related costs) for the year ended December 31, 2009 decreased by approximately $5,959,000 as compared to December 31, 2008. Expenses related to paid search, online integration and comparison engines decreased by $992,000, $403,000 and $201,000, respectively.

General and administrative expenses:  General and administrative expenses for the year ended December 31, 2009 decreased by approximately 22% to $8,882,000, as compared to $11,355,000 for the year ended December 31, 2008.  The decrease in general and administrative expenses was primarily the result of a decrease in stock-based compensation related to equity awards of approximately $1,670,000, a decrease in salary and salary related expenses of approximately $137,000 and a decrease in overall professional fees of approximately $336,000.

As a percentage of net sales, general and administrative expenses for the year ended December 31, 2009 decreased to approximately 10.9%, from 11.9% for the year ended December 31, 2008.

Loss from operations:  Operating loss decreased to $2,661,000 for the year ended December 31, 2009, from $10,848,000 for the year ended December 31, 2008.

Interest expense, net: Interest income decreased to $25,000 for the year ended December 31, 2009, from $62,000 for the year ended December 31, 2008. These amounts related primarily to interest income earned on our cash balances.

Interest expense to related party stockholders increased to $1,413,000 for the year ended December 31, 2009, compared to $235,000 for the year ended December 31, 2008. The increase in interest expense to related party stockholders was primarily the result of the recognition of the embedded derivative financial liability relating to the embedded conversion feature within the subordinated convertible notes to related parties of approximately $785,000 (which were converted into equity in December 2009), amortization of the debt discount of approximately $343,000 and interest expense of approximately $241,000 relating to our subordinated convertible notes.

Other interest expense for the year ended December 31, 2009 totaled $320,000 compared to $319,000 for the year ended December 31, 2008.  Interest expense consists of fees paid in connection with our credit facility.

Net loss per share:  Net loss per share decreased to $0.31 per share for the year ended December 31, 2009 from $0.90 per share for the year ended December 31, 2008.

Liquidity And Capital Resources

General

At December 31, 2010, we had approximately $10.4 million in cash and cash equivalents compared to $10.0 million and $4.0 million at December 31, 2009 and 2008, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at December 31, 2010, 2009 and 2008 was $26.5 million, $19.4 million and $15.3 million, respectively.  As of December 31, 2010, we had an accumulated deficit of $151.5 million.  We have incurred negative cash flows and cumulative net losses since inception.

Changes in cash and cash equivalents at December 31, 2010 compared to December 31, 2009 are primarily attributable to $10,020,000 in net proceeds we received from the private placement financing described below, which was offset by decreases in cash used in operations attributable to normal increases in working capital requirements, related to changes in operating assets and liabilities including increases in inventory purchases to support the growth of the luxury designer merchandise of $7,819,000, and cash used to invest in property and equipment primarily related to investing in internally-developed software purchases of $2,139,000.

We believe that our existing cash balance, combined with working capital and the funds available from our existing credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months.  There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

Private placement

On December 21, 2009, we entered into a Securities Purchase Agreement with Rho, pursuant to which we agreed to issue and sell to Rho up to 8,823,529 shares of our Common Stock, for an aggregate purchase price of $15,000,000, or $1.70 per share, in a private placement transaction.  We issued and sold 2,786,337 of the shares to Rho at an initial closing held on December 21, 2009 for an aggregate purchase price of approximately $4,737,000.  At, and as a condition to, the initial closing, Soros and Maverick converted $3,000,000 in aggregate principal amount of subordinated notes into an aggregate of 1,764,706 shares of Common Stock at a conversion price of $1.70 per share.  At conversion, we paid in cash approximately $347,000 of interest on the subordinated convertible notes.  In February 2010, we completed the second closing of the private placement with Rho in which we received approximately $10,020,000, net of $243,000 of issuance costs, in return for the issuance of 6,037,192 shares of Common Stock.

Credit facility

Pursuant to the terms of our credit facility, as amended, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of December 31, 2010, total availability under the credit facility was approximately $6.3 million, of which $2.8 million was committed for letters of credit in favor of suppliers, leaving approximately $3.5 million available for further borrowings.  The terms of the credit facility contain a material adverse change clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would become due and payable.  The credit facility expires in July 2011.  However, we have reached an agreement in principle regarding a renewal of the credit facility.  Notwithstanding this agreement, there is no assurance that we will be able to renew our credit facility on favorable terms, or at all.

Interest accrues monthly on the average daily amount outstanding under the credit facility during the preceding month at a per annum rate equal to the prime rate plus 0.75% or LIBOR plus 3.25%. We also pay a monthly commitment fee on the unused portion of the credit facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.75%, and a servicing fee of $3,333 per month.  We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days of such letter of credit, or a portion thereof, remains open.

Both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of December 31, 2010, we had approximately $893,000 of prepaid inventory and approximately $48,000 of prepaid marketing on our Balance Sheet compared to $238,000 and $12,000 as of December 31, 2009 and $155,000 and $174,000 as of December 31, 2008.

Commitments and long-term obligations

As of December 31, 2010, we had the following commitments and long-term obligations:

		Less Than			More Than
	Total(1)	1 Year(1)	1-3 Years(1)	3-5 Years(1)	5 Years(1)

Employment contracts	$4,126,000	$2,076,000	$2,050,000	$--	$--
Operating leases	5,935,000	386,000	1,089,000	1,167,000	3,293,000
Marketing and advertising	1,943,000	1,583,000	360,000	--	--
Total commitments and long-term obligations	$12,004,000	$4,045,000	$3,499,000	$1,167,000	$3,293,000

___________________
(1)	The table above excludes a cash commitment of $312,000 representing the remaining contribution amount, which is payable upon request, in the formation of Eyefly.

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

Recent Accounting Pronouncements

In February 2010, the FASB issued an update to authoritative guidance relating to subsequent events, which was effective upon the issuance of the update.  We adopted this authoritative guidance on February 28, 2010.  The update to the authoritative guidance relating to subsequent events removes the requirement for SEC filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  The adoption of this update to the authoritative guidance relating to subsequent events did not have an impact upon our financial position or operating results other than removing the disclosure.

Recently issued, but not yet effective, accounting pronouncements

We are not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on our financial position or results of operations.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

We have assessed our vulnerability to certain market risks, including interest rate risk associated with financial instruments included in cash and cash equivalents. Due to the short-term nature of these investments we have determined that the risks associated with interest rate fluctuations related to these financial instruments do not pose a material risk to us.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and supplementary data required by this item are included in Part IV, Item 15 of this Form 10-K and are presented beginning on page F-1.

Item 9.  Change in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

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

Internal Control Over Financial Reporting

Management’s Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

Item 11.  Executive Compensation.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

Item 14.  Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2011 annual meeting of stockholders.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules.

(a)           (1)           Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2010 and 2009

Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008

Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Notes to Financial Statements

(2)	Financial Statement Schedule:

SCHEDULE II — Valuation and Qualifying Accounts For the Three Years Ended
December 31, 2010

(3)	Exhibits:

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).
3.2	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 3, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 4, 2008).
3.3	Amended and Restated Certificate of Incorporation of the Company, dated February 25, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 3, 2010).
3.4	By-Laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
3.5	Amendment to Bylaws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).
10.1	Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the

Commission on June 29, 2004).
10.2	Bluefly, Inc. 2000 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).
10.3
Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.4
Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.5
Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.6
Common Stock and Warrant Purchase Agreement dated January 9, 2004 by and among the Company and the Investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 13, 2004).

*10.7
Master Service Agreement, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 4, 2005).

*10.8
Customer Order Addendum, dated as of February 28, 2005, by and between the Company and Level 3 Communications, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 4, 2005).

10.9
Preferred Stock and Warrant Purchase Agreement, dated as of June 24, 2005, by and among the Company and the Investors listed on the signature page thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 28, 2005).

10.10
Loan and Security Agreement, dated July 26, 2005, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated July 29, 2005).

10.11
Stock Purchase Agreement, dated as of June 5, 2006, by and among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC and the investors listed on the signature pages attached thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 7, 2006).

10.12
First Amendment to Loan and Security Agreement, dated as of August 14, 2006, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated August 14, 2006).

10.13
Master License Agreement, dated as of September 28, 2006, by and between the Company and Art Technology Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 3, 2006).

10.14	Bluefly, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 16, 2007).
*10.15
Fulfillment Services Agreement, dated as of April 11, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 17, 2006).

10.16	Service Agreement, dated as of May 9, 2007, by and between the Company and VIPdesk Connect, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 10, 2007).
*10.17
Letter Agreement, dated as of December 21, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 27, 2007).

10.18
Second Amendment to Loan and Security Agreement, dated as of November 15, 2007, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.19
Third Amendment to Loan and Security Agreement, dated as of January 17, 2008 and effective as of January 15, 2008, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.20
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

10.23
Amended and Restated Warrant No. 2 dated April 8, 2008 and effective as of March 26, 2008, issued to SFM Domestic Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).
.

10.24
Amended and Restated Warrant No. 3 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund USA, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.25
Amended and Restated Warrant No. 4 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund LDC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.26
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

*10.28
Letter Agreement, dated as of November 19, 2008, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 24, 2008).

10.29
Sixth Amendment, dated as of February 17, 2009, to Loan and Security Agreement, dated as of July 25, 2006, by and between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 19, 2009).

10.30
Securities Purchase Agreement, dated as of December 21, 2009, between Bluefly, Inc. and Rho Ventures VI, LP (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 24, 2009).

10.31
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

10.32
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

10.33
Consent and Seventh Amendment to Loan and Security Agreement, dated as of December 21, 2009, between the Company and Wells Fargo Retail Finance, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 24, 2009).

10.34	Amendment No. 1 to the Amended and Restated Bluefly, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 3, 2010).
10.35	Lease Agreement by and between the Company and 42-52 West 39 Street LLC, dated March 17, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 22, 2010).
10.36
Amended and Restated Employment Agreement, dated as of April 27, 2010, by and between the Company and Melissa Payner-Gregor (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 30, 2010).

10.37
Second Amended and Restated Employment Agreement, dated as of April 27, 2010, by and between the Company and Kara Jenny (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 30, 2010).

10.38	Amended and Restated Employment Agreement, dated as of December 31, 2010, by and between the Company and Bradford Matson.
10.39	Amended and Restated Employment Agreement, dated as of December 31, 2010, by and between the Company and Martin Keane.
23.1	Consent of WeiserMazars LLP.

23.2	Consent of PricewaterhouseCoopers LLP.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

February 16, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wassong
David Wassong	Interim Chairman of the Board	February 16, 2011

/s/ Melissa Payner Gregor
Melissa Payner-Gregor	Chief Executive Officer (Principal Executive Officer) Director	February 16, 2011

/s/ Kara B. Jenny
Kara B. Jenny	Chief Financial Officer (Principal Accounting Officer)	February 16, 2011

/s/ Mario Ciampi
Mario Ciampi	Director	February 16, 2011

/s/ Michael Helfand
Michael Helfand	Director	February 16, 2011

/s/ Habib Kairouz
Habib Kairouz	Director	February 16, 2011

/s/ David Janke
David Janke	Director	February 16, 2011

/s/ Martin Miller
Martin Miller	Director	February 16, 2011

/s/ Anthony Plesner
Anthony Plesner	Director	February 16, 2011

/s/ Denise Seegal
Denise Seegal	Director	February 16, 2011

BLUEFLY, INC.
INDEX TO FINANCIAL STATEMENTS AND SCHEDULE

Page
Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS	F – 1 to F – 2

FINANCIAL STATEMENTS:

Balance Sheets as of December 31, 2010 and 2009	F – 3

Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008	F – 4

Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2010, 2009 and 2008	F – 5

Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008	F – 6

Notes to Financial Statements	F – 7 to F – 20

SCHEDULE II — Valuation and Qualifying Accounts For the Three Years Ended December 31, 2010	S – 1

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Bluefly, Inc.

We have audited the accompanying balance sheets of Bluefly, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholders’ equity and cash flows for the years then ended.  Our audits included the financial statement schedule listed in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company’s internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Bluefly, Inc. as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ WeiserMazars LLP

New York, New York
February 16, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
of Bluefly, Inc.

In our opinion, the related statements of operations, changes in stockholders’ equity and cash flows for the year ended December 31, 2008 present fairly, in all material respects, the results of operations of Bluefly, Inc. and its cash flows for the year ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) for the year ended December 31, 2008 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

New York, New York
March 5, 2009

Bluefly, Inc.
Balance Sheets
December 31, 2010 and 2009

	2010	2009

Assets
Current assets:
Cash and cash equivalents	$10,429,000	$10,049,000
Accounts receivable, net of allowance for doubtful accounts	1,709,000	3,319,000
Inventories, net	25,128,000	17,668,000
Prepaid expenses and other current assets	1,595,000	959,000

Total current assets	38,861,000	31,995,000

Property and equipment, net	3,150,000	3,506,000

Other assets	133,000	145,000

Total assets	$42,144,000	$35,646,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,515,000	$4,363,000
Allowance for sales returns	3,142,000	2,627,000
Accrued expenses and other current liabilities	1,118,000	2,105,000
Deferred revenue	3,545,000	3,516,000

Total current liabilities	12,320,000	12,611,000

Deferred rent	183,000	--

Total liabilities	12,503,000	12,611,000

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock – $.01 par value; 50,000,000 and 200,000,000 shares authorized as of December 31, 2010 and 2009, respectively; 24,944,986 and 18,885,239 shares issued as of December 31, 2010 and 2009, respectively; and 24,606,588 and 18,552,737 shares outstanding as of December 31, 2010 and 2009, respectively.	246,000	185,000
Treasury stock	(1,824,000)	(1,809,000)
Additional paid-in capital	182,720,000	172,127,000
Accumulated deficit	(151,501,000)	(147,468,000)

Total stockholders’ equity	29,641,000	23,035,000

Total liabilities and stockholders’ equity	$42,144,000	$35,646,000

The accompanying notes are an integral part of these financial statements.

Bluefly, Inc.
Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008

Net sales	$88,563,000	$81,222,000	$95,774,000
Cost of sales	55,360,000	49,665,000	60,288,000
Gross profit	33,203,000	31,557,000	35,486,000

Selling and fulfillment expenses	16,881,000	16,675,000	19,620,000
Marketing expenses	12,576,000	8,661,000	15,359,000
General and administrative expenses	7,592,000	8,882,000	11,355,000
Total operating expenses	37,049,000	34,218,000	46,334,000

Operating loss	(3,846,000)	(2,661,000)	(10,848,000)

Interest expense to related party stockholders	--	(1,413,000)	(235,000)
Other interest expense, net	(187,000)	(295,000)	(257,000)

Net loss	(4,033,000)	(4,369,000)	(11,340,000)

Preferred stock dividends	--	--	(37,000)
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	--	--	(712,000)

Net loss available to common stockholders	$(4,033,000)	$(4,369,000)	$(12,089,000)

Basic and diluted net loss per common share	$(0.17)	$(0.31)	$(0.90)

Weighted average common shares outstanding (basic and diluted)	23,685,338	14,003,534	13,369,257

The accompanying notes are an integral part of these financial statements.

Bluefly, Inc.
Statements of Changes in Stockholders’ Equity
Years Ended December 31, 2010, 2009 and 2008

	Preferred Stock		Common Stock
	$.01 Par value		$.01 Par Value		Treasury Stock		Additional		Total
	Number of		Number of		Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2008	571	$-	13,275,730	$133,000	151,073	$(1,430,000)	$160,160,000	$(131,826,000)	$27,037,000

Stock-based compensation expense	-	-	-	-	-	-	2,706,000	-	2,706,000

Issuance of Restricted Stock Units	-	-	301,454	3,000			(3,000)		-

Shares of Series F Preferred Stock
Converted into Common Stock	(571)	-	254,766	2,000	-	-	(2,000)	-	-

Warrants Issued to Third-Party	-	-	-	-	-	-	173,000	-	173,000

Issuance of Treasury Stock	-	-	-	-	78,214	(182,000)	-	-	(182,000)

Deemed Dividends related to beneficial conversion on
Series F Preferred Stock	-	-	-	-	-	-	712,000	(712,000)	-

Net Loss	-	-	-	-	-	-	-	(11,340,000)	(11,340,000)

Balance at December 31, 2008	-	-	13,831,950	138,000	229,287	(1,612,000)	163,746,000	(143,878,000)	18,394,000

Stock-based compensation expense	-	-	-	-	-	-	612,000	-	612,000

Issuance of restricted stock	-	-	10,312	-	-	-	-	-	-

Retirement of unvested restricted stock	-	-	(750)	-	-	-	-	-	-

Cumulative effect of a change in accounting principle	-	-	-	-	-	-	-	779,000	779,000

Delivery of deferred stock units	-	-	160,182	2,000	-	-	(2,000)	-	-

Purchase of treasury stock	-	-	-	-	103,215	(197,000)	-	-	(197,000)

Conversion of subordinated notes	-	-	1,764,706	17,000	-	-	3,331,000	-	3,348,000

Sale of common stock in connection with 2009
private placement (net of $269,000 issuance costs)	-	-	2,786,337	28,000	-	-	4,440,000	-	4,468,000

Net Loss	-	-	-	-	-	-	-	(4,369,000)	(4,369,000)

Balance at December 31, 2009	-	-	18,552,737	185,000	332,502	(1,809,000)	172,127,000	(147,468,000)	23,035,000

Stock-based compensation expense	-	-	-	-	-	-	634,000	-	634,000

Issuance of restricted stock	-	-	8,062	-	-	-	-	-	-

Retirement of unvested restricted stock	-	-	(1,500)	-	-	-	-	-	-

Delivery of deferred stock units	-	-	10,097	-	-	-	-	-	-

Purchase of treasury stock	-	-	-	-	5,896	(15,000)	-	-	(15,000)

Sale of common stock in connection with second
closing of 2009 private placement
(net of $243,000 issuance costs)	-	-	6,037,192	61,000	-	-	9,959,000	-	10,020,000

Net Loss	-	-	-	-	-	-	-	(4,033,000)	(4,033,000)

Balance at December 31, 2010	-	$-	24,606,588	$246,000	338,398	$(1,824,000)	$182,720,000	$(151,501,000)	$29,641,000

The accompanying notes are an integral part of these financial statements.

Bluefly, Inc.
Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities:
Net loss	$(4,033,000)	$(4,369,000)	$(11,340,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	2,507,000	2,943,000	2,476,000
Provisions for returns	515,000	(1,080,000)	(496,000)
Bad debt expense	324,000	350,000	553,000
Reserve for inventory obsolescence	359,000	(534,000)	290,000
Stock-based compensation	634,000	612,000	2,706,000
Deferred rent	183,000	--	--
Amortization of discount on notes payable to related party stockholders	--	343,000	--
Change in fair value of embedded derivative financial liability to related party stockholders	--	785,000	--
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	1,286,000	(369,000)	(1,751,000)
Inventories	(7,819,000)	6,023,000	5,045,000
Prepaid expenses and other current assets	(651,000)	(51,000)	446,000
Other assets	--	--	(198,000)
Increase (decrease) in:
Accounts payable	152,000	(3,981,000)	(176,000)
Accrued expenses and other current liabilities	(972,000)	943,000	(548,000)
Interest payable to related party stockholders	--	(106,000)	106,000
Deferred revenue	29,000	640,000	(330,000)
Net cash (used in) provided by operating activities	(7,486,000)	2,149,000	(3,217,000)

Cash flows from investing activities:
Purchases of property and equipment	(2,139,000)	(375,000)	(2,327,000)
Net cash used in investing activities	(2,139,000)	(375,000)	(2,327,000)

Cash flows from financing activities:
Purchase of treasury stock	(15,000)	(197,000)	(182,000)
Proceeds from notes issued to related party stockholders	--	--	3,000,000
Net proceeds from common stock issuance	10,020,000	4,468,000	--
Net cash provided by financing activities	10,005,000	4,271,000	2,818,000

Net increase (decrease) in cash and cash equivalents	380,000	6,045,000	(2,726,000)
Cash and cash equivalents – beginning of year	10,049,000	4,004,000	6,730,000
Cash and cash equivalents – end of year	$10,429,000	$10,049,000	$4,004,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest expense	$219,000	$239,000	$264,000
Cash paid during the year for interest to related party stockholders	$--	$347,000	$--
Supplemental non-cash financing disclosure of cash flow information:
Conversion of notes payable to related party stockholders	$--	$3,348,000	$--
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	$--	$--	$712,000
Warrants issued to related party stockholders	$--	$--	$173,000
Conversion of preferred stock to common stock	$--	$--	$2,000

The accompanying notes are an integral part of these financial statements.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

NOTE 1 – THE COMPANY

Bluefly, Inc., a Delaware corporation, (the “Company”), is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discount prices.  The Company’s e-commerce Web site (“Bluefly.com” or “Web Site”) was launched in September 1998.  The Company operates in one business segment and has no operations outside the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Significant estimates and assumptions include the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment, realization of deferred tax assets, and the calculations related to stock-based compensation expense.  Actual results could differ from those estimates.

The Company has sustained cumulative net losses and negative cash flows from operations since inception.  As of December 31, 2010, the Company had an accumulated deficit of $151,501,000.  The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations.  The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.  Such estimate is based on projected revenues, expenses and timing of various payments.  Should unforeseen events occur or should actual results differ from current estimates, the Company may be unable to meet payment obligations as they come due which would have a material adverse impact on the Company’s operations.

The Company’s credit facility expires in July 2011.  However, the Company has reached an agreement in principle regarding a renewal of the credit facility.  Notwithstanding this agreement, there is no assurance that the Company will be able to renew its credit facility on favorable terms, or at all.

Reclassifications

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes.

Concentration

The Company acquired approximately 42% and 31% of its inventory from one supplier for the years ended December 31, 2010 and 2009, respectively.

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

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $3,545,000 and $3,516,000 as of December 31, 2010 and 2009, respectively, which is classified as current liabilities in the Balance Sheets.

Shipping and handling billed to customers is classified as revenue and freight cost incurred in connection with purchasing merchandise is classified as cost of goods in the Statements of Operations.

Provisions for sales returns and doubtful accounts

The Company generally permits returns for any reason within 60 days of the sale.  The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of the merchandise.  Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data.  Accounts receivable is presented on the Balance Sheets net of the allowance for doubtful accounts.  As of December 31, 2010 and 2009, the allowance for doubtful accounts was $73,000 and $91,000, respectively, and the allowance for sales returns was $3,142,000 and $2,627,000, respectively, which is classified as current liabilities in the Balance Sheets.

Fulfillment expenses

The Company utilizes a third-party service provider to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor.  For the years ended December 31, 2010, 2009 and 2008, fulfillment expenses totaled $3,765,000, $4,020,000 and $5,352,000, respectively.

Marketing expenses

In addition to marketing salaries, marketing expenses consist primarily of online advertising, print and media advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. The costs associated with online advertising, which includes programs related to social media, offline and print, are expensed as incurred, with the exception of production costs related to print and television advertising which are expensed entirely the first time the advertising takes place. For the years ended December 31, 2010, 2009 and 2008 marketing expenditures (excluding staff related costs) were approximately $11,298,000, $7,603,000 and $13,562,000, respectively.

Stock-based compensation

The Company’s Board of Directors has adopted three stock-based employee compensation plans, one in April 2005, one in July 2000 and one in May 1997 (collectively the “Plans”), which are described more fully in Note 9 – Stockholders’ Equity.  The Plans, which provide for the granting of restricted stock, deferred stock unit awards, stock options, and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Vesting terms for restricted stock generally range from three months to one year, while deferred stock unit awards vest every three months over a period of one to three years.  Options are granted in terms not to exceed ten years and become exercisable as specified when the option is granted and vesting terms range from immediately to a ratable vesting period of four years.  As of December 31, 2010, the Plans have an aggregate of 2,379,411 shares remaining available for future issuance. Total stock-based compensation expense recorded in the Statements of Operations for the years ended December 31, 2010, 2009 and 2008 was $634,000, $612,000 and $2,706,000, respectively.

Income taxes

The Company recognizes deferred income tax assets and liabilities on the differences between the financial statement and tax bases of assets and liabilities using enacted statutory tax rates in effect for the years in which the differences are expected to reverse.  The effect on deferred taxes of a change in tax rates is realized in income or loss in the period of the enactment date.  In addition, valuation allowances are established when it is more likely than not that deferred tax assets will not be realized.

Authoritative guidance relating to uncertainty in income taxes prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that they have taken or expect to take on a tax return. As of December 31, 2010 and 2009, the only tax authorities to which the Company

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

is subject to are the U.S. federal tax authorities and various state tax authorities in the United States. Open tax years that are subject to examination by the U.S. federal and state tax authorities, which extend back to 1998, relate to years in which unused net operating losses were generated. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Balance Sheets or Statements of Operations as of and for the years ended December 31, 2010 and 2009.

Net loss per share

Basic net loss per share excludes dilution and is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for options, warrants, restricted stock awards and deferred stock unit awards, and the if-converted method for preferred stock and the Subordinated Notes, as defined in Note 8 – Subordinated Convertible Notes. Due to the Company’s net loss, (i) options and warrants to purchase shares of Common Stock, (ii) preferred stock and Subordinated Notes convertible into shares of Common Stock, (iii) restricted stock awards that have not yet vested and (iv) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

	2010	2009	2008

Net loss	$(4,033,000)	$(4,369,000)	$(11,340,000)

Preferred stock dividends	--	--	(37,000)
Deemed dividend related to beneficial conversion feature on
Series F Preferred Stock	--	--	(712,000)

Net loss available to common stockholders	$(4,033,000)	$(4,369,000)	$(12,089,000)

Weighted average common shares outstanding (basic)	23,685,338	14,003,534	13,369,257

Options and warrants(1), (2)	--	--	--

Preferred stock and subordinated notes(1)	--	--	--

Restricted stock and deferred stock awards(1)	--	--	--

Weighted average common shares outstanding (diluted)	23,685,338	14,003,534	13,369,257

(1)
As of December 31, 2010, 2009 and 2008, respectively, the Company had weighted average shares of the following potentially dilutive securities that were excluded from the computation of net loss per share as the effects would be anti-dilutive:

Options and warrants	3,873	2,849	--

Preferred stock and subordinated notes	--	--	364,231

Restricted stock and deferred stock awards	11,529	227,382	1,134,312

(2)
Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares as a result of the average market price of the Company’s Common Stock being greater than the exercise price of the options and warrants.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company is exposed to risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of insured limits.

Fair value of financial instruments

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

As of December 31, 2010 and 2009, inventories, net consist of the following, respectively:

	2010	2009

Inventory on hand	$24,527,000	$17,566,000
Inventory to be recovered due to returns	1,694,000	1,388,000
Inventory reserves	(1,093,000)	(1,286,000)
Total inventories, net	$25,128,000	$17,668,000

Property and equipment, net

Property and equipment are stated at cost net of accumulated depreciation expenses. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Lease amortization is included in depreciation expense. Equipment and software are depreciated on a straight-line basis over two to seven years. Maintenance and repairs are expensed as incurred.

Web site development costs

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

Deferred rent

The Company recognizes and records rent expense related to its lease agreement, which includes scheduled rent increases, on a straight-line basis beginning on the commencement date over the life of the lease.  The Company also recognizes and records rent concessions, in the form of reduced rent payments, on a straight-line basis over the life of the lease agreement.  Differences between the straight-line rent expense and actual rent payments is recorded as deferred rent and classified as a long-term liability in the Balance Sheet.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

Treasury stock

Treasury stock represents Common Stock withheld by the Company to satisfy income tax withholding obligations of certain officers and employees of the Company in connection with the distribution of Common Stock in respect of deferred stock units held by such officers and employees.

Recent accounting pronouncements

In February 2010, the FASB issued an update to authoritative guidance relating to subsequent events, which was effective upon the issuance of the update.  The Company adopted this authoritative guidance on February 28, 2010.  The update to the authoritative guidance relating to subsequent events removes the requirement for Securities and Exchange Commission filers to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  The adoption of this update to the authoritative guidance relating to subsequent events did not impact the Company’s financial position or operating results other than removing the disclosure.

Recently issued, but not yet effective, accounting pronouncements

The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company’s financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2010 and 2009, property and equipment, net consist of the following:

	2010	2009

Capitalized web site development costs	$5,299,000	$5,299,000
Computer equipment and software	5,004,000	2,938,000
Leasehold improvements	1,145,000	1,140,000
Office equipment	220,000	151,000
	11,668,000	9,528,000
Less: accumulated depreciation	(8,518,000)	(6,022,000)
	$3,150,000	$3,506,000

Depreciation and amortization of property and equipment was approximately $2,496,000, $2,927,000 and $2,288,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2010 and 2009, prepaid expenses and other current assets consist of the following:

	2010	2009

Prepaid inventory	$893,000	$238,000
Prepaid expenses	199,000	208,000
Other current assets	503,000	513,000
	$1,595,000	$959,000

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2010 and 2009, accrued expenses and other current liabilities consist of the following:

	2010	2009

Salary, vacation and bonus accrual	$703,000	$1,496,000
Accrued media expenses	383,000	184,000
Other accrued expenses	32,000	425,000
	$1,118,000	$2,105,000

NOTE 6 – INCOME TAXES

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are summarized as follows:
	2010	2009

Net operating losses	$43,467,000	$43,867,000
Accounts receivable and inventory reserves	1,705,000	1,465,000
Deferred revenue	1,351,000	1,368,000
Returns reserve	1,197,000	1,023,000
Accrued expenses	130,000	--
Stock options	10,000	204,000
Other accruals	26,000	45,000
Depreciation and amortization	(169,000)	(584,000)
	47,717,000	47,388,000
Valuation allowance	(47,717,000)	(47,388,000)
Net deferred tax asset (liability)	$--	$--

The Company is in an accumulated loss position for both financial and income tax reporting purposes.  The Company has U.S. federal net operating loss carryforwards of approximately $114,071,000 at December 31, 2010 which have expiration dates from 2020 through 2030.  Section 382 of the Internal Revenue Code (the “Code”) limits the utilization of net operating losses when ownership changes, as defined by that section, occur.  The Company has performed an analysis of its historical Section 382 ownership changes prior to 2001 and has determined that the utilization of certain of its net operating loss carryforwards may be limited in connection with pre-2001 net operating losses.  The Company provided a full valuation allowance on the entire deferred tax asset balance to reflect the uncertainty regarding the realizability of these assets due to operating losses incurred since inception at December 31, 2010 and 2009.  The benefits generated from these net operating losses for the years ended December 31, 2010, 2009 and 2008 have also been fully offset by a valuation allowance.

The use of the net operating loss carryforwards may have additional limitations resulting from certain additional ownership changes, including the consummation of the sale of 8,823,529 shares of the Company’s common stock to Rho (as defined in Note 9 – Stockholders’ Equity) in 2010 and 2009, which made the Company vulnerable to an ownership change for purposes of the Code.  Transfers of shares by shareholders who own 5% or more of the Company’s outstanding common stock could also have the effect of limiting the Company’s ability to utilize our net operating loss carryforwards.  The Company has not performed a recent analysis of its ownership changes under the Code.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

The Company’s effective tax rate differs from the U.S. federal statutory income tax rate of 35% as follows:
	2010	2009	2008

Statutory federal income tax rate	(35.00)%	(35.00)%	(35.00)%
State tax benefit, net of federal taxes	(3.11)%	(3.92)%	(4.06)%
Other	0.25%	0.14%	1.16%
Adjustment for prior year taxes	2.65%	1.99%	5.24%
Equity compensation	6.29%	17.11%	8.95%
Valuation allowance on deferred tax asset (liability)	28.92%	19.68%	23.71%
Effective tax rate	00.00%	00.00%	00.00%

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company has employment agreements with certain of its executive officers and other employees. These employment agreements have terms expiring through July 12, 2013.  As of December 31, 2010, the Company's aggregate cash commitment for future base salary under these employment contracts is as follows:

2011	$2,076,000
2012	1,904,000
2013	146,000
$4,126,000

Leases

In March 2010, the Company entered into a lease agreement extending the term of the lease for space it already occupies for an additional ten years ending on December 31, 2020. Future minimum lease payments under the Company’s operating lease, excluding utilities, that have initial or remaining non-cancelable terms in excess of one year are as follows:

2011	$386,000
2012	535,000
2013	554,000
2014	573,000
2015	594,000
2016 & thereafter	3,293,000
$5,935,000

Rent expense (including amounts related to commercial rent tax) aggregated approximately $613,000, $692,000 and $663,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Marketing commitments

As of December 31, 2010, the Company’s future advertising and marketing commitments, in connection with offline and online marketing programs, is as follows:

2011	$1,583,000
2012	360,000
$1,943,000

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

Legal proceedings

The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on its financial condition.

NOTE 8 – SUBORDINATED CONVERTIBLE NOTES

In July 2008, the Company issued Subordinated Notes in the aggregate principal amount of $3,000,000 that had a term expiring three years from the date of issuance and bore interest at the rate of 8% per annum, compounded annually, which is payable in cash upon maturity or conversion (the “Subordinated Notes”).  In December 2009, all outstanding Subordinated Notes were converted into shares of common stock, as described below.

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

In connection with, and as a condition to, the December 2009 Private Placement, further described in Note 9 – Stockholders’ Equity, both Soros and Maverick converted the $3,000,000 aggregate principal balance outstanding into an aggregate of 1,764,706 shares of common stock at a conversion rate of $1.70 per share.  Additionally, the Company paid in cash approximately $347,000 of accrued interest at the Initial Closing of the December 2009 Private Placement.

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

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

For the years ended December 31, 2009 and 2008, the Company recognized interest expense in connection with its Subordinated Notes, including changes in fair value of the Embedded Derivative, which were included in total interest expense to related party stockholders in the Statements of Operations, as follows:

	2009	2008

Appreciation in fair value of embedded derivative financial liability to related party stockholders	$785,000	$--
Amortization of discount on notes payable to related party stockholders	343,000	--
Interest expense to related party stockholders	241,000	106,000
Amortization expense of warrants issued to related party stockholders	44,000	129,000

Total interest expense to related party stockholders	$1,413,000	$235,000

NOTE 9 – STOCKHOLDERS’ EQUITY

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

Warrants to purchase common stock

Warrants to Soros and Maverick

The Company has issued warrants to Soros and Maverick in connection with past financings. The following table represents warrants issued to purchase Common Stock as of December 31, 2010:

	Number of	Exercise Price
Party	Warrants	Range	Expiration Dates

Soros	45,201	$5.10 – $8.80	September 2011 – March 2013
Maverick	19,796	$5.10	March 2013
Consultant	10,000	$10.00	February 2011
	74,997

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted three stock-based employee compensation plans.  The Plans, which provide for the granting of restricted stock, deferred stock unit awards, stock options and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company.

In February 2010, the Company amended its Amended and Restated 2005 Stock Incentive Plan (the “2005 Plan”) to increase the aggregate number of shares of Common Stock that may be the subject of stock-based compensation awards granted pursuant to the 2005 Plan by 1,500,000 shares and, in June 2010, the Company again amended the 2005 Plan to increase the aggregate number of shares of Common Stock that may be the subject of stock-based compensation awards granted pursuant to the 2005 Plan by an additional 1,586,392 shares.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

Restricted Stock and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock and deferred stock units grants for key employees at December 31, 2010:

		Weighted Average		Weighted Average
		Grant Date	Deferred	Grant Date
	Restricted	Fair Value	Stock	Fair Value
	Stock	(per share)	Unit Awards	(per share)
Balance at December 31, 2007	39,651	$12.60	714,745	$9.60
Shares / Units Granted	8,625	3.71	250,000	4.99
Shares / Units Forfeited	(1,875)	4.08	(305,627)	6.82
Shares / Units Restriction Lapses	(39,651)	12.60	(372,943)	9.41
Balance at December 31, 2008	6,750	3.60	286,175	8.80
Shares / Units Granted	10,312	1.04	--	--
Shares / Units Forfeited	(750)	0.73	(10,464)	7.05
Shares / Units Restriction Lapses	(7,875)	4.12	(263,397)	7.26
Balance at December 31, 2009	8,437	0.92	12,314	12.70
Shares / Units Granted	8,062	2.25	--	--
Shares / Units Forfeited	(1,500)	1.49	(51)	12.70
Shares / Units Restriction Lapses	(7,687)	0.94	(12,263)	12.70
Balance at December 31, 2010	7,312	2.25	--	--

Aggregate Grant Date Fair Value	$16,000		$--

Vesting Service Period of Shares Granted	1 year		12 – 36 months

Number of Shares / Units Vested During
December 31, 2008	39,651		372,943

Number of Shares / Units Non-vested at
December 31, 2008	6,750		56,327

Number of Shares / Units Vested During
December 31, 2009	6,750		11,925

Number of Shares / Units Non-vested at
December 31, 2009	8,437		389

Number of Shares / Units Vested During
December 31, 2010	7,687		12,263

Number of Shares / Units Non-vested at
December 31, 2010	7,312		--

For the years ended December 31, 2010, 2009 and 2008 the Company recognized expense of approximately $23,000, $534,000 and $2,274,000, respectively, in connection with these awards.

As of December 31, 2010, the total compensation cost related to non-vested restricted stock not yet recognized was $2,000. Total compensation cost is expected to be recognized within one year on a weighted average basis.

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

Stock Options

The following table summarizes the Company’s stock option activity:

	Number of	Weighted Average
	Shares	Exercise Price
Balance at December 31, 2007	342,878	$10.60
Options granted	38,000	4.40
Options cancelled	(26,022)	10.87
Options exercised	--	--
Balance at December 31, 2008	354,856	9.83
Options granted	11,000	1.49
Options cancelled	(158,096)	10.18
Options exercised	--	--
Balance at December 31, 2009	207,760	9.09
Options granted	1,904,348	2.40
Options cancelled	(21,000)	3.92
Options exercised	--	--
Balance at December 31, 2010	2,091,108	3.05

Vested at December 31, 2008	317,064	10.32

Vested at December 31, 2009	180,787	9.94

Vested at December 31, 2010	520,908	5.00

The stock options are exercisable in different periods through 2020.  Additional information with respect to the outstanding options as of December 31, 2010, is as follows:

	Options Outstanding			Options Exercisable

		Weighted					Weighted
		Average	Weighted		Weighted		Average
		Remaining	Average		Average		Remaining
	Options	Contractual	Exercise	Options	Exercise		Contractual
Range of Exercise Prices	Outstanding	Life	Price	Exercisable	Price		Life

$0.51 – $2.50	1,848,000	9.2 Years	$2.39	334,056	$2.39		9.2 Years
$2.51 – $5.00	87,348	4.5 Years	3.36	31,092	4.49	.3	7.0 Years
$5.01 – $7.50	--	--	--	--	--		--
$7.51 – $10.00	81,235	2.5 Years	9.05	81,235	9.05		2.5 Years
$10.01 – $12.50	31,250	5.0 Years	11.87	31,250	11.87		5.0 Years
$12.51 – $15.50	42,900	4.0 Years	12.96	42,900	12.96		4.0 Years
$15.51 – $17.50	--	--	--	--	--		--
$17.51 – $20.00	--	--	--	--	--		--
$20.51 – $25.00	375	1 Year	21.60	375	21.60		1 Year

$0.51 – $25.00	2,091,108	8.6 Years	3.05	520,908	5.00		7.3 Years

The total fair value of the 345,642 options that vested during the year was approximately $590,000.  At December 31, 2010, the aggregate intrinsic value of the fully vested options was $169,000 and the weighted average remaining contractual life of the options was approximately 7 years. The Company has not capitalized any compensation cost, or modified any of its stock option grants for the years ended December 31, 2010, 2009 and 2008. Other selected information is as follows:

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

	2010	2009	2008

Aggregate intrinsic value of outstanding options	$935,000	$11,000	$--

Aggregate intrinsic value of options exercised	--	--	--

Weighted average fair value of options granted	2.28	1.08	2.86

As of December 31, 2010, the total compensation cost related to non-vested stock option awards not yet recognized was $1,948,000. Total compensation cost is expected to be recognized over three years on a weighted average basis.

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

The table below presents the weighted average assumptions used to calculate the fair value of options granted for the year ended December 31, 2010, 2009 and 2008, respectively:
	2010	2009	2008

Risk-free interest rate	2.39%	2.66%	2.65%
Expected life (in years)	5.5	5.8	5.0
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	84.07%	86.25%	79.47%

For the years ended December 31, 2010, 2009 and 2008 the Company recognized expense of approximately $611,000, $77,000 and $433,000, respectively, in connection with these awards.

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

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

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

NOTE 10 – FINANCING AGREEMENT

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

Under the terms of the Credit Facility, Wells Fargo provides the Company with a revolving Credit Facility and issues letters of credit in favor of suppliers or factors.  The Credit Facility is secured by a lien on substantially all of the Company’s assets. Availability under the Credit Facility is determined by a formula that takes into account a certain percentage of the amount of the Company’s inventory and a certain percentage of the Company’s accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company’s request, subject to certain conditions.  As of December 31, 2010, total availability under the Credit Facility was approximately $6,353,000, of which $2,825,000 was committed for letters of credit in favor of suppliers, leaving approximately $3,528,000 available for further borrowings. The terms of the Credit Facility contain a material adverse condition clause.  In the event of a material adverse change in the Company’s financial condition, the Company would not be able to obtain additional borrowings under the Credit Facility and existing borrowings would become due and payable.

For the years ended December 31, 2010, 2009 and 2008, the Company incurred approximately $219,000, $239,000 and $264,000 of interest expense and fees, respectively, under the Credit Facility.

NOTE 11 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Amounts in thousands, except per share data:

	Quarter Ended(1)

2010	March 31,	June 30,	September 30,	December 31,

Net sales	$20,240	$20,545	$19,202	$28,576
Gross profit	$8,337	$7,978	$6,924	$9,964
Net (loss) income	$(1,501)	$(724)	$(2,077)	$269
Net (loss) income per common share – basic and diluted	$(0.07)	$(0.03)	$(0.08)	$0.01
Weighted average common shares outstanding – basic(2)	20,896,437	24,597,254	24,598,151	24,598,811
Weighted average common shares outstanding – diluted(2)	20,896,437	24,597,254	24,598,151	24,724,658

Bluefly, Inc.
Notes to Financial Statements
December 31, 2010

	Quarter Ended(1)

2009	March 31,	June 30,	September 30,	December 31,

Net sales	$19,902	$19,858	$17,108	$24,354
Gross profit	$6,775	$7,884	$6,839	$10,059
Net loss	$(3,120)	$(186)	$(915)	$(148)
Net loss per common share – basic and diluted	$(0.23)	$(0.01)	$(0.07)	$(0.01)
Weighted average common shares outstanding – basic(2)	13,832,679	13,843,985	13,844,637	14,517,313
Weighted average common shares outstanding – diluted(2)	13,832,679	13,843,985	13,844,637	14,517,313

	Quarter Ended(1)

2008	March 31,	June 30,	September 30,	December 31,

Net sales	$25,245	$23,334	$19,802	$27,393
Gross profit	$8,936	$9,098	$7,307	$10,145
Net loss	$(2,938)	$(2,036)	$(4,993)	$(1,373)
Preferred stock dividends(3)	$(11)	$(11)	$(12)	$(3)
Net loss available to common stockholders(4)	$(2,949)	$(2,047)	$(5,717)	$(1,376)
Net loss per common share – basic and diluted	$(0.22)	$(0.15)	$(0.43)	$(0.10)
Weighted average common shares outstanding – basic(2)	13,251,101	13,269,123	13,309,383	13,647,132
Weighted average common shares outstanding – diluted(2)	13,251,101	13,269,123	13,309,383	13,647,132

(1)	Quarterly amounts may not sum to the annual amounts due to rounding.
(2)
As a result of losses incurred by the Company, all potentially dilutive securities are anti-dilutive and accordingly, basic and diluted weighted average common shares outstanding are equal for the periods presented.

(3)	As of December 31, 2008, all Series F Preferred Stock have been converted into common stock.
(4)	Includes a beneficial conversion feature charge of approximately $712,000 in the third quarter.

NOTE 12 – SUBSEQUENT EVENT

On January 4, 2011, the Company and A + D Labs LLC (“A + D Labs” and, collectively with the Company, the “Members”) entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) in connection with the formation of Eyefly LLC (“Eyefly”), a newly formed Delaware limited liability company, which is initially owned 52% by the Company and 48% by A + D Labs.  Eyefly was formed for the purposes of developing and operating an e-commerce Web site and related online and mobile applications focused on selling fashionable prescription eyewear directly to consumers.

Pursuant to the Operating Agreement, the Members made an aggregate $700,000 of initial capital contribution ($364,000 from the Company and $336,000 from A + D Labs) and agreed to make an additional $600,000 of capital contributions ($312,000 from the Company and $288,000 from A + D Labs) as necessary.

For financial reporting purposes, Eyefly’s assets, liabilities and the results of operations will be consolidated with those of the Company and A + D Lab’s 48% membership interest in Eyefly will be included in the Company’s consolidated financial statements as a noncontrolling interest in 2011.

In connection with the formation of Eyefly, the Company agreed to amendments to its Credit Facility with Wells Fargo pursuant to which (i) Wells Fargo agreed to the Company’s investment in Eyefly and (ii) the Company granted Wells Fargo a security interest in the Company’s equity interest in Eyefly.

The Company’s credit facility expires in July 2011.  However, the Company has reached an agreement in principle regarding a renewal of the credit facility.  Notwithstanding this agreement, there is no assurance that the Company will be able to renew its credit facility on favorable terms, or at all.

Schedule II – Valuation and Qualifying Accounts
For the Three Years Ended December 31, 2010

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2009	Expenses	Accounts	Deductions	December 31, 2010

Allowance for sales returns	$(2,627,000)	$(55,570,000)	$--	$55,055,000	$(3,142,000)

Allowance for doubtful accounts	$(91,000)	$(324,000)	$--	$342,000	$(73,000)

Inventory reserves	$(1,286,000)	$(359,000)	$--	$552,000	$(1,093,000)

Deferred tax valuation allowance	$(47,388,000)	$(3,322,000)	$2,993,000	$--	$(47,717,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2008	Expenses	Accounts	Deductions	December 31, 2009

Allowance for sales returns	$(3,707,000)	$(48,934,000)	$--	$50,014,000	$(2,627,000)

Allowance for doubtful accounts	$(80,000)	$(350,000)	$--	$339,000	$(91,000)

Inventory reserves	$(1,689,000)	$534,000	$--	$(131,000)	$(1,286,000)

Deferred tax valuation allowance	$(42,093,000)	$(6,660,000)	$1,365,000	$--	$(47,388,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2007	Expenses	Accounts	Deductions	December 31, 2008

Allowance for sales returns	$(4,204,000)	$(59,665,000)	$--	$60,162,000	$(3,707,000)

Allowance for doubtful accounts	$(106,000)	$(553,000)	$--	$579,000	$(80,000)

Inventory reserves	$(3,686,000)	$(290,000)	$--	$2,287,000	$(1,689,000)

Deferred tax valuation allowance	$(39,443,000)	$(3,257,000)	$607,000	$--	$(42,093,000)

S-1