Form 10-Q
period 2011-03-31
BLUEFLY INC
filed 2011-05-10
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

As of May 6, 2011, there were 24,611,525 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.
TABLE OF CONTENTS
MARCH 31, 2011

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and 2010 (unaudited)	5

	Notes to Consolidated Financial Statements (unaudited)	6 – 9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10 – 13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II –	OTHER INFORMATION

Item 6.	Exhibits	15

Signatures		16

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$7,827,000	$10,429,000
Accounts receivable — net of allowance for doubtful accounts	2,711,000	1,709,000
Inventories, net	27,139,000	25,128,000
Prepaid inventory	2,159,000	893,000
Prepaid expenses	154,000	199,000
Other current assets	460,000	503,000
Total current assets	40,450,000	38,861,000

Property and equipment, net	3,118,000	3,150,000

Other assets	145,000	133,000

Total assets	$43,713,000	$42,144,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,243,000	$4,515,000
Allowance for sales returns	3,564,000	3,142,000
Accrued expenses and other current liabilities	1,470,000	1,118,000
Deferred revenue	3,392,000	3,545,000
Total current liabilities	14,669,000	12,320,000

Deferred rent	200,000	183,000

Total liabilities	14,869,000	12,503,000

Commitments and contingencies

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Common stock – $.01 par value; 50,000,000 shares authorized as of March 31, 2011 and December 31, 2010, respectively; 24,948,090 and 24,944,986 shares issued as of March 31, 2011 and December 31, 2010, respectively, 24,609,692 and 24,606,588 shares outstanding as of March 31, 2011 and December 31, 2010, respectively	246,000	246,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	182,937,000	182,720,000
Accumulated deficit	(152,779,000)	(151,501,000)
Total Bluefly, Inc. stockholders’ equity	28,580,000	29,641,000
Noncontrolling interest in subsidiary	264,000	—
Total stockholders’ equity	28,844,000	29,641,000
Total liabilities and stockholders’ equity	$43,713,000	$42,144,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$21,693,000	$20,240,000
Cost of sales	13,498,000	11,903,000
Gross profit	8,195,000	8,337,000

Selling and fulfillment expenses	4,337,000	4,049,000
Marketing expenses	3,000,000	3,652,000
General and administrative expenses	2,112,000	2,091,000
Total operating expenses	9,449,000	9,792,000

Operating loss	(1,254,000)	(1,455,000)

Other interest expense, net	(96,000)	(46,000)

Net loss	(1,350,000)	(1,501,000)

Less: net loss attributable to noncontrolling interest in subsidiary	(72,000)	—

Net loss attributable to Bluefly, Inc. stockholders	$(1,278,000)	$(1,501,000)

Basic and diluted net loss per common share
attributable to Bluefly, Inc. stockholders	$(0.05)	$(0.07)

Weighted average common shares outstanding
(basic and diluted)	24,605,199	20,896,437

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(1,350,000)	$(1,501,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	676,000	658,000
Stock-based compensation expense	211,000	83,000
Provisions for returns	423,000	603,000
Bad debt expense	109,000	97,000
Reserve for inventory obsolescence	(50,000)	88,000
Deferred rent	17,000	—
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(1,111,000)	(623,000)
Inventories	(1,961,000)	(2,393,000)
Prepaid inventory	(1,266,000)	(1,708,000)
Prepaid expenses	45,000	(572,000)
Other assets	28,000	(6,000)
Increase (decrease) in:
Accounts payable	1,728,000	787,000
Accrued expenses and other current liabilities	351,000	(300,000)
Deferred revenue	(153,000)	(614,000)

Net cash used in operating activities	(2,303,000)	(5,401,000)

Cash flows from investing activities:
Purchases of property and equipment	(641,000)	(405,000)

Net cash used in investing activities	(641,000)	(405,000)

Cash flows from financing activities:
Net proceeds from common stock issuance	—	10,020,000
Proceeds from exercise of stock options	6,000	—
Purchase of treasury stock	—	(11,000)
Proceeds from capital contribution for the purchase of
noncontrolling interest in subsidiary by third-party	336,000	—

Net cash provided by financing activities	342,000	10,009,000

Net (decrease) increase in cash and cash equivalents	(2,602,000)	4,203,000
Cash and cash equivalents – beginning of period	10,429,000	10,049,000
Cash and cash equivalents – end of period	$7,827,000	$14,252,000

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$74,000	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2011

NOTE 1 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of Bluefly, Inc. (the “Company”) and its majority-owned subsidiary. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2010.

The Company has sustained cumulative net losses and negative cash flows from operations since inception.  As of March 31, 2011, the Company had an accumulated deficit of $152,779,000.  The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations.  The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

The Company’s credit facility expires in July 2011.  However, the Company has reached an agreement in principle regarding a renewal of the credit facility.  Notwithstanding this agreement in principle, there is no assurance that the Company will be able to renew its credit facility on favorable terms, or at all.

Summary of significant accounting policies

Principles of consolidation

In January 2011, the Company adopted authoritative guidance relating to noncontrolling interests in consolidated financial statements.  The consolidated financial statements include the financial position, results of operations and cash flows of the Company and its majority-owned subsidiary, Eyefly LLC, in which the Company has a controlling financial interest.  All material intercompany transactions between the Company and Eyefly LLC have been eliminated in consolidation.  For a consolidated subsidiary that is less than wholly-owned, the third-party holdings of equity interests is presented as noncontrolling interests in subsidiary in the consolidated financial statements.  The portion of net income (loss) attributable to the noncontrolling interests for such subsidiary is presented as net income (loss) attributable to noncontrolling interests in subsidiary in the Consolidated Statements of Operations, and the portion of the stockholders’ equity of such subsidiary will be presented as noncontrolling interest in subsidiary in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity.

Concentration

For the three months ended March 31, 2011 and 2010, the Company acquired approximately 42% and 34%, respectively, of its inventory from one supplier.

Recently issued, but not yet effective, accounting pronouncements

The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company’s consolidated financial position or results of operations.

NOTE 2 – THE COMPANY

The Company is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discounts of up to 75% off of retail value.  The Company’s e-commerce Web site, bluefly.com (“Bluefly.com” or “Web Site”), was launched in September 1998.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2011

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

Pursuant to the Operating Agreement, the Members made an aggregate $700,000 of initial capital contribution in cash ($364,000 from the Company and $336,000 from A + D Labs) and agreed to make an additional $600,000 of capital contributions ($312,000 from the Company and $288,000 from A + D Labs) as necessary.  Additionally, the Operating Agreement provides the Company with an option (the “Call Option”) to purchase A + D Labs’ equity in Eyefly on or after the four year anniversary of formation at a valuation based on a specified multiple of adjusted EBITDA.  In the event the Company exercises the Call Option, A + D Labs has the option to receive the purchase price for equity in cash or in shares of the Company’s Common Stock, provided that the total number of shares issued to A + D Labs pursuant to such option cannot exceed 4,918,856 shares (which is less than 20% of the outstanding shares of the Company’s Common Stock as of the date of the Operating Agreement).

As of March 31, 2011, the aggregate total assets of Eyefly represent approximately 2.0% of the total consolidated assets of the Company.

NOTE 3 – FAIR VALUE

The Company’s financial instruments consist of cash and cash equivalents, other assets, accounts payable and accrued expenses.  The carrying amounts of these financial instruments approximate fair value due to their short maturities.

NOTE 4 – STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity attributable to both Bluefly, Inc. and its noncontrolling interest at March 31, 2011:

	Total
	Bluefly, Inc.	Noncontrolling	Total
	Stockholders’	Interest In	Stockholders’
	Equity	Subsidiary	Equity

Balance at December 31, 2010	$29,641,000	$—	$29,641,000

Stock-based compensation expense	211,000	—	211,000

Exercise of stock options	6,000	—	6,000

Purchase of noncontrolling interest in subsidiary by third-party	—	336,000	336,000

Net loss	(1,278,000)	(72,000)	(1,350,000)

Balance at March 31, 2011	$28,580,000	$264,000	$28,844,000

NOTE 5 – SHARE-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total share-based compensation expense recorded in the Consolidated Statements of Operations was $211,000 and $83,000 for the three months ended March 31, 2011 and 2010, respectively.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2011

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

The following table summarizes the Company’s stock option activity:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Balance at December 31, 2010	2,091,108	$3.05
Options granted	—	$—
Options cancelled	(29,490)	$4.27
Options expired	(375)	$21.60
Options exercised	(3,104)	$2.25
Balance at March 31, 2011	2,058,139	$3.03

Vested at December 31, 2010	520,908	$5.00

Vested at March 31, 2011	643,192	$4.42

During the first quarter of 2011, 29,490 options were cancelled through normal employee attrition, of which 5,500 options were vested and 23,990 options were non-vested. During the first quarter of 2011, 131,263 options vested.  The total fair value of the options that vested during the first quarter of 2011 was approximately $222,000.  There were no options granted during the first quarter of 2011. At March 31, 2011, the aggregate intrinsic value of the fully vested options was $272,000 and the weighted average remaining contractual life of the options was over 7 years. The Company did not capitalize any compensation cost, or modify any of its stock option grants during the first quarter of 2011. Proceeds received from the exercise of stock options were approximately $6,000 during the quarter ended March 31, 2011.  The aggregate intrinsic value of stock options exercised was $3,000 for the first quarter of 2011 and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

As of March 31, 2011, the total compensation cost related to non-vested stock option awards not yet recognized was $2,175,000. Total compensation cost is expected to be recognized over three years on a weighted average basis.

For the three months ended March 31, 2011 and 2010, the Company recognized expense of approximately $208,000 and $72,000, respectively, in connection with these awards.

Restricted Stock Awards and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock awards for employees at March 31, 2011:

Restricted
Stock Awards
Balance at December 31, 2010	7,312
Shares/Units granted	—
Shares/Units forfeited	—
Shares/Units restriction lapses	(7,312)
Balance at March 31, 2011	—

Weighted average grant date fair value per share	$—

Aggregate grant date fair value	$—

Weighted average vesting service period of shares granted	12 Months

Number of shares/units vested at March 31, 2011	—

Number of shares/units Non-vested at March 31, 2011	—

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
MARCH 31, 2011

For the three months ended March 31, 2011 and 2010, the Company recognized expense of approximately $3,000 and $11,000, respectively, in connection with these awards.

NOTE 6 – NET LOSS PER SHARE ATTRIBUTABLE TO BLUEFLY, INC. STOCKHOLDERS

Basic net loss per share attributable to Bluefly, Inc. stockholders excludes dilution and is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per share is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for options, warrants, restricted stock awards and deferred stock unit awards.  Due to the Company’s net loss attributable to Bluefly, Inc. stockholders, (i) options and warrants to purchase shares of Common Stock, (ii) restricted stock awards that have not yet vested and (iii) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per share attributable to Bluefly, Inc. stockholders, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

	Three Months Ended
	March 31,
	2011	2010

Net loss attributable to Bluefly, Inc. stockholders	$(1,278,000)	$(1,501,000)

Weighted average common shares outstanding (basic)	24,605,199	20,896,437

Options and warrants(1)(2)	—	—

Restricted stock and deferred stock awards(1)	—	—

Weighted average common shares outstanding (diluted)	24,605,199	20,896,437

(1)	For the three months ended March 31, 2011 and 2010, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

	Options and warrants	435,637	168,336

	Restricted stock and deferred stock awards	—	19,836

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

Our net sales increased by approximately 7% to $21,693,000 for the three months ended March 31, 2011, from $20,240,000 for the three months ended March 31, 2010.  Our gross profit margin percentage decreased to 37.8% for the three months ended March 31, 2011, from 41.2% for the three months ended March 31, 2010. Our gross profit decreased by approximately 2% to $8,195,000 for the three months ended March 31, 2011, from $8,337,000 for the three months ended March 31, 2010. The decrease in both our gross profit and gross profit margin percentage was primarily attributable to a decrease in product margins related to the continued growth in our sales of luxury designer merchandise, which historically have lower gross margins compared to contemporary merchandise, but create a higher average order size. We incurred an operating loss of $1,254,000 for the three months ended March 31, 2011 as compared to an operating loss of $1,455,000 for the three months ended March 31, 2010.  The improvement in operating loss was primarily a result of a decrease in marketing expenses, which was partially offset by an increase in variable operating fulfillment expenses and a slight increase in general and administrative expenses.

As a percentage of net sales, selling and fulfillment expenses for the three months ended March 31, 2011 remained unchanged at 20.0%. General and administrative expenses decreased to 9.8% for the three months ended March 31, 2011 compared to 10.4% for the three months ended March 31, 2010.

Total marketing expenses (including staff related costs) as a percentage of net sales decreased to 13.8% for the three months ended March 31, 2011, compared to 18.0% for the three months ended March 31, 2010. Total marketing expenses (excluding staff related costs) decreased to $2,618,000 for the three months ended March 31, 2011 from $3,276,000 for the three months ended March 31, 2010.  Marketing expenses (excluding staff related costs) decreased primarily as a result of reduction in offline marketing expenditures related to television advertising as compared to the first quarter of 2010.

Our reserve for returns and credit card chargebacks decreased to 38.0% of gross sales for the first quarter of 2011 compared to 39.1% for the first quarter of 2010.  The decrease was primarily caused by a reduction in our return rate and there can be no assurance whether this trend will continue.

At March 31, 2011, we had an accumulated deficit of $152,779,000. The cumulative net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our preferred stock and the payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended March 31, 2011 Compared To The Three Months Ended March 31, 2010.

The following table sets forth our Consolidated Statements of Operations data for the three months ended March 31st. All data is in thousands except as indicated below:

	2011		2010
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$21,693	100.0%	$20,240	100.0%
Cost of sales	13,498	62.2	11,903	58.8
Gross profit	8,195	37.8	8,337	41.2

Selling and fulfillment expenses	4,337	20.0	4,049	20.0
Marketing expenses	3,000	13.8	3,652	18.0
General and administrative expenses	2,112	9.8	2,091	10.4
Total operating expenses	9,449	43.6	9,792	48.4

Operating loss	(1,254)	(5.8)	(1,455)	(7.2)

Interest expense, net	(96)	(0.4)	(46)	(0.2)

Net loss	$(1,350)	(6.2)%	$(1,501)	(7.4)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

	2011	2010

Average order size (including shipping & handling)	$296.60	$279.94
New customers added during the period*	44,498	42,532

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

Net sales: Gross sales for the three months ended March 31, 2011 increased by over 5% to $34,980,000, from $33,235,000 for the three months ended March 31, 2010. For the three months ended March 31, 2011, we recorded a provision for returns and credit card chargebacks and other discounts of $13,287,000, or approximately 38.0% of gross sales. For the three months ended March 31, 2010, the provision for returns and credit card chargebacks and other discounts was $12,995,000, or approximately 39.1% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate and there can be no assurance whether this trend will continue.

After the necessary provisions for returns, credit card chargebacks and adjustments for sales taxes, our net sales for the three months ended March 31, 2011 were $21,693,000. This represents an increase of approximately 7% compared to the three months ended March 31, 2010, in which net sales totaled $20,240,000. The increase in net sales resulted primarily from a 6% increase in average order size to $296.60 in the first quarter of 2011, as compared $279.94 in the first quarter of 2010, and the reduction in return rates discussed above. For the three months ended March 31, 2011, revenue from shipping and handling (which is included in net sales) also increased approximately 6% to $1,118,000, from $1,058,000 for the three months ended March 31, 2010.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2011 was $13,498,000, resulting in a gross profit margin percentage of approximately 37.8%. Cost of sales for the three months ended March 31, 2010 was $11,903,000, resulting in a gross profit margin percentage of 41.2%. Gross profit decreased by approximately 2% to $8,195,000 for the three months ended March 31, 2011 compared to $8,337,000 for the three months ended March 31, 2010. The decrease in both gross profit and gross profit margin percentage is attributable to a decrease in product margins related to the continued growth in our sales of luxury designer merchandise, which historically have lower gross margins compared to contemporary merchandise, but create a higher average order size.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by approximately 7% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. Selling and fulfillment expenses were comprised of the following:

	Three Months Ended March,				Percentage
(All data in thousands)	2011		2010		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$1,989	9.2%	$1,904	9.4%	4.5%
Technology	1,407	6.5	1,301	6.4	8.1
E-Commerce	941	4.3	844	4.2	11.5
Total selling and fulfillment expenses	$4,337	20.0%	$4,049	20.0%	7.1%

As a percentage of net sales, our selling and fulfillment expenses remained unchanged for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased by 4.5% for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily as a result of an increase in variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns) and an increase in credit card fees associated with an increase in average order size and net sales.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting. For the three months ended March 31, 2011, technology expenses increased by 8.1% compared to the three months ended March 31, 2010. This increase was attributable to an increase in depreciation expense of $125,000, which was partially offset by a decrease in software support expenses of approximately $41,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the three months ended March 31, 2011, e-commerce expenses increased by approximately 11.5% as compared to the three months ended March 31, 2010 primarily as a result of an increase in consulting expenses related to the development of new Web Site features and functionalities of $52,000.

Marketing expenses:  Marketing expenses (including staff related costs) decreased by 18% to $3,000,000 for the three months ended March 31, 2011, from $3,652,000 for the three months ended March 31, 2010.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, and fees paid to marketing affiliates and comparison engines, (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as (c) staff related costs. As a percentage of net sales, our marketing expenses decreased to 13.8% for the three months ended March 31, 2011 from 18.0% for the three months ended March 31, 2010.

For the three months ended March 31, 2011, total marketing expenses (excluding staff related costs) decreased by 20% to $2,618,000 from $3,276,000 for the three months ended March 31, 2010.  The decrease in total marketing expenses (excluding staff related costs) was attributable to a reduction in offline marketing expenditures related to television advertising as compared to the first quarter of 2010.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended March 31, 2011 increased slightly to $2,112,000, as compared to $2,091,000 for the three months ended March 31, 2010.  The increase in general and administrative expenses was primarily the result of an increase in professional fees of $184,000 and stock-based compensation expenses related to equity awards of $93,000, which were all partially offset by decreases in amortization expenses related to leasehold improvements and internally-developed software related to product application systems of $109,000 and a decrease in Delaware franchise taxes of $48,000.

As a percentage of net sales, general and administrative expenses for the three months ended March 31, 2011 decreased to 9.8%, from 10.4% for the three months ended March 31, 2010.

Loss from operations:  For the three months ended March 31, 2011, we incurred an operating loss of $1,254,000, compared to an operating loss of $1,455,000 for the three months ended March 31, 2010.

Interest income: Interest income for the three months ended March 31, 2011 decreased to $7,000, from $11,000 for the three months ended March 31, 2010. These amounts related primarily to interest income earned on our cash balances.

Interest expense: Interest expense for the three months ended March 31, 2011 was approximately $103,000, compared to $57,000 for the three months ended March 31, 2010. Interest expense consists primarily of fees paid in connection with our credit facility.

Liquidity And Capital Resources

General

At March 31, 2011, we had approximately $7.8 million in cash and cash equivalents compared to $10.4 million and $14.3 million at December 31, 2010 and March 31, 2010, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at March 31, 2011 and 2010 was $25.8 million and $28.2 million, respectively.  Working capital at December 31, 2010 was $26.5 million.  As of March 31, 2011, we had an accumulated deficit of approximately $152.8 million.  We have incurred negative cash flows and cumulative net losses since inception.

We believe that our existing cash balance, combined with working capital and the funds available from our credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months.  There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

We have also committed additional capital contributions of up to $312,000 that we have agreed to make to our majority-owned subsidiary, Eyefly LLC, upon request.

We believe that in order to grow our business, we will need to make additional marketing and advertising commitments in the future.  However, our marketing budget is subject to a number of factors, including our results of operations.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”).  Pursuant to the terms of the credit facility, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of March 31, 2011, total availability under the credit facility was approximately $6.6 million of which $3.0 million was committed for letters of credit in favor of suppliers, leaving approximately $3.6 million available for further borrowings. The terms of the credit facility contain a material adverse change clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would become due and payable.  The credit facility expires in July 2011.  However, we have reached an agreement in principle regarding a renewal of the credit facility.  Notwithstanding this agreement in principle, there is no assurance that we will be able to renew our credit facility on favorable terms, or at all.

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

Both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of media placements. As of March 31, 2011, we had approximately $2,159,000 of prepaid inventory and approximately $38,000 of prepaid marketing expenses on our Consolidated Balance Sheet compared to $893,000 and $48,000, respectively, as of December 31, 2010.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute “forward-looking statements,” usually containing the words “believe,” “project,” “expect” or similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.  These risks and uncertainties include, but are not limited to, the following: the Company’s history of losses and anticipated future losses; the Company’s ability to realize benefits from new initiatives such as its Eyefly subsidiary;  risks associated with the continuing difficulties in the unfavorable general economic environment; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks associated with our dependence on one supplier for a material portion of our inventory; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; our potential exposure to product liability claims in the event that products sold by us are defective; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web Site; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales and our ability to utilize our net operating losses.

Part II  - OTHER INFORMATION

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description

10.1	Operating Agreement of Eyefly LLC, dated as of January 4, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 10, 2011).

10.2	Management Services Agreement, dated as of January 4, 2011, by and between Eyefly LLC and Bluefly, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 10, 2011).

10.3
Management Services Agreement, dated as of January 4, 2011, by and between Eyefly LLC and Tworoger Associates, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 10, 2011).

10.4
Eighth Amendment to Loan and Security Agreement, dated as of January 4, 2011, by and between Bluefly, Inc. and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 10, 2011).

10.5
Pledge Agreement, dated as of January 4, 2011, by and between Bluefly, Inc. and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 10, 2011).

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

May 10, 2011