Form 10-Q
period 2011-06-30
BLUEFLY INC
filed 2011-08-12
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

As of August 9, 2011, there were 24,614,233 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.
TABLE OF CONTENTS
JUNE 30, 2011

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the three months ended June 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7 – 12

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13 – 19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II –	OTHER INFORMATION

Item 6.	Exhibits	21

Signatures		22

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS
	(Unaudited)
	June 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$3,529,000	$10,429,000
Accounts receivable — net of allowance for doubtful accounts	1,860,000	1,709,000
Inventories, net	30,604,000	25,128,000
Prepaid inventory	2,739,000	893,000
Prepaid expenses	232,000	199,000
Other current assets	380,000	503,000
Total current assets	39,344,000	38,861,000

Property and equipment, net	3,269,000	3,150,000

Other assets	148,000	133,000

Total assets	$42,761,000	$42,144,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,403,000	$4,515,000
Allowance for sales returns	2,935,000	3,142,000
Accrued expenses and other current liabilities	522,000	1,118,000
Deferred revenue	2,800,000	3,545,000
Total current liabilities	14,660,000	12,320,000

Deferred rent	217,000	183,000

Total liabilities	14,877,000	12,503,000

Commitments and contingencies

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Common stock – $.01 par value; 50,000,000 shares authorized as of June 30, 2011 and December 31, 2010, respectively; 24,952,631 and 24,944,986 shares issued as of June 30, 2011 and December 31, 2010, respectively, 24,614,233 and 24,606,588 shares outstanding as of June 30, 2011 and December 31, 2010, respectively	246,000	246,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	183,173,000	182,720,000
Accumulated deficit	(153,811,000)	(151,501,000)
Total Bluefly, Inc. stockholders’ equity	27,784,000	29,641,000
Non-controlling interest in subsidiary	100,000	--
Total stockholders’ equity	27,884,000	29,641,000
Total liabilities and stockholders’ equity	$42,761,000	$42,144,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	June 30,
	2011	2010

Net sales	$24,037,000	$20,545,000
Cost of sales	16,544,000	12,567,000
Gross profit	7,493,000	7,978,000

Selling and fulfillment expenses	4,609,000	3,926,000
Marketing expenses	2,098,000	2,855,000
General and administrative expenses	1,927,000	1,866,000
Total operating expenses	8,634,000	8,647,000

Operating loss	(1,141,000)	(669,000)

Other interest expense, net	(55,000)	(55,000)

Net loss	(1,196,000)	(724,000)

Less: net loss attributable to non-controlling interest in subsidiary	(164,000)	--

Net loss attributable to Bluefly, Inc. stockholders	$(1,032,000)	$(724,000)

Basic and diluted net loss per common share
attributable to Bluefly, Inc. stockholders	$(0.04)	$(0.03)

Weighted average common shares outstanding
(basic and diluted)	24,611,736	24,597,254

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Net sales	$45,730,000	$40,785,000
Cost of sales	30,042,000	24,470,000
Gross profit	15,688,000	16,315,000

Selling and fulfillment expenses	8,946,000	7,975,000
Marketing expenses	5,098,000	6,507,000
General and administrative expenses	4,039,000	3,957,000
Total operating expenses	18,083,000	18,439,000

Operating loss	(2,395,000)	(2,124,000)

Other interest expense, net	(151,000)	(101,000)

Net loss	(2,546,000)	(2,225,000)

Less: net loss attributable to non-controlling interest in subsidiary	(236,000)	--

Net loss attributable to Bluefly, Inc. stockholders	$(2,310,000)	$(2,225,000)

Basic and diluted net loss per common share
attributable to Bluefly, Inc. stockholders	$(0.09)	$(0.10)

Weighted average common shares outstanding
(basic and diluted)	24,608,486	22,757,060

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(2,546,000)	$(2,225,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,401,000	1,272,000
Stock-based compensation expense	435,000	284,000
Provisions for returns	(207,000)	(231,000)
Bad debt expense	195,000	156,000
Reserve for inventory obsolescence	133,000	128,000
Deferred rent	34,000	--
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(346,000)	644,000
Inventories	(5,609,000)	(5,877,000)
Prepaid inventory	(1,846,000)	(466,000)
Prepaid expenses	(33,000)	(27,000)
Other assets	104,000	(15,000)
Increase (decrease) in:
Accounts payable	3,889,000	597,000
Accrued expenses and other current liabilities	(596,000)	(1,104,000)
Deferred revenue	(745,000)	(725,000)

Net cash used in operating activities	(5,737,000)	(7,589,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,517,000)	(889,000)

Net cash used in investing activities	(1,517,000)	(889,000)

Cash flows from financing activities:
Net proceeds from common stock issuance	--	10,020,000
Proceeds from exercise of stock options	18,000	--
Purchase of treasury stock	--	(15,000)
Proceeds from capital contribution for the purchase of
non-controlling interest in subsidiary	336,000	--

Net cash provided by financing activities	354,000	10,005,000

Net (decrease) increase in cash and cash equivalents	(6,900,000)	1,527,000
Cash and cash equivalents – beginning of period	10,429,000	10,049,000
Cash and cash equivalents – end of period	$3,529,000	$11,576,000

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$144,000	$124,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011

NOTE 1 – THE COMPANY

Bluefly, Inc. (the “Company”) is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discounts of up to 75% off of retail value.  The Company’s e-commerce Web site, bluefly.com (“Bluefly.com” or “Web Site”), was launched in September 1998.

On January 4, 2011, the Company and A + D Labs LLC (“A + D Labs” and, collectively with the Company, the “Members”) entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) in connection with the formation of Eyefly LLC (“Eyefly”), a newly formed Delaware limited liability company, which is initially owned 52% by the Company and 48% by A + D Labs.  Eyefly was formed for the purposes of developing and operating an e-commerce Web site and related online and mobile applications focused on selling fashionable prescription eyewear directly to consumers.  Eyefly launched its e-commerce Web site, eyefly.com (“Eyefly.com”), in June 2011.

Pursuant to the Operating Agreement, the Members made an aggregate of $700,000 of initial capital contributions in cash ($364,000 from the Company and $336,000 from A + D Labs) and agreed to make an additional $600,000 of capital contributions ($312,000 from the Company and $288,000 from A + D Labs) as necessary.  Additionally, the Operating Agreement provides the Company with an option (the “Call Option”) to purchase A + D Labs’ equity in Eyefly on or after the four year anniversary of formation at a valuation based on a specified multiple of adjusted EBITDA.  In the event the Company exercises the Call Option, A + D Labs has the option to receive the purchase price for equity in cash or in shares of the Company’s Common Stock, provided that the total number of shares issued to A + D Labs pursuant to such option cannot exceed 4,918,856 shares (which is less than 20% of the outstanding shares of the Company’s Common Stock as of the date of the Operating Agreement).

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its majority-owned subsidiary. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2010.

The Company has sustained cumulative net losses and negative cash flows from operations since inception.  As of June 30, 2011, the Company had an accumulated deficit of $153,811,000.  The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations.  The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

Summary of significant accounting policies

Principles of consolidation

In January 2011, the Company adopted authoritative guidance relating to non-controlling interests in consolidated financial statements.  The consolidated financial statements include the financial position, results of operations and cash flows of the Company and its majority-owned subsidiary, Eyefly, in which the Company has a controlling financial interest.  All material intercompany transactions between the Company and Eyefly have been eliminated in consolidation.  For a consolidated subsidiary that is less than wholly-owned, the third-party holdings of equity interests is presented as non-controlling interests in subsidiary in the consolidated financial statements.  The portion of net income (loss) attributable to the non-controlling interests for such subsidiary is presented as net income (loss) attributable to non-controlling interests in subsidiary in the Consolidated

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011

Statements of Operations, and the portion of the stockholders’ equity of such subsidiary will be presented as non-controlling interest in subsidiary in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity.

As of June 30, 2011, the aggregated total assets of Eyefly represent approximately 1.3% of the total consolidated assets of the Company.  For the three and six months ended June 30, 2011, the total net sales of Eyefly each represent less than 1.0% of the total consolidated net sales of the Company.

Concentration

For the three months ended June 30, 2011 and 2010, the Company, excluding Eyefly, acquired approximately 40% and 53%, respectively, of its inventory from one supplier.

For the six months ended June 30, 2011 and 2010, the Company, excluding Eyefly, acquired approximately 41% and 44%, respectively, of its inventory from one supplier.

For the three and six months ended June 30, 2011, Eyefly acquired 100% of its inventory from A + D Labs pursuant to a management services agreement.

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

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company has employment agreements with certain of its executive officers and other employees, which expire on various dates through June 30, 2014.  On May 31, 2011, the Company entered into a new employment agreement with the Company’s Chief Operating Officer for a term continuing through June 30, 2014.

As of June 30, 2011, the Company's aggregate cash commitment for all future base salary under these employment contracts is as follows:

2011	$1,201,000
2012	2,234,000
2013	450,000
2014	162,000
$4,047,000

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011

NOTE 5 – STOCKHOLDERS’ EQUITY

The following table reflects the changes in stockholders’ equity attributable to both Bluefly, Inc. and the non-controlling interest in Eyefly at June 30, 2011:

	Total
	Bluefly, Inc.	Non-controlling	Total
	Stockholders’	Interest In	Stockholders’
	Equity	Subsidiary	Equity

Balance at December 31, 2010	$29,641,000	$--	$29,641,000

Stock-based compensation expense	435,000	--	435,000

Exercise of stock options	18,000	--	18,000

Non-controlling interest in subsidiary	--	336,000	336,000

Net loss	(2,310,000)	(236,000)	(2,546,000)

Balance at June 30, 2011	$27,784,000	$100,000	$27,884,000

NOTE 6 – SHARE-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total share-based compensation expense recorded in the Consolidated Statements of Operations was $224,000 and $201,000 for the three months ended June 30, 2011 and 2010, respectively, and $435,000 and $284,000 for the six months ended June 30, 2011 and 2010, respectively.

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

The following table summarizes the Company’s stock option activity:
		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Balance at December 31, 2010	2,091,108	$3.05
Options granted	509,280	$2.68
Options cancelled	(51,248)	$4.10
Options expired	(1,500)	$15.83
Options exercised	(7,645)	$2.32
Balance at June 30, 2011	2,539,995	$2.95

Vested at December 31, 2010	520,908	$5.00

Vested at June 30, 2011	747,944	$4.08

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011

During the second quarter of 2011, 21,758 options were cancelled through normal employee attrition, of which 7,383 options were vested and 14,375 options were non-vested. During the second quarter of 2011, 117,801 options vested.  The total fair value of the options that vested during the second quarter of 2011 was approximately $197,000.  There were 509,280 options granted during the second quarter of 2011. As of June 30, 2011, the weighted-average grant-date fair value of options granted during 2011 was $1.98 per share.  At June 30, 2011, the aggregate intrinsic value of the fully vested and outstanding options was $233,000 and $812,000, respectively.   The weighted average remaining contractual life of the fully vested and outstanding options was over 7 years and over 8 years, respectively. The Company did not capitalize any compensation cost, or modify any of its stock option grants during the second quarter of 2011. Proceeds received from the exercise of stock options were approximately $12,000 during the quarter ended June 30, 2011.  The aggregate intrinsic value of stock options exercised was $2,000 for the second quarter of 2011 and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

As of June 30, 2011, the total compensation cost related to non-vested stock option awards not yet recognized was $3,050,000. Total compensation cost is expected to be recognized over 3 years on a weighted average basis.

For the three months ended June 30, 2011 and 2010, the Company recognized expense of approximately $224,000 and $197,000, respectively, and $432,000 and $269,000 for the six months ended June 30, 2011 and 2010, respectively, in connection with these awards.

Restricted Stock Awards

The following table is a summary of activity related to restricted stock awards for employees at June 30, 2011:

Restricted
Stock Awards
Balance at December 31, 2010	7,312
Shares/Units granted	--
Shares/Units forfeited	--
Shares/Units restriction lapses	(7,312)
Balance at June 30, 2011	--

Weighted average grant date fair value per share	$--

Aggregate grant date fair value	$--

Weighted average vesting service period of shares granted	12 Months

Number of shares/units vested at June 30, 2011	--

Number of shares/units Non-vested at June 30, 2011	--

The Company did not grant any restricted stock awards during the second quarter of 2011.  Accordingly, there has been no expense recorded during the three months ended June 30, 2011.  For the three months ended June 30, 2010, the Company recognized expense of approximately $4,000.  For the six months ended June 30, 2011 and 2010, the Company recognized expense of approximately $3,000 and $15,000, respectively, in connection with these awards.

NOTE 7 – NET LOSS PER SHARE ATTRIBUTABLE TO BLUEFLY, INC. STOCKHOLDERS

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

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011

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

	Three Months Ended
	June 30,
	2011	2010

Net loss attributable to Bluefly, Inc. stockholders	$(1,032,000)	$(724,000)

Weighted average common shares outstanding (basic)	24,611,736	24,597,254

Options and warrants(1)(2)	--	--

Restricted stock and deferred stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	24,611,736	24,597,254

(1) For the three months ended June 30, 2011 and 2010, the Company had weighted average shares of the following potentially dilutive securities that were excluded:	330,861	47,292
Options and warrants	--	9,187
Restricted stock and deferred stock awards
(2)   Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

	Six Months Ended
	June 30,
	2011	2010

Net loss attributable to Bluefly, Inc. stockholders	$(2,310,000)	$(2,225,000)

Weighted average common shares outstanding (basic)	24,608,486	22,757,060

Options and warrants(1)(2)	--	--

Restricted stock and deferred stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	24,608,486	22,757,060

(1) For the six months ended June 30, 2011 and 2010, the Company had weighted average shares of the following potentially dilutive securities that were excluded:
Options and warrants	419,294	47,292
Restricted stock and deferred stock awards	--	14,482
(2)    Under the treasury-stock method, the Company excluded all options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
JUNE 30, 2011

NOTE 8 – FINANCING AGREEMENT

On June 17, 2011, the Company amended and restated its revolving credit facility (“Restated Credit Facility”) with Wells Fargo Retail Finance, LLC (“Wells Fargo”).  Pursuant to the Restated Credit Facility with Wells Fargo, the terms were amended to (i) renew the term of the Restated Credit Facility for a 3 year term with a maturity date of June 17, 2014; (ii) decrease the standby and documentary letter of credit fees from 3.25% and 2.75%, respectively, to 2.75% and 2.25%, respectively; and (iii) change the rate at which interest accrues on the average daily amount under the Restated Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 2.50% from prime rate plus 0.75%, or, LIBOR plus 2.75% from LIBOR plus 3.25%.  In addition, in the event that the Company terminates the Restated Credit Facility prior to the second anniversary, the Company will be subject to an early termination fee equal to 1.0% of the commitment.

Under the terms of the Restated Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors.  The Restated Credit Facility is secured by a lien on substantially all of the Company’s assets. Availability under the Restated Credit Facility is determined by a formula that takes into account specified percentages of the Company’s inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company’s request, subject to certain conditions.  As of June 30, 2011, total availability under the Restated Credit Facility was approximately $7,500,000, of which $2,975,000 was committed for letters of credit in favor of suppliers, leaving approximately $4,525,000 available for further borrowings. The terms of the Restated Credit Facility contain a material adverse condition clause.  In the event of a material adverse change in the Company’s financial condition, the Company would not be able to obtain additional borrowings under the Restated Credit Facility and existing borrowings would become due and payable.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discounts of up to 75% off of retail value.  We launched our Web site in September 1998.

Our net sales increased by approximately 17% to $24,037,000 for the three months ended June 30, 2011, from $20,545,000 for the three months ended June 30, 2010.  Included in net sales for the second quarter of 2011 was an opportunistic sale of inventory to a third-party in the amount of approximately $1,331,000, which also reduced the return rate by approximately 1.3%.  Our gross profit margin percentage decreased to 31.2% for the three months ended June 30, 2011, from 38.8% for the three months ended June 30, 2010. Our gross profit decreased by approximately 6.1% to $7,493,000 for the three months ended June 30, 2011, from $7,978,000 for the three months ended June 30, 2010. The decrease in both our gross profit and gross profit margin percentage during the second quarter of 2011 was attributable to lower product margins related to the sales of luxury designer merchandise, which historically have lower gross margins compared to contemporary merchandise and an increase in promotional incentives during the second quarter of 2011.  Furthermore, gross profit margin percentage was also negatively impacted by currency fluctuations between the U.S. dollar and the Euro.  We incurred an operating loss of $1,141,000 for the three months ended June 30, 2011 as compared to an operating loss of $669,000 for the three months ended June 30, 2010.  The increase in operating loss was primarily related to the decrease in gross profit.  Excluding the operating loss of $341,000 related to Eyefly, which has launched its web site, www.eyefly.com in June 2011, total operating loss increased by over 19% compared to the second quarter of 2010.

For the three months ended June 30, 2011, total operating expenses decreased to $8,634,000, from $8,647,000 for the three months ended June 30, 2010.  Excluding $358,000 of operating costs related to the Eyefly Web site, total operating expenses decreased by over 4% compared to the second quarter of 2010.  As a percentage of net sales, total operating expenses decreased to 35.9% for the three months ended June 30, 2011, compared to 42.1% for the three months ended June 30, 2010.  Total selling and fulfillment expenses increased slightly to 19.2% for the three months ended June 30, 2011, compared to 19.1% for the three months ended June 30, 2010. Total general and administrative expenses decreased to 8.0% for the three months ended June 30, 2011, compared to 9.1% for the three months ended June 30, 2010.

Total marketing expenses (including staff related costs) as a percentage of net sales decreased to 8.7% for the three months ended June 30, 2011, compared to 13.9% for the three months ended June 30, 2010. Total marketing expenses (excluding staff related costs) decreased to $1,757,000 for the three months ended June 30, 2011, from $2,601,000 for the three months ended June 30, 2010.  Total marketing expenses (excluding staff related costs) decreased primarily as a result of reduction in offline marketing expenditures related to television advertising and a reduction in online social media programs as compared to the second quarter of 2010.

Our reserve for returns and credit card chargebacks decreased to 37.5% of gross sales for the second quarter of 2011 compared to 40.1% for the second quarter of 2010.  The decrease was primarily caused by a reduction in our overall return rate, which in part was also attributable to a bulk sale of inventory to a third-party that positively impacted the return rate by reducing the return rate by 1.3%.  There can be no assurance that this trend in the reduction of overall return rate will continue.

At June 30, 2011, we had an accumulated deficit of $153,811,000. The cumulative net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with developing and marketing our Web site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our preferred stock and the payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended June 30, 2011 Compared To The Three Months Ended June 30, 2010.

The following table sets forth our Consolidated Statements of Operations data for the three months ended June 30th. All data is in thousands except as indicated below:

	2011		2010
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$24,037	100.0%	$20,545	100.0%
Cost of sales	16,544	68.8	12,567	61.2
Gross profit	7,493	31.2	7,978	38.8

Selling and fulfillment expenses	4,609	19.2	3,926	19.1
Marketing expenses	2,098	8.7	2,855	13.9
General and administrative expenses	1,927	8.0	1,866	9.1
Total operating expenses	8,634	35.9	8,647	42.1

Operating loss	(1,141)	(4.7)	(669)	(3.3)

Other interest expense, net	(55)	(0.2)	(55)	(0.2)

Net loss	$(1,196)	(4.9)%	$(724)	(3.5)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly and a sale of inventory to a third party as discussed further below, sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

	2011	2010

Average order size (including shipping & handling)	$315.45	$310.39
New customers added during the period*	40,983	36,794

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

Net sales: Gross sales for the three months ended June 30, 2011 increased by over 12% to $38,435,000, from $34,294,000 for the three months ended June 30, 2010.  For the three months ended June 30, 2011, we recorded a provision for returns and credit card chargebacks and other discounts of $14,398,000, or approximately 37.5% of gross sales. For the three months ended June 30, 2010, the provision for returns and credit card chargebacks and other discounts was $13,749,000, or approximately 40.1% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate, which was partially attributable to an opportunistic sale of inventory during the quarter.  There can be no assurance that this trend will continue.

After the necessary provisions for returns and credit card chargebacks, our net sales for the three months ended June 30, 2011 were $24,037,000. This represents an increase of approximately 17% compared to the three months ended June 30, 2010, in which net sales totaled $20,545,000. The increase in net sales resulted primarily from an 11% increase in new customers acquired during the quarter as well as an increase in average order size to $315.45 in the second quarter of 2011, as compared $310.39 in the second quarter of 2010, and the reduction in return rates discussed above.   Included in net sales for the quarter was an opportunistic sale of inventory to a third-party in the amount of approximately $1,331,000, which also positively impacted the return rate by reducing the return rate by approximately 1.3%.  For the three months ended June 30, 2011, revenue from shipping and handling (which is included in net sales) also increased approximately 7.0% to $1,157,000, from $1,080,000 for the three months ended June 30, 2010.  Shipping and handling revenue increased primarily as a result of an increase in customer orders compared to the second quarter of 2010.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended June 30, 2011 was $16,544,000, resulting in a gross profit margin percentage of approximately 31.2%. Cost of sales for the three months ended June 30, 2010 was $12,567,000, resulting in a gross profit margin percentage of 38.8%. Gross profit decreased by approximately 6.1% to $7,493,000 for the three months ended June 30, 2011, compared to $7,978,000 for the three months ended June 30, 2010. The decrease in both our gross profit and gross profit margin percentage was attributable to lower product margins related to our sales of luxury designer merchandise, which historically have lower gross margins compared to contemporary merchandise, an increase in promotional incentives during the second quarter of 2011.  Furthermore, gross profit margin percentage was also negatively impacted by currency fluctuations between the U.S. dollar and the Euro.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by approximately 17.4% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. Selling and fulfillment expenses, which include a total of $205,000 of costs related to Eyefly for the three months ended June 30, 2011, were comprised of the following:

	Three Months Ended June 30,				Percentage
(All data in thousands)	2011		2010		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$2,063	8.6%	$1,808	8.8%	14.1%
Technology	1,535	6.4	1,341	6.5	14.5
E-Commerce	1,011	4.2	777	3.8	30.1
Total selling and fulfillment expenses	$4,609	19.2%	$3,926	19.1%	17.4%

As a percentage of net sales, total selling and fulfillment expenses increased slightly to 19.2% for the three months ended June 30, 2011 as compared to 19.1% for the three months ended June 30, 2010.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased by 14.1% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010, primarily as a result of increases in variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), credit card fees associated with an increase in average order size and net sales, salary and salary related expenses related to Eyefly personnel and fees associated with our customer service call center.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web site hosting expenses. For the three months ended June 30, 2011, technology expenses increased by 14.5% compared to the three months ended June 30, 2010. This increase was attributable to an increase in depreciation expense of $165,000 and an increase in Web site hosting expenses of $39,000.  These increases were partially offset by a decrease in software support expenses of approximately $63,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web site design. For the three months ended June 30, 2011, e-commerce expenses increased by approximately 30.1% as compared to the three months ended June 30, 2010 primarily as a result of an increase in salary and salary related expenses of $95,000, expenses associated with photo shoots related to the Eyefly Web site of $71,000 and short-term staffing expenses of $57,000.

Marketing expenses:  Marketing expenses (including staff related costs) decreased by 26.5% to $2,098,000 for the three months ended June 30, 2011, from $2,855,000 for the three months ended June 30, 2010.  Total marketing expenses for the three months ended June 30, 2011 include $112,000 of marketing expenses related to Eyefly.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, and fees paid to marketing affiliates and comparison engines, (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as (c) staff related costs. As a percentage of net sales, our marketing expenses decreased to 8.7% for the three months ended June 30, 2011 from 13.9% for the three months ended June 30, 2010.

For the three months ended June 30, 2011, total marketing expenses (excluding staff related costs) decreased by 32.4% to $1,757,000 from $2,601,000 for the three months ended June 30, 2010.  The decrease in total marketing expenses (excluding staff related costs) was primarily attributable to a reduction in offline marketing expenditures related to television advertising and a reduction in online social media programs as compared to the second quarter of 2010.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended June 30, 2011 decreased slightly to $1,927,000, as compared to $1,866,000 for the three months ended June 30, 2010.  The decrease in general and administrative expenses was primarily the result of a decrease in Delaware franchise taxes of $55,000, a decrease in amortization expenses related to leasehold improvements of $52,000 and a decrease in expenses related to insurance premiums of $24,000.  These decreases were partially offset by increases in salary and salary related expenses of $162,000 and professional fees of $51,000.

As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2011 decreased to 8.0%, from 9.1% for the three months ended June 30, 2010.

Loss from operations:  For the three months ended June 30, 2011, we incurred an operating loss of $1,141,000 compared to an operating loss of $669,000 for the three months ended June 30, 2010.

Other interest expense, net: Interest income for the three months ended June 30, 2011 decreased to $4,000 from $13,000 for the three months ended June 30, 2010. These amounts related primarily to interest income earned on our cash balances.

Interest expense for the three months ended June 30, 2011 decreased to $59,000 compared to $68,000 for the three months ended June 30, 2010. Interest expense consists primarily of fees paid in connection with our credit facility.

For The Six Months Ended June 30, 2011 Compared To The Six Months Ended June 30, 2010.

The following table sets forth our Consolidated Statements of Operations data for the six months ended June 30th. All data is in thousands except as indicated below:
	2011		2010
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$45,730	100.0%	$40,785	100.0%
Cost of sales	30,042	65.7	24,470	60.0
Gross profit	15,688	34.3	16,315	40.0

Selling and fulfillment expenses	8,946	19.6	7,975	19.6
Marketing expenses	5,098	11.1	6,507	16.0
General and administrative expenses	4,039	8.8	3,957	9.7
Total operating expenses	18,083	39.5	18,439	45.2

Operating loss	(2,395)	(5.2)	(2,124)	(5.2)

Other interest expense, net	(151)	(0.3)	(101)	(0.2)

Net loss	$(2,546)	(5.5)%	$(2,225)	(5.4)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly and a sale of inventory to a third party as discussed further below, sets forth our actual results based on these other metrics for the six months ended June 30th, as indicated below:

	2011	2010

Average order size (including shipping & handling)	$305.97	$294.70
New customers added during the period*	85,481	79,326

*Based on unique email addresses

Net sales: Gross sales for the six months ended June 30, 2011 increased by over 8% to $73,415,000 from $67,529,000 for the six months ended June 30, 2010. For the six months ended June 30, 2011, we recorded a provision for returns and credit card chargebacks and other discounts of $27,685,000 or approximately 37.7% of gross sales. For the six months ended June 30, 2010, the provision for returns and credit card chargebacks and other discounts was $26,744,000, or approximately 39.6% of gross sales.

The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate.  There can be no assurance that this trend will continue.

After the necessary provisions for returns and credit card chargebacks, our net sales for the six months ended June 30, 2011 was $45,730,000. This represents an increase of approximately 12.1% compared to the six months ended June 30, 2010, in which net sales totaled $40,785,000. The increase in net sales resulted primarily from a 7.8% increase in new customers and a 3.8% increase in average order size to $305.97 for the six months ended June 30, 2011, as compared to $294.70 for the six months ended June 30, 2010. For the six months ended June 30, 2011, revenue from shipping and handling (which is included in net sales) increased approximately 6.4% to $2,275,000 from $2,138,000 for the six months ended June 30, 2010. Shipping and handling revenue increased primarily as a result of an increase in the number of customer orders as compared to 2010.

Cost of sales: Cost of sales for the six months ended June 30, 2011 totaled $30,042,000 resulting in a gross margin percentage of approximately 34.3%. Cost of sales for the six months ended June 30, 2010 totaled $24,470,000, resulting in a gross margin percentage of 40.0%. Gross profit decreased by approximately 3.8%, to $15,688,000 for the six months ended June 30, 2011 compared to $16,315,000 for the six months ended June 30, 2010. The decrease in both our gross profit and gross profit margin percentage was attributable to lower product margins related to our sales of luxury designer merchandise, an increase in promotional incentives during the second quarter of 2011.  Furthermore, gross profit margin percentage was also negatively impacted by currency fluctuations between the U.S. dollar and the Euro.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by approximately 12.2% for the six months ended June 30, 2011 compared to the six months ended June 30, 2010. Selling and fulfillment expenses, which include a total of $273,000 of costs related to Eyefly for the six months ended June 30, 2011, were comprised of the following:

	Six Months Ended June 30,				Percentage
(All data in thousands)	2011		2010		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$4,052	8.9%	$3,712	9.1%	9.2
Technology	2,942	6.4	2,642	6.5	11.4
E-Commerce	1,952	4.3	1,621	4.0	20.4
Total selling and fulfillment expenses	$8,946	19.6%	$7,975	19.6%	12.2%

As a percentage of net sales, total selling and fulfillment expenses remained at 19.6% for the six months ended June 30, 2011 and 2010.

Operating expenses increased for the six months ended June 30, 2011 by approximately 9.2% compared to the six months ended June 30, 2010 as a result of increases in variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), credit card fees associated with an increase in average order size and net sales, salary and salary related expenses related to Eyefly personnel and fees associated with our customer service call center.

For the six months ended June 30, 2011, technology expenses increased by approximately 11.4% compared to the six months ended June 30, 2010. This increase was attributable to an increase in depreciation expenses, included in technology expenses, of approximately $291,000 and Web site hosting expenses of $39,000.  These increases were partially offset by a decrease in software support expenses of approximately $102,000.

For the six months ended June 30, 2011, e-commerce expenses increased by approximately 20.4% as compared to the six months ended June 30, 2010, primarily as a result of increases in expenses relating to salary and salary related expenses of $135,000, expenses associated with photo shoots related to the Eyefly Web site of $71,000, short-term staffing expenses of $61,000 and costs associated with the development of new Web Site features and functionalities of $51,000.

Marketing expenses:  Marketing expenses (including staff related costs) decreased by approximately 21.7% to $5,098,000 for the six months ended June 30, 2011, from $6,507,000 for the six months ended June 30, 2010.   Total marketing expenses for the six months ended June 30, 2011 include $126,000 of marketing expenses related to Eyefly.

As a percentage of net sales, total marketing expenses (including staff related costs) decreased to 11.1% for the six months ended June 30, 2011 from 16.0% for the six months ended June 30, 2010.

For the six months ended June 30, 2011, total marketing expenses (excluding staff related costs) decreased by 25.5% to $4,375,000 from $5,877,000 for the six months ended June 30, 2010.  The decrease in total marketing expenses (excluding staff related costs) was primarily attributable to a reduction in offline marketing expenditures related to television advertising and a reduction in online social media programs as compared to the six months ended June 30, 2010.

General and administrative expenses:  General and administrative expenses for the six months ended June 30, 2011 increased slightly to $4,039,000 as compared to $3,957,000 for the six months ended June 30, 2010.  The increase in general and administrative expenses was primarily the result of an increase in professional fees of $185,000 and amounts paid in connection with the settlement of a patent infringement claim, which were partially offset by a decrease in amortization expenses related to leasehold improvements of $161,000 and a decrease in Delaware franchise taxes of $104,000.

As a percentage of net sales, general and administrative expenses for the six months ended June 30, 2011 decreased to approximately 8.8% from 9.7% for the six months ended June 30, 2010.

Loss from operations:  Operating loss increased in the six months ended June 30, 2011 to $2,395,000 from $2,124,000 in the six months ended June 30, 2010.

Other interest expense, net: Interest income for the six months ended June 30, 2011 decreased to $11,000 from $24,000 for the six months ended June 30, 2010.

Interest expense for the six months ended June 30, 2011 increased to $162,000 compared to $125,000 for the six months ended June 30, 2010.

Liquidity And Capital Resources

General

At June 30, 2011, we had approximately $3.5 million in cash and cash equivalents compared to $10.4 million and $11.6 million at December 31, 2010 and June 30, 2010, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at June 30, 2011 and 2010, was $24.7 million and $27.8 million, respectively.  Working capital at December 31, 2010 was $26.5 million.  As of June 30, 2011, we had an accumulated deficit of approximately $153.8 million.  We have incurred negative cash flows and cumulative net losses since inception.

Changes in cash and cash equivalents at June 30, 2011, compared to December 31, 2010, are primarily related to normal increases in working capital requirements related to changes in operating assets and liabilities, which includes increases in inventory purchases of approximately $5.6 million, in advance of and, to support the fourth quarter.  This increase in inventory purchases was partially offset by an increase in accounts payable of approximately $3.9 million related to the timing of invoices and payments.

We believe that our existing cash balance, combined with working capital and the funds available from our credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months.  There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

We have also committed additional capital contributions of up to $312,000 that we have agreed to make to our majority-owned subsidiary, Eyefly, upon request.

We believe that in order to grow our business, we may need to make additional commitments in technology, inventory and advertising in the future.  However, our budget is subject to a number of factors, including our results of operations.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”), which was amended and restated on June 17, 2011 (“Restated Credit Facility”).  Pursuant to the terms of the Restated Credit Facility, the terms have been amended to (i) renew the term of the Restated Credit Facility for a 3 year term with a maturity date of June 17, 2014; (ii) decrease the standby and documentary letter of credit fees from 3.25% and 2.75%, respectively to 2.75% and 2.25%, respectively; and (iii) change the rate at which interest accrues on the average daily amount under the Restated Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 2.50% from prime rate plus 0.75%, or, LIBOR plus 2.75% from LIBOR plus 3.25%.

Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The Restated Credit Facility is secured by a lien on substantially all of our assets. Availability under the Restated Credit Facility is determined by a formula that takes into account specified percentages of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of June 30, 2011, total availability under the Restated Credit Facility was approximately $7.5 million of which $3.0 million was committed for letters of credit in favor of suppliers, leaving approximately $4.5 million available for further borrowings. The terms of the Restated Credit Facility contains a material adverse change clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the Restated Credit Facility and existing borrowings would become due and payable.

Both availability under our Restated Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our Restated Credit Facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of media placements. As of June 30, 2011, we had approximately $2,739,000 of prepaid inventory and approximately $158,000 of prepaid marketing expenses on our Consolidated Balance Sheet compared to $893,000 and $48,000, respectively, as of December 31, 2010.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute “forward-looking statements,” usually containing the words “believe,” “project,” “expect” or similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.  These risks and uncertainties include, but are not limited to, the following: the Company’s history of losses and anticipated future losses; the risk of availability of additional capital, if required, to satisfy the Company’s needs for cash flow and growth of the business; the Company’s ability to realize benefits from new initiatives such as its Eyefly subsidiary;  risks associated with the continuing difficulties in the unfavorable general economic environment; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks associated with our dependence on one supplier for a material portion of our inventory; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; our potential exposure to product liability claims in the event that products sold by us are defective; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web Site; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales and our ability to utilize our net operating losses.

Part II  - OTHER INFORMATION

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description

10.1	Amended and Restated Credit Agreement, dated as of June 17, 2011, by and between Bluefly, Inc. and Wells Fargo Bank, National Association.

10.2	Amended and Restated Security Agreement, dated as of June 17, 2011, by and between Bluefly, Inc. and Wells Fargo Bank, National Association.

10.3	Second Amended and Restated Employment Agreement, dated as of May 3, 2011, by and between the Company and Bradford Matson.

10.4	Second Amended and Restated Employment Agreement, dated as of May 3, 2011, by and between the Company and Marty Keane.

10.5	Second Third Amended and Restated Employment Agreement, dated as of May 3, 2011, by and between the Company and Kara Jenny.

10.6
Employment Agreement, dated May 3, 2011 and effective as of May 31, 2011, by and between Bluefly, Inc. and Joseph Park (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 1, 2011)

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

August 12, 2011