Form 10-Q/A
period 2011-06-30
BLUEFLY INC
filed 2011-08-26
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

_______________

FORM 10-Q / A

(Amendment No. 1)
_______________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒        No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒        No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐     No ☒

As of August 9, 2011, there were 24,614,233 shares of Common Stock, $.01 par value, of the registrant outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to the quarterly report on Form 10-Q of Bluefly, Inc. (the “Company”) for the quarterly period ended June 30, 2011, as originally filed with the Securities and Exchange Commission on August 12, 2011 (the “Original Form 10-Q”), is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Exhibit 101 consists of the following materials from the Company’s Original Form 10-Q formatted in XBRL (eXtensible Business Reporting Language):

101.INS	XBRL	Instance Document

101.SCH	XBRL	Taxonomy Extension Schema

101.CAL	XBRL	Taxonomy Extension Calculation Linkbase

101.DEF	XBRL	Taxonomy Extension Definition Linkbase

101.LAB	XBRL	Taxonomy Extension Label Linkbase

101.PRE	XBRL	Taxonomy Extension Presentation Linkbase

This Amendment No. 1 does not reflect events occurring after August 12, 2011 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in the Company’s Original Form 10-Q.

As required by Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1 to the Company’s Form 10-Q under Item 6 of Part II.

Pursuant to Rule 406T of Regulation S-T, the interactive files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

Part II  - OTHER INFORMATION

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
10.1*	Amended and Restated Credit Agreement, dated as of June 17, 2011, by and between Bluefly, Inc. and Wells Fargo Bank, National Association.
10.2*	Amended and Restated Security Agreement, dated as of June 17, 2011, by and between Bluefly, Inc. and Wells Fargo Bank, National Association.
10.3*	Second Amended and Restated Employment Agreement, dated as of May 3, 2011, by and between the Company and Bradford Matson.
10.4*	Second Amended and Restated Employment Agreement, dated as of May 3, 2011, by and between the Company and Marty Keane.
10.5*	Second Third Amended and Restated Employment Agreement, dated as of May 3, 2011, by and between the Company and Kara Jenny.
10.6
Employment Agreement, dated May 3, 2011 and effective as of May 31, 2011, by and between Bluefly, Inc. and Joseph Park (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on June 1, 2011)

31.1**	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2**	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase.
101.LAB**	XBRL Taxonomy Extension Label Linkbase.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

*	Filed previously
**	Filed with this Amendment No. 1 to the quarterly report on Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By:	/s/ Melissa Payner-Gregor
Melissa Payner-Gregor
Chief Executive Officer

By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

August 26, 2011