Form 10-Q
period 2011-09-30
BLUEFLY INC
filed 2011-11-10
CIK 1030896

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

As of November 8, 2011, there were 28,280,898 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.
TABLE OF CONTENTS
SEPTEMBER 30, 2011

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:	3

	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and December 31, 2010	3

	Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II –	OTHER INFORMATION

Item 6.	Exhibits	22

Signatures		23

Part I – FINANCIAL INFORMATION
Item 1. – Financial Statements
BLUEFLY, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$4,125,000	$10,429,000
Accounts receivable — net of allowance for doubtful accounts	1,712,000	1,709,000
Inventories, net	34,977,000	25,128,000
Prepaid inventory	3,543,000	893,000
Prepaid expenses	279,000	199,000
Other current assets	578,000	503,000
Total current assets	45,214,000	38,861,000

Property and equipment, net	4,122,000	3,150,000

Other assets	183,000	133,000

Total assets	$49,519,000	$42,144,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,349,000	$4,515,000
Allowance for sales returns	3,690,000	3,142,000
Accrued expenses and other current liabilities	893,000	1,118,000
Deferred revenue	3,215,000	3,545,000
Total current liabilities	17,147,000	12,320,000

Deferred rent liability	295,000	183,000

Total liabilities	17,442,000	12,503,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Common stock – $.01 par value; 50,000,000 shares authorized as of September 30, 2011 and December 31, 2010, respectively; 28,619,296 and 24,944,986 shares issued as of September 30, 2011 and December 31, 2010, respectively, 28,280,898 and 24,606,588 shares outstanding as of September 30, 2011 and December 31, 2010, respectively	283,000	246,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	189,925,000	182,720,000
Accumulated deficit	(156,305,000)	(151,501,000)
Total Bluefly, Inc. stockholders’ equity	32,079,000	29,641,000
Non-controlling interest in subsidiary	(2,000)	—
Total stockholders’ equity	32,077,000	29,641,000
Total liabilities and stockholders’ equity	$49,519,000	$42,144,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	September 30,
	2011	2010

Net sales	$21,194,000	$19,202,000
Cost of sales	15,016,000	12,278,000
Gross profit	6,178,000	6,924,000

Selling and fulfillment expenses	4,525,000	4,115,000
Marketing expenses	2,123,000	2,944,000
General and administrative expenses	2,061,000	1,895,000
Total operating expenses	8,709,000	8,954,000

Operating loss	(2,531,000)	(2,030,000)

Other interest expense, net	(65,000)	(47,000)

Net loss	(2,596,000)	(2,077,000)

Less: net loss attributable to non-controlling interest in subsidiary	(102,000)	—

Net loss attributable to Bluefly, Inc. stockholders	$(2,494,000)	$(2,077,000)

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders	$(0.10)	$(0.08)

Weighted average common shares outstanding
(basic and diluted)	25,530,899	24,598,151

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010

Net sales	$66,924,000	$59,987,000
Cost of sales	45,058,000	36,748,000
Gross profit	21,866,000	23,239,000

Selling and fulfillment expenses	13,471,000	12,090,000
Marketing expenses	7,221,000	9,451,000
General and administrative expenses	6,100,000	5,852,000
Total operating expenses	26,792,000	27,393,000

Operating loss	(4,926,000)	(4,154,000)

Other interest expense, net	(216,000)	(148,000)

Net loss	(5,142,000)	(4,302,000)

Less: net loss attributable to non-controlling interest in subsidiary	(338,000)	—

Net loss attributable to Bluefly, Inc. stockholders	$(4,804,000)	$(4,302,000)

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders	$(0.19)	$(0.18)

Weighted average common shares outstanding
(basic and diluted)	24,919,336	23,377,501

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,142,000)	$(4,302,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,879,000	1,864,000
Stock-based compensation expense	730,000	441,000
Provisions for returns	548,000	1,006,000
Bad debt expense	268,000	222,000
Reserve for inventory obsolescence	203,000	328,000
Deferred rent expense	112,000	—
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(271,000)	(288,000)
Inventories	(10,052,000)	(12,896,000)
Prepaid inventory	(2,650,000)	(1,228,000)
Prepaid expenses	(80,000)	(79,000)
Other assets	(134,000)	46,000
Increase (decrease) in:
Accounts payable	4,834,000	4,157,000
Accrued expenses and other current liabilities	(225,000)	(702,000)
Deferred revenue	(330,000)	(479,000)

Net cash used in operating activities	(10,310,000)	(11,910,000)

Cash flows from investing activities:
Purchases of property and equipment	(2,842,000)	(1,504,000)

Net cash used in investing activities	(2,842,000)	(1,504,000)

Cash flows from financing activities:
Net proceeds from common stock issuance	6,494,000	10,020,000
Proceeds from exercise of stock options	18,000	—
Purchase of treasury stock	—	(15,000)
Proceeds from capital contribution of non-controlling interest in subsidiary	336,000	—

Net cash provided by financing activities	6,848,000	10,005,000

Net decrease in cash and cash equivalents	(6,304,000)	(3,409,000)
Cash and cash equivalents – beginning of period	10,429,000	10,049,000
Cash and cash equivalents – end of period	$4,125,000	$6,640,000

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$179,000	$181,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011

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

The Company has sustained cumulative net losses and negative cash flows from operations since inception.  As of September 30, 2011, the Company had an accumulated deficit of $156,305,000.  The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations.  The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

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
SEPTEMBER 30, 2011

Statements of Operations, and the portion of the stockholders’ equity of such subsidiary will be presented as non-controlling interest in subsidiary in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity.

As of September 30, 2011, the aggregated total assets of Eyefly represent less than 1.0% of the total consolidated assets of the Company.  For the three and nine months ended September 30, 2011, the total net sales of Eyefly each represent less than 1.0% of the total consolidated net sales of the Company.

Concentration

For the three months ended September 30, 2011 and 2010, the Company, excluding Eyefly, acquired approximately 30% and 38%, respectively, of its inventory from one supplier.

For the nine months ended September 30, 2011 and 2010, the Company, excluding Eyefly, acquired approximately 37% and 42%, respectively, of its inventory from one supplier.

For the three and nine months ended September 30, 2011, Eyefly acquired 100% of its inventory from A + D Labs pursuant to a management services agreement.

Included in accounts receivable is $1,200,000 of trade receivable from a third-party in connection with a bulk sale of inventory in the second quarter of 2011.

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

As of September 30, 2011, the Company's aggregate cash commitment for all future base salary under these employment contracts is as follows:

2011	$538,000
2012	1,838,000
2013	325,000
2014	162,000
$2,863,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Securities Purchase Agreement

On September 7, 2011 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Rho Ventures VI, L.P. (“Rho”), Quantum Industrial Partners LDC (“QIP”) and Prentice Consumer Partners,

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011

LP (“Prentice” and together with Rho and QIP, the “Purchasers”) pursuant to which the Company sold to the Purchasers 3,666,665 newly issued shares (the “Shares”) of its common stock, at $0.01 par value per share (the “Common Stock”), for an aggregate purchase price of $6,600,000, or $1.80 per share.  The Company received proceeds from the sale of Shares of Common Stock of approximately $6,494,000, net of $106,000 of issuance costs.

Registration Rights and Warrants Issuance

The Company, QIP, SFM Domestic Investments, LLC (“SFM” and together with QIP, the “Soros Parties”), Prentice, Maverick Fund USA, Ltd. (“Maverick USA”), Maverick Fund, L.D.C. (“Maverick Fund”), Maverick Fund II, Ltd. (“Maverick Fund II” and together with Maverick USA and Maverick Fund, the “Maverick Parties”) and Rho (together with the Soros Parties, Prentice and the Maverick Parties, the “Existing Stockholders”) previously entered into a registration rights agreement, dated December 31, 2009 (the “Prior Agreement”).

In connection with the Purchase Agreement, the Company and the Existing Stockholders agreed to amend and restate the Prior Agreement (the “Amended and Restated Registration Rights Agreement”) to among other things, grant the Purchasers registration rights with respect to the Shares equivalent to those provided under the Prior Agreement.  Accordingly, the Company has agreed to file a shelf registration statement with respect to the Shares, and subject to the receipt of stockholder approval, issue warrants to the Purchasers under certain circumstances relating to the unavailability of a registration statement, and to register the shares underlying the warrants.

Pursuant to the Amended and Restated Registration Rights Agreement, the Company has agreed to file the shelf registration statement no later than November 15, 2011 (the “Filing Deadline”) and to cause such registration statement to be declared effective by the Securities and Exchange Commission within 180 days following Filing Deadline (the “Required Effectiveness Deadline”). The Amended and Restated Registration Rights Agreement provided that the Company would be obligated to issue warrants to the Purchasers in certain circumstances if the registration statement was not filed by the Filing Deadline or declared effective by the Required Effectiveness Deadline.

In accordance with the terms of the Amended and Restated Registration Rights Agreement, the Company would be required to grant the Purchasers warrants representing the right to purchase shares of its Common Stock in an aggregate amount equal to 1% of the fully diluted outstanding shares of Common Stock for each full 30-day period following the Filing Deadline or the Required Effectiveness Deadline (as applicable); provided however, that such warrant issuance shall not exceed, in the aggregate 10% of the fully diluted outstanding shares of Common Stock.  The warrants, if issued under the Amended and Restated Registration Rights Agreement, would have a 5-year term, an exercise price of $1.80 per share of Common Stock and would include customary provisions requiring adjustments of the number of shares of Common Stock issuable thereunder following a stock dividend, stock split or other similar adjustment to our capital structure.

Non-controlling interest in subsidiary

The following table reflects the changes in stockholders’ equity attributable to both Bluefly, Inc. and the non-controlling interest in Eyefly at September 30, 2011:

	Total
	Bluefly, Inc.	Non-controlling	Total
	Stockholders’	Interest In	Stockholders’
	Equity	Subsidiary	Equity

Balance at December 31, 2010	$29,641,000	$—	$29,641,000

Stock-based compensation expense	730,000	—	730,000

Net proceeds from sale of Common Stock (net of $106,000 in issuance costs)	6,494,000	—	6,494,000

Non-controlling interest in subsidiary	—	336,000	336,000

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011

Exercise of stock options	18,000	—	18,000

Net loss	(4,804,000)	(338,000)	(5,142,000)

Balance at September 30, 2011	$32,079,000	$(2,000)	$32,077,000

NOTE 6 – SHARE-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total share-based compensation expense recorded in the Consolidated Statements of Operations was $295,000 and $157,000 for the three months ended September 30, 2011 and 2010, respectively, and $730,000 and $441,000 for the nine months ended September 30, 2011 and 2010, respectively.

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

The following table summarizes the Company’s stock option activity:
		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Balance at December 31, 2010	2,091,108	$3.05
Options granted	768,634	$2.58
Options cancelled	(125,477)	$3.26
Options expired	(1,500)	$15.83
Options exercised	(7,645)	$2.32
Balance at September 30, 2011	2,725,120	$2.91

Vested at December 31, 2010	520,908	$5.00

Vested at September 30, 2011	854,217	$3.84

During the third quarter of 2011, 74,229 options were cancelled through normal employee attrition, of which 8,709 options were vested and 65,520 options were non-vested. During the third quarter of 2011, 114,982 options vested.  The total fair value of the options that vested during the third quarter of 2011 was approximately $192,000.  There were 266,854 options granted during the third quarter of 2011. As of September 30, 2011, the weighted-average grant-date fair value of options granted during 2011 was $1.69 per share.  At September 30, 2011, the aggregate intrinsic value of the fully vested and outstanding options was $7,000 and $36,000, respectively.  The weighted average remaining contractual life of the fully vested and outstanding options was over 7 and 8 years, respectively. The Company did not capitalize any compensation cost, or modify any of its stock option awards granted during the third quarter of 2011. During the third quarter of 2011, no options were exercised and no cash was used to settle equity instruments granted under the Company’s equity incentive plans.

As of September 30, 2011, the total compensation cost related to non-vested stock option awards not yet recognized was $3,086,000. Total compensation cost is expected to be recognized over 2 years on a weighted average basis.

For the three months ended September 30, 2011 and 2010, the Company recognized expense of approximately $295,000 and $153,000 respectively, and $726,000 and $422,000 for the nine months ended September 30, 2011 and 2010, respectively, in connection with these awards.

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011

Restricted Stock Awards

The following table is a summary of activity related to restricted stock awards for employees at September 30, 2011:

Restricted
Stock Awards
Balance at December 31, 2010	7,312
Shares/Units granted	—
Shares/Units forfeited	—
Shares/Units restriction lapses	(7,312)
Balance at September 30, 2011	—

Weighted average grant date fair value per share	$—

Aggregate grant date fair value	$—

Weighted average vesting service period of shares granted	12 Months

Number of shares/units vested at September 30, 2011	—

Number of shares/units Non-vested at September 30, 2011	—

The Company did not grant any restricted stock awards during the third quarter of 2011.  Accordingly, there has been no expense recorded during the three months ended September 30, 2011.  For the three months ended September 30, 2010, the Company recognized expense of approximately $4,000.  For the nine months ended September 30, 2011 and 2010, the Company recognized expense of approximately $4,000 and $19,000, respectively, in connection with these awards.

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

	Three Months Ended
	September 30,
	2011	2010

Net loss attributable to Bluefly, Inc. stockholders	$(2,494,000)	$(2,077,000)

Weighted average common shares outstanding (basic)	25,530,899	24,598,151

Stock options and warrants(1)(2)	—	—

Restricted stock and deferred stock awards(1)	—	—

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011

Weighted average common shares outstanding (diluted)	25,530,899	24,598,151

(1)	For the three months ended September 30, 2011 and 2010, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Stock options	13,689	2,961

Restricted stock awards	—	9,187

(2)
Under the treasury-stock method, the Company excluded all stock options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

	Nine Months Ended
	September 30,
	2011	2010

Net loss attributable to Bluefly, Inc. stockholders	$(4,804,000)	$(4,302,000)

Weighted average common shares outstanding (basic)	24,919,336	23,377,501

Stock options and warrants(1)(2)	—	—

Restricted stock and deferred stock awards(1)	—	—

Weighted average common shares outstanding (diluted)	24,919,336	23,377,501

(1)	For the nine months ended September 30, 2011 and 2010, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Stock options	111,859	3,873

Restricted stock awards	—	12,698

(2)
Under the treasury-stock method, the Company excluded all stock options and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the options and warrants being greater than the average market price of the Company’s Common Stock.

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

Under the terms of the Restated Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors.  The Restated Credit Facility is secured by a lien on substantially all of the Company’s assets. Availability under the Restated Credit Facility is determined by a formula that takes into account specified percentages of the Company’s inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company’s request, subject to certain conditions.  As of September 30, 2011, total availability under the Restated Credit Facility was approximately $7,500,000, of which $3,125,000 was committed for letters of credit in favor of suppliers, leaving approximately $4,375,000 available for further borrowings. The terms of the Restated Credit Facility contain a material adverse condition clause.  In the event of a material adverse change in the Company’s financial condition, the

BLUEFLY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
SEPTEMBER 30, 2011

Company would not be able to obtain additional borrowings under the Restated Credit Facility and existing borrowings would become due and payable.

The Company also received proceeds from a short-term borrowing under its Restated Credit Facility on August 15, 2011 in the amount of $750,000, which was paid on September 8, 2011.

NOTE 9 – SUBSEQUENT EVENT

On October 17, 2011, the members of Eyefly made additional capital contributions in the aggregate of $200,000 in cash ($104,000 from the Company and $96,000 from A + D Labs) pursuant to the Eyefly operating agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discounts of up to 75% off of retail value.  We launched our Web Site in September 1998.

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. In addition, our business fluctuates according to changes in customer preferences dictated in part by fashion trends. The cyclical nature of our business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we generally build up our inventory levels. The results described below are not indicative of future performance.

Our net sales increased by approximately 10% to $21,194,000 for the three months ended September 30, 2011, from $19,202,000 for the three months ended September 30, 2010.  Our gross profit margin percentage decreased to 29.1% for the three months ended September 30, 2011, from 36.1% for the three months ended September 30, 2010. Our gross profit decreased by approximately 10.8% to $6,178,000 for the three months ended September 30, 2011, from $6,924,000 for the three months ended September 30, 2010. The decrease in both our gross profit and gross profit margin percentage during the third quarter of 2011 was primarily attributable to an increase in promotional activity during such quarter and a shift in product mix within sales of categories of merchandise. Gross profit margin percentage was also negatively impacted by currency fluctuations between the U.S. dollar and the Euro.  We incurred an operating loss of $2,531,000 for the three months ended September 30, 2011 as compared to an operating loss of $2,030,000 for the three months ended September 30, 2010.  The increase in operating loss was primarily related to the decrease in gross profit margin percentage and our operating loss incurred related to our Eyefly subsidiary.

For the three months ended September 30, 2011, total operating expenses decreased to $8,709,000, from $8,954,000 for the three months ended September 30, 2010.  Excluding $250,000 of operating costs related to the Eyefly web site, total operating expenses decreased by over 5% compared to the third quarter of 2010.  As a percentage of net sales, total operating expenses decreased to 41.0% for the three months ended September 30, 2011, compared to 46.6% for the three months ended September 30, 2010.  As a percentage of net sales, total selling and fulfillment expenses remained relatively unchanged at 21.3% for the three months ended September 30, 2011 compared to 21.4% for the three months ended September 30, 2010. As a percentage of net sales, total general and administrative expenses decreased slightly to 9.7% for the three months ended September 30, 2011, compared to 9.9% for the three months ended September 30, 2010.

Total marketing expenses (including staff related costs) as a percentage of net sales decreased to 10.0% for the three months ended September 30, 2011, compared to 15.3% for the three months ended September 30, 2010. Total marketing expenses (excluding staff related costs) decreased to $1,618,000 for the three months ended September 30, 2011, from $2,641,000 for the three months ended September 30, 2010.  Total marketing expenses (excluding staff related costs) decreased primarily as a result of reduction in offline marketing expenditures related to television advertising and a reduction in costs related to online social media programs as compared to the third quarter of 2010.

Our reserve for returns and credit card chargebacks decreased to 37.9% of gross sales for the third quarter of 2011, compared to 39.2% for the third quarter of 2010.  The decrease was primarily caused by a reduction in our overall return rate, however there can be no assurance that this trend will continue.

At September 30, 2011, we had an accumulated deficit of $156,305,000. The cumulative net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with developing and marketing our Web Site and building our infrastructure, as well as non-cash beneficial conversion charges resulting from decreases in the conversion price of our preferred stock and the payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended September 30, 2011 Compared To The Three Months Ended September 30, 2010.

The following table sets forth our Consolidated Statements of Operations data for the three months ended September 30th. All data is in thousands except as indicated below:

	2011		2010
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$21,194	100.0%	$19,202	100.0%
Cost of sales	15,016	70.9	12,278	63.9
Gross profit	6,178	29.1	6,924	36.1

Selling and fulfillment expenses	4,525	21.3	4,115	21.4
Marketing expenses	2,123	10.0	2,944	15.3
General and administrative expenses	2,061	9.7	1,895	9.9
Total operating expenses	8,709	41.0	8,954	46.6

Operating loss	(2,531)	(11.9)	(2,030)	(10.5)

Other interest expense, net	(65)	(0.3)	(47)	(0.3)

Net loss	$(2,596)	(12.2)%	$(2,077)	(10.8)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly, sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

	2011	2010

Average order size (including shipping & handling)	$312.49	$321.33
New customers added during the period*	41,170	34,601

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

Net sales: Gross sales for the three months ended September 30, 2011 increased by over 8% to $34,140,000, from $31,563,000 for the three months ended September 30, 2010.  For the three months ended September 30, 2011, we recorded a provision for returns and credit card chargebacks and other discounts of $12,946,000, or approximately 37.9% of gross sales. For the three months ended September 30, 2010, the provision for returns and credit card chargebacks and other discounts was $12,361,000, or approximately 39.2% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate, however there can be no assurance that this trend will continue.

After the necessary provisions for returns and credit card chargebacks and other discounts, our net sales for the three months ended September 30, 2011 were $21,194,000. This represents an increase of approximately 10% compared to the three months ended September 30, 2010, in which net sales totaled $19,202,000. The increase in net sales resulted primarily from an 11% increase in customer orders placed during the third quarter of 2011 compared to the third quarter of 2010.  For the three months ended September 30, 2011, revenue from shipping and handling (which is included in net sales) also increased approximately 18.3% to $1,065,000, from $900,000 for the three months ended September 30, 2010.  Shipping and handling revenue increased at a higher percentage than net sales primarily as a result of an increase in customer orders compared to the third quarter of 2010.

Cost of sales:  Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended September 30, 2011 was $15,016,000, resulting in a gross profit margin percentage of approximately 29.1%. Cost of sales for the three months ended September 30, 2010 was $12,278,000, resulting in a gross profit margin percentage of 36.1%. Gross profit decreased by approximately 10.8% to $6,178,000 for the three months ended September 30, 2011, compared to $6,924,000 for the three months ended September 30, 2010. The decrease in both our gross profit and gross profit margin percentage during the third quarter of 2011 was primarily attributable to an increase in promotional activity during such quarter and a shift in product mix within sales of categories of merchandise. Gross profit margin percentage was also negatively impacted by currency fluctuations between the U.S. dollar and the Euro.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by approximately 10.0% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010. Selling and fulfillment expenses, which include a total of $145,000 of costs related to Eyefly for the three months ended September 30, 2011, were comprised of the following:

	Three Months Ended September 30,				Percentage
(All data in thousands)	2011		2010		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$1,983	9.4%	$1,747	9.1%	13.5%
Technology	1,367	6.4	1,387	7.2	(1.4)
E-Commerce	1,175	5.5	981	5.1	19.8
Total selling and fulfillment expenses	$4,525	21.3%	$4,115	21.4%	10.0%

As a percentage of net sales, total selling and fulfillment expenses remained relatively unchanged at 21.3% for the three months ended September 30, 2011 as compared to 21.4% for the three months ended September 30, 2010.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased by 13.5% to $1,983,000 for the three months ended September 30, 2011 compared to the three months ended September 30, 2010, primarily as a result of increases in variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), credit card fees associated with an increase in customer orders, salary and salary related expenses related to Eyefly personnel and fees associated with our customer service call center.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting expenses. For the three months ended September 30, 2011, technology expenses decreased slightly by 1.4% to $1,367,000 compared to the three months ended September 30, 2010. This decrease was primarily attributable to a decrease in depreciation expenses, included in technology expenses, of $108,000 as compared to the third quarter of 2010.  This decrease was partially offset by increases in stock-based compensation expenses of $59,000, short-term staffing expenses of $63,000 and Web Site hosting expenses of $29,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web Site design. For the three months ended September 30, 2011, e-commerce expenses increased by approximately 19.8% as compared to the three months ended September 30, 2010 primarily as a result of an increase in expenses related to photo shoots and studio expenses of $115,000 as a result of shifting towards more on-model photography and an increase in salary and salary related expenses of $59,000.

Marketing expenses:  Marketing expenses (including staff related costs) decreased by 27.9% to $2,123,000 for the three months ended September 30, 2011, from $2,944,000 for the three months ended September 30, 2010.  Total marketing expenses for the three months ended September 30, 2011 include $86,000 of marketing expenses related to Eyefly.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, and fees paid to marketing affiliates and comparison engines, (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as (c) staff related costs. As a percentage of net sales, our marketing expenses decreased to 10.0% for the three months ended September 30, 2011 from 15.3% for the three months ended September 30, 2010.

For the three months ended September 30, 2011, total marketing expenses (excluding staff related costs) decreased by 38.7% to $1,618,000 from $2,641,000 for the three months ended September 30, 2010.  The decrease in total marketing expenses

(excluding staff related costs) was primarily attributable to a reduction in offline marketing expenditures related to television advertising and a reduction in costs related to online social media programs as compared to the third quarter of 2010.

General and administrative expenses:  General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses.  General and administrative expenses for the three months ended September 30, 2011 increased to $2,061,000, as compared to $1,895,000 for the three months ended September 30, 2010.  The increase in general and administrative expenses was primarily the result of an increase in stock-based compensation expense of $67,000, an increase in overall professional fees of $58,000 and an increase in salary and salary related expenses of $44,000.

As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2011 decreased to 9.7%, from 9.9% for the three months ended September 30, 2010.

Loss from operations:  For the three months ended September 30, 2011, we incurred an operating loss of $2,531,000 compared to an operating loss of $2,030,000 for the three months ended September 30, 2010.

Other interest expense, net: We earned less than $1,000 in interest income for the three months ended September 30, 2011 compared to $7,000 earned for the three months ended September 30, 2010. These amounts related primarily to interest income earned on our cash balances.

Interest expense for the three months ended September 30, 2011 increased to $65,000 compared to $54,000 for the three months ended September 30, 2010. Interest expense consists primarily of fees paid in connection with our Restated Credit Facility and interest expense incurred related to our short-term loan under our Restated Credit Facility.

Net loss per share attributable to Bluefly, Inc. stockholders:  Net loss per share increased to $0.10 per share based on weighted average common shares outstanding of 25,530,899 shares, compared to $0.08 per share based on weighted average common shares outstanding of 24,598,151.  The increase in weighted average common shares outstanding for the three months ended September 30, 2011 compared with the three months ended September 30, 2010 is primarily attributable to the related-party sale of common stock in September 2011.

For The Nine Months Ended September 30, 2011 Compared To The Nine Months Ended September 30, 2010.

The following table sets forth our Consolidated Statements of Operations data for the nine months ended September 30th. All data is in thousands except as indicated below:

	2011		2010
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$66,924	100.0%	$59,987	100.0%
Cost of sales	45,058	67.3	36,748	61.3
Gross profit	21,866	32.7	23,239	38.7

Selling and fulfillment expenses	13,471	20.2	12,090	20.2
Marketing expenses	7,221	10.8	9,451	15.8
General and administrative expenses	6,100	9.1	5,852	9.7
Total operating expenses	26,792	40.1	27,393	45.7

Operating loss	(4,926)	(7.4)	(4,154)	(7.0)

Other interest expense, net	(216)	(0.3)	(148)	(0.2)

Net loss	$(5,142)	(7.7)%	$(4,302)	(7.2)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly and a sale of inventory to a third party as discussed further below, sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

	2011	2010

Average order size (including shipping & handling)	$308.07	$303.19
New customers added during the period*	126,651	113,927

*Based on unique email addresses

Net sales: Gross sales for the nine months ended September 30, 2011 increased by over 8% to $107,555,000 from $99,092,000 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, we recorded a provision for returns and credit card chargebacks and other discounts of $40,631,000 or approximately 37.8% of gross sales. For the nine months ended September 30, 2010, the provision for returns and credit card chargebacks and other discounts was $39,105,000, or approximately 39.5% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate.  There can be no assurance that this trend will continue.

After the necessary provisions for returns and credit card chargebacks and other discounts, our net sales for the nine months ended September 30, 2011 was $66,924,000. This represents an increase of 11.6% compared to the nine months ended September 30, 2010, in which net sales totaled $59,987,000. The increase in net sales resulted primarily from a 5% increase in customer orders and over a 1% increase in average order size for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. For the nine months ended September 30, 2011, revenue from shipping and handling (which is included in net sales) increased approximately 9.9% to $3,340,000 from $3,038,000 for the nine months ended September 30, 2010. Shipping and handling revenue increased at a lower rate than net sales primarily as a result of an increase in average order size as compared to 2010.

Cost of sales: Cost of sales for the nine months ended September 30, 2011 totaled $45,058,000 resulting in a gross margin percentage of approximately 32.7%. Cost of sales for the nine months ended September 30, 2010 totaled $36,748,000, resulting in a gross margin percentage of 38.7%. Gross profit decreased by approximately 5.9%, to $21,866,000 for the nine months ended September 30, 2011 compared to $23,239,000 for the nine months ended September 30, 2010. The decrease in both our gross profit and gross profit margin percentage was attributable to lower product margins related to an increase in sales of luxury designer merchandise and an increase in promotional incentives during 2011. Furthermore, gross profit margin percentage was also negatively impacted by currency fluctuations between the U.S. dollar and the Euro.

Selling and fulfillment expenses:  Selling and fulfillment expenses increased by approximately 11.4% for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010. Selling and fulfillment expenses, which include a total of $418,000 of costs related to Eyefly for the nine months ended September 30, 2011, were comprised of the following:

	Nine Months Ended September 30,				Percentage
(All data in thousands)	2011		2010		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$6,034	9.0%	$5,459	9.1%	10.5%
Technology	4,309	6.5	4,029	6.7	6.9
E-Commerce	3,128	4.7	2,602	4.4	20.2
Total selling and fulfillment expenses	$13,471	20.2%	$12,090	20.2%	11.4%

As a percentage of net sales, total selling and fulfillment expenses remained unchanged at 20.2% for the nine months ended September 30, 2011 and 2010.

Operating expenses increased for the nine months ended September 30, 2011 by approximately 10.5% compared to the nine months ended September 30, 2010 as a result of increases in variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), credit card fees associated with an increase in average order size and customer orders, salary and salary related expenses related to Eyefly personnel and fees associated with our customer service call center.

For the nine months ended September 30, 2011, technology expenses increased by approximately 6.9% compared to the nine months ended September 30, 2010. This increase was attributable to increases in depreciation expenses, included in technology expenses, of $183,000, an increase in stock-based compensation expense of $82,000, an increase in short-term staffing expenses of $70,000, an increase in Web Site hosting expenses of $69,000 and an increase in salary and salary related expenses of $24,000.  These increases were partially offset by a decrease in software support expenses of approximately $157,000.

For the nine months ended September 30, 2011, e-commerce expenses increased by approximately 20.2% as compared to the nine months ended September 30, 2010, primarily as a result of increases in short-term staffing expenses of $215,000, increases in salary and salary related expenses of $194,000 and expenses associated with photo shoots primarily related to the Eyefly web site of $54,000.

Marketing expenses:  Marketing expenses (including staff related costs) decreased by approximately 23.6% to $7,221,000 for the nine months ended September 30, 2011, from $9,451,000 for the nine months ended September 30, 2010.   Total marketing expenses for the nine months ended September 30, 2011 include $213,000 of marketing expenses related to Eyefly.

As a percentage of net sales, total marketing expenses (including staff related costs) decreased to 10.8% for the nine months ended September 30, 2011 from 15.8% for the nine months ended September 30, 2010.

For the nine months ended September 30, 2011, total marketing expenses (excluding staff related costs) decreased by 29.6% to $5,993,000 from $8,517,000 for the nine months ended September 30, 2010. The decrease in total marketing expenses (excluding staff related costs) was primarily attributable to a reduction in offline marketing expenditures related to television advertising and production costs and a reduction in costs related to online social media programs as compared to the nine months ended September 30, 2010.

General and administrative expenses:  General and administrative expenses for the nine months ended September 30, 2011 increased to $6,100,000 as compared to $5,852,000 for the nine months ended September 30, 2010.  The increase in general and administrative expenses was primarily the result of increases in professional fees of $305,000 and amounts paid in connection with the settlement of a patent infringement claim, an increase in stock-based compensation expenses of $170,000 and an increase in salary and salary related expenses of $151,000.  These increases were partially offset by decreases in amortization expenses related to leasehold improvements and software of $169,000, a decrease in Delaware franchise taxes of $135,000 and a decrease in rent expense and repairs and maintenance expenses of $53,000.

As a percentage of net sales, general and administrative expenses for the nine months ended September 30, 2011 decreased to approximately 9.1% from 9.7% for the nine months ended September 30, 2010.

Loss from operations:  Operating loss increased in the nine months ended September 30, 2011 to $4,926,000 from $4,154,000 in the nine months ended September 30, 2010.

Other interest expense, net: Interest income for the nine months ended September 30, 2011 decreased to $12,000 from $31,000 for the nine months ended September 30, 2010.

Interest expense for the nine months ended September 30, 2011 increased to $228,000 compared to $179,000 for the nine months ended September 30, 2010.

Net loss per share attributable to Bluefly, Inc. stockholders:  Net loss per share increased to $0.19 per share based on weighted average common shares outstanding of 24,919,336 shares, compared to $0.18 per share based on weighted average common shares outstanding of 23,377,501.  The increase in weighted average common shares outstanding for the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010 was primarily attributable to the related-party sale of common stock in September 2011.

Liquidity And Capital Resources

General

At September 30, 2011, we had approximately $4.1 million in cash and cash equivalents compared to $10.4 million and $6.6 million at December 31, 2010 and September 30, 2010, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at September 30, 2011 and 2010, was $28.1 million and $25.9 million, respectively.  Working capital at December 31, 2010 was $26.5 million.  As of September 30, 2011, we had an accumulated deficit of approximately $156.3 million.  We have incurred negative cash flows and cumulative net losses since inception.

Changes in cash and cash equivalents at September 30, 2011, compared to December 31, 2010, are primarily related to increases in working capital requirements related to changes in operating assets and liabilities, which includes net increases in our inventory balance of approximately $10.0 million, in advance of and, to support the fourth quarter and the launch of our new web site, Belle & Clive, which will present members with highly curated events featuring the most coveted designer and contemporary brands at members-only pricing, and an investment in property and equipment of $2.8 million.  These changes in operating assets were partially offset by a net increase in accounts payable of approximately $4.8 million related to the timing of invoices and payments.

We believe that our existing cash balance, combined with working capital and the funds available from our credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months.  There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

We have also committed additional capital contributions of up to $312,000, of which $104,000 was contributed in October 2011, that we have agreed to make to our majority-owned subsidiary, Eyefly, upon request.

We believe that in order to grow our business, we may need to make additional commitments in technology, inventory and advertising in the future.  However, our budget is subject to a number of factors, including our results of operations.

Securities Purchase Agreement

On September 7, 2011, we entered into a Purchase Agreement with the Purchasers pursuant to which we agreed and sold to the Purchasers 3,666,665 newly issued shares (the “Shares”) of our common stock, $.01 par value per share (the “Common Stock”), for an aggregate purchase price of $6,600,000, or $1.80 per share.  We received proceeds from the sale of Shares of Common Stock of approximately $6,494,000, net of $106,000 of issuance costs.

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

Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors.  The Restated Credit Facility is secured by a lien on substantially all of our assets. Availability under the Restated Credit Facility is determined by a formula that takes into account specified percentages of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions.  As of September 30, 2011, total availability under the Restated Credit Facility was approximately $7.5 million of which $3.1 million was committed for letters of credit in favor of suppliers, leaving approximately $4.4 million available for further borrowings. The terms of the Restated Credit Facility contains a material adverse change clause.  In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the Restated Credit Facility and existing borrowings would become due and payable.

Both availability under our Restated Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our Restated Credit Facility.  In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of media placements. As of September 30, 2011, we had approximately $3,543,000 of prepaid inventory and approximately $136,000 of prepaid marketing expenses on our Consolidated Balance Sheet compared to $893,000 and $48,000, respectively, as of December 31, 2010.

We also received proceeds from a short-term borrowing under our Restated Credit Facility on August 15, 2011 in the amount of $750,000, which was paid on September 8, 2011.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute “forward-looking statements,” usually containing the words “believe,” “project,” “expect” or similar expressions.  These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements.  The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K.  These risks and uncertainties include, but are not limited to, the following: the Company’s history of losses and anticipated future losses; the risk of availability of additional capital, if required, to satisfy the Company’s needs for cash flow and growth of the business; the Company’s ability to realize benefits from new initiatives such as its Eyefly subsidiary and its members-only Belle and Clive; the risks that our reduction in spending on offline marketing in favor of online methods will continue to be successful; risks associated with the continuing difficulties in the unfavorable general economic environment; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks associated with our dependence on one supplier for a material portion of our inventory; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; our potential exposure to product liability claims in the event that products sold by us are defective; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web Site; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales and our ability to utilize our net operating losses.

Part II  - OTHER INFORMATION

Item 6.   Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
10.1
Securities Purchase Agreement, dated as of September 7, 2011, by and among Bluefly, Inc., Rho Ventures VI, LP, Quantum Industrial Partners LDC and Prentice Consumer Partners, LP., with form of officer and director lock-up, and shareholder lock-up and support agreements attached thereto (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2011).

10.2
Amended and Restated Registration Rights Agreement, dated as of September 7, 2011, among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd., Prentice Consumer Partners, LP, and Rho Ventures VI, LP. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on September 9, 2011).

10.3	Separation Agreement, dated as of September 8, 2011, by and between Bluefly, Inc. and Bradford Matson with attached mutual release.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By:	/s/ Melissa Payner-Gregor
Melissa Payner-Gregor
Chief Executive Officer

By:	/s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

November 10, 2011