Form 10-K
period 2011-12-31
BLUEFLY INC
filed 2012-04-06
CIK 1030896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2012, there were 28,576,612 shares of Common Stock, $.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2011, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $7.1 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as these persons may be deemed affiliates. This determination is not conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2012 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

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

Item 1. Business.

General

Bluefly, Inc. is a leading online retailer of designer brands, fashion trends and superior value. During 2011, we offered over 50,000 different styles for sale in categories such as men’s, women’s and accessories from over 350 brands at discounts up to 75% off retail value. We launched the bluefly.com web site in September 1998. During 2011, we expanded our portfolio by launching the belleandclive.com web site (“Belle & Clive”), a members-only shopping destination that presents highly-curated selections of important brands via limited-time sale events, and, through a 52% owned subsidiary, launching the eyefly.com web site (“Eyefly”), an online retailer for fashionable prescription eyeglasses. We sometimes refer to bluefly.com, Belle & Clive and Eyefly, collectively, as the “Web Sites.”

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

Business Strategy

Our goal is to offer our customers the best designer brands and latest fashion trends at superior values. We offer the same types of on-trend and in-season designer merchandise as are sold in luxury department stores at discounted prices. Similarly, we are able to offer an upscale shopping experience not available at off-price stores or outlet malls because of our merchandise selection and the presentation and product search capabilities offered by our Web Sites. The frequent addition of new on-trend products to our Web Sites is also one of the key factors to our marketing strategy, as it gives our shoppers a reason to visit the Web Sites often.

Our business is also designed to provide a compelling value proposition for our suppliers and, in particular, the more than 350 top designer brands that we offer on our Web Sites. Because we work with our suppliers both at the beginning and throughout the seasons, we are able to help them manage inventory and cash flow. We also create an environment that is respectful of the brands we sell. Our buyers all have backgrounds in a full-price branded retail environment. Our Web Sites create a high-end retail environment that offers only the best designer brands and the most current trends. In doing so, we support our vendors’ brands, rather than diluting them as traditional off-price channels do.

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

We believe that we have created a customer experience that competes with full-price retailers and is fundamentally better than that offered by traditional off-price retailers. Similarly, we believe that the upscale atmosphere, professional photography and premium merchandise offerings of our Web Sites create a superior distribution channel for designers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels. Our customer research suggests that this strategy has been successful.

E-Commerce And The Online Apparel Market

The continued growth of e-commerce has been widely reported. According to eMarketer’s “US Retail Ecommerce Forecast” report, in 2010, US retail ecommerce sales rebounded from the recession, posting 14.8% growth, compared with only 1.6% growth in 2009. In 2012, online sales are estimated to reach $209.3 billion, an increase of 11.3% over the estimate for 2011. Although there are signs the growth in the channel is slowing due to a maturing sales channel, online sales are expected to rise by over $100 billion from 2010 to 2015. The growth is expected to come from mobile commerce, social commerce and daily deal sites.

Marketing

Our marketing efforts are focused both on acquiring new customers and retaining existing customers. Active Bluefly customers visit our Web Sites frequently and purchase from one season to the next at high levels with great predictability. A significant portion of our sales to existing customers are driven by our customer emails, which highlight new promotions and products, and provide special previews to customers who have asked to be included in our email list. In addition, we believe that our sales to existing customers are driven by all aspects of our customer experience, including our Web Site design, packaging, delivery and customer service.

During 2011, we have increased awareness by targeting general advertising efforts to a more fashion-focused customer. During 2011, we have also further refined our marketing strategy through integrated marketing programs and initiatives with Facebook and YouTube such as Closet Confessions.

Merchandising

We buy merchandise directly from designers as well as from other third-party indirect resources. Currently, we offer products from more than 350 name brand designers. We believe that we have been successful in developing vendor relationships, in part, because we have devoted substantial resources to establishing our Web Sites as a high-end retail environment. We are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers. In 2011 and 2010, we purchased approximately 39% and 42% of our inventory from one supplier, respectively.

Warehousing And Fulfillment

When we receive an order, the information is transmitted to our third party warehouse and fulfillment center located in Ohio, where the items included in the order are picked, packed and shipped directly to the customer. Our inventory database is updated on a real-time basis, allowing us to display on our Web Sites only those styles, sizes and colors of product available for sale.

We focus on customer satisfaction throughout our organization. In December 2011, during our peak weeks of the holiday season, the vast majority of our orders were shipped within one business day from receipt of the customer’s order.

Customer Service

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts. Our customer service effort starts with our Web Sites, which is designed to provide an intuitive shopping experience. An easy-to-use help center is available on our Web Sites and are designed to answer many of our customers’ most frequently asked questions. For customers who prefer e-mail, chat or telephone assistance, customer service representatives are available seven days a week. We utilize customer service representatives from a third party call center that has a team dedicated to our business. We also maintain a supervisor in our corporate office who provides special services and assists in the training and management of the other representatives. To ensure that customers are satisfied with their shopping experience, we generally allow returns for any reason within 60 days of the date of sale for a full refund.

Technology

We have implemented a broad array of technologies that facilitate web site management, complex database search functionality, customer interaction and personalization, transaction processing and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology such that all data is transmitted via a 128-bit encrypted session. The computer and communications equipment on which our Web Sites are hosted are currently located at a third party facility in New York.

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

Seasonality And Fashion Trends

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, which ends December 31. We recognized 30%, 32% and 30% of our annual net sales during the fourth quarters of 2011, 2010 and 2009, respectively. In addition, our business fluctuates according to changes in customer preferences dictated in part by fashion trends. The cyclical nature of our business requires us to carry a significant amount of inventory, especially prior to peak selling seasons when we generally build up our inventory levels. As a result, we are vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases.

Employees

As of March 31, 2012, we had 94 full-time employees and 1 part-time employee, as compared to 80 full-time employees and 1 part-time employee as of March 31, 2011. None of our employees are represented by a labor union.

Item 1A. Risk Factors.

We Have A History Of Losses And Losses May Continue In The Future. As of December 31, 2011, we had an accumulated deficit of $162,485,000. We incurred net losses of $10,984,000, $4,033,000 and $4,369,000 for the years ended December 31, 2011, 2010 and 2009, respectively. We have incurred negative cash flows and cumulative net losses since inception. See “Risk Factors – The Continuing Unfavorable General Economic Environment Could Have an Adverse Effect on Our Operating Results.”

Rho, Soros, Maverick, And Prentice Each Own A Large Amount Of Our Stock And Therefore Can Exert Significant Influence Over Our Management And Policies. As of March 31, 2012, Rho Ventures VI, LP (which we refer to as “Rho”) owned approximately 41% of our Common Stock, the Soros Parties (which consists of SFM Domestic Investments, LLC and is referred to as “SFMD” and Quantum Industrial Partners LDC which we refer to as “QIP”, collectively referred to as the “Soros Parties”) owned approximately 23% of our Common Stock, the Maverick Funds (which consist of Maverick Fund USA, Ltd., Maverick Fund, L.D.C. and Maverick Fund II, Ltd.) owned approximately 13% of our Common Stock and Prentice Consumer Products, LP (which we refer to as “Prentice”) owned approximately 12% of our Common Stock. We entered into an Amended and Restated Voting Agreement with Rho, the Soros Parties, the Maverick Funds and Prentice (the “Voting Agreement”), pursuant to which Rho and the Soros Parties each have the right to designate two designees to our Board, and the Maverick Funds and Prentice each have the right to designate one designee to our Board, in each case, subject to minimum ownership thresholds and compliance with applicable rules of the Nasdaq Stock Market LLC. The Voting Agreement also provides that one designee of each of Rho, the Soros Parties, the Maverick Funds and Prentice have the right to serve on each committee of our Board. If we establish an Executive Committee, a designee of each of Rho, the Soros Parties, the Maverick Funds and Prentice will be entitled to serve on such committee.

In view of their large percentage of ownership, Rho, the Soros Parties, the Maverick Funds and Prentice each have the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or a going private transaction.

The Continuing Unfavorable General Economic Environment Could Have An Adverse Effect On Our Operating Results. Our business, prospects, financial condition and results of operations has been, and may continue to be, negatively affected by unfavorable general economic conditions. These conditions have affected our business as our business is dependent on consumer demand for our products. If the general economic environment continues to be unfavorable, there will likely be a negative effect on our net sales and earnings for fiscal 2012 and may continue into fiscal 2013. See “Risk Factors – We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets.”

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

If We Are Not Accurate In Forecasting Our Revenues, We May Be Unable To Adjust Our Operating Plans In A Timely Manner. Because our business has not yet reached a mature stage, it is difficult for us to forecast our revenues accurately. We base our current and future expense levels and operating plans on expected revenues, but in the short-term, significant portion of our expenses are fixed. Accordingly, we may be unable to adjust our spending in a timely manner to compensate for any unexpected revenue shortfall. This inability could cause our operating results in some future quarter to fall below the expectations of securities analysts and investors. In that event, the trading price of our Common Stock could decline significantly. In addition, any such unexpected revenue shortfall could significantly affect our short-term cash flow and our net worth, which could require us to seek additional financing and/or cause a default under our credit facility. See “Risk Factors – Our Ability To Maintain And Pay Our Indebtedness Under Our Credit Facility Is Dependent Upon Meeting Our Business Plan.”

Our Marketing Initiatives May Not Be Successful. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, and other web sites and e-commerce businesses to provide other links to direct customers to our Web Sites. Such services are expensive and may not result in the cost effective acquisition of customers. We are relying on the online and offline marketing initiatives as a source of traffic to our Web Sites and new customers. If these initiatives are not successful, our results of operations will be adversely affected.

We Purchase A Substantial Portion Of Our Inventory From One Supplier.  In both 2011 and 2010, we purchased approximately 39% and 42% of our inventory from one supplier, respectively.  Should our relationship with this supplier deteriorate or terminate, or should this supplier lose some or all of its access to the products that we purchase from it, our performance could be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms, or at all.  A failure to obtain such products on favorable terms could have an adverse effect on our net sales and/or gross profit margin percentage.

We Do Not Have Long-Term Contracts With Most of Our Vendors And Therefore The Availability Of Merchandise Is At Risk. We do not have agreements with most of our vendors controlling the long-term availability of merchandise or the continuation of particular pricing practices. Our contracts with suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. In addition, in order to entice new vendors to open up relationships with us, we sometimes are required to either make prepayments or agree to shortened payment terms. Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected. See “Risk Factors - Brand Owners Could Establish Procedures to

Limit Our Ability to Purchase Products Indirectly” and “Risk Factors – We Purchase a Substantial Portion of Our Inventory from One Supplier.”

We Face Uncertainties Relating To Sales And Other Taxes. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than Colorado, Illinois, New York and Ohio. However, state taxation laws and regulations may change in the future, and one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as us, that engage in online commerce. In particular, certain states have recently enacted or are considering enacting laws, which would require an e-commerce retailer to collect sales tax on sales to customers in that state if it uses any marketing affiliates in such states. The enactment of any such law in any state will require us to either collect sales tax from customers in such state (which could decrease customer demand) or to stop using marketing affiliates in such state (which could have a negative impact on our marketing efforts). In addition, any new operation in states outside Colorado, Illinois, New York and Ohio could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

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

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. The unfavorable general economic conditions have affected retailers especially hard. Declines, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our net sales, cash flow and results of operations. Alternatively, any improvement, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues. See “Risk Factors – We Do Not Have Long-Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk.”

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

Security Breaches To Our Systems And Database Could Cause Interruptions To Our Business And Impact Our Reputation With Customers, And We May Incur Significant Expenses To Protect Against Such Breaches. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. In order to guard against such compromise of our security measures, our expenses may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation with customers, thereby affecting our long-term growth prospects. In addition, we may be required to expend significant capital and other resources to protect against such security breaches or to remediate problems caused by such breaches. Remediation costs may include liability for stolen assets or information and repairing system damage that may have been caused. Remediation costs may also include incentives offered to customers or other business partners in an effort to maintain the business relationships after an attack. We may also suffer lost sales or loss of customers and reputational damage from a compromise of our security measures.

Brand Owners Could Establish Procedures To Limit Our Ability To Purchase Products Indirectly. Brand owners have implemented, and are likely to continue to implement, procedures to limit or control off-price retailers’ ability to purchase products indirectly. In addition, several brand owners in the U.S. have distinctive legal rights rendering them the only legal importer of their respective brands into the U.S. If we acquire such product indirectly from distributors and other third parties who may not have complied with applicable customs, laws and regulations, such goods could be subject to seizure from our inventory by U.S. Customs Service, and the importer may have a civil action for damages against us. See “Risk Factors - We Do Not Have Long-Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk.”

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

We Are In Competition With Companies Much Larger Than Ourselves. E-commerce generally and, in particular, the online retail apparel and fashion accessories market, is a dynamic, high-growth market and is rapidly changing and intensely competitive. Our competition for customers comes from a variety of sources including:

•	existing land-based, full price retailers, that are using the Internet to expand their channels of distribution;

•	less established online companies;

•	internet sites;

•	traditional direct marketers; and

•	traditional off-price retail stores.

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

We Need To Further Establish Brand Name Recognition. We believe that further establishing, maintaining and enhancing our brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well established brands in online services or the retail apparel industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of our Web Sites will depend largely on our success in providing a high quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain our Web Sites in response to competitive pressures, we may find it necessary to increase substantially our advertising and marketing expenditures. If we are unable to provide high quality online services or customer support, or otherwise fail to promote and maintain our Web Sites, or if we incur excessive expenses in an attempt to promote and maintain our Web Sites, our long-term growth prospects would be materially adversely affected.

There Can Be No Assurance That Our Technology Systems Will Be Able To Handle Increased Traffic; Implementation Of Changes To Our Web Sites. The satisfactory performance, reliability and availability of our Web Sites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our net sales depend on the number of visitors who shop on our Web Sites and the volume of orders we can handle. Unavailability of our Web Sites or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on our Web Sites or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Web Sites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our Web Sites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the online commerce industry. Accordingly, we redesign and enhance various functions on our Web Sites on a regular basis, and we may experience instability and performance issues as a result of these changes.

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store-bought merchandise. We have established a liberal return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. As a result, our reserve for returns and credit card chargebacks for fiscal 2011, 2010 and 2009, our reserve for returns and credit card chargebacks has been 37.1%, 38.7% and 37.8%, respectively, of gross sales. If return rates are higher than expected, our business, prospects, financial condition, cash flows and results of operations could be materially adversely affected.

Our Success Is Largely Dependent Upon Our Executive Personnel. We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. In particular, we rely upon their strategic guidance, their relationships and credibility in the vendor and financial communities and their ability to recruit key operating personnel. Our current employment agreements, with our Chief Executive Officer and Chief Financial Officer run through June 2014 and January 2013, respectively, and our agreement with our SVP of eCommerce runs through September 2012. However, there can be no assurance that any of them will not terminate their employment earlier. The loss of the services of any of our executive officers could have a material adverse effect on our credibility in the vendor communities and our ability to recruit new key operating personnel.

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

We May Be Liable For Infringing The Intellectual Property Rights Of Others. Third parties may assert infringement claims against us. From time to time in the ordinary course of business, we have been, and we expect to continue to be, subject to claims alleging infringement of the trademarks, patents and other intellectual property rights of third parties. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

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

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and online commerce could also increase our cost of doing business. In addition, some of the products we sell, including the prescription eyewear products that we are selling through our Eyefly subsidiary, may be subject to federal, state or foreign regulation. If we were alleged to have violated federal, state or foreign, civil or criminal law, we could face material liability and damage to our reputation and, even if we successfully defend any such claim, we would incur significant costs in connection with such defense.

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

Our Ability To Utilize Our Net Operating Loss Carryforwards May Be Limited. Our federal net operating loss carryforwards are subject to limitation on how much may be utilized on an annual basis. The use of the net operating loss carryforwards may have additional limitations resulting from certain future ownership changes or other factors pursuant to Section 382 of the Internal Revenue Code (the “Code”), including the consummation of private placements in 2009, 2010 and 2011, which made us vulnerable to an ownership change for purposes of Section 382 of the Code. Transfers of shares by shareholders who own 5% or more of our outstanding common stock could also have the effect of limiting our ability to utilize our net operating loss carryforwards. We have not performed a recent analysis of our ownership changes under Section 382 of the Code. If our net operating loss carryforwards are further limited, and we have taxable income which exceeds the available net operating loss carryforwards for that period, we would incur an income tax liability even though net operating loss carryforwards may be available in future years prior to their expiration, which may adversely affect our future financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 18,000 square feet of office space in New York City. The property is in good operating condition. The lease covering such office space will expire on December 31, 2020. Our total lease expense for such office space during 2011 was approximately $575,000.

Item 3. Legal Proceedings.

We currently, and from time to time, are involved in litigation incidental to the conduct of our business. However, we are not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on us.

Item 4. Mine Safety Disclosures

Not applicable.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the Nasdaq Capital Market. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq Capital Market:

	Year Ended December 31,
	2011		2010
Quarter	High	Low	High	Low

First	$3.50	$2.68	$3.14	$2.00
Second	$3.19	$2.61	$3.03	$1.79
Third	$2.99	$1.46	$2.50	$1.52
Fourth	$2.79	$1.64	$3.00	$2.15

Holders

As of March 31, 2012, there were less than 500 holders of record of the Common Stock. We believe that there were less than 5,000 beneficial holders of the Common Stock as of such date.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, the terms of our credit facility prohibit us from paying cash dividends without the consent of our lender. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 27, 2011, we issued warrants to the principal owners of a marketing consultant to purchase 150,000 shares of our Common Stock in exchange for marketing services. This issuance was exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended

December 31, 2008 and 2007 and at December 31, 2009, 2008 and 2007 are derived from our audited financial statements not included in this report. All data is in thousands, except share data:

Consolidated Statements of Operations Data:	Year Ended December 31,
	2011	2010	2009	2008	2007

Net sales	$96,282	$88,563	$81,222	$95,774	$91,493
Cost of sales(1)	67,997	55,360	49,665	60,288	58,754
Gross profit	28,285	33,203	31,557	35,486	32,739

Selling and fulfillment expenses	19,132	16,881	16,675	19,620	18,898
Marketing expenses	10,877	12,576	8,661	15,359	16,063
General and administrative expenses(2)	9,361	7,592	8,882	11,355	13,848
Total operating expenses(3)	39,370	37,049	34,218	46,334	48,809

Operating loss(1)	(11,085)	(3,846)	(2,661)	(10,848)	(16,070)

Interest expense(4)	(358)	(226)	(1,733)	(554)	(260)
Interest and other income	13	39	25	62	501

Net loss(1)(5)	$(11,430)	$(4,033)	$(4,369)	$(11,340)	$(15,829)

Basic and diluted net loss per
common share attributable to
Bluefly, Inc. stockholders(6)(7)	$(0.43)	$(0.17)	$(0.31)	$(0.90)	$(1.21)

Basic and diluted weighted
average common shares
outstanding(6)(8)	25,767,483	23,685,338	14,003,534	13,369,257	13,091,130

Consolidated Balance Sheet Data:	As of December 31,
	2011	2010	2009	2008	2007

Cash and cash equivalents	$4,413	$10,429	$10,049	$4,004	$6,730

Inventories, net	32,083	25,128	17,668	23,157	28,492

Other current assets(2)(9)	6,240	5,458	4,278	4,347	3,589

Total assets	48,626	44,298	35,646	37,750	45,019

Current liabilities	21,997	14,474	12,611	16,250	17,922

Long-term liabilities(10)	373	183	--	3,106	60

Total liabilities	22,370	14,657	12,611	19,356	17,982

Stockholders’ equity(11)	26,256	29,641	23,035	18,394	27,037

(1)	For the year ended December 31, 2011, this amount includes (a) $2.4 million attributable to an increase in inventory reserves (of which $1.4 million relates to inventory written off as it was deemed unsellable during the fourth quarter of 2011) and (b) a write-off of $1.0 million related to merchandise credits from suppliers that we now believe may not be collected.

(2)	For the year ended December 31, 2011, this amount includes $1.2 million of bad debt expense (which is included as part of general and administrative expenses) related to (a) a write-off of $475,000, which we now believe we will be unable to collect it in its entirety and (b) an increase in its allowance for doubtful accounts of $725,000 related to the entire remaining balance of the trade receivable. This allowance for doubtful accounts was necessary as the trade receivable was unsecured and the amount that the Company may ultimately recover is not presently determinable.

(3)	This amount includes non-cash expenses of approximately $1.1 million, $634,000, $612,000, $2.7 million and $6.2 million for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively, relating to stock-based compensation expenses.

(4)	This amount includes approximately $1.4 million in interest expense to related party stockholders in connection with our subordinated notes for the year ended December 31, 2009.

(5)	Excludes preferred stock dividends of $37,000 and $44,000 for the years ended December 31, 2008 and 2007, respectively, and excludes beneficial conversion feature expense of $712,000 for the year ended December 31, 2008.

(6)	All share amounts, including per share amounts, have been restated to reflect a one for ten reverse stock-split that occurred in 2008.

(7)	Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders excludes net loss attributable to the non-controlling interest in Eyefly of $446,000 for the year ended December 31, 2011.

(8)	In 2011, weighted average shares outstanding increased to approximately 25.8 million shares as a result of an equity financing that was completed in September 2011. In 2010, weighted average shares outstanding increased to approximately 23.7 million shares as a result of an equity financing that was completed in February 2010.

(9)	This amount includes approximately $2.7 million, $893,000, $238,000, $155,000 and $294,000 in prepaid inventory as of December 31, 2011, 2010, 2009, 2008 and 2007, respectively.

(10)	As of December 31, 2011 and 2010, long-term liabilities include $373,000 and $183,000 of deferred rent liabilities. As of December 31, 2008, long-term liabilities include approximately $3.0 million and $106,000 of notes and interest payable to related party stockholders, respectively.

(11)	As of December 31, 2011, total stockholders’ equity includes a deficit balance of $14,000 related to the non-controlling interest in Eyefly LLC.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our consolidated financial condition and results of operations contains forward-looking statements that involve risks and uncertainties. We have based these forward-looking statements on our current expectations and projections of future events. However, our actual results could differ materially from those discussed herein as a result of the risks that we face, including but not limited to those risks stated in “Risk Factors,” or faulty assumptions on our part. In addition, the following discussion should be read in conjunction with the audited consolidated financial statements and the related notes thereto included elsewhere in this report.

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discounts of up to 75% off of retail value. We launched bluefly.com in September 1998 and expanded our portfolio in 2011 by launching Belle & Clive, a members-only shopping destination that presents highly-curated selections of important brands via limited-time sale events, and Eyefly, an online retailer of fashionable prescription glasses.

Our net sales increased approximately 9% to $96,282,000 for the year ended December 31, 2011, from $88,563,000 for the year ended December 31, 2010. Our gross profit margin percentage decreased to 29.4% for the year ended December 31, 2011, from 37.5% in 2010. The decrease in gross profit margin percentage during the year was attributable to an increase in inventory reserves of $2,184,000 during the fourth quarter of 2011, a write-off of $1,013,000 related to merchandise credits from suppliers that we now believe may not be collected, as well as an increase in promotional activity and the negative impact of currency fluctuations between the U.S. dollar and the Euro related to luxury designer merchandise. Our gross profit decreased by approximately 15% to $28,285,000 for the year ended December 31, 2011 from $33,203,000 for the year ended December 31, 2010, as a result of the decrease in gross margin percentage.

Total marketing expenses (including staff related costs) decreased by approximately 13% to $10,877,000 for the year ended December 31, 2011, from $12,576,000 for the year ended December 31, 2010. Total marketing expenses (including staff related costs) as a percentage of net sales decreased to 11.3% for the year ended December 31, 2011, from 14.2% for the year ended December 31, 2010.

We incurred an operating loss of $11,085,000 for the year ended December 31, 2011, as compared to our operating loss of $3,846,000 for the year ended December 31, 2010. The increase in operating loss was primarily a result of a decrease in gross profit and increases in selling and fulfillment expenses and general and administrative expenses, which were offset partially by a decrease in marketing expenses. Additionally, included in general and administrative expenses for the year ended December 31, 2011 is $1,200,000 of bad debt expense related to a trade receivable as of December 31, 2011 due from a third-party in connection with the bulk-sale of merchandise during the second quarter of 2011, that we now believe we will be unable to collect it in its entirety.

Our reserve for returns and credit card chargebacks for the year ended December 31, 2011 decreased to 37.1% compared to 38.7% of gross sales for the year ended December 31, 2010. The decrease was primarily caused by a reduction in our overall return rate, however, there can be no assurance that this trend will continue.

A portion of our inventory includes merchandise acquired on a pack and hold basis, where we either purchased with the intention of holding for the appropriate season or to take advantage of opportunities in the market.

We recorded total stock-based compensation expenses of $1,062,000, $634,000 and $612,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011, we had an accumulated deficit of $162,485,000. The net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with developing and marketing our Web Sites, including Belle & Clive and Eyefly, and building our infrastructure, as well as non-cash effects related to equity-linked instruments previously issued and payment of dividends to holders of Preferred Stock.

Critical Accounting Policies

Management Estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include useful lives of property and equipment (including web site development costs), recoverability of inventories, the realization of deferred tax assets, the adequacy of the allowances for sales returns and the calculations related to stock-based compensation expense. Actual amounts could differ significantly from these estimates. Our success is largely dependent on our ability to anticipate, identify and respond to unexpected changes in fashion trends and to provide merchandise that satisfies consumer preferences and demand. Our failure to anticipate, identify or respond to unexpected changes in fashion trends and consumer preferences could adversely affect our results of operations.

In addition, we currently estimate that we will have adequate liquidity to fund operations beyond December 31, 2012. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, we may be unable to meet payment obligations as they come due which would have a material adverse impact on our operations.

Revenue Recognition

We recognize revenue when the earnings process is complete and revenue is measurable. Gross sales consist primarily of revenue from product sales and shipping and handling charges and are net of promotional discounts and sales-based taxes assessed by governmental authorities that are imposed on and concurrent with sales transactions. Net sales represent gross sales, less provision for returns and credit card chargebacks.

Gross sales are recognized when all the following criteria are met:

•	A customer executes an order.

•	The product price and the shipping and handling fee have been determined.

•	Credit card authorization has occurred and collection is reasonably assured.

•	The product has been shipped and received by the customer.

Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits is classified as current liabilities on our Consolidated Balance Sheets.

Shipping and handling billed to customers are classified as revenue and freight cost incurred in connection with purchasing merchandise is classified as cost of goods sold on our Consolidated Statements of Operations.

Provision for Sales Returns and Doubtful Accounts

We generally permit returns for any reason within 60 days of the sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. We perform credit card authorizations and check the verification of our customers prior to shipment of merchandise. However, our future return and bad debt rates could differ from historical patterns, and, to the extent that these rates increase significantly, could have a material adverse effect on our business, prospects, cash flows, financial condition and results of operations. For the years ended December 31, 2011, 2010 and 2009, our returns reserves were 37.1%, 38.7% and 37.8%, respectively, of gross sales. Actual charges have not varied materially from historical percentages.

Stock-Based Compensation Expense

Authoritative guidance relating to stock-based compensation requires us to measure compensation cost for stock awards at fair value and recognize compensation expense over the service period for awards expected to vest. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term, risk-free interest rate and expected forfeitures.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Inventory Valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (“FIFO”) method. This valuation requires us to make judgments based on currently available information, about the salability of such merchandise and the selling price, among other factors. Based upon this evaluation, we review our inventory levels in order to identify slow-moving and unsellable merchandise and establish a reserve for such merchandise.

Deferred Tax Valuation Allowance

Income taxes represents income taxes paid or payable (or received or receivable) for the current year and includes any changes in deferred taxes during the year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2011 and 2010, the only tax authorities to which we are subject to are the U.S. federal tax authorities and various state tax authorities in the United States. Open tax years that are subject to examination by the U.S. federal tax authorities and various state tax authorities, which extend back to 1998, relate to years in which unused net operating losses were generated. The Company adopted authoritative guidance relating to uncertainty in income taxes, in which it prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that they have taken or expect to take on a tax return. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of the authoritative guidance and in subsequent periods. Upon the adoption of the authoritative guidance, and through December 31, 2011, the Company had no unrecognized tax benefits. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in our Consolidated Balance Sheets as of December 31, 2011 and 2010 or Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Results Of Operations

The following table sets forth our Consolidated Statements of Operations data for the years ended December 31st. All data is in thousands except as indicated below:

16

	2011		2010		2009
		As a % of		As a % of		As a % of
		Net Sales		Net Sales		Net Sales

Net sales	$96,282	100.0%	$88,563	100.0%	$81,222	100.0%
Cost of sales	67,997	70.6	55,360	62.5	49,665	61.1
Gross profit	28,285	29.4	33,203	37.5	31,557	38.9

Selling and fulfillment
expenses	19,132	19.9	16,881	19.0	16,675	20.5
Marketing expenses	10,877	11.3	12,576	14.2	8,661	10.7
General and administrative
expenses	9,361	9.7	7,592	8.6	8,882	10.9
Total operating expenses	39,370	40.9	37,049	41.8	34,218	42.1

Operating loss	(11,085)	(11.5)	(3,846)	(4.3)	(2,661)	(3.3)

Interest expense, net	(345)	(0.3)	(187)	(0.2)	(1,708)	(2.1)

Net loss	$(11,430)	(11.8)%	$(4,033)	(4.5)%	$(4,369)	(5.4)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly and a bulk sale of inventory to a third-party during the second quarter of 2011, as discussed further below, sets forth our actual results based on these other metrics for the years ended December 31st, as indicated below:

	2011	2010	2009

Average order size (including shipping and handling)	$303.11	$299.98	$266.66
New customers added during the year*	187,262	174,795	173,550

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

For The Year Ended December 31, 2011 Compared To The Year Ended December 31, 2010

Net sales: Gross sales for the year ended December 31, 2011 increased by approximately 6% to $153,045,000, from $144,544,000 for the year ended December 31, 2010. The increase in gross sales was primarily attributable to the continued demand for our luxury designer merchandise and an increase in customer orders in 2011.

The provision for returns and credit card chargebacks and other credits was approximately 37.1% and 38.7% for 2011 and 2010, respectively, of gross sales resulting in a provision of $56,763,000 and $55,981,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate, however, there can be no assurance that this trend will continue.

After the necessary provisions for returns, credit card chargebacks and other discounts, our net sales for the year ended December 31, 2011 was $96,282,000. This represents an increase of approximately 9% compared to the year ended December 31, 2010, in which net sales totaled $88,563,000. The increase in net sales resulted primarily from a 3% increase in customer orders and a decrease in the return rate compared to the prior year. Shipping and handling revenue (which is included in net sales) increased by 8% to $4,345,000 for the year ended December 31, 2010, from $4,037,000 for the year ended December 31, 2010. Shipping and handling revenue increased at the same rate as net sales as a result of an increase in customer orders.

Cost of sales: Cost of sales consists of the cost of products sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the year ended December 31, 2011 totaled $67,997,000, resulting in a gross profit margin percentage of approximately 29.4%. Cost of sales for the year ended December

31, 2010 totaled $55,360,000, resulting in a gross profit margin percentage of 37.5%. The decrease in our gross profit margin percentage was attributable to an increase in inventory reserves of $2,184,000 (of which $1,382,000 relates to inventory written off as it was deemed unsellable) during the fourth quarter of 2011, a write-off of $1,013,000 related to merchandise credits from suppliers that we now believe may not be collected, as well as an increase in promotional incentives and the negative impact of currency fluctuations between the U.S. dollar and the Euro related to our luxury designer merchandise. The increase in inventory reserves was primarily the result of a shift in our strategy with a view to accelerating our inventory turns.

Gross Profit: Gross profit decreased by approximately 15% to $28,285,000 for the year ended December 31, 2011, from $33,203,000 for the year ended December 31, 2010, as a result of the decrease in gross margin percentage.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by over 13% for the year ended December 31, 2011 compared to the year ended December 31, 2010. Selling and fulfillment expenses, which include a total of $592,000 of costs related to Eyefly, were comprised of the following:

	Year Ended December 31,				Percentage
(All data in thousands)	2011		2010		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$8,622	8.9%	$7,976	9.0%	8.1%
Technology	5,852	6.1	5,426	6.1	7.9
E-Commerce	4,658	4.9	3,479	3.9	33.9
Total selling and fulfillment expenses	$19,132	19.9%	$16,881	19.0%	13.3%

As a percentage of net sales, our selling and fulfillment expenses increased to 19.9% for the year ended December 31, 2011 from 19.0% for the year ended December 31, 2010.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses for the year ended December 31, 2011 increased by approximately 8% compared to the year ended December 31, 2010 as a result of increases in variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns), salary and salary related expenses related to Eyefly personnel and fees associated with our customer service call center.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and web site hosting expenses. For the year ended December 31, 2011, technology expenses increased by approximately 8% compared to the year ended December 31, 2010. This increase was attributable to increases in short-term staffing expenses of $188,000, an increase in stock-based compensation expenses of $149,000 and an increase in web site hosting expenses of $129,000. These increases were partially offset by a decrease in software support expenses of approximately $112,000.

E-Commerce expenses include expenses related to our photo design studio, image processing and design related to our Web Sites. For the year ended December 31, 2011, e-commerce expenses increased by approximately 34% compared to the year ended December 31, 2010 primarily as a result of increases in expenses associated with photo shoots related to launching Belle & Clive and Eyefly of $750,000 and increases in salary and salary related expenses of $313,000.

Marketing expenses: Marketing expenses decreased by 13% to $10,877,000 for the year ended December 31, 2011 from $12,576,000 for the year ended December 31, 2010. Total marketing expenses for the year ended December 31, 2011 include $334,000 of marketing expenses related to Eyefly.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, fees to marketing affiliates and comparison engines and (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as staff related costs. As a percentage of net sales, our marketing expenses decreased to 11.3% for the year ended December 31, 2011 from 14.2% for the year ended December 31, 2010.

Total marketing expenses (excluding staff related costs) related to online advertising for the year ended December 31, 2011 totaled $6,985,000, compared to $7,213,000 for the year ended December 31, 2010. The decrease in online advertising is primarily attributable to a decrease in fees to marketing affiliates of $413,000, social media programs of $367,000 and partner email programs of $92,000.

Total marketing expenses (excluding staff related costs) related to offline advertising for the year ended December 31, 2011 totaled $2,310,000 compared to $4,120,000 for the year ended December 31, 2010. The decrease in offline advertising expenses are primarily attributable to a reduction in offline marketing expenditures related to television advertising and production costs.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2011 increased by approximately 23% to $9,361,000, as compared to $7,592,000 for the year ended December 31, 2010.

The increase in general and administrative expenses was primarily the result of increases in professional fees of $592,000 and amounts paid in connection with the settlement of a patent infringement claim and an increase in stock-based compensation expenses of $233,000. These increases were partially offset by decreases in amortization expenses related to leasehold improvements and software of $179,000 and a decrease in Delaware franchise taxes of $150,000. The increase in general and administrative expenses for the year ended December 31, 2011, as compared to December 31, 2010, is also attributable to bad debt expense of $1,200,000, related to an outstanding trade receivable at December 31, 2011 from a third-party in connection with the bulk-sale of merchandise during the second quarter 2011, of which $475,000 was as a result of a write-off as we now believe we will be unable to collect it in its entirety. Additionally, we established an allowance for doubtful accounts for estimated losses resulting from the uncertainty of collecting the remaining balance of $725,000.

As a percentage of net sales, general and administrative expenses for the year ended December 31, 2011 increased to approximately 9.7% from 8.6% for the year ended December 31, 2010.

Loss from operations: Operating loss increased to $11,085,000 for the year ended December 31, 2011, from $3,846,000 for the year ended December 31, 2010.

Interest expense, net: Interest income decreased to $13,000 for the year ended December 31, 2011, from $39,000 for the year ended December 31, 2010. These amounts related primarily to interest income earned on our cash balances.

Other interest expense for the year ended December 31, 2011 increased to $358,000 compared to $226,000 for the year ended December 31, 2010. Interest expense consists of fees paid in connection with our credit facility.

Net loss per share attributable to Bluefly, Inc. stockholders: Net loss per share increased to $0.43 per share for the year ended December 31, 2011 from $0.17 per share for the year ended December 31, 2010. The increase in net loss per share is primarily attributable to an increase in net loss attributable to Bluefly, Inc. stockholders as compared to 2010.

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

We did not have any interest expense to related party stockholders for the year ended December 31, 2010, because our subordinated convertible notes were converted into equity in December 2009. By comparison, we had $1,413,000 of interest expense to related party stockholders for the year ended December 31, 2009.

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

Liquidity And Capital Resources

General

At December 31, 2011, we had approximately $4.4 million in cash and cash equivalents compared to $10.4 million and $10.0 million at December 31, 2010 and 2009, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at December 31, 2011, 2010 and 2009 was $20.7 million, $26.5 million and $19.4 million, respectively. As of December 31, 2011, we had an accumulated deficit of $162.5 million. We have incurred negative cash flows and cumulative net losses since inception.

Changes in cash and cash equivalents at December 31, 2011, compared to December 31, 2010, are primarily attributable to increases in cash used in operations related to normal increases in working capital requirements, an increase in inventory reserves resulting from a shift in Company strategy with a view to accelerating our inventory turns, related changes in operating assets and liabilities including net increases in our inventory balance of approximately $9.5 million and the launch of our new web site, Belle & Clive, and an investment in property and equipment of $4.8 million. These changes in operating assets were partially offset by approximately $6.4 million in net proceeds we received from the equity financing described below.

We believe that our existing cash balance, combined with working capital and the funds available from our existing credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

Securities Purchase Agreement

On September 7, 2011, we entered into a securities purchase agreement with Rho, Quantum Industrial Partners LDC and Prentice Consumer Partners, LP pursuant to which we sold to the purchasers 3,666,665 newly issued shares of our common stock, for an aggregate purchase price of $6,600,000, or $1.80 per share. We received proceeds from the sale of shares of common stock of approximately $6,418,000, net of $182,000 of issuance costs.

Credit facility

On June 17, 2011, we amended and restated our revolving loan with Wells Fargo for a three-year term with a maturity date of June 17, 2014. Pursuant to the terms of our credit facility, as amended, Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The credit facility is secured by a lien on substantially all of our assets. Availability under the credit facility is determined by a formula that takes into account a certain percentage of our inventory and a certain percentage of our accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of December 31, 2011, total availability under the credit facility was approximately $7.5 million, of which $4.2 million was committed for letters of credit in favor of suppliers, leaving approximately $3.3 million available for further borrowings. The terms of the credit facility contain a material adverse change clause. In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the credit facility and existing borrowings would become due and payable.

Interest accrues monthly on the average daily amount outstanding under the credit facility during the preceding month at a per annum rate equal to the prime rate plus 2.50%, or, LIBOR plus 2.75%. We also pay a monthly commitment fee on the unused portion of the credit facility (i.e., $7,500,000 less the amount of loans outstanding) equal to 0.75%, and a servicing fee of $3,333 per month. We also pay Wells Fargo certain fees to open letters of credit and guarantees in an amount equal to a certain specified percentage of the face amount of the letter of credit for each thirty (30) days of such letter of credit, or a portion thereof, remains open.

Both availability under our credit facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our credit facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of production. As of December 31, 2011, we had approximately $2,690,000 of prepaid inventory and approximately $156,000 of prepaid marketing expenses on our Consolidated Balance Sheets compared to $893,000 and $48,000 as of December 31, 2010 and $238,000 and $12,000 as of December 31, 2009, respectively.

We believe that in order to grow our business, we may need to make additional investments in technology, inventory and advertising in the future.  However, our budget is subject to a number of factors, including our results of operations.

Off balance sheet arrangements

Warrants issued in 2011 are equity linked derivatives and, accordingly, represent an off balance sheet arrangement.  These warrants are not classified as derivatives, but instead included as a component of stockholders’ equity. See our Consolidated Statements of Changes in Stockholders’ Equity for more information.

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

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2011. Management’s assessment of the effectiveness of internal control over financial reporting excludes our Eyefly LLC subsidiary in which we acquired a controlling interest in January 2011. The total assets and total net sales of Eyefly LLC each represent 1.5% and less than 1.0%, respectively, of the consolidated financial statements as of and for the year ended December 31, 2011. This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2012 annual meeting of stockholders.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements:

		REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

		CONSOLIDATED FINANCIAL STATEMENTS:

		Consolidated Balance Sheets as of December 31, 2011 and 2010

		Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

		Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009

		Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

		Notes to Consolidated Financial Statements

	(2)	Financial Statement Schedule:

		SCHEDULE II — Valuation and Qualifying Accounts For the Three Years Ended
		December 31, 2011

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

25

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

10.11

Master License Agreement, dated as of September 28, 2006, by and between the Company and Art Technology Group, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated October 3, 2006).

10.12	Bluefly, Inc. Amended and Restated 2005 Stock Incentive Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on April 16, 2007).
*10.13

Fulfillment Services Agreement, dated as of April 11, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 17, 2006).

10.14	Service Agreement, dated as of May 9, 2007, by and between the Company and VIPdesk Connect, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 10, 2007).
*10.15

Letter Agreement, dated as of December 21, 2007, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 27, 2007).

10.16

Standby Commitment Agreement, dated as of March 26, 2008, by Quantum Industrial Partners LDC, SFM Domestic Investments LLC and private funds associated with Maverick Capital, Ltd. in favor of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.17

Amended and Restated Warrant No. 1, dated April 8, 2008 and effective as of March 26, 2008, issued to Quantum Industrial Partners LDC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.18

Amended and Restated Warrant No. 2 dated April 8, 2008 and effective as of March 26, 2008, issued to SFM Domestic Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

.

10.19

Amended and Restated Warrant No. 3 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund USA, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.20

Amended and Restated Warrant No. 4 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund LDC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

10.21	Amended and Restated Warrant No. 5 dated April 8, 2008 and effective as of March 26, 2008, issued to Maverick Fund II, Ltd. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2008).

*10.22

Letter Agreement, dated as of November 19, 2008, by and between the Company and Fulfillment Technologies, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 24, 2008).

10.23

Securities Purchase Agreement, dated as of December 21, 2009, between Bluefly, Inc. and Rho Ventures VI, LP (incorporated by reference to the Company’s Current Report on Form 8-K, dated December 24, 2009).

10.24

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

10.25	Amendment No. 1 to the Amended and Restated Bluefly, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 3, 2010).
10.26	Lease Agreement by and between the Company and 42-52 West 39 Street LLC, dated March 17, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 22, 2010).
10.27

Amended and Restated Employment Agreement, dated as of April 27, 2010, by and between the Company and Melissa Payner-Gregor (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 30, 2010).

10.28	Operating Agreement of Eyefly LLC, dated as of January 4, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 10, 2011).
10.29	Management Services Agreement, dated as of January 4, 2011, by and between Eyefly LLC and Bluefly, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 10, 2011).
10.30

Management Services Agreement, dated as of January 4, 2011, by and between Eyefly LLC and Tworoger Associates, Ltd. (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 10, 2011).

10.31

Amended and Restated Credit Agreement, dated as of June 17, 2011, by and between Bluefly, Inc. and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 12, 2011).

10.32

Amended and Restated Security Agreement, dated as of June 17, 2011, by and between Bluefly, Inc. and Wells Fargo Bank, National Association (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 12, 2011).

10.33

Second Amended and Restated Employment Agreement, dated as of May 3, 2011, by and between the Company and Marty Keane (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 12, 2011).

27

10.34

Third Amended and Restated Employment Agreement, dated as of May 3, 2011, by and between the Company and Kara Jenny (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 12, 2011).

10.35

Employment Agreement, dated May 3, 2011 and effective as of May 31, 2011, by and between Bluefly, Inc. and Joseph Park (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 1, 2011).

10.36

Securities Purchase Agreement, dated as of September 7, 2011, by and among Bluefly, Inc., Rho Ventures VI, LP, Quantum Industrial Partners LDC and Prentice Consumer Partners, LP., with form of officer and director lock-up, and shareholder lock-up and support agreements attached thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2011).

10.37

Amended and Restated Registration Rights Agreement, dated as of September 7, 2011, among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd., Prentice Consumer Partners, LP, and Rho Ventures VI, LP. (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2011).

10.38

Separation Agreement, dated as of September 8, 2011, by and between Bluefly, Inc. and Bradford Matson with attached mutual release (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 10, 2011).

23.1	Consent of WeiserMazars LLP.
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Confidential treatment has been granted as to certain portions of this Exhibit. Such portions have been redacted and were filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By	/s/ Joseph C. Park
Joseph C. Park
Chief Executive Officer

April 6, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Wassong
David Wassong	Interim Chairman of the Board	April 6, 2012

/s/ Joseph C. Park
Joseph C. Park	Chief Executive Officer (Principal Executive Officer) Director	April 6, 2012
/s/ Kara B. Jenny
Kara B. Jenny	Chief Financial Officer (Principal Accounting Officer)	April 6, 2012
/s/ Mario Ciampi
Mario Ciampi	Director	April 6, 2012

/s/ Michael Helfand
Michael Helfand	Director	April 6, 2012

/s/ David Janke
David Janke	Director	April 6, 2012

/s/ Habib Kairouz
Habib Kairouz	Director	April 6, 2012

/s/ Martin Miller
Martin Miller	Director	April 6, 2012

/s/ Anthony Plesner
Anthony Plesner	Director	April 6, 2012

/s/ Andrew Russell
Andrew Russell	Director	April 6, 2012

/s/ Denise Seegal
Denise Seegal	Director	April 6, 2012

BLUEFLY, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

Page
Number
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F – 1

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2011 and 2010	F – 2

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009	F – 3

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2011, 2010 and 2009	F – 4

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009	F – 5

Notes to Consolidated Financial Statements	F – 6 to F – 22

SCHEDULE II — Valuation and Qualifying Accounts For the Three Years Ended December 31, 2011	S – 1

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Bluefly, Inc.

We have audited the accompanying consolidated balance sheets of Bluefly, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2011.  Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluefly, Inc. and subsidiary as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ WeiserMazars LLP

WeiserMazars LLP

New York, New York

April 6, 2012

Bluefly, Inc.

Consolidated Balance Sheets

December 31, 2011 and 2010

	2011	2010

Assets
Current assets:
Cash and cash equivalents	$4,413,000	$10,429,000
Accounts receivable, net of allowance for doubtful accounts	2,597,000	3,863,000
Inventories, net	32,083,000	25,128,000
Prepaid expenses and other current assets	3,643,000	1,595,000
Total current assets	42,736,000	41,015,000

Property and equipment, net	5,705,000	3,150,000

Other assets	185,000	133,000

Total assets	$48,626,000	$44,298,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,192,000	$4,515,000
Allowance for sales returns	3,124,000	3,142,000
Accrued expenses and other current liabilities	4,446,000	3,272,000
Deferred revenue	4,235,000	3,545,000
Total current liabilities	21,997,000	14,474,000

Deferred rent liability	373,000	183,000

Total liabilities	22,370,000	14,657,000

Commitments and contingencies (Note 7)

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Common stock – $.01 par value; 50,000,000 shares authorized as of December 31, 2011 and 2010, respectively; 28,629,296 and 24,944,986 shares issued as of December 31, 2011 and 2010, respectively, 28,290,898 and 24,606,588 shares outstanding as of December 31, 2011 and 2010, respectively	283,000	246,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	190,296,000	182,720,000
Accumulated deficit	(162,485,000)	(151,501,000)
Total Bluefly, Inc. stockholders’ equity	26,270,000	29,641,000
Non-controlling interest in subsidiary	(14,000)	--
Total stockholders’ equity	26,256,000	29,641,000
Total liabilities and stockholders’ equity	$48,626,000	$44,298,000

The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Net sales	$96,282,000	$88,563,000	$81,222,000
Cost of sales	67,997,000	55,360,000	49,665,000
Gross profit	28,285,000	33,203,000	31,557,000

Selling and fulfillment expenses	19,132,000	16,881,000	16,675,000
Marketing expenses	10,877,000	12,576,000	8,661,000
General and administrative expenses	9,361,000	7,592,000	8,882,000
Total operating expenses	39,370,000	37,049,000	34,218,000

Operating loss	(11,085,000)	(3,846,000)	(2,661,000)

Interest expense to related party stockholders	--	--	(1,413,000)
Other interest expense, net	(345,000)	(187,000)	(295,000)

Net loss	(11,430,000)	(4,033,000)	(4,369,000)

Less: net loss attributable to non-controlling interest in subsidiary	(446,000)	--	--

Net loss attributable to Bluefly, Inc. stockholders	$(10,984,000)	$(4,033,000)	$(4,369,000)

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders	$(0.43)	$(0.17)	$(0.31)

Weighted average common shares outstanding (basic and diluted)	25,767,483	23,685,338	14,003,534

The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2011, 2010 and 2009

	Common Stock
	$.01 Par Value		Treasury Stock		Additional			Total
	Number of		Number of		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at January 1, 2009	13,831,950	$138,000	229,287	$(1,612,000)	$163,746,000	$(143,878,000)	$-	$18,394,000

Stock based compensation	-	-	-	-	612,000	-	-	612,000

Issuance of restricted stock	10,312	-	-	-	-	-	-	-

Retirement of unvested restricted stock	(750)	-	-	-	-	-	-	-

Cumulative effect of a change in accounting principle	-	-	-	-	-	779,000	-	779,000

Delivery of deferred stock units	160,182	2,000	-	-	(2,000)	-	-	-

Purchase of treasury stock	-	-	103,215	(197,000)	-	-	-	(197,000)

Conversion of subordinated notes	1,764,706	17,000	-	-	3,331,000	-	-	3,348,000

Sale of common stock in connection with 2009
private placement (net of $269,000 issuance costs)	2,786,337	28,000	-	-	4,440,000	-	-	4,468,000

Net loss	-	-	-	-	-	(4,369,000)	-	(4,369,000)

Balance at December 31, 2009	18,552,737	185,000	332,502	(1,809,000)	172,127,000	(147,468,000)	-	23,035,000

Stock based compensation	-	-	-	-	634,000	-	-	634,000

Issuance of restricted stock	8,062	-	-	-	-	-	-	-

Retirement of unvested restricted stock	(1,500)	-	-	-	-	-	-	-

Delivery of deferred stock units	10,097	-	-	-	-	-	-	-

Purchase of treasury stock	-	-	5,896	(15,000)	-	-	-	(15,000)

Sale of common stock in connection with second
closing of 2009 private placement
(net of $244,000 issuance costs)	6,037,192	61,000	-	-	9,959,000	-	-	10,020,000

Net loss	-	-	-	-	-	(4,033,000)	-	(4,033,000)

Balance at December 31, 2010	24,606,588	246,000	338,398	(1,824,000)	182,720,000	(151,501,000)	-	29,641,000

Sale of common stock from Private Placement
(net of $182,000 issuance costs)	3,666,665	37,000	-	-	6,381,000	-	-	6,418,000

Stock based compensation	-	-	-	-	1,062,000	-	-	1,062,000

Purchase of noncontrolling interest in subsidiary	-	-	-	-	-	-	432,000	432,000

Warrants issued to third-party	-	-	-	-	100,000	-	-	100,000

Exercise of stock options	17,645	-	-	-	33,000	-	-	33,000

Net loss	-	-	-	-	-	(10,984,000)	(446,000)	(11,430,000)

Balance at December 31, 2011	28,290,898	$283,000	338,398	$(1,824,000)	$190,296,000	$(162,485,000)	$(14,000)	$26,256,000

The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities:
Net loss	$(11,430,000)	$(4,033,000)	$(4,369,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expenses	2,296,000	2,507,000	2,943,000
Provisions for returns	(18,000)	515,000	(1,080,000)
Bad debt expense	1,574,000	324,000	350,000
Reserve for inventory obsolescence	3,121,000	359,000	(534,000)
Stock-based compensation expense	1,062,000	634,000	612,000
Amortization expense related to warrants issued to third-party	100,000	--	--
Deferred rent expense	190,000	183,000	--
Amortization of discount on notes payable to related party stockholders	--	--	343,000
Change in fair value of embedded derivative financial liability to related party stockholders	--	--	785,000
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(308,000)	441,000	(1,678,000)
Inventories	(9,063,000)	(7,819,000)	6,023,000
Prepaid expenses and other current assets	(3,061,000)	(651,000)	(51,000)
Other assets	(71,000)	--	--
Increase (decrease) in:
Accounts payable	5,677,000	152,000	(3,981,000)
Accrued expenses and other current liabilities	1,174,000	(127,000)	2,252,000
Interest payable to related party stockholders	--	--	(106,000)
Deferred revenue	690,000	29,000	640,000
Net cash (used in) provided by operating activities	(8,067,000)	(7,486,000)	2,149,000

Cash flows from investing activities:
Purchases of property and equipment	(4,832,000)	(2,139,000)	(375,000)
Net cash used in investing activities	(4,832,000)	(2,139,000)	(375,000)

Cash flows from financing activities:
Net proceeds from common stock issuance to related party stockholders	6,418,000	10,020,000	4,468,000
Proceeds from capital contribution of non-controlling interest in subsidiary	432,000	--	--
Proceeds from exercise of stock options	33,000	--	--
Purchase of treasury stock	--	(15,000)	(197,000)
Net cash provided by financing activities	6,883,000	10,005,000	4,271,000

Net (decrease) increase in cash and cash equivalents	(6,016,000)	380,000	6,045,000
Cash and cash equivalents – beginning of year	10,429,000	10,049,000	4,004,000
Cash and cash equivalents – end of year	$4,413,000	$10,429,000	$10,049,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest expense	$291,000	$219,000	$239,000
Cash paid during the year for interest expense to related party stockholders	$--	$--	$347,000
Supplemental non-cash financing disclosure of cash flow information:
Conversion of notes payable to related party stockholders	$--	$--	$3,348,000

The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

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

Pursuant to the Operating Agreement, the Members made an aggregate of $700,000 of initial capital contributions in cash ($364,000 from the Company and $336,000 from A + D Labs) and agreed to make an additional $600,000 of capital contributions ($312,000 from the Company and $288,000 from A + D Labs) as necessary. In October 2011, the Members made additional capital contributions in the aggregate of $200,000 in cash ($104,000 from the Company and $96,000 from A + D Labs) pursuant to the Eyefly Operating Agreement. The Operating Agreement also provides the Company with an option (the “Call Option”) to purchase A + D Labs’ equity in Eyefly on or after the four year anniversary of formation at a valuation based on a specified multiple of adjusted EBITDA. In the event the Company exercises the Call Option, A + D Labs has the option to receive the purchase price for equity in cash or in shares of the Company’s Common Stock, provided that the total number of shares issued to A + D Labs pursuant to such option cannot exceed 4,918,856 shares (which is less than 20% of the outstanding shares of the Company’s Common Stock as of the date of the Operating Agreement).

In December 2011, the Company expanded its portfolio of web sites by launching its belleandclive.com web site (“Belle & Clive”), a members-only shopping destination that presents highly-curated selections of important brands via limited-time sale events.

The Company operates in one business segment and has no operations outside the United States.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation and use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include the adequacy of the allowances for sales returns, recoverability of inventories, useful lives of property and equipment (including web site development costs), realization of deferred tax assets, and the calculations related to stock-based compensation expense. Actual results could differ from those estimates. The Company’s success is largely dependent on its ability to anticipate, identify and respond to unexpected changes in fashion trends and to provide merchandise that satisfies consumer preferences and demand. The Company’s failure to anticipate, identify or respond to unexpected changes in fashion trends and consumer preferences could adversely affect its results of operations.

The Company has sustained cumulative net losses and negative cash flows from operations since inception. As of December 31, 2011, the Company had an accumulated deficit of $162,485,000. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations. The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months. Such estimate is based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, the Company may be unable to meet payment obligations as they come due which would have a material adverse impact on the Company’s operations.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Principles of consolidation

In January 2011, the Company adopted authoritative guidance relating to non-controlling interests in consolidated financial statements. The consolidated financial statements include the financial position, results of operations and cash flows of the Company and its majority-owned subsidiary, Eyefly, in which the Company has a controlling financial interest. All material intercompany transactions between the Company and Eyefly have been eliminated in consolidation. For a consolidated subsidiary that is less than wholly-owned, the third-party holdings of equity interests is presented as non-controlling interests in subsidiary in the consolidated financial statements. The portion of net income (loss) attributable to the non-controlling interests for such subsidiary is presented as net income (loss) attributable to non-controlling interests in subsidiary in the Consolidated Statements of Operations, and the portion of the stockholders’ equity of such subsidiary will be presented as non-controlling interest in subsidiary in the Consolidated Balance Sheets and Consolidated Statements of Changes in Stockholders’ Equity.

As of December 31, 2011, the total assets of Eyefly represent approximately 1.5% of the total consolidated assets of the Company. For the year ended December 31, 2011, the total net sales of Eyefly represent less than 1.0% of the total consolidated net sales of the Company.

Reclassifications

Certain amounts in the financial statements of the prior periods have been reclassified to conform to the current period presentation for comparative purposes. These amounts relate to (i) a reclassification of amounts due to customers related to returns that were previously presented within accounts receivable and is now presented as part of accrued expenses and other current liabilities, and (ii) costs related to property and equipment that were previously presented as computer equipment and software and is now presented as part of capitalized web site development costs within the notes to the consolidated financial statements.

Concentration

The Company, excluding Eyefly, acquired approximately 39% and 42% of its inventory from one supplier for the years ended December 31, 2011 and 2010, respectively.

For the year ended December 31, 2011, Eyefly purchased $249,000, which is approximately 100% of its total purchases, from A + D Labs pursuant to a management services agreement. As of December 31, 2011, the Company had related party amounts of $105,000 due to A + D Labs.

Revenue recognition

The Company recognizes revenue when the earnings process is complete and revenue is measurable. Gross sales consist primarily of revenue from product sales and shipping and handling charges and are net of promotional discounts and sales-based taxes assessed by governmental authorities that are imposed on and concurrent with sales transactions. Net sales represent gross sales, less provision for returns and credit card chargebacks.

Gross sales are recognized when all the following criteria are met:

•	A customer executes an order.

•	The product price and the shipping and handling fee have been determined.

•	Credit card authorization has occurred and collection is reasonably assured.

•	The product has been shipped and received by the customer.

Deferred revenue, which consists primarily of goods shipped to customers but not yet received and customer credits, totaled approximately $4,235,000 and $3,545,000 as of December 31, 2011 and 2010, respectively, which is classified as current liabilities in the Consolidated Balance Sheets.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Shipping and handling billed to customers is classified as revenue and freight cost incurred in connection with purchasing merchandise is classified as cost of goods in the Consolidated Statements of Operations.

Provisions for sales returns and doubtful accounts

The Company generally permits returns for any reason within 60 days of the sale. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of the merchandise. Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data. Accounts receivable, which represents billed credit card transactions in process to be collected and a trade receivable (discussed further below), is presented on the Consolidated Balance Sheets net of the allowance for doubtful accounts.

During the second quarter of 2011, the Company completed a bulk-sale of merchandise to a third-party for approximately $1,200,000. As a result of the third-party’s deteriorating financial condition during the fourth quarter of 2011, the Company wrote off $475,000 as bad debt expense (included within general and administrative expenses), which the Company now believes will be unable to collect it in its entirety. In addition, the Company has established an allowance for doubtful accounts for estimated losses resulting from the uncertainty of collecting the remaining balance of this trade receivable. This assessment is based on changes in payment terms and credit-worthiness of the third-party. Based on management’s overall assessment, the Company has established an allowance for doubtful accounts for the entire remaining balance of $725,000, with a corresponding charge to bad debt expense. This allowance for doubtful accounts was necessary as the trade receivable was unsecured and the amount that the Company may ultimately recover is not presently determinable.

As of December 31, 2011 and 2010, the allowance for doubtful accounts, which represents estimated credit card chargebacks and estimated losses related to the trade receivable, was $767,000 and $73,000, respectively, and the allowance for sales returns was $3,124,000 and $3,142,000, respectively, which is classified as current liabilities in the Consolidated Balance Sheets.

Fulfillment expenses

The Company utilizes a third-party service provider to perform all of its order fulfillment including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2011, 2010 and 2009, fulfillment expenses totaled $3,955,000, $3,765,000 and $4,020,000, respectively.

Marketing expenses

In addition to marketing salaries, marketing expenses consist primarily of online advertising, print and media advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. The costs associated with online advertising, which includes programs related to social media, offline and print, are expensed as incurred, with the exception of production costs related to print and television advertising which are expensed entirely the first time the advertising takes place. For the years ended December 31, 2011, 2010 and 2009 marketing expenditures (excluding staff related costs) were approximately $9,295,000, $11,298,000 and $7,603,000, respectively.

Stock-based compensation expenses

The Company’s Board of Directors has adopted three stock-based employee compensation plans, one in April 2005, one in July 2000 and one in May 1997 (collectively the “Plans”), which are described more fully in Note 9 – Stockholders’ Equity. The Plans, which provide for the granting of restricted stock awards, deferred stock unit awards, stock option awards, and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Vesting terms for restricted stock generally range from three months to one year, while deferred stock unit awards vest every three months over a period of one to three years. Stock option awards are granted in terms not to exceed ten years and become exercisable as specified when the option is granted and vesting terms range from immediately to a ratable vesting period of four years. As of December 31, 2011, the Plans have an aggregate of 1,654,316 shares remaining available for future issuance. Total stock-based compensation expense recorded in the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 were $1,062,000, $634,000 and $612,000, respectively.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Income taxes

Income taxes represents income taxes paid or payable (or received or receivable) for the current year and includes any changes in deferred taxes during the year. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in the deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2011 and 2010, the only tax authorities to which the Company is subject to are the U.S. federal tax authorities and various state tax authorities in the United States. Open tax years that are subject to examination by the U.S. federal and state tax authorities, which extend back to 1998, relate to years in which unused net operating losses were generated. The Company adopted authoritative guidance relating to uncertainty in income taxes, in which it prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that they have taken or expect to take on a tax return. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of the authoritative guidance and in subsequent periods. Upon the adoption of the authoritative guidance, and through December 31, 2011, the Company had no unrecognized tax benefits. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Balance Sheets as of December 31, 2011 and 2010 or Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders

Basic net loss per common share attributable to Bluefly, Inc. stockholders excludes dilution and is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share attributable to Bluefly, Inc. stockholders is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for stock option awards, warrants, restricted stock awards and deferred stock unit awards. Due to the Company’s net loss, (i) stock option awards and warrants to purchase shares of Common Stock, (ii) restricted stock awards that have not yet vested and (iii) deferred stock unit awards for shares that have not yet been delivered were not included in the computation of diluted loss per common share attributable to Bluefly, Inc. stockholders, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

	2011	2010	2009

Net loss attributable to Bluefly, Inc. stockholders	$(10,984,000)	$(4,033,000)	$(4,369,000)

Weighted average common shares outstanding (basic)	25,767,483	23,685,338	14,003,534

Stock option awards and warrants(1)(2)	--	--	--

Restricted stock and deferred stock awards(1)	--	--	--

Weighted average common shares outstanding (diluted)	25,767,483	23,685,338	14,003,534

(1)	As of December 31, 2011, 2010 and 2009, respectively, the Company had weighted average shares of the following potentially dilutive securities that were excluded from the computation of net loss per common share attributable to Bluefly, Inc. stockholders as the effects would be anti-dilutive:

Stock option awards and warrants	90,973	3,873	2,849

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Restricted stock and deferred stock awards	--	11,529	227,382

(2)	Under the treasury-stock method, the Company excluded all stock option awards and warrants from the computation of weighted average shares as a result of the average market price of the Company’s Common Stock being greater than the exercise price of the stock options and warrants.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are placed and maintained with financial institutions that it believes are of high credit quality. However, the Company’s cash and cash equivalents are potentially exposed to concentration of credit risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of insured limits.

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, other assets, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to their short maturities.

Inventories, net

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (“FIFO”) method. The Company reviews its inventory levels in order to identify slow-moving and unsellable merchandise and establishes a reserve for such merchandise. Inventory reserves are established based on historical data and management’s best estimate. Inventory may be marked down below cost if management determines that the inventory stock will not sell at or above its cost. Inventory is presented net of reserves on the Consolidated Balance Sheets.

As of December 31, 2011 and 2010, inventories, net consist of the following, respectively:

	2011	2010

Inventory on hand	$33,541,000	$24,527,000
Inventory to be recovered due to returns	1,819,000	1,694,000
Inventory reserves	(3,277,000)	(1,093,000)
Total inventories, net	$32,083,000	$25,128,000

Property and equipment, net

Property and equipment are stated at cost net of accumulated depreciation expenses. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Lease amortization is included in depreciation expense. Equipment and software are depreciated on a straight-line basis over two to seven years. Costs related to maintenance and repairs are expensed as incurred.

Web site development costs

Web site development costs, which consist primarily of external direct costs, relate to the Company’s Web Site, including Belle & Clive and Eyefly.com. All costs incurred by the Company related to the development phase, including costs incurred for enhancements that are expected to result in additionally functionality, are capitalized. Such costs are amortized on a straight-line basis over 36 months. All costs related to the planning and post-implementation phase, including training and maintenance, are expensed as incurred. Capitalized costs related to web site development are included in Property and equipment, net in the Company’s Consolidated Balance Sheets.

As of December 31, 2011 and 2010, the Company capitalized web site development costs of $3,575,000 and $1,512,000, respectively. For the years ended December 31, 2011, 2010 and 2009, the Company recognized amortization expenses of $1,720,000, $1,889,000 and $2,107,000, respectively, which is included in Selling and fulfillment expenses in the Company’s Consolidated Statements of Operations.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

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

Deferred rent liability

The Company recognizes and records rent expense related to its lease agreement, which includes scheduled rent increases, on a straight-line basis beginning on the commencement date over the life of the lease. The Company also recognizes and records rent concessions, in the form of reduced rent payments, on a straight-line basis over the life of the lease agreement. Differences between the straight-line rent expense and actual rent payments is recorded as deferred rent liability and presented as a long-term liability in the Consolidated Balance Sheet.

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

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2011 and 2010, property and equipment, net consist of the following:

	2011	2010

Capitalized web site development costs	$10,386,000	$6,811,000
Computer equipment and software	4,707,000	3,492,000
Leasehold improvements	1,160,000	1,145,000
Office equipment	247,000	220,000
	16,500,000	11,668,000
Less: accumulated depreciation	(10,795,000)	(8,518,000)
	$5,705,000	$3,150,000

Depreciation and amortization of property and equipment was approximately $2,277,000, $2,496,000 and $2,927,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2011 and 2010, prepaid expenses and other current assets consist of the following:

	2011	2010

Prepaid inventory	$2,690,000	$893,000
Prepaid expenses	247,000	199,000
Other current assets	706,000	503,000
	$3,643,000	$1,595,000

In 2011, the Company assessed the recoverability of the carrying value of merchandise credits and certain prepayments to suppliers

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

for inventory, which resulted in the write-off of $1,013,000. This write-off reflects merchandise credits from suppliers that the Company now believe may not be collected. The write-off was recorded as a component of Cost of sales in the Consolidated Statements of Operations for 2011.

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2011 and 2010, accrued expenses and other current liabilities consist of the following:

	2011	2010

Returns in process liability	$3,242,000	$2,154,000
Accrued salary, vacation and bonus expenses	687,000	703,000
Accrued media expenses	431,000	383,000
Other accrued expenses	86,000	32,000
	$4,446,000	$3,272,000

NOTE 6 – INCOME TAXES

For the years ended December 31, 2011, 2010 and 2009, the Company has incurred net operating losses and, accordingly, no provision for income taxes has been recorded, except for minimum state and local taxes.

At December 31, 2011, the Company had approximately $121,030,000 of U.S. federal and state net operating losses available for the benefit of the Company. The net operating loss carryforwards, if remained unutilized, will generally begin to expire from 2018 through 2031. These net operating loss carryforwards are possibly further limited pursuant to Section 382 of the Internal Revenue Code (the “Code”), which limits the utilization of the benefits from net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its historical Section 382 ownership changes prior to 2001 and has determined that the utilization of certain of its net operating loss carryforwards may be limited in connection with pre-2001 net operating losses.

The use of the net operating loss carryforwards may have additional limitations resulting from certain additional ownership changes, including the consummation of the sale of 3,666,665 shares of the Company’s common stock to certain related parties (as defined in Note 9 – Stockholders’ Equity) in 2011, which made the Company vulnerable to an ownership change for purposes of the Code. Transfers of shares by shareholders who own 5% or more of the Company’s outstanding common stock could also have the effect of limiting the Company’s ability to utilize our net operating loss carryforwards. The Company has not performed a recent analysis of its ownership changes under the Code.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are summarized as follows:

	2011	2010
Deferred tax assets:

Net operating losses	$46,308,000	$43,467,000
Accounts receivable and inventory reserves	3,019,000	1,705,000
Deferred revenue	1,532,000	1,351,000
Returns reserve	1,196,000	1,197,000
Accrued expenses	454,000	130,000
Deferred rent liability	143,000	--
Stock option expenses	59,000	10,000
Other accruals	12,000	26,000

Total deferred tax assets	52,723,000	47,886,000

Deferred tax liabilities:

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Depreciation and amortization	(880,000)	(169,000)

Total deferred tax liabilities	(880,000)	(169,000)

Net deferred tax assets before valuation allowance	51,843,000	47,717,000
Valuation allowance	(51,843,000)	(47,717,000)
Net deferred tax assets	$--	$--

For financial and tax reporting purposes, the Company has incurred net operating losses in each period since its inception and, therefore, a significant portion of the net deferred tax assets recognized relate to such net operating losses. In determining whether the Company may realize the benefits from these deferred tax assets, the Company considers all available objective and subjective evidence, both positive and negative. Based on the weight of such evidence, a valuation allowance is necessary for some portion, or all, of the net deferred tax assets. Although the realization of the benefits from utilizing the net deferred tax assets may not be assured, based on the available objective and subjective evidence, including the Company’s history of net operating losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable at December 31, 2011 and 2010. Accordingly, the Company provided a valuation allowance on the entire net deferred tax assets balance to reflect the uncertainty regarding the realizability of these assets for the periods presented.

For the year ended December 31, 2011, the Company’s net valuation allowance has increased by $4,126,000 to $51,843,000, compared to December 31, 2010.

A reconciliation between the U.S. federal statutory income tax benefit rate to the effective tax rate, by applying such rates to pre-tax net loss, are as follows:

	2011	2010	2011

U.S. federal statutory income tax benefit rate	(35.00)%	(35.00)%	(35.00)%
State income tax benefit rate, net of federal tax benefit	(4.58)%	(3.11)%	(3.92)%
Adjustment for prior year taxes	(0.80)%	2.65%	1.99%
Other	0.12%	0.25%	0.14%
Equity compensation	2.89%	6.29%	17.11%
Change in valuation allowance on deferred tax assets	37.67%	28.92%	19.68%
Effective tax rate	00.30%	00.00%	00.00%

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company has employment agreements with certain of its executive officers and other employees, which expire on various dates through June 30, 2014. As of December 31, 2011, the Company's aggregate cash commitment for future base salary under these employment contracts is as follows:

2012	$1,861,000
2013	462,000
2014	188,000
$2,511,000

In February 2012, the Company entered into an amended and restated employment agreement with Joseph C. Park, previously the Company’s Chief Operating Officer, in connection with Mr. Park’s promotion to Chief Executive Officer replacing Melissa Payner-Gregor, and a separation agreement with Ms. Payner, in connection with Ms. Payner’s resignation. The commitments under these agreements are reflected in the table above.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Leases

Future minimum lease payments under the Company’s operating lease, which has a term ending on December 31, 2020, excluding utilities, which have initial or remaining non-cancelable terms in excess of one year are as follows:

2012	$535,000
2013	554,000
2014	573,000
2015	593,000
2016	614,000
2017 & thereafter	2,679,000
$5,548,000

Rent expense (including amounts related to commercial rent tax) aggregated approximately $584,000, $613,000 and $692,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

Marketing commitments

As of December 31, 2011, the Company’s future advertising and marketing commitments, in connection with offline and online marketing programs, is as follows:

2012	$1,204,000
2013	195,000
$1,399,000

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

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

The Company recorded a cumulative effect of the change in accounting principle of approximately $779,000, which was recognized as a decrease in accumulated deficit at January 1, 2009. The amount recognized in the Company’s Consolidated Balance Sheet upon the initial adoption of the authoritative guidance described above was determined based on the amounts that would have been recognized if the authoritative guidance had been applied from the issuance date of the Subordinated Notes and the amount recognized in the Company’s Consolidated Balance Sheet upon the initial application of the authoritative guidance. In addition, as a result of the bifurcation, the Company recognized an Embedded Derivative of approximately $98,000 and a discount on the Subordinated Notes of $877,000, which reduced the carrying value of the Subordinated Notes at the date of adoption. This discount represents additional non-cash interest expense that is to be amortized over the remaining life of the Subordinated Notes.

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

For the year ended December 31, 2009, the Company recognized interest expense in connection with its Subordinated Notes, including changes in fair value of the Embedded Derivative, which were included in total interest expense to related party stockholders in the Consolidated Statements of Operations, as follows:

2009

Appreciation in fair value of embedded derivative financial liability to related party stockholders	$785,000
Amortization of discount on notes payable to related party stockholders	343,000
Interest expense to related party stockholders	241,000
Amortization expense of warrants issued to related party stockholders	44,000

Total interest expense to related party stockholders	$1,413,000

NOTE 9 – STOCKHOLDERS’ EQUITY

Authorized shares

The Company is incorporated in the State of Delaware and has 50,000,000 authorized shares of Common Stock, $.01 par value per share (the “Common Stock”) and 1,000,000 authorized shares of Preferred Stock, $.01 par value per share (the “Preferred Stock”).

Warrants to purchase common stock

Warrants issued to Consultant

In October 2011, the Company issued a warrant to a consultant to purchase 150,000 shares of Common Stock in exchange for

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

marketing services and vests equally over six months. Warrants were granted to this consultant in terms not to exceed ten years and become exercisable at the end of each vesting term. In determining the fair value of such warrant, the Company used the Black-Scholes option pricing model to calculate the value of the warrant. The assumptions used were as follows:

Risk-free interest rate	2.42%
Expected life (in years)	10.00
Dividend yield	0.00%
Expected volatility	93.20%

Expected volatility was based on the historical volatility of the price of the Company’s Common Stock, measured over the same period of time as the remaining maturity life of the warrants. The risk free interest rate was based on the interest rate for U.S. Treasury Notes having a maturity period equal to the remaining maturity life of the warrants.

Using the above assumptions, a value of $2.00 per share was assigned to the warrants, which is amortized through the vesting term and recorded as part of marketing expenses. For the year ended December 31, 2011, the Company recognized expense of $100,000 related to the warrants issued to this marketing consultant.

Warrants issued to Soros and Maverick

The Company has issued warrants to Soros and Maverick in connection with past financings. All expenses related to these warrants have been fully amortized.

The following table represents warrants issued to purchase Common Stock that are outstanding as of December 31, 2011:

	Number of	Exercise Price
Party	Warrants	Range (Per Share)	Expiration Dates

Consultant	150,000	$2.28	October 2021
Soros	35,201	$5.10 – $7.80	March 2013
Maverick	19,796	$5.10	March 2013
	204,997

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted three stock-based employee compensation plans. The Plans, which provide for the granting of restricted stock awards, deferred stock unit awards, stock option awards and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company.

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

Restricted Stock and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock awards and deferred stock units awards for key employees at December 31, 2011:

		Weighted Average		Weighted Average
	Restricted	Grant Date	Deferred	Grant Date
	Stock	Fair Value	Stock	Fair Value
	Awards	(per share)	Unit Awards	(per share)
Balance at December 31, 2008	6,750	$3.60	286,175	$8.80
Shares / Units Granted	10,312	1.04	--	--

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Shares / Units Forfeited	(750)	0.73	(10,464)	7.05
Shares / Units Restriction Lapses	(7,875)	4.12	(263,397)	7.26
Balance at December 31, 2009	8,437	0.92	12,314	12.70
Shares / Units Granted	8,062	2.25	--	--
Shares / Units Forfeited	(1,500)	1.49	(51)	12.70
Shares / Units Restriction Lapses	(7,687)	0.94	(12,263)	12.70
Balance at December 31, 2010	7,312	2.25	--	--
Shares / Units Granted	--	--
Shares / Units Forfeited	--	--
Shares / Units Restriction Lapses	(7,312)	2.25
Balance at December 31, 2011	--	--

Aggregate Grant Date Fair Value	$--		$--

Vesting Service Period of Shares Granted	1 year		12 – 36 months

Number of Shares / Units Vested During
December 31, 2009	6,750		11,925

Number of Shares / Units Non-vested at
December 31, 2009	8,437		389

Number of Shares / Units Vested During
December 31, 2010	7,687		12,263

Number of Shares / Units Non-vested at
December 31, 2010	7,312

Number of Shares / Units Vested During
December 31, 2011	7,312

Number of Shares / Units Non-vested at
December 31, 2011	--

For the years ended December 31, 2011, 2010 and 2009 the Company recognized expense of approximately $4,000, $23,000 and $534,000, respectively, in connection with these awards. All remaining outstanding restricted stock awards have vested and there were no restricted stock awards issued during 2011.

Stock Option Awards

The following table summarizes the Company’s stock option award activity:

		Weighted Average
	Number of	Exercise Price
	Shares	(Per Share)
Balance at December 31, 2008	354,856	$9.83
Stock option awards granted	11,000	1.49
Stock option awards cancelled	(158,096)	10.18
Stock option awards exercised	--	--
Balance at December 31, 2009	207,760	9.09
Stock option awards granted	1,904,348	2.40
Stock option awards cancelled	(21,000)	3.92
Stock option awards exercised	--	--
Balance at December 31, 2010	2,091,108	3.05
Stock option awards granted	1,109,134	2.42

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

Stock option awards cancelled	(385,915)	2.75
Stock option awards exercised	(17,645)	1.87
Stock option awards expired	(1,500)	15.83
Balance at December 31, 2011	2,795,182	2.84

Vested at December 31, 2009	180,787	9.94

Vested at December 31, 2010	520,908	5.00

Vested at December 31, 2011	901,341	3.76

The stock options are exercisable in different periods through 2021. Additional information with respect to the outstanding stock option awards as of December 31, 2011, is as follows:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Exercise	Remaining
	Options	Contractual	Price	Options	Price	Contractual
Range of Exercise Prices	Outstanding	Life	Per Share	Exercisable	Per Share	Life

$0.51 – $2.50	2,025,354	8.6 Years	$2.34	645,058	$2.40	8.2 Years
$2.51 – $5.00	632,128	8.6 Years	2.78	118,583	3.18	7.3 Years
$5.01 – $7.50	--	--	--	--	--	--
$7.51 – $10.00	74,550	1.3 Years	9.06	74,550	9.06	1.3 Years
$10.01 – $12.50	27,000	4.0 Years	11.96	27,000	11.96	4.0 Years
$12.51 – $15.50	36,150	3.2 Years	12.88	36,150	12.88	3.2 Years

$0.51 – $15.50	2,795,182	8.3 Years	2.84	901,341	3.76	7.2 Years

The total fair value of the 540,358 options that vested during the year was approximately $924,000. At December 31, 2011, there was no aggregate intrinsic value of the fully vested options and the weighted average remaining contractual life of the options was approximately 7 years. The Company has not capitalized any compensation cost, or modified any of its stock option awards and no cash was used to settle equity instruments granted under the Company’s equity incentive plans for the years ended December 31, 2011, 2010 and 2009.

For the year ended December 31, 2011, proceeds received from the exercise of stock options was approximately $33,000.

Other selected information is as follows:

	2011	2010	2009

Aggregate intrinsic value of outstanding options	$53,000	$935,000	$11,000

Aggregate intrinsic value of options exercised	6,000	--	--

Weighted average fair value per share of options granted	1.77	2.28	1.08

As of December 31, 2011, the total compensation cost related to non-vested stock option awards not yet recognized was $3,019,000. Total compensation cost is expected to be recognized over approximately three years on a weighted average basis.

The fair value of stock option awards granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the Company's Common stock. Management monitors stock option exercises and employee termination patterns to estimate forfeiture rates within the valuation model. The expected

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

holding period of options represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the option is based on the interest rate of the U.S. Treasury note in effect on the date of the grant.

The table below presents the weighted average assumptions used to calculate the fair value of stock option awards granted for the year ended December 31, 2011, 2010 and 2009, respectively:

	2011	2010	2009

Risk-free interest rate	1.88%	2.39%	2.66%
Expected life (in years)	6.7	5.5	5.8
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	82.42%	84.07%	86.25%

For the years ended December 31, 2011, 2010 and 2009 the Company recognized expense of approximately $1,058,000, $611,000 and $77,000, respectively, in connection with these awards.

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

Registration Rights and Warrants Issuance

In connection with the December 2009 Private Placement, the Company entered into a Registration Rights Agreement pursuant to which it agreed to file a registration statement with respect to the Private Placement Shares within 30 days following the date of the Second Closing (the “Filing Deadline”) and to cause such registration statement to be declared effective by the Securities and Exchange Commission within 180 days following the date of the Second Closing (the “Effectiveness Deadline”). The Registration Rights Agreement provided that the Company would be obligated to issue warrants to Rho in certain circumstances if the registration statement was not filed by the Filing Deadline or declared effective by the Effectiveness Deadline. The Company filed a registration statement with the Securities and Exchange Commission covering the Private Placement Shares on March 10, 2010 and the registration statement was declared effective on May 25, 2010. As the registration statement was filed within the Filing Deadline and was declared effective within the Effectiveness Deadline, the Company did not record any amounts in the consolidated financial statements with regards to warrants.

September 2011 Securities Purchase Agreement

On September 7, 2011 (the “Closing Date”), the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Rho, Quantum Industrial Partners LDC (“QIP”) and Prentice Consumer Partners, LP (“Prentice” and together with Rho and QIP, the “Purchasers”) pursuant to which the Company sold to the Purchasers 3,666,665 newly issued shares (the “Shares”) of its Common Stock, for an aggregate purchase price of $6,600,000, or $1.80 per share. The Company received

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

proceeds from the sale of Shares of Common Stock of approximately $6,418,000, net of $182,000 of issuance costs.

2011 Registration Rights and Warrants Issuance

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

The Company has filed the shelf registration statement with the Securities and Exchange Commission covering the September 2011 Shares on November 14, 2011 and the shelf registration statement was declared effective on February 7, 2012. As the registration statement was filed within the Filing Deadline and declared effective within the Required Effectiveness Deadline, the Company did not record any amounts in the consolidated financial statements with regards to warrants.

Non-controlling interest in subsidiary

The following table reflects the changes in stockholders’ equity attributable to the non-controlling interest in Eyefly at December 31, 2011:

Non-controlling
Interest In
Subsidiary
Balance at December 31, 2010	$--

Capital contribution of non-controlling interest in subsidiary	432,000

Net loss attributable to non-controlling interest in subsidiary	(446,000)

Balance at December 31, 2011	$(14,000)

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

NOTE 10 – FINANCING AGREEMENT

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

Under the terms of the Restated Credit Facility, Wells Fargo provides the Company with a revolving credit facility and issues letters of credit in favor of suppliers or factors. The Restated Credit Facility is secured by a lien on substantially all of the Company’s assets. Availability under the Restated Credit Facility is determined by a formula that takes into account a certain percentage of the amount of the Company’s inventory and a certain percentage of the Company’s accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at the Company’s request, subject to certain conditions. As of December 31, 2011, total availability under the Restated Credit Facility was approximately $7,500,000, of which $4,250,000 was committed for letters of credit in favor of suppliers, leaving approximately $3,250,000 available for further borrowings. The terms of the Credit Facility contain a material adverse condition clause. In the event of a material adverse change in the Company’s financial condition, the Company would not be able to obtain additional borrowings under the Credit Facility and existing borrowings would become due and payable.

For the years ended December 31, 2011, 2010 and 2009, the Company paid approximately $291,000, $219,000 and $239,000 in interest expense and fees, respectively, under the Credit Facility.

NOTE 11 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Amounts in thousands, except per share data:

	Quarter Ended(1)

2011	March 31,	June 30,	September 30,	December 31,

Net sales	$21,693	$24,037	$21,194	$29,358
Gross profit(3)	$8,195	$7,493	$6,178	$6,419
Net loss attributable to Bluefly, Inc. stockholders(2)(6)	$(1,278)	$(1,032)	$(2,494)	$(6,180)
Net loss per common share attributable to Bluefly, Inc.
Stockholders – basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.22)
Weighted average common shares outstanding – basic(5)	24,605,199	24,611,736	25,530,899	28,284,268	(4)
Weighted average common shares outstanding – diluted(5)	24,605,199	24,611,736	25,530,899	28,284,268	(4)

	Quarter Ended(1)

2010	March 31,	June 30,	September 30,	December 31,

Net sales	$20,240	$20,545	$19,202	$28,576
Gross profit	$8,337	$7,978	$6,924	$9,964
Net (loss) income	$(1,501)	$(724)	$(2,077)	$269
Net (loss) income per common share – basic and diluted	$(0.07)	$(0.03)	$(0.08)	$0.01
Weighted average common shares outstanding – basic(5)	20,896,437	24,597,254	24,598,151	24,598,811
Weighted average common shares outstanding – diluted(5)	20,896,437	24,597,254	24,598,151	24,724,658

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2011

	Quarter Ended(1)

2009	March 31,	June 30,	September 30,	December 31,

Net sales	$19,902	$19,858	$17,108	$24,354
Gross profit	$6,775	$7,884	$6,839	$10,059
Net loss	$(3,120)	$(186)	$(915)	$(148)
Net loss per common share – basic and diluted	$(0.23)	$(0.01)	$(0.07)	$(0.01)
Weighted average common shares outstanding – basic(5)	13,832,679	13,843,985	13,844,637	14,517,313
Weighted average common shares outstanding – diluted(5)	13,832,679	13,843,985	13,844,637	14,517,313

(1)	Quarterly amounts may not sum to the annual amounts due to rounding.

(2)	These amounts exclude the net loss attributable to the non-controlling interest in Eyefly LLC.

(3)	This amount, for the fourth quarter of 2011, includes (a) $2.4 million related to an increase in inventory reserves (of which $1.4 million relates to inventory written off as it was deemed unsellable) and (b) a write-off of $1.0 million related to merchandise credits from suppliers that the Company now believes may not be collected. The increase in inventory reserves was primarily the result of a shift in Company strategy with a view to accelerating our inventory turns.

(4)	Weighted average common shares outstanding (basic and diluted) increased to 28,284,268 as a result of the September 2011 financing.

(5)	For years that the Company has incurred losses, and as a result of losses incurred by the Company, all potentially dilutive securities are anti-dilutive and accordingly, basic and diluted weighted average common shares outstanding are equal for the periods presented.

(6)	This amount, for the fourth quarter of 2011, includes $1.2 million of bad debt expense (which is included as part of general and administrative expenses) related to (a) a write off of $475,000, which the Company now believes it will be unable to collect in its entirety and (b) an increase in its allowance for doubtful accounts of $725,000 related to the entire remaining balance of the trade receivable. This allowance for doubtful accounts was necessary as the trade receivable was unsecured and the amount that the Company may ultimately recover is not presently determinable.

NOTE 12 – SUBSEQUENT EVENT

In January 2012, a newly-formed subsidiary of the Company acquired assets of an existing flash sale web site from Moda For Friends LLC for a total purchase price of $600,000. The purchase price was paid by the issuance of 285,714 shares of the Company’s Common Stock, with each share being valued at $2.10 (the closing price of the Common Stock on the day prior to the consummation of the transaction). The Company completed the acquisition because it would be helpful to the launch and operation of its own flash sales business. The Company is seeking an independent appraisal of the assets acquired in the transaction; however, the appraisal was not complete by the time the Company issued its consolidated financial statements for the year ended December 31, 2011. Accordingly, the Company cannot reasonably estimate the fair value of the assets acquired at the time the Company issued its consolidated financial statements.

Schedule II – Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2011

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2010	Expenses	Accounts	Deductions	December 31, 2011

Allowance for sales returns	$(3,142,000)	$(56,372,000)	$--	$56,390,000	$(3,124,000)

Allowance for doubtful accounts	$(73,000)	$(1,103,000)	$--	$409,000	$(767,000)

Inventory reserves	$(1,093,000)	$(3,121,000)	$--	$937,000	$(3,277,000)

Deferred tax valuation allowance	$(47,717,000)	$(4,126,000)	$--	$--	$(51,843,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2009	Expenses	Accounts	Deductions	December 31, 2010

Allowance for sales returns	$(2,627,000)	$(55,570,000)	$--	$55,055,000	$(3,142,000)

Allowance for doubtful accounts	$(91,000)	$(324,000)	$--	$342,000	$(73,000)

Inventory reserves	$(1,286,000)	$(359,000)	$--	$552,000	$(1,093,000)

Deferred tax valuation allowance	$(47,388,000)	$(3,322,000)	$2,993,000	$--	$(47,717,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2008	Expenses	Accounts	Deductions	December 31, 2009

Allowance for sales returns	$(3,707,000)	$(48,934,000)	$--	$50,014,000	$(2,627,000)

Allowance for doubtful accounts	$(80,000)	$(350,000)	$--	$339,000	$(91,000)

Inventory reserves	$(1,689,000)	$534,000	$--	$(131,000)	$(1,286,000)

Deferred tax valuation allowance	$(42,093,000)	$(6,660,000)	$1,365,000	$--	$(47,388,000)

S-1