Form 10-Q
period 2012-03-31
BLUEFLY INC
filed 2012-05-15
CIK 1030896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_______________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

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

As of May 11, 2012, there were 28,576,612 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.

TABLE OF CONTENTS

MARCH 31, 2012

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Changes in Stockholders Equity for the three months ended March 31, 2012 (unaudited)	5

	Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and 2011 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7-11

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II –	OTHER INFORMATION

Item 6.	Exhibits	18

Signatures		19

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BLUEFLY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$2,520,000	$4,413,000
Accounts receivable — net of allowance for doubtful accounts	2,057,000	2,597,000
Inventories, net	27,459,000	32,083,000
Prepaid inventory	1,254,000	2,690,000
Prepaid expenses	121,000	247,000
Other current assets	552,000	706,000
Total current assets	33,963,000	42,736,000

Property and equipment, net	6,259,000	5,705,000

Intangible assets, net	466,000	--

Other assets	208,000	185,000

Total assets	$40,896,000	$48,626,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,134,000	$10,192,000
Allowance for sales returns	3,505,000	3,124,000
Accrued expenses and other current liabilities	2,965,000	4,446,000
Deferred revenue	3,830,000	4,235,000
Total current liabilities	20,434,000	21,997,000

Deferred rent	385,000	373,000

Total liabilities	20,819,000	22,370,000

Commitments and contingencies

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Common stock – $.01 par value; 50,000,000 shares authorized as of March 31, 2012 and December 31, 2011, respectively; 28,915,010 and 28,629,296 shares issued as of March 31, 2012 and December 31, 2011, respectively, 28,576,612 and 28,290,898 shares outstanding as of March 31, 2012 and December 31, 2011, respectively	286,000	283,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	192,018,000	190,296,000
Accumulated deficit	(170,355,000)	(162,485,000)
Total Bluefly, Inc. stockholders’ equity	20,125,000	26,270,000
Non-controlling interest in Eyefly LLC	(48,000)	(14,000)
Total stockholders’ equity	20,077,000	26,256,000
Total liabilities and stockholders’ equity	$40,896,000	$48,626,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$24,266,000	$21,693,000
Cost of sales	20,521,000	13,498,000
Gross profit	3,745,000	8,195,000

Selling and fulfillment expenses	5,458,000	4,337,000
Marketing expenses	2,578,000	3,000,000
General and administrative expenses	3,541,000	2,112,000
Total operating expenses	11,577,000	9,449,000

Operating loss	(7,832,000)	(1,254,000)

Other interest expense, net	(72,000)	(96,000)

Net loss	(7,904,000)	(1,350,000)

Less: net loss attributable to non-controlling interest in Eyefly LLC	(34,000)	(72,000)

Net loss attributable to Bluefly, Inc. stockholders	$(7,870,000)	$(1,278,000)

Basic and diluted net loss per common share
attributable to Bluefly, Inc. stockholders	$(0.28)	$(0.05)

Weighted average common shares outstanding
(basic and diluted)	28,523,237	24,605,199

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY

(Unaudited)

	Bluefly, Inc. Stockholders Equity

	Common Stock
	$.01 Par Value		Treasury Stock		Additional			Total
	Number of		Number of		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2011	28,290,898	$283,000	338,398	$(1,824,000)	$190,296,000	$(162,485,000)	$(14,000)	$26,256,000

Asset acquisition purchase	285,714	3,000	-	-	597,000	-	-	600,000

Stock based compensation	-	-	-	-	975,000	-	-	975,000

Warrants issued to third-party	-	-	-	-	150,000	-	-	150,000

Net loss	-	-	-	-	-	(7,870,000)	(34,000)	(7,904,000)

Balance at March 31, 2012	28,576,612	$286,000	338,398	$(1,824,000)	$192,018,000	$(170,355,000)	$(48,000)	$20,077,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(7,904,000)	$(1,350,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	667,000	676,000
Stock-based compensation expense	975,000	211,000
Provisions for returns	381,000	423,000
Bad debt expense	129,000	109,000
Reserve for inventory obsolescence	(562,000)	(50,000)
Amortization expense related to warrants issued to third-party	150,000	--
Deferred rent expense	12,000	17,000
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	411,000	(1,111,000)
Inventories	5,186,000	(1,961,000)
Prepaid inventory	1,436,000	(1,266,000)
Prepaid expenses	126,000	45,000
Other assets	220,000	28,000
Increase (decrease) in:
Accounts payable	(68,000)	1,728,000
Accrued expenses and other current liabilities	(1,481,000)	351,000
Deferred revenue	(405,000)	(153,000)

Net cash used in operating activities	(727,000)	(2,303,000)

Cash flows from investing activities:
Purchases of property and equipment	(1,166,000)	(641,000)

Net cash used in investing activities	(1,166,000)	(641,000)

Cash flows from financing activities:
Proceeds from capital contribution for the purchase of
non-controlling interest in subsidiary by third-party	--	336,000
Proceeds from exercise of stock options	--	6,000

Net cash provided by financing activities	--	342,000

Net decrease in cash and cash equivalents	(1,893,000)	(2,602,000)
Cash and cash equivalents – beginning of period	4,413,000	10,429,000
Cash and cash equivalents – end of period	$2,520,000	$7,827,000

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$65,000	$74,000
Supplemental disclosure of non-cash financing disclosure of cash flow information:
Issuance of common stock for asset acquisition	$600,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2012

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

In 2011, the Company and A + D Labs LLC (“A + D Labs” and, collectively with the Company, the “Members”) entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) in connection with the formation of Eyefly LLC (“Eyefly”), a Delaware limited liability company, which is initially owned 52% by the Company and 48% by A + D Labs. Eyefly was formed for the purposes of developing and operating an e-commerce web site and related online and mobile applications focused on selling fashionable prescription eyewear directly to consumers. Eyefly launched its e-commerce web site, eyefly.com (“Eyefly.com” and together with Bluefly.com and Belle & Clive, the “Web Sites”), in June 2011.

Pursuant to the Operating Agreement, the Members made an aggregate of $700,000 of initial capital contributions in cash ($364,000 from the Company and $336,000 from A + D Labs) and agreed to make an additional $600,000 of capital contributions ($312,000 from the Company and $288,000 from A + D Labs) as necessary. In October 2011, the Members made additional capital contributions in the aggregate of $200,000 in cash ($104,000 from the Company and $96,000 from A + D Labs) pursuant to the Operating Agreement. The Operating Agreement provides the Company with an option (the “Call Option”) to purchase A + D Labs’ equity in Eyefly on or after the four year anniversary of formation at a valuation based on a specified multiple of adjusted EBITDA. In the event the Company exercises the Call Option, A + D Labs has the option to receive the purchase price for equity in cash or in shares of the Company’s Common Stock, provided that the total number of shares issued to A + D Labs pursuant to such option cannot exceed 4,918,856 shares (which is less than 20% of the outstanding shares of the Company’s Common Stock as of the date of the Operating Agreement).

As of March 31, 2012, the total assets of Eyefly represent 1.4% of the total consolidated assets of the Company. For the three months ended March 31, 2012, the total net sales of Eyefly represent less than 1% of the total consolidated net sales of the Company.

On January 3, 2012, the Company formed a new wholly-owned subsidiary EVT Acquisition LLC, a Delaware limited liability company (“EVT”), in connection with the Company’s acquisition of assets discussed further in Note 4 – Acquisition.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2011.

The Company has sustained cumulative net losses and negative cash flows from operations since inception. As of March 31, 2012, the Company had an accumulated deficit of $170,355,000. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations. The Company believes that its existing cash balance, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2012

In addition, should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair its ability to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

Summary of significant accounting policies

Sales incentives

The Company frequently offers sales incentives to customers to receive a reduction in the sales price of merchandise. Sales incentives include discounts, coupons, daily deal programs and through our online marketing programs. For sales incentives issued to customers in conjunction with the sale of merchandise, the Company recognizes the reduction in gross sales at the time of sale.

Intangible assets

Intangible assets are recorded at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives. No significant residual value is estimated for the intangible assets.

The Company evaluates the recoverability of intangible assets at least annually for possible impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable.

Concentration

For the three months ended March 31, 2012, the Company, excluding Eyefly, acquired approximately 51% of its inventory from its two largest suppliers and 42% from one supplier for the three months ended March 31, 2011.

For the three months ended March 31, 2012 and 2011, Eyefly purchased $98,000 and $170,000, respectively, from A + D Labs pursuant to a management services agreement, which is approximately 100% of its total purchases. As of March 31, 2012 and December 31, 2011, Eyefly had related party amounts of $147,000 and $105,000 due to A + D Labs, respectively.

Recently issued, but not yet effective, accounting pronouncements

The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company’s consolidated financial position or results of operations.

NOTE 3 – FAIR VALUE

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to their short maturities.

NOTE 4 – ACQUISITION

On January 10, 2012, the Company, through a newly-formed wholly-owned subsidiary, EVT, entered into an asset purchase agreement with Moda for Friends LLC (the “Seller”) and purchased certain intangible assets that include a contractual-related agreement, purchased customer list, developed technologies and trademarks (the “Acquired Intangible Assets”) owned by the Seller for a total purchase price of $611,000 (includes transaction costs of $11,000), which the Company paid through the issuance of 285,714 shares of its Common Stock, with each share being valued at $2.10 (the closing price of the Common Stock on the day prior to the consummation of the transaction). The Company completed the asset acquisition because it would facilitate the launch and operation of its own flash sales business.

The Company has allocated the purchase price of the acquisition among the assets, based on their relative fair values, as follows:

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2012

Contract-related intangible	$428,000
Developed technology-related intangible	111,000
Customer-related intangible	62,000
Tradename	10,000
Total purchase price	$611,000

The carrying values of the Acquired Intangible Assets at March 31, 2012 were as follows:

	Weighted
	Average
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Value
Contract-related intangible	5	$428,000	$(18,000)	$410,000
Developed technology-related intangible	1	111,000	(23,000)	88,000
Customer-related intangible	2	62,000	(6,000)	56,000
Tradename	1	10,000	(2,000)	8,000
		$611,000	$(49,000)	$562,000

For the three months ended March 31, 2012, the Company recorded $49,000 in amortization expenses in the Consolidated Statements of Operations related to the Acquired Intangible Assets.

The estimated amortization expense for the unamortized Acquired Intangible Assets for the next five years and thereafter is as follows:

2012	$178,000
2013	122,000
2014	87,000
2015	86,000
2016	85,000
2017 and thereafter	3,000
$561,000

NOTE 5 – STOCK-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total stock-based compensation expense recorded in the Consolidated Statements of Operations was $975,000 and $211,000 for the three months ended March 31, 2012 and 2011, respectively.

Stock Option Awards

The fair value of stock options granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the price of the Company's Common Stock. Management monitors stock option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the stock option is based on the interest rate of U.S. Treasury notes in effect on the date of the grant.

The following table summarizes the Company’s stock option activity:

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2012

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Balance at December 31, 2011	2,795,182	$2.84
Options granted	601,500	$2.00
Options cancelled	(17,500)	$2.19
Options expired	--	$--
Options exercised	--	$--
Balance at March 31, 2012	3,379,182	$2.70

Vested at December 31, 2011	901,341	$3.76

Vested at March 31, 2012	1,430,755	$3.26

During the first quarter of 2012, 17,500 stock options were cancelled through normal employee attrition, of which 1,146 stock options were vested and 16,354 stock options were non-vested. During the first quarter of 2012, 530,560 stock options vested. The total fair value of the stock options that vested during the first quarter of 2012 was approximately $892,000. There were 601,500 stock options granted during the first quarter of 2012. At March 31, 2012, the aggregate intrinsic value of the fully vested stock options was $1,000 and the weighted average remaining contractual life of the stock options was approximately 7 years. The Company did not capitalize any compensation cost, or modify any of its stock option awards during the first quarter of 2012. There were no stock option exercises and no cash was used to settle equity instruments granted under the Company’s equity incentive plans during the first quarter of 2012.

As of March 31, 2012, the total compensation cost related to non-vested stock option awards not yet recognized was $2,939,000. Total compensation cost is expected to be recognized over three years on a weighted average basis.

For the three months ended March 31, 2012 and 2011, the Company recognized expense of approximately $975,000 and $208,000, respectively, in connection with these awards.

Restricted Stock Awards

There were no restricted stock awards issued during the three months ended March 31, 2012 or outstanding as of March 31, 2012 and, accordingly, the Company did not recognize any expense related to restricted stock awards. For the three months ended March 31, 2011, the Company recognized approximately $3,000 in expense related to restricted stock awards.

NOTE 6 – NET LOSS PER SHARE ATTRIBUTABLE TO BLUEFLY, INC. STOCKHOLDERS

Basic net loss per common share attributable to Bluefly, Inc. stockholders excludes dilution and is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share attributable to Bluefly, Inc. stockholders is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for stock option awards, warrants, restricted stock awards and deferred stock unit awards. Due to the Company’s net loss, (i) stock option awards and warrants to purchase shares of Common Stock and (ii) restricted stock awards that have not yet vested were not included in the computation of diluted loss per common share attributable to Bluefly, Inc. stockholders, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

MARCH 31, 2012

	Three Months Ended
	March 31,
	2012	2011

Net loss attributable to Bluefly, Inc. stockholders	$(7,870,000)	$(1,278,000)

Weighted average common shares outstanding (basic)	28,523,237	24,605,199

Stock option awards and warrants(1)(2)	--	--

Restricted stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	28,523,237	24,605,199

(1)	For the three months ended March 31, 2012 and 2011, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Stock option awards and warrants	6,893	435,637

(2)	Under the treasury-stock method, the Company excluded all stock option awards and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the stock option awards and warrants being greater than the average market price of the Company’s Common Stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Bluefly, Inc. is a leading Internet retailer that sells over 350 brands of designer apparel and accessories at discounts of up to 75% off of retail value. We launched bluefly.com in September 1998 and expanded our portfolio of web sites in 2011 by launching Belle & Clive, a members-only shopping destination that presents highly-curated selections of important brands via limited-time sale events, and launching Eyefly, an online retailer of fashionable prescription glasses.

During the first quarter of 2012, we embarked upon a new strategy of emphasizing inventory turns instead of gross margin.  The purpose of this strategy is to accelerate our inventory turns to use our capital more efficiently.  As a result, gross margins may be lower than they have been historically, although it is not expected that our margins will be as low as they were during the first quarter of 2012.

Our net sales increased by approximately 12% to $24,266,000 for the three months ended March 31, 2012, from $21,693,000 for the three months ended March 31, 2011. Our gross profit margin percentage decreased to 15.4% for the three months ended March 31, 2012, from 37.8% for the three months ended March 31, 2011. Our gross profit decreased by approximately 54% to $3,745,000 for the three months ended March 31, 2012, from $8,195,000 for the three months ended March 31, 2011. The decrease in both our gross profit and gross profit margin percentage was primarily attributable to a significant increase in promotional activity driven by an acceleration of our inventory turns for the purpose of using our capital more efficiently. As a result, gross margins may be lower than they have been historically, although it is not expected that our margins will be as low as they were during the first quarter of 2012. We incurred an operating loss of $7,832,000 for the three months ended March 31, 2012 as compared to an operating loss of $1,254,000 for the three months ended March 31, 2011. The increase in operating loss for the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, was primarily a result of a decrease in gross profit resulting from an increase in promotional activity and an increase in general and administrative expenses (primarily driven by stock-based compensation expense and severance payable to our former Chief Executive Officer), which were partially offset by a decrease in marketing expenses.

As a percentage of net sales, selling and fulfillment expenses increased to 22.5% for the three months ended March 31, 2012, compared to 20.0% for the three months ended March 31, 2011. General and administrative expenses increased to 14.6% for the three months ended March 31, 2012, compared to 9.8% for the three months ended March 31, 2011.

Total marketing expenses (including staff related costs) as a percentage of net sales decreased to 10.6% for the three months ended March 31, 2012, compared to 13.8% for the three months ended March 31, 2011. Total marketing expenses (excluding staff related costs) decreased to $2,275,000 for the three months ended March 31, 2012 from $2,618,000 for the three months ended March 31, 2011. Marketing expenses (excluding staff related costs) decreased primarily as a result of reduction in offline marketing expenditures related to television advertising as compared to the first quarter of 2011.

Our reserve for returns and credit card chargebacks decreased to 35.2% of gross sales for the first quarter of 2012 compared to 38.0% for the first quarter of 2011. The decrease was primarily caused by a reduction in our return rate, however, there can be no assurance that this trend will continue.

At March 31, 2012, we had an accumulated deficit of $170,355,000. The net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with developing and marketing our Web Sites, and building our infrastructure, as well as non-cash effects related to equity-linked instruments previously issued and payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended March 31, 2012 Compared To The Three Months Ended March 31, 2011.

The following table sets forth our Consolidated Statements of Operations data for the three months ended March 31st. All data is in thousands except as indicated below:

12

	2011		2010
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$24,266	100.0%	$21,693	100.0%
Cost of sales	20,521	84.6	13,498	62.2
Gross profit	3,745	15.4	8,195	37.8

Selling and fulfillment expenses	5,458	22.5	4,337	20.0
Marketing expenses	2,578	10.6	3,000	13.8
General and administrative expenses	3,541	14.6	2,112	9.8
Total operating expenses	11,577	47.7	9,449	43.6

Operating loss	(7,832)	(32.3)	(1,254)	(5.8)

Interest expense, net	(72)	(0.3)	(96)	(0.4)

Net loss	$(7,904)	(32.6)%	$(1,350)	(6.2)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly, sets forth our actual results based on these other metrics for the three months ended March 31st, as indicated below:

	2012	2011

Average order size (including shipping & handling)	$242.58	$296.60
New members added during the period*	489,181	70,159

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

Net sales: Gross sales for the three months ended March 31, 2012 increased by approximately 7% to $37,461,000, from $34,980,000 for the three months ended March 31, 2011. For the three months ended March 31, 2012, we recorded a provision for returns and credit card chargebacks and other discounts of $13,195,000, or approximately 35.2% of gross sales. For the three months ended March 31, 2011, the provision for returns and credit card chargebacks and other discounts was $13,287,000, or approximately 38.0% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate, however, there can be no assurance that this trend will continue.

After the necessary provisions for returns, credit card chargebacks and other discounts, our net sales for the three months ended March 31, 2012 were $24,266,000. This represents an increase of approximately 12% compared to the three months ended March 31, 2011, in which net sales totaled $21,693,000. The increase in net sales resulted primarily from an increase in customer orders and the reduction in return rates discussed above. This increase was partially offset by a decrease of approximately 18% in average order size, which resulted from sales incentives offered to customers as part of our promotional activity driven by an acceleration of our inventory turns for the purpose of using our capital more efficiently. For the three months ended March 31, 2012, revenue from shipping and handling (which is included in net sales) increased approximately 6% to $1,189,000, from $1,118,000 for the three months ended March 31, 2011. Shipping and handling increased primarily as the result of an increase in customer orders compared to the first quarter of 2011.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2012 was $20,521,000, resulting in a gross profit margin percentage of approximately 15.4%. Cost of sales for the three months ended March 31, 2011 was $13,498,000, resulting in a gross profit margin percentage of 37.8%. Gross profit decreased by approximately 54% to $3,745,000 for the three months ended March 31, 2012, compared to $8,195,000 for the three months ended March 31, 2011. The decrease in both gross profit and gross profit margin percentage is attributable to a significant increase in promotional activity driven by an acceleration of our inventory turns for the purpose of using our capital more efficiently. As a result, gross margins may be lower than they have been historically, although it is not expected that our margins will be as low as they were during the first quarter of 2012.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 26% for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. Selling and fulfillment expenses, which include a total of $105,000 and $68,000 of costs related to Eyefly for the three months ended March 31, 2012 and 2011, respectively, were comprised of the following:

	Three Months Ended March,
(All data in thousands)	2012		2011		Percentage
					Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$2,270	9.4%	$1,989	9.2%	14.1%
Technology	1,604	6.6	1,407	6.5	14.0
E-Commerce	1,584	6.5	941	4.3	68.3
Total selling and fulfillment expenses	$5,458	22.5%	$4,337	20.0%	25.8

As a percentage of net sales, our selling and fulfillment expenses increased to 22.5% for the three months ended March 31, 2012, as compared to 20.0% for the three months ended March 31, 2011.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased by 14.1% to $2,270,000 for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily as a result of an increase in variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns) and an increase in fees associated with our customer service call center.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and Web Site hosting expenses. For the three months ended March 31, 2012, technology expenses increased by 14.0% to $1,604,000 compared to the three months ended March 31, 2011. This increase was attributable to an increase in software support expenses of $81,000 and an increase in web site hosting expenses of $80,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web Site design. For the three months ended March 31, 2012, e-commerce expenses increased by approximately 68.3% to $1,584,000 as compared to the three months ended March 31, 2011, primarily as a result of expenses related to photo shoots for both Belle & Clive and Bluefly.com of $362,000, an increase in salary and salary related expenses of $163,000 and an increase in consulting expenses of $58,000.

Marketing expenses: Marketing expenses (including staff related costs) decreased by approximately 14% to $2,578,000 for the three months ended March 31, 2012, from $3,000,000 for the three months ended March 31, 2011.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, and fees paid to marketing affiliates and comparison engines, (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as (c) staff related costs. As a percentage of net sales, our marketing expenses decreased to 10.6% for the three months ended March 31, 2012 from 13.8% for the three months ended March 31, 2011.

For the three months ended March 31, 2012, total marketing expenses (excluding staff related costs) decreased by 13% to $2,275,000 from $2,618,000 for the three months ended March 31, 2011. The decrease in total marketing expenses (excluding staff related costs) was attributable to a reduction in offline marketing expenditures related to television advertising as compared to the first quarter of 2011, partially offset by increases in online marketing expenditures related to paid search and fees to affiliate marketing programs.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2012 increased to $3,541,000, as compared to $2,112,000 for the three months ended March 31, 2011. The increase in general and administrative expenses was primarily the result of an increase in stock-based compensation expenses related to equity awards of $747,000 and an increase in salary and salary related expenses of $660,000, which includes $627,000 of severance payable to our former Chief Executive Officer.

As a percentage of net sales, general and administrative expenses for the three months ended March 31, 2012 increased to 14.6%, from 9.8% for the three months ended March 31, 2011.

Loss from operations: For the three months ended March 31, 2012, we incurred an operating loss of $7,815,000, compared to an operating loss of $1,254,000 for the three months ended March 31, 2011.

Interest income: Interest income for the three months ended March 31, 2012 decreased to $1,000, from $7,000 for the three months ended March 31, 2011. These amounts related primarily to interest income earned on our cash balances.

Interest expense: Interest expense for the three months ended March 31, 2012 was approximately $73,000, compared to $103,000 for the three months ended March 31, 2011. Interest expense consists primarily of fees paid in connection with our credit facility.

Net loss per share attributable to Bluefly, Inc. stockholders: Net loss per share attributable to Bluefly, Inc. stockholders increased to $0.28 per share for the three months ended March 31, 2012, compared to $0.05 per share for the three months ended March 31, 2011. The increase in net loss per share attributable to Bluefly, Inc. stockholders is primarily attributable to an increase in our operating loss, which was partially offset by an increase in our weighted average common shares outstanding for the three months ended March 31, 2012 of 28,523,237, compared to 24,605,199 weighted average common shares outstanding for the three months ended March 31, 2011.

Liquidity And Capital Resources

General

At March 31, 2012, we had approximately $2.5 million in cash and cash equivalents compared to $4.4 million and $7.8 million at December 31, 2011 and March 31, 2011, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at March 31, 2012 and 2011 was $13.5 million and $25.8 million, respectively. Working capital at December 31, 2011 was $20.7 million. As of March 31, 2012, we had an accumulated deficit of approximately $170.4 million. We have incurred negative cash flows and cumulative net losses since inception.

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

We have also committed to make additional capital contributions of up to $208,000 in our majority-owned subsidiary, Eyefly, upon request.

We believe that in order to grow the business, we will need to make significant investments in marketing, business and technology development, and inventory.  To that end, in the normal course of business we have entered into agreements with suppliers and other business partners pursuant to which we commit to significant expenditures or make payments if minimum levels of purchases are not made.  However, our budget and our ability to make such expenditures are subject to a number of factors, including our results of operations.

Credit Facility

We have a credit facility with Wells Fargo Retail Finance LLC (“Wells Fargo”) with a maturity date of June 17, 2014 (“Credit Facility”). Our Credit Facility has standby and documentary letter of credit fees of 2.75% and 2.25%, respectively, and interest accrues on the average daily amount under the Credit Facility during the preceding month to a per annum rate equal to the prime rate plus 2.50%, or, LIBOR plus 2.75%.

Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of our assets. Availability under the Credit Facility is determined by a formula that takes into account specified percentages of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of March 31, 2012, total availability under the Credit Facility was approximately $6.7 million of which $4.4 million was committed for letters of credit in favor of suppliers, leaving approximately $2.3 million available for further borrowings. The terms of the Credit Facility contains a material adverse change clause. In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the Credit Facility and existing borrowings would become due and payable.

Both availability under our Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. In addition, from time to time we make prepayments in connection with our advertising campaign, as in some circumstances we need to pay in advance of media placements. As of March 31, 2012, we had approximately $1,254,000 of prepaid inventory on our Consolidated Balance Sheet, compared to $2,690,000 as of December 31, 2011.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute “forward-looking statements,” usually containing the words “believe,” “project,” “expect” or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company’s history of losses and anticipated future losses; the risk of availability of additional capital, if required, to satisfy the Company’s needs for cash flow and growth of the business; the Company’s ability to realize benefits from new initiatives such as its Eyefly subsidiary and its members-only web site Belle and Clive; risks associated with the Company’s shift in strategy to emphasize inventory turns over product margin; the risks that our reduction in spending on offline marketing in favor of online methods will continue to be successful; risks associated with the continuing difficulties in the unfavorable general economic environment; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately;

unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks associated with our dependence on one supplier for a material portion of our inventory; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; our potential exposure to product liability claims in the event that products sold by us are defective; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web Sites; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales and our ability to utilize our net operating losses.

Part II - OTHER INFORMATION

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
10.1	Separation Agreement, dated February 2, 2012, by and between Bluefly, Inc. and Melissa Payner-Gregor (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 3, 2012).
31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By: /s/ Joseph C. Park
Joseph C. Park
Chief Executive Officer

By: /s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

May 14, 2012

