Form 10-Q
period 2012-06-30
BLUEFLY INC
filed 2012-08-14
CIK 1030896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

As of August 13, 2012, there were 28,576,612 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.

TABLE OF CONTENTS

JUNE 30, 2012

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of June 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Operations for the six months ended June 30, 2012 and 2011 (unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the six months ended June 30, 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and 2011 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8 – 13

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14 – 21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II –	OTHER INFORMATION

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BLUEFLY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,686,000	$4,413,000
Accounts receivable — net of allowance for doubtful accounts	1,633,000	2,597,000
Inventories, net	25,243,000	32,083,000
Prepaid inventory	1,350,000	2,690,000
Prepaid expenses	71,000	247,000
Other current assets	394,000	706,000
Total current assets	30,377,000	42,736,000

Property and equipment, net	6,512,000	5,705,000

Intangible assets, net	503,000	--

Other assets	200,000	185,000

Total assets	$37,592,000	$48,626,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,661,000	$10,192,000
Allowance for sales returns	2,482,000	3,124,000
Accrued expenses and other current liabilities	3,186,000	4,446,000
Deferred revenue	3,472,000	4,235,000
Total current liabilities	21,801,000	21,997,000

Deferred rent liability	397,000	373,000

Total liabilities	22,198,000	22,370,000

Commitments and contingencies (Note 4)

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Common stock – $.01 par value; 50,000,000 shares authorized as of June 30, 2012 and December 31, 2011, respectively; 28,915,010 and 28,629,296 shares issued as of June 30, 2012 and December 31, 2011, respectively, 28,576,612 and 28,290,898 shares outstanding as of June 30, 2012 and December 31, 2011, respectively	286,000	283,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	192,355,000	190,296,000
Accumulated deficit	(175,304,000)	(162,485,000)
Total Bluefly, Inc. stockholders’ equity	15,513,000	26,270,000
Non-controlling interest in Eyefly LLC	(119,000)	(14,000)
Total stockholders’ equity	15,394,000	26,256,000
Total liabilities and stockholders’ equity	$37,592,000	$48,626,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Net sales	$22,215,000	$24,037,000
Cost of sales	17,786,000	16,544,000
Gross profit	4,429,000	7,493,000

Selling and fulfillment expenses	5,150,000	4,609,000
Marketing expenses	2,231,000	2,098,000
General and administrative expenses	1,955,000	1,927,000
Total operating expenses	9,336,000	8,634,000

Operating loss	(4,907,000)	(1,141,000)

Other interest expense, net	(113,000)	(55,000)

Net loss	(5,020,000)	(1,196,000)

Less: net loss attributable to non-controlling interest in Eyefly LLC	(71,000)	(164,000)

Net loss attributable to Bluefly, Inc. stockholders	$(4,949,000)	$(1,032,000)

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders	$(0.17)	$(0.04)

Weighted average common shares outstanding
(basic and diluted)	28,576,612	24,611,736

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011

Net sales	$46,481,000	$45,730,000
Cost of sales	38,307,000	30,042,000
Gross profit	8,174,000	15,688,000

Selling and fulfillment expenses	10,608,000	8,946,000
Marketing expenses	4,809,000	5,098,000
General and administrative expenses	5,496,000	4,039,000
Total operating expenses	20,913,000	18,083,000

Operating loss	(12,739,000)	(2,395,000)

Other interest expense, net	(185,000)	(151,000)

Net loss	(12,924,000)	(2,546,000)

Less: net loss attributable to non-controlling interest in Eyefly LLC	(105,000)	(236,000)

Net loss attributable to Bluefly, Inc. stockholders	$(12,819,000)	$(2,310,000)

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders	$(0.45)	$(0.09)

Weighted average common shares outstanding
(basic and diluted)	28,549,924	24,608,486

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Bluefly, Inc. Stockholders Equity

	Common Stock
	$.01 Par Value		Treasury Stock		Additional			Total
	Number of		Number of		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2011	28,290,898	$283,000	338,398	$(1,824,000)	$190,296,000	$(162,485,000)	$(14,000)	$26,256,000

Asset acquisition purchase	285,714	3,000	-	-	597,000	-	-	600,000

Stock based compensation	-	-	-	-	1,262,000	-	-	1,262,000

Warrants issued to third-party	-	-	-	-	200,000	-	-	200,000

Net loss	-	-	-	-	-	(12,819,000)	(105,000)	(12,924,000)

Balance at June 30, 2012	28,576,612	$286,000	338,398	$(1,824,000)	$192,355,000	$(175,304,000)	$(119,000)	$15,394,000

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(12,924,000)	$(2,546,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	1,428,000	1,401,000
Stock-based compensation expenses	1,262,000	435,000
Provisions for returns	(326,000)	(207,000)
Bad debt expense	196,000	195,000
Reserve for inventory obsolescence	(562,000)	133,000
Amortization expense related to warrants issued to third-party	200,000	--
Deferred rent expense	24,000	34,000
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	758,000	(346,000)
Inventories	7,402,000	(5,609,000)
Prepaid inventory	1,340,000	(1,846,000)
Prepaid expenses	176,000	(33,000)
Other assets	283,000	104,000
Increase (decrease) in:
Accounts payable	2,469,000	3,889,000
Accrued expenses and other current liabilities	(1,576,000)	(596,000)
Deferred revenue	(763,000)	(745,000)

Net cash used in operating activities	(613,000)	(5,737,000)

Cash flows from investing activities:
Purchases of property and equipment	(2,114,000)	(1,517,000)

Net cash used in investing activities	(2,114,000)	(1,517,000)

Cash flows from financing activities:
Proceeds from capital contribution for the purchase of non-controlling interest in subsidiary by third-party	--	336,000
Proceeds from exercise of stock options	--	18,000

Net cash provided by financing activities	--	354,000

Net decrease in cash and cash equivalents	(2,727,000)	(6,900,000)
Cash and cash equivalents – beginning of period	4,413,000	10,429,000
Cash and cash equivalents – end of period	$1,686,000	$3,529,000

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$86,000	$144,000
Supplemental disclosure of non-cash financing disclosure of cash flow information:
Issuance of common stock for asset acquisition	$600,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2012

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

In 2011, the Company and A + D Labs LLC (“A + D Labs” and, collectively with the Company, the “Members”) entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) in connection with the formation of Eyefly LLC (“Eyefly”), a Delaware limited liability company, which is currently owned 52% by the Company and 48% by A + D Labs. Eyefly was formed for the purposes of developing and operating an e-commerce web site and related online and mobile applications focused on selling fashionable prescription eyewear directly to consumers. Eyefly launched its e-commerce web site, eyefly.com (“Eyefly.com” and together with Bluefly.com and Belle & Clive, the “Web Sites”), in June 2011.

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

As of June 30, 2012, the total assets of Eyefly represent 1.3% of the total consolidated assets of the Company. For the three and six months ended June 30, 2012, the total net sales of Eyefly each represent less than 1% of the total consolidated net sales of the Company.

On January 3, 2012, the Company formed a new wholly-owned subsidiary EVT Acquisition LLC, a New York limited liability company (“EVT”), in connection with the Company’s acquisition of assets discussed further in Note 5 – Acquisition.

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

The Company has sustained cumulative net losses and negative cash flows from operations since inception. As of June 30, 2012, the Company had an accumulated deficit of $175,304,000. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations. The Company believes that its existing cash balance, proceeds from the recent bridge financing further discussed in Note 8 – Subsequent Events, combined with working capital and the funds available from the Company’s existing credit facility, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2012

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

Concentration

For the three months ended June 30, 2012 and 2011, the Company, excluding Eyefly, acquired approximately 53% and 49%, respectively, of its inventory from its two largest suppliers.

For the six months ended June 30, 2012 and 2011, the Company, excluding Eyefly, acquired approximately 58% and 50%, respectively, of its inventory from its three largest suppliers.

Related-party transactions

For the three months ended June 30, 2012 and 2011, Eyefly did not purchase any inventory from A + D Labs.

For the six months ended June 30, 2012 and 2011, Eyefly purchased $98,000 and $170,000, respectively from A + D Labs pursuant to a management services agreement.

As of June 30, 2012 and December 31, 2011, Eyefly had related party amounts of $222,000 and $105,000 due to A + D Labs, respectively, which is presented as part of Accounts payable within the Consolidated Balance Sheets.

As of June 30, 2012 and December 31, 2011, Eyefly had related party amounts of $245,000 and $227,000 due to the Company, respectively, which are eliminated in consolidation.

Recently issued, but not yet effective, accounting pronouncements

The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company’s consolidated financial position or results of operations.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2012

NOTE 3 – FAIR VALUE

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to their short maturities.

NOTE 4 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company has employment agreements with certain of its executive officers and other employees, which expire on various dates through June 30, 2015. On June 12, 2012, the Company entered into a new employment agreement with the Company’s Senior Vice President of Merchandising for a term continuing through June 30, 2015.

As of June 30, 2012, the Company's aggregate cash commitment for all future base salary under these employment contracts is as follows:

2012	$982,000
2013	762,000
2014	488,000
2015	150,000
$2,382,000

NOTE 5 – ACQUISITION

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

The Company has allocated the purchase price of the acquisition among the assets, based on their relative fair values, as follows:

Contract-related intangible	$428,000
Developed technology-related intangible	111,000
Customer-related intangible	62,000
Tradename	10,000
Total purchase price	$611,000

The carrying values of the Acquired Intangible Assets at June 30, 2012 were as follows:

	Weighted
	Average
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Contract-related intangible	5	$428,000	$(39,000)	$389,000
Developed technology-related intangible	1	111,000	(51,000)	60,000
Customer-related intangible	2	62,000	(14,000)	48,000
Tradename	1	10,000	(4,000)	6,000
		$611,000	$(108,000)	$503,000

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2012

For the three and six months ended June 30, 2012, the Company recorded $59,000 and $108,000, respectively, in amortization expenses in the Consolidated Statements of Operations related to the Acquired Intangible Assets.

The estimated amortization expense for the unamortized Acquired Intangible Assets for the next five years and thereafter is as follows:

2012	$120,000
2013	122,000
2014	87,000
2015	86,000
2016	85,000
2017	3,000
$503,000

NOTE 6 – STOCK-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total stock-based compensation expense recorded in the Consolidated Statements of Operations was $287,000 and $224,000 for the three months ended June 30, 2012 and 2011, respectively, and $1,262,000 and $435,000 for the six months ended June 30, 2012 and 2011, respectively.

Stock Option Awards

The fair value of stock option awards granted is estimated on the date of grant using a Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility of the price of the Company's Common Stock. Management monitors stock option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. The expected holding period of stock options represents the period of time that stock options granted are expected to be outstanding. The risk-free interest rate for periods within the expected life of the stock option award is based on the interest rate of U.S. Treasury notes in effect on the date of the grant.

The following table summarizes the Company’s stock option activity:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Balance at December 31, 2011	2,795,182	$2.84
Options granted	1,146,513	$1.73
Options cancelled	(103,902)	$2.12
Options expired	(950)	$14.13
Options exercised	--	$--
Balance at June 30, 2012	3,836,843	$2.53

Vested at December 31, 2011	901,341	$3.76

Vested at June 30, 2012	1,612,987	$3.14

During the second quarter of 2012, 86,402 stock option awards were cancelled through normal employee attrition, of which 1,502 stock option awards were vested and 84,900 stock option awards were non-vested. During the second quarter of 2012, 182,232 stock option awards vested. The total fair value of the stock options that vested during the second quarter of 2012 was approximately $309,000. There were 545,013 stock option awards granted during the second quarter of 2012. At June 30, 2012, there was no aggregate intrinsic value of the fully vested stock option awards and the weighted average remaining contractual life of the stock options was approximately seven years. The Company did not capitalize any compensation cost, or modify any of its stock option awards during the second quarter of 2012. There were no stock option exercises and no cash was used to settle equity instruments granted under the Company’s equity incentive plans during the second quarter of 2012.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2012

As of June 30, 2012, the total compensation cost related to non-vested stock option awards not yet recognized was $3,081,000. Total compensation cost is expected to be recognized over three years on a weighted average basis.

For the three months ended June 30, 2012 and 2011, the Company recognized expense of approximately $287,000 and $224,000, respectively, and $1,262,000 and $432,000 for the six months ended June 30, 2012 and 2011, respectively, in connection with these awards.

Restricted Stock Awards

There were no restricted stock awards issued during the three and six months ended June 30, 2012 or outstanding as of June 30, 2012 and, accordingly, the Company did not recognize any expense related to restricted stock awards. There were no restricted stock awards issued during the three months ended June 30, 2011. For the six months ended June 30, 2011, the Company recognized approximately $3,000 in expense related to restricted stock awards.

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

	Three Months Ended
	June 30,
	2012	2011

Net loss attributable to Bluefly, Inc. stockholders	$(4,949,000)	$(1,032,000)

Weighted average common shares outstanding (basic)	28,576,612	24,611,736

Stock option awards and warrants(1)(2)	--	--

Restricted stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	28,576,612	24,611,736

(1)	For the three months ended June 30, 2012 and 2011, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Stock option awards and warrants	--	330,861

(2)	Under the treasury-stock method, the Company excluded all stock option awards and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the stock option awards and warrants being greater than the average market price of the Company’s Common Stock.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

JUNE 30, 2012

	Six Months Ended
	June 30,
	2012	2011

Net loss attributable to Bluefly, Inc. stockholders	$(12,819,000)	$(2,310,000)

Weighted average common shares outstanding (basic)	28,549,924	24,608,486

Stock option awards and warrants(1)(2)	--	--

Restricted stock awards(1)	--	--

Weighted average common shares outstanding (diluted)	28,549,924	24,608,486

(1)	For the six months ended June 30, 2012 and 2011, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Stock option awards and warrants	1,821	419,294

(2)	Under the treasury-stock method, the Company excluded all stock option awards and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the stock option awards and warrants being greater than the average market price of the Company’s Common Stock.

NOTE 8 – SUBSEQUENT EVENT

On August 13, 2012 (the “Closing Date”), the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rho Ventures VI, L.P. (“Rho”) and Prentice Consumer Partners, LP (“Prentice”, and together with Rho, the “Purchasers”) pursuant to which the Company issued (i) $1,500,000 aggregate principal amount of collateralized subordinated convertible promissory notes to Rho (the “Rho Notes”) and (ii) $1,500,000 aggregate principal amount of collateralized subordinated promissory notes to Prentice (the “Prentice Notes” and together with the Rho Notes, the “Notes”).

The Rho Notes bear interest at 12% per annum, compounded annually, and interest is payable upon maturity or conversion.  The Prentice Notes bear interest at 15% per annum, compounded annually, and interest is payable quarterly.  Prentice received an origination fee on the Closing Date equal to 2 percent of its loan amount. The Rho Notes are convertible, at the holder's option, (a) into equity securities that the Company might issue in any subsequent round of financing that results in proceeds to the Company of at least $7,500,000 (a “Qualified Financing”) at a price equal to the lowest price per share paid by any investor in such Qualified Financing or (b) into shares of the Company’s common stock at a price per share equal to $1.05, which represents the fair market value on the Closing Date.

The Notes have a one-year term but may become due prior to the end of such term in the event of a change of control or a Qualified Financing.  The Notes are collateralized by second priority liens on all assets of the Company.

In connection with the issuance of the Notes, the Company also issued warrants, having a term of seven years, to purchase 476,190 shares of the Company’s common stock (the “Warrants”) to each of Rho and Prentice at a price equal to $1.05 per share, which represents the fair market value of the Common Stock on the Closing Date.  Prior to stockholder approval, which the Company has agreed to seek promptly, the Rho Notes will be convertible and the Warrants will be exercisable only to the extent permitted by the applicable rules of the Nasdaq Capital Market. Rho and Prentice have sufficient voting power to approve this matter without the vote of any other stockholder.

The terms of the Notes contain a financial covenant in which the Company is to maintain current assets in excess of $20,000,000 including cash and cash equivalents, accounts receivable, net and inventories, net (the “Financial Covenant”). In the event that the Company does not maintain this Financial Covenant, the outstanding principal and accrued interest expense of the Notes shall be accelerated and automatically become due and payable.

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

During the first quarter of 2012, we embarked upon a new strategy that focuses on lowering our customer acquisition costs, increasing the lifetime value of our customers and increasing our return on invested capital. To increase our return on invested capital, we have focused on improving our inventory turns by being more competitive with our pricing. As we move forward, we plan to shift the inventory mix toward higher inventory margin product and we plan to add more revenue streams that require minimal working capital and increasing the percentage of overall business derived from contemporary inventory, which historically has higher gross margins. Management believes that these initiatives will take several quarters to materialize. During the second quarter of 2012, this shift in strategy has negatively impacted gross margin percentages as we were promotional and continued to deliberately reduce inventory purchases since the beginning of the year. However, we expect gross margin percentages to improve over time as these initiatives take effect. Although it is not expected that our gross margin percentages will be as low as they were during the first half of 2012, our gross margin percentages may continue to be lower than they have been historically in future periods while we are implementing this new strategy.

We also expect to lower our customer acquisition costs as we sign up more visitors to both Bluefly.com and Belle & Clive and convert subscribers to our email marketing program. This in turn will enable us to more cost effectively market to our customers without spending significantly more marketing dollars, which will lower our customer acquisition costs and increase the lifetime value of our customers. We have already seen improvements in our member acquisition costs as we acquired 417,593 members at $4.87 per member for the three months ended June 30, 2012, compared to 79,376 members at $22.14 per member for the three months ended June 30, 2011.

Our net sales decreased by approximately 8% to $22,215,000 for the three months ended June 30, 2012, from $24,037,000 for the three months ended June 30, 2011. Our gross margin percentage decreased to 19.9% for the three months ended June 30, 2012, from 31.2% for the three months ended June 30, 2011. Our gross profit decreased by approximately 41% to $4,429,000 for the three months ended June 30, 2012, from $7,493,000 for the three months ended June 30, 2011. The decrease in both our gross profit and gross margin percentage was primarily attributable to the deliberate shift in our strategy discussed above as we increase inventory turns by being more competitive with our pricing and selling merchandise at lower gross margin percentages. We incurred an operating loss of $4,907,000 for the three months ended June 30, 2012 as compared to an operating loss of $1,141,000 for the three months ended June 30, 2011. The increase in operating loss for the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, was primarily a result of a decrease in gross profit and an increase in selling and fulfillment expenses and marketing expenses.

As a percentage of net sales, selling and fulfillment expenses increased to 23.2% for the three months ended June 30, 2012, compared to 19.2% for the three months ended June 30, 2011. General and administrative expenses increased to 8.8% for the three months ended June 30, 2012, compared to 8.0% for the three months ended June 30, 2011.

Total marketing expenses (including staff related costs) as a percentage of net sales increased to 10.0% for the three months ended June 30, 2012, compared to 8.7% for the three months ended June 30, 2011. Total marketing expenses (excluding staff related costs) increased to $2,034,000 for the three months ended June 30, 2012 from $1,757,000 for the three months ended June 30, 2011. Marketing expenses (excluding staff related costs) increased primarily as a result of an increase in online marketing expenditures.

Our reserve for returns and credit card chargebacks decreased to 36.2% of gross sales for the second quarter of 2012 compared to 37.5% for the second quarter of 2011. The decrease was primarily caused by a reduction in our return rate, however, there can be no assurance that this trend will continue.

At June 30, 2012, we had an accumulated deficit of $175,304,000. The net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with developing and marketing our Web Sites, and building our infrastructure, as well as non-cash effects related to equity-linked instruments previously issued and payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended June 30, 2012 Compared To The Three Months Ended June 30, 2011.

The following table sets forth our Consolidated Statements of Operations data for the three months ended June 30th. All data is in thousands except as indicated below:

	2012		2011
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$22,215	100.0%	$24,037	100.0%
Cost of sales	17,786	80.1	16,544	68.8
Gross profit	4,429	19.9	7,493	31.2

Selling and fulfillment expenses	5,150	23.2	4,609	19.2
Marketing expenses	2,231	10.0	2,098	8.7
General and administrative expenses	1,955	8.8	1,927	8.0
Total operating expenses	9,336	42.0	8,634	35.9

Operating loss	(4,907)	(22.1)	(1,141)	(4.7)

Interest expense, net	(113)	(0.5)	(55)	(0.2)

Net loss	$(5,020)	(22.6)%	$(1,196)	(4.9)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly, sets forth our actual results based on these other metrics for the three months ended June 30th, as indicated below:

	2012	2011

Average order size (including shipping & handling)	$282.99	$315.45
New members added during the period*	417,593	79,376

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

Net sales: Gross sales for the three months ended June 30, 2012 decreased by approximately 9% to $34,840,000, from $38,435,000 for the three months ended June 30, 2011. For the three months ended June 30, 2012, we recorded a provision for returns and credit card chargebacks of $12,625,000, or approximately 36.2% of gross sales. For the three months ended June 30, 2011, the provision for returns and credit card chargebacks was $14,398,000, or approximately 37.5% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate, however, there can be no assurance that this trend will continue.

After the necessary provisions for returns, credit card chargebacks, our net sales for the three months ended June 30, 2012 were $22,215,000. This represents a decrease of approximately 8% compared to the three months ended June 30, 2011, in which net sales totaled $24,037,000. The decrease in net sales resulted primarily from a 10% decrease in average order size, related to more promotional activity, which was partially offset by an increase in customer orders, and, in part, a planned decrease in inventory purchases since the beginning of the year. In addition, included in net sales for the second quarter of 2011 was an opportunistic sale of inventory to a third-party in the amount of $1,331,000. For the three months ended June 30, 2012, revenue from shipping and handling (which is included in net sales) decreased approximately 23% to $885,000, from $1,157,000 for the three months ended June 30, 2011. Revenue from shipping and handling decreased primarily as the result of an increase in promotional activity offered to customers compared to the second quarter of 2011.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended June 30, 2012 was $17,786,000, resulting in a gross margin percentage of approximately 19.9%. Cost of sales for the three months ended June 30, 2011 was $16,544,000, resulting in a gross margin percentage of approximately 31.2%. Gross profit decreased by approximately 41% to $4,429,000 for the three months ended June 30, 2012, compared to $7,493,000 for the three months ended June 30, 2011. The decrease in both gross profit and gross margin percentage is attributable to the deliberate shift in our strategy discussed above as we increase inventory turns by being more competitive with our pricing and selling merchandise at lower gross margin percentages. While our gross profit and gross margin percentage have decreased during the quarter, our inventory turns have improved by 32% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Although it is not expected that our gross margin percentages will be as low as they were during the first quarter of 2012, which was 15.4%, our gross margin percentages may continue to be lower than they have been historically in future periods while we are implementing this new strategy.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 12% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011. Selling and fulfillment expenses, which include a total of $118,000 and $205,000 of costs related to Eyefly for the three months ended June 30, 2012 and 2011, respectively, were comprised of the following:

	Three Months Ended June 30,				Percentage
(All data in thousands)	2012		2011		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$2,105	9.5%	$2,063	8.6%	2.0%
Technology	1,639	7.4	1,535	6.4	6.8
E-Commerce	1,406	6.3	1,011	4.2	39.1
Total selling and fulfillment expenses	$5,150	23.2%	$4,609	19.2%	11.7%

As a percentage of net sales, our selling and fulfillment expenses increased to 23.2% for the three months ended June 30, 2012, as compared to 19.2% for the three months ended June 30, 2011.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased by 2.0% to $2,105,000 for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily as a result of an increase in variable fulfillment costs (e.g., picking and packing orders and processing returns) associated with an increase in customer orders, which was partially offset by a decrease in credit card fees associated with a decrease in average order size and net sales.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and web site hosting expenses. For the three months ended June 30, 2012, technology expenses increased by 6.8% to $1,639,000, compared to the three months ended June 30, 2011. This increase was attributable to an increase in consulting fees related to short-term staffing of $111,000, an increase in software support expenses of $65,000 and an increase in web site hosting expenses of $62,000, which were partially offset by a decrease in salary and salary related expenses of $120,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web Site design. For the three months ended June 30, 2012, e-commerce expenses increased by approximately 39.1% to $1,406,000 as compared to the three months ended June 30, 2011, primarily as a result of an increase in expenses related to photo shoots for Belle & Clive of $150,000, an increase in salary and salary related expenses of $149,000.

Marketing expenses: Marketing expenses (including staff related costs) increased by approximately 6% to $2,231,000 for the three months ended June 30, 2012, from $2,098,000 for the three months ended June 30, 2011.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, and fees paid to marketing affiliates and comparison engines, (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as (c) staff related costs. As a percentage of net sales, our marketing expenses increased to 10.0% for the three months ended June 30, 2012 from 8.7% for the three months ended June 30, 2011.

For the three months ended June 30, 2012, total marketing expenses (excluding staff related costs) increased by 16% to $2,034,000 from $1,757,000 for the three months ended June 30, 2011. The increase in total marketing expenses (excluding staff related costs) was attributable to an increase in online marketing expenditures related to direct-email marketing programs resulting from an increase in our overall membership file and fees paid to affiliate marketing programs.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended June 30, 2012 increased to $1,955,000, as compared to $1,927,000 for the three months ended June 30, 2011. The increase in general and administrative expenses was primarily the result of an increase in stock-based compensation expenses related to equity awards of $86,000, which were partially offset by a decrease in salary and salary related expenses of $88,000.

As a percentage of net sales, general and administrative expenses for the three months ended June 30, 2012 increased to 8.8%, from 8.0% for the three months ended June 30, 2011.

Loss from operations: For the three months ended June 30, 2012, we incurred an operating loss of $4,907,000, compared to an operating loss of $1,141,000 for the three months ended June 30, 2011.

Other interest expense, net: Interest expense for the three months ended June 30, 2012 increased to approximately $113,000, compared to $59,000 for the three months ended June 30, 2011. Interest expense consists primarily of fees paid in connection with our credit facility.

Interest income for the three months ended June 30, 2012 decreased to less than $1,000, from $4,000 for the three months ended June 30, 2011. These amounts related primarily to interest income earned on our cash balances.

Net loss per share attributable to Bluefly, Inc. stockholders: Net loss per share attributable to Bluefly, Inc. stockholders increased to $0.17 per share for the three months ended June 30, 2012, compared to $0.04 per share for the three months ended June 30, 2011. The increase in net loss per share attributable to Bluefly, Inc. stockholders is primarily attributable to an increase in our operating loss, which was partially offset by an increase in our weighted average common shares outstanding for the three months ended June 30, 2012 of 28,576,612, compared to 24,611,736 weighted average common shares outstanding for the three months ended June 30, 2011, in connection with the private placement in September 2011 where we issued 3,666,665 shares of common stock to certain related-party stockholders.

For The Six Months Ended June 30, 2012 Compared To The Six Months Ended June 30, 2011.

The following table sets forth our Consolidated Statements of Operations data for the six months ended June 30th. All data is in thousands except as indicated below:

	2012		2011
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$46,481	100.0%	$45,730	100.0%
Cost of sales	38,307	82.4	30,042	65.7
Gross profit	8,174	17.6	15,688	34.3

Selling and fulfillment expenses	10,608	22.8	8,946	19.6
Marketing expenses	4,809	10.4	5,098	11.1
General and administrative expenses	5,496	11.8	4,039	8.8
Total operating expenses	20,913	45.0	18,083	39.5

Operating loss	(12,739)	(27.4)	(2,395)	(5.2)

Other interest expense, net	(185)	(0.4)	(151)	(0.3)

Net loss	$(12,924)	(27.8)%	$(2,546)	(5.5)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly, sets forth our actual results based on these other metrics for the six months ended June 30th, as indicated below:

	2012	2011

Average order size (including shipping & handling)	$260.49	$305.97
New members added during the period*	906,774	149,535

*Based on unique email addresses

Net sales: Gross sales for the six months ended June 30, 2012 decreased by approximately 2% to $72,301,000 from $73,415,000 for the six months ended June 30, 2011. For the six months ended June 30, 2012, we recorded a provision for returns and credit card chargebacks of $25,820,000 or approximately 35.7% of gross sales. For the six months ended June 30, 2011, the provision for returns and credit card chargebacks was $27,685,000, or approximately 37.7% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate. There can be no assurance that this trend will continue.

After the necessary provisions for returns and credit card chargebacks, our net sales for the six months ended June 30, 2012 was $46,481,000. This represents an increase of approximately 2% compared to the six months ended June 30, 2011, in which net sales totaled $45,730,000. The increase in net sales resulted primarily from an increase in customer orders and the reduction in return rates as discussed above. This increase was partially offset by a decrease of approximately 15% in average order size, which resulted from sales incentives offered to customers as part of our promotional activity. For the six months ended June 30, 2012, revenue from shipping and handling (which is included in net sales) decreased approximately 9% to $2,074,000 from $2,275,000 for the six months ended June 30, 2011. Revenue from shipping and handling decreased primarily as the result of an increase in promotional activity offered to customers compared to the six months ended June 30, 2011.

Cost of sales: Cost of sales for the six months ended June 30, 2012 totaled $38,307,000 resulting in a gross margin percentage of approximately 17.6%. Cost of sales for the six months ended June 30, 2011 totaled $30,042,000, resulting in a gross margin percentage of 34.3%. Gross profit decreased by approximately 48%, to $8,174,000 for the six months ended June 30, 2012 compared to $15,688,000 for the six months ended June 30, 2011. The decrease in both our gross profit and gross margin percentage was attributable to an increase in our promotional activity and, in part, the deliberate shift in our strategy discussed above as we increase inventory turns by being more competitive with our pricing and selling merchandise at lower gross margin percentages. While our gross profit and gross margin percentages have decreased, our inventory turns have improved by 34% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 19% for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Selling and fulfillment expenses, which includes a total of $223,000 and $273,000 of costs related to Eyefly for the six months ended June 30, 2012 and 2011, respectively, were comprised of the following:

	Six Months Ended June 30,				Percentage
(All data in thousands)	2012		2011		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$4,374	9.4%	$4,052	8.9%	7.9%
Technology	3,244	7.0	2,942	6.4	10.3
E-Commerce	2,990	6.4	1,952	4.3	53.2
Total selling and fulfillment expenses	$10,608	22.8%	$8,946	19.6%	18.6%

As a percentage of net sales, our selling and fulfillment expenses increased to 22.8% for the six months ended June 30, 2012, as compared to 19.6% for the six months ended June 30, 2011.

Operating expenses increased for the six months ended June 30, 2012 by approximately 7.9% to $4,374,000 compared to the six months ended June 30, 2011 as a result of increases in variable fulfillment costs (e.g., picking and packing orders and processing returns) associated with an increase in customer orders and fees associated with our customer service call center, which were partially offset by decreases in salary and salary related expenses related to Eyefly personnel.

For the six months ended June 30, 2012, technology expenses increased by approximately 10.3% to $3,244,000 compared to the six months ended June 30, 2011. This increase was attributable to an increase in consulting fees related to short-term staffing of $213,000, an increase in software support expenses of $146,000 and an increase in web site hosting expenses of $141,000. These increases were partially offset by a decrease in salary and salary related expenses of approximately $183,000 (of which approximately $85,000 relates to capitalized salary and salary related expenses in connection with web site development costs) and a decrease in depreciation expense, included in technology expenses, of $65,000.

For the six months ended June 30, 2012, e-commerce expenses increased by approximately 53.2% to $2,990,000 as compared to the six months ended June 30, 2011, primarily as a result of increases in expenses related to photo shoots for Belle & Clive of $461,000, salary and salary related expenses of $312,000, consulting fees of $84,000, short-term staffing expenses of $55,000 and expenses related to promotional photo shoots of $63,000.

Marketing expenses: Marketing expenses (including staff related costs) decreased by approximately 6% to $4,809,000 for the six months ended June 30, 2012, from $5,098,000 for the six months ended June 30, 2011.

As a percentage of net sales, total marketing expenses (including staff related costs) decreased to 10.4% for the six months ended June 30, 2012, compared to 11.1% for the six months ended June 30, 2011.

For the six months ended June 30, 2012, total marketing expenses (excluding staff related costs) decreased by 2% to $4,307,000 from $4,375,000 for the six months ended June 30, 2011. The decrease in total marketing expenses (excluding staff related costs) was primarily attributable to a reduction in offline marketing expenditures related to television advertising, which was partially offset by an increase in online marketing expenditures related to email marketing programs.

General and administrative expenses: General and administrative expenses for the six months ended June 30, 2012 increased to $5,496,000, compared to $4,039,000 for the six months ended June 30, 2011. The increase in general and administrative expenses was primarily the result of an increase in stock-based compensation expenses related to equity awards of $834,000 and a net increase in salary and salary related expenses of $571,000, which included $627,000 of severance payable to our former Chief Executive Officer.

As a percentage of net sales, general and administrative expenses for the six months ended June 30, 2012 increased to approximately 11.8% from 8.8% for the six months ended June 30, 2011.

Loss from operations: Operating loss increased to $12,739,000 for the six months ended June 30, 2012, compared to $2,395,000 for the six months ended June 30, 2011.

Other interest expense, net: Interest expense for the six months ended June 30, 2012 increased to $186,000 compared to $162,000 for the six months ended June 30, 2011.

Interest income for the six months ended June 30, 2012 decreased to $1,000 from $11,000 for the six months ended June 30, 2011.

Net loss per share attributable to Bluefly, Inc. stockholders: Net loss per share attributable to Bluefly, Inc. stockholders increased to $0.45 per share for the six months ended June 30, 2012, compared to $0.09 per share for the six months ended June 30, 2011. The increase in net loss per share attributable to Bluefly, Inc. stockholders is primarily attributable to an increase in our operating loss, which was partially offset by an increase in our weighted average common shares outstanding for the six months ended June 30, 2012 of 28,549,924, compared to 24,608,486 weighted average common shares outstanding for the six months ended June 30, 2011, in connection with the private placement in September 2011 where we issued 3,666,665 share of common stock to certain related-party stockholders.

Liquidity And Capital Resources

General

At June 30, 2012, we had approximately $1.7 million in cash and cash equivalents compared to $4.4 million and $3.5 million at December 31, 2011 and June 30, 2011, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at June 30, 2012 and 2011 was $8.6 million and $24.7 million, respectively. Working capital at December 31, 2011 was $20.7 million. As of June 30, 2012, we had an accumulated deficit of approximately $175.3 million. We have incurred negative cash flows and cumulative net losses since inception.

During the first quarter of 2012, we embarked upon a new strategy that focuses on lowering our customer acquisition costs, increasing the lifetime value of our customers and increasing our return on invested capital. To increase our return on invested capital, we have focused on improving our inventory turns by being more competitive with our pricing. As we move forward, we plan to shift the inventory mix toward higher inventory margin product and we plan to add more revenue streams that require minimal working capital and increasing the percentage of overall business derived from contemporary inventory, which historically has higher gross margins. Management believes that these initiatives will take several quarters to materialize. During the second quarter of 2012, this shift in strategy has negatively impacted gross margin percentages as we were promotional and continued to deliberately reduce inventory purchases since the beginning of the year. However, we expect gross margin percentages to improve as these initiatives take effect. We believe that our existing cash balance, proceeds from the recent bridge financing (as discussed further below), combined with working capital and the funds available from our credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

In addition, unforeseen increases in expenditures or shortfalls in estimated revenues could significantly impair our ability to fund future operations. Should we experience unanticipated losses, shortfalls in revenues or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability. If we are unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

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

Wells Fargo provides us with a revolving loan and issues letters of credit in favor of suppliers or factors. The Credit Facility is secured by a lien on substantially all of our assets. Availability under the Credit Facility is determined by a formula that takes into account specified percentages of our inventory and accounts receivable. The maximum availability is currently $7,500,000, but can be increased to $12,500,000 at our request, subject to certain conditions. As of June 30, 2012, total availability under the Credit Facility was approximately $5.9 million of which $4.5 million was committed for letters of credit in favor of suppliers, leaving approximately $1.4 million available for further borrowings. The terms of the Credit Facility contain a material adverse change clause. In the event of a material adverse change in our financial condition, we would not be able to obtain additional borrowings under the Credit Facility and existing borrowings would become due and payable.

Both availability under our Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our Credit Facility.

In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. As of June 30, 2012, we had approximately $1,350,000 of prepaid inventory on our Consolidated Balance Sheet, compared to $2,690,000 as of December 31, 2011.

2012 Financing Transaction

On August 13, 2012 (the “Closing Date”), we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rho Ventures VI, L.P. (“Rho”) and Prentice Consumer Partners, LP (“Prentice” and together with Rho, the “Purchasers”) pursuant to which we issued (i) $1,500,000 aggregate principal amount of collateralized subordinated convertible promissory notes to Rho (the “Rho Notes”) and (ii) $1,500,000 aggregate principal amount of collateralized subordinated promissory notes to Prentice (the “Prentice Notes” and together with the Rho Notes, the “Notes”).  The Rho Notes bear interest at 12% per annum, compounded annually, and interest is payable upon maturity or conversion.  The Prentice Notes bear interest at 15% per annum, compounded annually, and interest is payable quarterly.  Prentice received an origination fee on the Closing Date equal to 2 percent of its loan amount. The Rho Notes are convertible, at the holder's option, (a) into equity securities that we might issue in any subsequent round of financing that results in proceeds to us of at least $7,500,000 (a “Qualified Financing”) at a price equal to the lowest price per share paid by any investor in such Qualified Financing or (b) into shares of our common stock at a price per share equal to $1.05, which represents the fair market value on the Closing Date.

The Notes have a one-year term but may become due prior to the end of such term in the event of a change of control or a Qualified Financing.  The Notes are collateralized by second priority liens on all our assets.

In connection with the issuance of the Notes, we also issued warrants, having a term of seven years, to purchase 476,190 shares of our common stock (the “Warrants”) to each of Rho and Prentice, respectively, at a price equal to $1.05 per share, which represents the fair market value of the Common Stock on the Closing Date.  Prior to stockholder approval, which we have agreed to seek promptly, the Rho Notes will be convertible and the Warrants will be exercisable only to the extent permitted by the applicable rules of the Nasdaq Capital Market. Rho and Prentice have sufficient voting power to approve this matter without the vote of any other stockholder.

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

These risks and uncertainties include, but are not limited to, the following: the Company’s history of losses and anticipated future losses; the risk of availability of additional capital, if required, to satisfy the Company’s needs for cash flow, inventory supply and growth of the business; the Company’s ability to realize benefits from new initiatives such as its members-only web site Belle and Clive; risks associated with the Company’s shift in strategy to emphasize inventory turns over product margin; the risks that our reduction in spending on offline marketing in favor of online methods will continue to be successful; risks associated with the continuing difficulties in the unfavorable general economic environment; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks associated with our dependence on certain concentration of suppliers for a material portion of our inventory; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; our potential exposure to product liability claims in the event that products sold by us are defective; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web Sites; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales and our ability to utilize our net operating losses.

Part II - OTHER INFORMATION

Item 5. Other Information

Financing Transaction

On August 13, 2012 (the “Closing Date”), we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rho Ventures VI, L.P. (“Rho”) and Prentice Consumer Partners, LP (“Prentice” and together with Rho, the “Purchasers”) pursuant to which we issued (i) $1,500,000 aggregate principal amount of collateralized subordinated convertible promissory notes to Rho (the “Rho Notes”) and (ii) $1,500,000 aggregate principal amount of collateralized subordinated promissory notes to Prentice (the “Prentice Notes” and together with the Rho Notes, the “Notes”).  The Rho Notes bear interest at 12% per annum, compounded annually, and interest is payable upon maturity or conversion.  The Prentice Notes bear interest at 15% per annum, compounded annually, and interest is payable quarterly.  Prentice received an origination fee on the Closing Date equal to 2 percent of its loan amount. The Rho Notes are convertible, at the holder's option, (a) into equity securities that we might issue in any subsequent round of financing that results in proceeds to us of at least $7,500,000 (a “Qualified Financing”) at a price equal to the lowest price per share paid by any investor in such Qualified Financing or (b) into shares of our common stock at a price per share equal to $1.05, which represents the fair market value on the Closing Date.

The Notes have a one-year term but may become due prior to the end of such term in the event of a change of control or a Qualified Financing.  The Notes are collateralized by second priority liens on all our assets.

In connection with the issuance of the Notes, we also issued warrants, having a term of seven years, to purchase 476,190 shares of our common stock (the “Warrants”) to each of Rho and Prentice, respectively, at a price equal to $1.05 per share, which represents the fair market value of the Common Stock on the Closing Date.  Prior to stockholder approval, which we have agreed to seek promptly, the Rho Notes will be convertible and the Warrants will be exercisable only to the extent permitted by the applicable rules of the Nasdaq Capital Market. Rho and Prentice have sufficient voting power to approve this matter without the vote of any other stockholder.

The issuance of the Notes and the Warrants (the “Securities”) is deemed exempt from the registration provisions of the Securities Act of 1933, as amended (the “Securities Act”), by reason of the provisions of Section 4(2) of the Securities Act. In determining that the issuance of the Securities is exempt under Section 4(2) of the Securities Act, we relied, among other things, on representations and warranties of the Purchasers to the effect that each is an accredited investor (as such term is defined under Rule 501 promulgated under the Securities Act) and that each is acquiring the Securities for investment purposes and not with a current view to distribution thereof, except as such distribution may be permissible under applicable law. The instruments representing the Securities shall contain a legend to the effect that such Securities are not registered under the Securities Act and may not be transferred except pursuant to an effective registration statement under the Securities Act or pursuant to an exemption from the registration requirements under the Securities Act. In connection with the closing, the Company will file a Notice of Exempt Offering of Securities on Form D in accordance with the requirements of Regulation D under the Securities Act.

In connection with these financing transactions, we granted the Purchasers registration rights with respect to the shares of common stock issuable upon conversion of the Rho Notes and the exercise of the Warrants (the “Shares”), substantially equivalent to those provided under an existing registration rights agreement among the parties. Accordingly, we have agreed to file a shelf registration statement with respect to the resale of the Shares by the Purchasers if Rho so requests.

The foregoing summaries of the Purchase Agreement, the Rho Notes, the Prentice Notes and the Warrants are not complete and are qualified in their entirety by reference to the agreements attached as exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 hereto, which are incorporated herein by reference.

Material Relationships Among the Parties

As of immediately prior to the Closing Date, Rho beneficially owned approximately 41% of the Company’s outstanding common stock and Prentice beneficially owned approximately 12% of the Company’s outstanding common stock.  Each of Rho and Prentice also have a representative on the Company’s board of directors.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description

10.1	Note and Warrant Purchase Agreement, dated August 13, 2012, by and among the Company, Prentice Consumer Partners, LP and Rho Ventures VI, L.P.

10.2	Secured Subordinated Promissory Note, dated August 13, 2012, by and between the Company and Prentice Consumer Partners, LP.

10.3	Secured Subordinated Convertible Promissory Note, dated August 13, 2012, by and between the Company and Rho Ventures VI, L.P.

10.4	Warrant No. 1, dated August 13, 2012, issued to Prentice Consumer Partners LP.

10.5	Warrant No. 2, dated August 13, 2012, issued to Rho Ventures VI, L.P.

10.6	First Amendment to Amended and Restated Credit Agreement, dated April 18, 2012, by and between the Company and Wells Fargo.

10.7	Employment Agreement, dated June 12, 2012, by and between the Company and Scott Erdman.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By: /s/ Joseph C. Park
Joseph C. Park
Chief Executive Officer

By: /s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

August 14, 2012

