Form 10-Q/A
period 2012-06-30
BLUEFLY INC
filed 2012-09-07
CIK 1030896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q / A

(Amendment No. 1)

____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_________ to __________

Commission File Number 001-14498

____________________________________

BLUEFLY, INC.

(Exact name of registrant as specified in its charter)

____________________________________

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Bluefly, Inc.’s (the “Company”) quarterly report on Form 10-Q for the quarterly period ended June 30, 2012, as originally filed with the Securities and Exchange Commission on August 14, 2012 (the “Original Form 10-Q”), is being filed solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.

Pursuant to Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Original Form 10-Q.

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

This Amendment No. 1 does not reflect events occurring after August 14, 2012 and does not update or modify in any way the consolidated results of operations, financial position, cash flows or other disclosures in the Company’s Original Form 10-Q.

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

Part II - OTHER INFORMATION

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
10.1*	Note and Warrant Purchase Agreement, dated August 13, 2012, by and among the Company, Prentice Consumer Partners, LP and Rho Ventures VI, L.P.

10.2*	Secured Subordinated Promissory Note, dated August 13, 2012, by and between the Company and Prentice Consumer Partners, LP.

10.3*	Secured Subordinated Convertible Promissory Note, dated August 13, 2012, by and between the Company and Rho Ventures VI, L.P.

10.4*	Warrant No. 1, dated August 13, 2012, issued to Prentice Consumer Partners LP.

10.5*	Warrant No. 2, dated August 13, 2012, issued to Rho Ventures VI, L.P.

10.6*	First Amendment to Amended and Restated Credit Agreement, dated April 18, 2012, by and between the Company and Wells Fargo.

10.7*	Employment Agreement, dated June 12, 2012, by and between the Company and Scott Erdman.

31.1**	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2**	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase.

101.LAB**	XBRL Taxonomy Extension Label Linkbase.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase.

* Filed previously

** Filed with this Amendment No. 1 to the quarterly report on Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By: /s/ Joseph C. Park
Joseph C. Park
Chief Executive Officer

By: /s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

September 7, 2012