Form 10-Q
period 2012-09-30
BLUEFLY INC
filed 2012-11-21
CIK 1030896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

_______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 19, 2012, there were 28,598,933 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.

TABLE OF CONTENTS

SEPTEMBER 30, 2012

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011	3

	Consolidated Statements of Operations for the three months ended September 30, 2012 and 2011 (unaudited)	4

	Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011 (unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the nine months ended September 30, 2012 (unaudited)	6

	Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 (unaudited)	7

	Notes to Consolidated Financial Statements (unaudited)	8 – 17

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18 – 26

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II –	OTHER INFORMATION

Item 5.	Other Information	28

Item 6.	Exhibits	28

Signatures		30

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BLUEFLY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,254,000	$4,413,000
Accounts receivable — net of allowance for doubtful accounts	2,451,000	2,597,000
Inventories, net	23,443,000	32,083,000
Prepaid inventory	1,074,000	2,690,000
Prepaid expenses	107,000	247,000
Other current assets	1,617,000	706,000
Total current assets	29,946,000	42,736,000

Property and equipment, net	6,489,000	5,705,000
Intangible assets, net	443,000	--
Other assets	181,000	185,000

Total assets	$37,059,000	$48,626,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,740,000	$10,192,000
Allowance for sales returns	2,656,000	3,124,000
Accrued expenses and other current liabilities	2,240,000	4,446,000
Deferred revenue	4,401,000	4,235,000
Embedded derivative financial liability to related party stockholders	373,000	--
Notes and interest payables to related party stockholders, net of discount	2,312,000	--
Total current liabilities	26,722,000	21,997,000

Deferred rent liability	405,000	373,000

Total liabilities	27,127,000	22,370,000

Commitments and contingencies (Note 6)

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Common stock – $.01 par value; 50,000,000 shares authorized as of September 30, 2012 and December 31, 2011, respectively; 28,937,331 and 28,629,296 shares issued as of September 30, 2012 and December 31, 2011, respectively, 28,598,933 and 28,290,898 shares outstanding as of September 30, 2012 and December 31, 2011, respectively	286,000	283,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	193,213,000	190,296,000
Accumulated deficit	(181,581,000)	(162,485,000)
Total Bluefly, Inc. stockholders’ equity	10,094,000	26,270,000
Non-controlling interest in Eyefly LLC	(162,000)	(14,000)
Total stockholders’ equity	9,932,000	26,256,000
Total liabilities and stockholders’ equity	$37,059,000	$48,626,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	September 30,
	2012	2011

Net sales	$21,743,000	$21,194,000
Cost of sales	18,781,000	15,016,000
Gross profit	2,962,000	6,178,000

Selling and fulfillment expenses	5,154,000	4,525,000
Marketing expenses	1,848,000	2,123,000
General and administrative expenses	1,922,000	2,061,000
Total operating expenses	8,924,000	8,709,000

Operating loss	(5,962,000)	(2,531,000)

Interest expense to related party stockholders	(270,000)	--
Other interest expense, net	(88,000)	(65,000)

Net loss	(6,320,000)	(2,596,000)

Less: net loss attributable to non-controlling interest in Eyefly LLC	(43,000)	(102,000)

Net loss attributable to Bluefly, Inc. stockholders	$(6,277,000)	$(2,494,000)

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders	$(0.22)	$(0.10)

Weighted average common shares outstanding
(basic and diluted)	28,576,612	25,530,899

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011

Net sales	$68,224,000	$66,924,000
Cost of sales	57,088,000	45,058,000
Gross profit	11,136,000	21,866,000

Selling and fulfillment expenses	15,762,000	13,471,000
Marketing expenses	6,657,000	7,221,000
General and administrative expenses	7,418,000	6,100,000
Total operating expenses	29,837,000	26,792,000

Operating loss	(18,701,000)	(4,926,000)

Interest expense to related party stockholders	(270,000)	--
Other interest expense, net	(273,000)	(216,000)

Net loss	(19,244,000)	(5,142,000)

Less: net loss attributable to non-controlling interest in Eyefly LLC	(148,000)	(338,000)

Net loss attributable to Bluefly, Inc. stockholders	$(19,096,000)	$(4,804,000)

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders	$(0.67)	$(0.19)

Weighted average common shares outstanding
(basic and diluted)	28,558,885	24,919,336

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Bluefly, Inc. Stockholders' Equity

	Common Stock
	$.01 Par Value		Treasury Stock		Additional			Total
	Number of		Number of		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2011	28,290,898	$283,000	338,398	$(1,824,000)	$190,296,000	$(162,485,000)	$(14,000)	$26,256,000

Asset acquisition purchase	285,714	3,000	-	-	597,000	-	-	600,000

Stock-based compensation	-	-	-	-	1,546,000	-	-	1,546,000

Warrants issued to related-party stockholders	-	-	-	-	574,000	-	-	574,000

Warrants issued to third-party	-	-	-	-	200,000	-	-	200,000

Issuance of restricted stock	22,321	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(19,096,000)	(148,000)	(19,244,000)

Balance at September 30, 2012	28,598,933	$286,000	338,398	$(1,824,000)	$193,213,000	$(181,581,000)	$(162,000)	$9,932,000

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(19,244,000)	$(5,142,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	2,306,000	1,879,000
Stock-based compensation expenses	1,546,000	730,000
Provisions for returns	(468,000)	548,000
Bad debt expense	297,000	268,000
Reserve for inventory obsolescence	(339,000)	203,000
Deferred rent expense	32,000	112,000
Amortization expense related to warrants issued to third-party	200,000	--
Change in fair value of embedded derivative financial liability to related-party stockholders	99,000	--
Amortization expense of discount on notes payable to related-party stockholders	106,000	--
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	(161,000)	(271,000)
Inventories	9,072,000	(10,052,000)
Prepaid inventory	1,523,000	(2,650,000)
Prepaid expenses	140,000	(80,000)
Other assets	(863,000)	(134,000)
Increase (decrease) in:
Accounts payable	4,548,000	4,834,000
Accrued expenses and other current liabilities	(2,206,000)	(225,000)
Deferred revenue	166,000	(330,000)
Interest payable to related-party stockholders	55,000	--
Net cash used in operating activities	(3,191,000)	(10,310,000)
Cash flows from investing activities:
Purchases of property and equipment	(2,881,000)	(2,842,000)
Net cash used in investing activities	(2,881,000)	(2,842,000)
Cash flows from financing activities:
Proceeds from notes issued to related-party stockholders	3,000,000	--
Deferred financing costs	(87,000)	--
Net proceeds from common stock issuance	--	6,494,000
Proceeds from capital contribution for the purchase of non-controlling interest in subsidiary by third-party	--	336,000
Proceeds from exercise of stock options	--	18,000
Net cash provided by financing activities	2,913,000	6,848,000
Net decrease in cash and cash equivalents	(3,159,000)	(6,304,000)
Cash and cash equivalents – beginning of period	4,413,000	10,429,000
Cash and cash equivalents – end of period	$1,254,000	$4,125,000

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$132,000	$179,000
Supplemental disclosure of non-cash financing disclosure of cash flow information:
Issuance of common stock for asset acquisition	$600,000	$--

The accompanying notes are an integral part of these consolidated financial statements.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

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

In 2011, the Company and A + D Labs LLC (“A + D Labs” and, collectively with the Company, the “Members”) entered into a Limited Liability Company Operating Agreement (the “Operating Agreement”) in connection with the formation of Eyefly LLC (“Eyefly”), a Delaware limited liability company, which is owned 52% by the Company and 48% by A + D Labs. Eyefly was formed for the purposes of developing and operating an e-commerce web site and related online and mobile applications focused on selling fashionable prescription eyewear directly to consumers. Eyefly launched its e-commerce web site, eyefly.com (“Eyefly.com” and together with Bluefly.com and Belle & Clive, the “Web Sites”), in June 2011.

As of September 30, 2012, the total assets of Eyefly represent 1.2% of the total consolidated assets of the Company. For the three and nine months ended September 30, 2012, the total net sales of Eyefly each represent less than 1% of the total consolidated net sales of the Company.

On October 25, 2012, the Company sold its entire 52% controlling membership interest in Eyefly to A + D Labs as discussed further below in Note 9 – Subsequent Events.

NOTE 2 – BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q, Article 8 and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnote disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting mainly of normal recurring accruals) considered necessary for a fair presentation have been included. The consolidated results of operations of any interim period are not necessarily indicative of the results of operations to be expected for the fiscal year due to seasonal and other factors. For further information, refer to the consolidated financial statements and accompanying footnotes included in the Company's Form 10-K for the year ended December 31, 2011.

The Company has sustained cumulative net losses and negative cash flows from operations since inception. As of September 30, 2012, the Company had an accumulated deficit of $181,581,000. The Company’s ability to meet its obligations in the ordinary course of business is dependent on its ability to establish profitable operations, or find sources to fund operations. The Company believes that its existing cash balance, proceeds from the August 2012 financing further discussed in Note 5 – 2012 Financing, combined with working capital and the funds available from the Company’s new credit facility further discussed in Note 9 – Subsequent Events, will be sufficient to enable the Company to meet planned expenditures through at least the next 12 months.

The Company is currently exploring sources of additional capital in order to maximize the growth of its business. However, there can be no assurance that the Company will be able to identify a source of such financing, or that such financing will be available on terms acceptable to the Company. Should the Company experience unforeseen increases in expenditures or should estimated revenues not materialize, these conditions could significantly impair its ability to fund future operations. Should the Company experience unanticipated losses or expenditures that exceed current estimates, management would implement a cost reduction plan, that includes a reduction in work force as well as reductions in overhead costs and capital expenditures, and/or attempt to raise additional debt or equity financing. There can be no assurance that the Company will achieve or sustain positive

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

cash flows from operations or profitability. If the Company is unable to maintain adequate liquidity, future operations will need to be scaled back or discontinued.

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

Gross sales are recognized when all of the following criteria are met:

•	A customer executes an order.

•	The product price and the shipping and handling fee have been determined.

•	Credit card authorization has occurred and collection is reasonably assured.

•	The product has been shipped and received by the customer.

Deferred revenue, which consists primarily of goods shipped to customers, but not yet received and customer credits, totaled approximately $4,401,000 and $4,235,000 as of September 30, 2012 and December 31, 2011, respectively, which is classified as current liabilities in the Consolidated Balance Sheets.

Shipping and handling billed to customers is classified as revenue and freight cost incurred in connection with shipping customer orders is classified as cost of goods in the Consolidated Statements of Operations.

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

Derivative financial instrument

The Company carries an embedded derivative financial instrument on its Consolidated Balance Sheet as discussed below in Note 5 – 2012 Financing. The Company does not use the embedded derivative financial instrument to manage financial exposure or enter into hedging activities.

The Company records its embedded derivative financial instrument on its Consolidated Balance Sheet at fair value. The fair value is based on a valuation model that requires inputs including contractual terms, market prices, yield curves and measures of volatility. The Company’s embedded derivative financial instrument is classified as Level 2 within the fair value hierarchy on

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

its Consolidated Balance Sheet. Any changes in fair value of the embedded derivative financial instrument are recorded in the Consolidated Statements of Operations.

Concentration

For the three months ended September 30, 2012 and 2011, the Company, excluding Eyefly, acquired approximately 33% and 43%, respectively, of its inventory from its two largest suppliers.

For the nine months ended September 30, 2012 and 2011, the Company, excluding Eyefly, acquired approximately 51% and 48%, respectively, of its inventory from its three largest suppliers.

Related-party transactions

On August 13, 2012, the Company entered into a Note and Warrant Purchase Agreement with certain related-party stockholders as further described below in Note 5 – 2012 Financing.

For the three months ended September 30, 2012 and 2011, Eyefly did not purchase any inventory from A + D Labs.

For the nine months ended September 30, 2012 and 2011, Eyefly purchased $98,000 and $170,000, respectively, of inventory from A + D Labs pursuant to a management services agreement.

As of September 30, 2012 and December 31, 2011, Eyefly had related party amounts of $261,000 and $105,000 due to A + D Labs, respectively, which is presented as part of Accounts payable within the Consolidated Balance Sheets.

As of September 30, 2012 and December 31, 2011, Eyefly had related party amounts of $246,000 and $227,000 due to the Company, respectively, which are eliminated in consolidation.

Recently issued, but not yet effective, accounting pronouncements

The Company is not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on the Company’s consolidated financial position or results of operations.

NOTE 3 – FAIR VALUE

Authoritative guidance relating to fair value establishes a framework for measuring fair value and expands disclosure about fair value measurements except as it applies to non-financial assets and non-financial liabilities. The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, other assets, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to their short maturities. The following is the fair value hierarchy for disclosure of fair value measurements:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

In connection with the Embedded Derivative in the Rho Notes discussed below in Note 5 – 2012 Financing, the Company evaluates the fair value measurement of the Embedded Derivative on a recurring basis to determine the appropriate fair value level to classify the Embedded Derivative at each reporting period. This determination requires significant estimates and judgments by the Company. The following table sets forth the Company’s liabilities that were measured at fair value as of September 30, 2012, by level within the fair value hierarchy:

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)

Liabilities:

Embedded derivative financial liability to related party stockholders	$373,000	$--	$373,000	$--

Total embedded derivative financial liability to related party stockholders	$373,000	$--	$373,000	$--

NOTE 4 – ACQUISITION

On January 10, 2012, the Company, through a newly-formed wholly-owned subsidiary, EVT, entered into an asset purchase agreement with Moda for Friends LLC (the “Seller”) and purchased certain intangible assets that include a contractual-related agreement, purchased customer list, developed technologies and trademarks (the “Acquired Intangible Assets”) owned by the Seller for a total purchase price of $600,000 plus transaction costs of $11,000. The Company paid the purchase price through the issuance of 285,714 shares of its Common Stock, with each share being valued at $2.10 (the closing price of the Common Stock on the day prior to the consummation of the transaction). The Company completed the asset acquisition because it would facilitate the launch and operation of its own flash sales business.

The Company has allocated the total purchase price plus transactions costs of the acquisition among the assets, based on their relative fair values, as follows:

Contract-related intangible	$428,000
Developed technology-related intangible	111,000
Customer-related intangible	62,000
Tradename	10,000
Total purchase price plus transaction costs	$611,000

The carrying values of the Acquired Intangible Assets at September 30, 2012 were as follows:

	Weighted
	Average
	Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Contract-related intangible	5	$428,000	$(61,000)	$367,000
Developed technology-related intangible	1	111,000	(78,000)	33,000
Customer-related intangible	2	62,000	(22,000)	40,000
Tradename	1	10,000	(7,000)	3,000
		$611,000	$(168,000)	$443,000

For the three and nine months ended September 30, 2012, the Company recorded $60,000 and $168,000, respectively, in amortization expenses in the Consolidated Statements of Operations related to the Acquired Intangible Assets.

The estimated amortization expense for the unamortized Acquired Intangible Assets for the next five years and thereafter is as follows:

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

2012	$60,000
2013	122,000
2014	87,000
2015	86,000
2016	85,000
2017	3,000
$443,000

NOTE 5 – 2012 FINANCING

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

The Rho Notes bear interest at 12% per annum, compounded annually, and interest is payable upon maturity or conversion.  The Prentice Notes bear interest at 15% per annum, compounded annually, and interest is payable quarterly.  Prentice received an origination fee on the Closing Date equal to two percent of the Prentice Notes.

The Rho Notes are convertible, at the holder's option, (a) into equity securities that the Company might issue in any subsequent round of financing that results in proceeds to the Company of at least $7,500,000 (a “Qualified Financing”) at a price equal to the lowest price per share paid by any investor in such Qualified Financing or (b) into shares of the Company’s Common Stock at a price per share equal to $1.05, which approximates the fair market value on the Closing Date (the “Rho Conversion Feature”).

The Notes have a one-year term but may become due prior to the end of such term in the event of a change of control or a Qualified Financing.  The Notes are collateralized by second priority liens on all assets of the Company.

In connection with the issuance of the Notes, the Company also issued warrants, with a seven year term, to purchase 476,190 shares of the Company’s Common Stock (the “Warrants”) to each of Rho and Prentice at a price equal to $1.05 per share, which approximates the fair market value of the Common Stock on the Closing Date.

The Notes contain a financial covenant in which the Company is to maintain current assets in excess of $20,000,000 including cash and cash equivalents, accounts receivable, inventories (which includes prepaid inventory), prepaid expenses and other current assets (the “Financial Covenant”). In the event that the Company does not maintain this Financial Covenant, the outstanding principal and accrued interest expense of the Notes shall be accelerated and automatically become due and payable.

In connection with the issuance of the Notes, the Company incurred approximately $87,000 of debt issuance costs (“Deferred Financing Costs”), which primarily consisted of legal and other professional fees. These Deferred Financing Costs were deferred and are being amortized to interest expense to related party stockholders over the term of the Notes. The Deferred Financing Costs are recorded within Other Current Assets in the Company’s Consolidated Balance Sheet.

As the Notes were issued with detachable Warrants, the Company has initially allocated the proceeds received from the issuance between the Notes and Warrants on a relative fair value basis. With respect to the Rho Notes, the Company then has evaluated the Rho Conversion Feature to determine whether this feature qualifies as a beneficial conversion feature or derivative instrument. The Company noted that the Rho Conversion Feature contains both a fixed conversion price and a contingently adjustable conversion price based on a future event. Based on the terms of the Rho Notes and authoritative guidance, the Company has concluded that the entire Rho Conversion Feature is an embedded derivative liability (the “Embedded Derivative”), which requires bifurcation and must be separately accounted for as a derivative instrument.

The Company measured the fair value of the Embedded Derivative using a Black-Scholes valuation model as of the Closing Date. Expected volatility is based on the historical volatility of the price of the Company’s Common Stock, measured over the same period of time as the remaining maturity life of the Rho Notes. The risk free interest rate is based on the interest rate for U.S. Treasury Notes having a maturity period equal to the remaining maturity life of the Rho Notes. As a result of the

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

bifurcation, the Company recognized an Embedded Derivative of approximately $274,000 with a corresponding discount on the Rho Notes, which reduced the carrying value of the Rho Notes on the date of issuance. This discount represents additional non-cash interest expense that is to be amortized over the remaining life of the Rho Notes.

The Company also remeasures the fair value of the Embedded Derivative at each interim date. Any change in fair value is recorded as part of interest expense to related party stockholders in the Company’s Consolidated Statements of Operations.

The assumptions used at September 30, 2012 are as follows:

(Unaudited)
September 30, 2012

Risk-free interest rate	0.17%
Expected life (in years)	0.87
Dividend yield	0.00%
Expected volatility	83.85%

As of September 30, 2012, the Company’s Notes and interest payable to related party stockholders, net consists of the following:

(Unaudited)
September 30, 2012

Notes payable to related party stockholders	$3,000,000
Unamortized discount on notes payable to related party stockholders	(743,000)
Total notes payable to related party stockholders, net	2,257,000

Interest payable to related party stockholders	55,000

Total notes and interest payable to related party stockholders, net	$2,312,000

For the three and nine months ended September 30, 2012, the Company recognized interest expense in connection with the Notes, including changes in fair value of the Embedded Derivative and amortization of the debt discount, which were included in total interest expense to related party stockholders in the Consolidated Statements of Operations, as follows:

2012

Amortization of discount on notes payable to related party stockholders	$106,000
Appreciation in fair value of embedded derivative financial liability to related party stockholders	99,000
Interest expense to related party stockholders	55,000
Amortization expense of deferred financing costs	10,000

Total interest expense to related party stockholders	$270,000

NOTE 6 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company has employment agreements with certain of its executive officers and other employees, which expire on various dates through June 30, 2015.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

As of September 30, 2012, the Company's aggregate cash commitment for all future base salary under these employment contracts is as follows:

2012	$503,000
2013	972,000
2014	488,000
2015	150,000
$2,113,000

NOTE 7 – STOCK-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total stock-based compensation expense recorded in the Consolidated Statements of Operations was $284,000 and $295,000 for the three months ended September 30, 2012 and 2011, respectively, and $1,546,000 and $730,000 for the nine months ended September 30, 2012 and 2011, respectively.

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

The following table summarizes the Company’s stock option award activity:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Balance at December 31, 2011	2,795,182	$2.84
Options granted	1,303,260	$1.66
Options cancelled	(289,956)	$2.32
Options expired	(950)	$14.13
Options exercised	--	$--
Balance at September 30, 2012	3,807,536	$2.48

Vested at December 31, 2011	901,341	$3.76

Vested at September 30, 2012	1,840,629	$3.01

During the third quarter of 2012, 186,054 stock option awards were cancelled through normal employee attrition, of which 24,641 stock option awards were vested and 161,413 stock option awards were non-vested. During the third quarter of 2012, 252,283 stock option awards vested. The total fair value of the stock option awards that vested during the third quarter of 2012 was approximately $424,000. There were 156,747 stock option awards granted during the third quarter of 2012. At September 30, 2012, there was no aggregate intrinsic value of the fully vested stock option awards and the weighted average remaining contractual life of the stock option awards was approximately seven years. The Company did not capitalize any compensation cost, or modify any of its stock option awards during the third quarter of 2012. There were no stock option exercises and no cash was used to settle equity instruments granted under the Company’s equity incentive plans during the third quarter of 2012.

As of September 30, 2012, the total compensation cost related to non-vested stock option awards not yet recognized was $2,703,000. Total compensation cost is expected to be recognized over approximately three years on a weighted average basis.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

For the three months ended September 30, 2012 and 2011, the Company recognized expense of approximately $280,000 and $295,000, respectively, and $1,542,000 and $726,000 for the nine months ended September 30, 2012 and 2011, respectively, in connection with these awards.

Restricted Stock Awards

The following table is a summary of activity related to restricted stock awards for key employees at September 30, 2012:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
	Awards	(per share)
Balance at December 31, 2011	--	$--
Shares granted	22,321	$1.12
Shares forfeited	--	$--
Shares restriction lapses	--	$--
Balance at September 30, 2012	22,321	$1.12

Aggregate grant date fair value	$25,000

Vesting service period of shares granted	1 year

Number of shares vested during the nine months ended September 30, 2012	--

Number of shares non-vested at September 30, 2012	22,321

As of September 30, 2012, the total compensation cost related to non-vested restricted stock awards not yet recognized was $21,000. Total compensation cost is expected to be recognized over less than one year on a weighted average basis.

For the three months ended September 30, 2012, the Company recognized expense of approximately $4,000 related to restricted stock awards. For the three months ended September 30, 2011, the Company did not recognize any expense related to restricted stock awards.

For each of the nine months ended September 30, 2012 and 2011, the Company recognized expense of approximately $4,000 related to restricted stock awards.

NOTE 8 – NET LOSS PER SHARE ATTRIBUTABLE TO BLUEFLY, INC. STOCKHOLDERS

Basic net loss per common share attributable to Bluefly, Inc. stockholders excludes dilution and is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share attributable to Bluefly, Inc. stockholders is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for stock option awards, warrants, restricted stock awards, deferred stock unit awards, and the if-converted method for the Rho Notes (as defined in Note 5 – 2012 Financing). Due to the Company’s net loss, (i) stock option awards and warrants to purchase shares of Common Stock (ii) restricted stock awards that have not yet vested and (iii) Rho Notes convertible into shares of Common Stock were not included in the computation of diluted loss per common share attributable to Bluefly, Inc. stockholders, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

	Three Months Ended
	September 30,
	2012	2011

Net loss attributable to Bluefly, Inc. stockholders	$(6,277,000)	$(2,494,000)

Weighted average common shares outstanding (basic)	28,576,612	25,530,899

Stock option awards and warrants(1)(2)	--	--

Restricted stock awards(1)	--	--

Rho Notes(1)	--	--

Weighted average common shares outstanding (diluted)	28,576,612	25,530,899

(1)	For the three months ended September 30, 2012 and 2011, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Stock option awards and warrants	--	13,689

Restricted stock awards	13,101	--

Rho Notes	773,192	--

(2)	Under the treasury-stock method, the Company excluded all stock option awards and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the stock option awards and warrants being greater than the average market price of the Company’s Common Stock.

	Nine Months Ended
	September 30,
	2012	2011

Net loss attributable to Bluefly, Inc. stockholders	$(19,096,000)	$(4,804,000)

Weighted average common shares outstanding (basic)	28,558,885	24,919,336

Stock option awards and warrants(1)(2)	--	--

Restricted stock awards(1)	--	--

Rho Notes(1)	--	--

Weighted average common shares outstanding (diluted)	28,558,885	24,919,336

(1)	For the nine months ended September 30, 2012 and 2011, the Company had weighted average shares of the following potentially dilutive securities that were excluded:

Stock option awards and warrants	--	111,859

Restricted stock awards	4,399	--

Rho Notes	259,612	--

(2)	Under the treasury-stock method, the Company excluded all stock option awards and warrants from the computation of weighted average shares outstanding as a result of the exercise price of the stock option awards and warrants being greater than the average market price of the Company’s Common Stock.

BLUEFLY, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

SEPTEMBER 30, 2012

NOTE 9 – SUBSEQUENT EVENTS

On October 25, 2012 (the “Closing Date”), the Company, A + D Labs and TwoRoger Associates, Ltd. (“Modo”) entered into a Unit Purchase Agreement (“Purchase Agreement”) pursuant to which the Company sold its entire 52% controlling membership interest in Eyefly to A + D Labs for a total cash consideration of $100,000 ($50,000 payable on the Closing Date with the remaining $50,000 paid in ten equal monthly installments). The Company estimates it will record a gain from the sale of its controlling interest in Eyefly of approximately $100,000. Prior to the Closing Date, Eyefly was a majority-owned subsidiary of the Company and was deconsolidated on the Closing Date as the Company no longer has a controlling financial interest. The Company does not have any remaining interest in Eyefly.

In connection with the Purchase Agreement, Eyefly’s Operating Agreement was terminated, and accordingly, the Company does not have any obligation to make any further capital contributions to Eyefly. In addition, the Company agreed to write off 75% of the intercompany debt owed to it by Eyefly with the remaining 25% payable at a future date on which Eyefly has cash flow available to pay such debt.

On November 13, 2012, the Company entered into a new three-year revolving credit facility (“Credit Facility”) with Salus Capital Partners, LLC (“Salus”) secured by all assets of the Company. The Credit Facility refinanced the Company’s previous credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”). Pursuant to the terms of the Credit Facility, Salus provides the Company with a revolving credit facility and facilitates the issuance of letters of credit in favor of suppliers or factors.

Availability under the Credit Facility is determined by a formula that considers a specified percentage of the Company’s accounts receivable and a specified percentage of the Company’s inventory. The maximum availability is $10 million, of which up to $5 million is available for the issuance of letters of credit. Interest accrues under the Credit Facility at the prime rate plus 4.75%, subject to a minimum rate of 8.00%. Letters of credit issued to third parties are cash collateralized by amounts drawn under the Credit Facility. At closing, $4,700,000 was drawn under the Credit Facility to cash collateralize letters of credit issued by Wells Fargo and were outstanding at such date. In addition, the Company paid an origination fee of $187,500 at closing, will pay a collateral monitoring fee of $3,000 per month and will pay unused commitment fees of 0.75%. A termination fee of $75,000 was paid at closing to Wells Fargo.

The terms of the Credit Facility contain a material adverse condition clause. This feature may limit the Company’s ability to obtain additional borrowings or result in a default on current outstanding letters of credit.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

In late October 2012, Hurricane Sandy caused wide-spread damage and business interruption in the East Coast of the United States, with the most significant impact in the New York City metropolitan area.  This impact caused power outage at the Company’s corporate office and therefore, we were unable to file this Form 10-Q by the original due date of November 14, 2012. We are relying upon the order of the U.S. Securities and Exchange Commission contained in Release No. 68224 for the extended deadline of November 21, 2012 for this filing.

Preliminary assessments indicate that there was a decline in average daily sales from customers in the New York City Metropolitan area of approximately 40% during the week after Hurricane Sandy caused disruptions to the region.  We are in the preliminary stages of assessing the financial and operational impacts of the storm and we, therefore, are unable to estimate the full financial and operational impact.

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

During the first quarter of 2012, we embarked upon a new strategy that focuses on lowering our customer acquisition costs, increasing the lifetime value of our customers and increasing our return on invested capital. To increase our return on invested capital, we have focused on improving our inventory turns by being more competitive with our pricing. Management believes that these initiatives will take several quarters to materialize. During the third quarter of 2012, this shift in strategy negatively impacted gross margin percentages as we were promotional. During such quarter, we continued to deliberately reduce inventory receipts, as we have since the beginning of the year. Net sales for the three months ended September 30, 2012 remained relatively unchanged, as compared to the three months ended September 30, 2011, on 25% less average inventory than at September 30, 2011. We expect gross margin percentages to improve over time as these initiatives take effect. Although it is not expected that our gross margin percentages will be as low as they were during the first three quarters of 2012, our gross margin percentages may continue to be lower than they have been historically in future periods while we are implementing this new strategy.

We also expect our overall customer economics to improve with this new strategy as we increase traffic to both Bluefly.com and Belle & Clive and convert visitors to subscribers of our email marketing program. This in turn should enable us to more cost effectively market to our customers without spending significantly more marketing dollars, which would lower our customer acquisition costs and increase the lifetime value of our customers. During the third quarter of 2012, we saw an increase in SEO and email traffic (free traffic) of 16%, an increase in first time customers buying across bluefly.com and Belle & Clive of 26% and growth in international orders of 43% as compared to the prior year. While we continue to see these improvements, our member acquisition costs for the third quarter of 2012 increased as we acquired 198,562 members for the three months ended September 30, 2012, compared to 315,815 members for the three months ended September 30, 2011. This increase was attributable to our continuing testing and optimization in new and existing marketing channels.

Our net sales increased by approximately 3% to $21,743,000 for the three months ended September 30, 2012, from $21,194,000 for the three months ended September 30, 2011. Our gross margin percentage decreased to 13.6% for the three months ended September 30, 2012, from 29.1% for the three months ended September 30, 2011. Our gross profit decreased by approximately 52% to $2,962,000 for the three months ended September 30, 2012, from $6,178,000 for the three months ended September 30, 2011. The decrease in both our gross profit and gross margin percentage was attributable to an increase in promotional activity and to the deliberate shift in our strategy discussed above as we increase inventory turns by being more competitive with our pricing and selling merchandise at lower gross margin percentages. We incurred an operating loss of $5,962,000 for the three months ended September 30, 2012 as compared to an operating loss of $2,531,000 for the three months ended September 30, 2011. The increase in operating loss for the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, was primarily a result of a decrease in gross profit and an increase in selling and fulfillment expenses.

As a percentage of net sales, selling and fulfillment expenses increased to 23.7% for the three months ended September 30, 2012, compared to 21.3% for the three months ended September 30, 2011. General and administrative expenses decreased to 8.8% for the three months ended September 30, 2012, compared to 9.7% for the three months ended September 30, 2011.

Total marketing expenses (including staff related costs) as a percentage of net sales decreased to 8.5% for the three months ended September 30, 2012, compared to 10.0% for the three months ended September 30, 2011. Total marketing expenses (excluding staff related costs) increased to $1,679,000 for the three months ended September 30, 2012 from $1,618,000 for the three months ended September 30, 2011. Marketing expenses (excluding staff related costs) increased primarily as a result of an increase in online marketing expenditures.

Our reserve for returns and credit card chargebacks decreased to 34.8% of gross sales for the third quarter of 2012 compared to 37.9% for the third quarter of 2011. The decrease was primarily caused by a reduction in our return rate, however, there can be no assurance that this trend will continue.

At September 30, 2012, we had an accumulated deficit of $181,581,000. The net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with developing and marketing our Web Sites, and building our infrastructure, as well as non-cash effects related to equity-linked instruments previously issued and payment of dividends to holders of our preferred stock.

Results Of Operations

For The Three Months Ended September 30, 2012 Compared To The Three Months Ended September 30, 2011.

The following table sets forth our Consolidated Statements of Operations data for the three months ended September 30th. All data is in thousands except as indicated below:

	2012		2011
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$21,743	100.0%	$21,194	100.0%
Cost of sales	18,781	86.4	15,016	70.9
Gross profit	2,962	13.6	6,178	29.1

Selling and fulfillment expenses	5,154	23.7	4,525	21.3
Marketing expenses	1,848	8.5	2,123	10.0
General and administrative expenses	1,922	8.8	2,061	9.7
Total operating expenses	8,924	41.0	8,709	41.0

Operating loss	(5,962)	(27.4)	(2,531)	(11.9)

Interest expense to related party stockholders	(270)	(1.2)	--	--
Other interest expense, net	(88)	(0.4)	(65)	(0.3)

Net loss	$(6,320)	(29.0)%	$(2,596)	(12.2)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly, sets forth our actual results based on these other metrics for the three months ended September 30th, as indicated below:

	2012	2011

Average order size (including shipping & handling)	$226.33	$312.49
New members added during the period*	198,562	315,815

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

Net sales: Gross sales for the three months ended September 30, 2012 decreased by approximately 2% to $33,356,000, from $34,140,000 for the three months ended September 30, 2011. For the three months ended September 30, 2012, we recorded a provision for returns and credit card chargebacks of $11,613,000, or approximately 34.8% of gross sales. For the three months ended September 30, 2011, the provision for returns and credit card chargebacks was $12,946,000, or approximately 37.9% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate, however, there can be no assurance that this trend will continue.

After the necessary provisions for returns, credit card chargebacks, our net sales for the three months ended September 30, 2012 were $21,743,000. This represents an increase of approximately 3% compared to the three months ended September 30, 2011, in which net sales totaled $21,194,000. The increase in net sales resulted from a reduction in return rates as discussed above, which was partially offset by a decrease in average order size, relating to an increase in promotional activity, and, in part, a planned decrease in inventory receipts since the beginning of the year. For the three months ended September 30, 2012, revenue from shipping and handling (which is included in net sales) decreased approximately 52% to $516,000, from $1,065,000 for the three months ended September 30, 2011. Revenue from shipping and handling decreased primarily as the result of an increase in free shipping promotional activity offered to customers compared to the third quarter of 2011.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended September 30, 2012 was $18,781,000, resulting in a gross margin percentage of approximately 13.6%. Cost of sales for the three months ended September 30, 2011 was $15,016,000, resulting in a gross margin percentage of approximately 29.1%. Gross profit decreased by approximately 52% to $2,962,000 for the three months ended September 30, 2012, compared to $6,178,000 for the three months ended September 30, 2011. The decrease in both gross profit and gross margin percentage is attributable to the deliberate shift in our strategy discussed above as we increase inventory turns by being more competitive with our pricing and selling merchandise at lower gross margin percentages, and due to an increase in net freight costs due to free shipping, which totaled over 250 basis points, and daily deal promotions that we offered to customers. While our gross profit and gross margin percentage have decreased during the quarter, our inventory turns have improved by 81% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 14% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011. Selling and fulfillment expenses, which include a total of $58,000 and $145,000 of costs related to Eyefly for the three months ended September 30, 2012 and 2011, respectively, were comprised of the following:

	Three Months Ended September 30,				Percentage
(All data in thousands)	2012		2011		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$2,180	10.0%	$1,983	9.4%	9.9%
Technology	1,678	7.7	1,367	6.4	22.8
E-Commerce	1,296	6.0	1,175	5.5	10.3
Total selling and fulfillment expenses	$5,154	23.7%	$4,525	21.3%	13.9%

As a percentage of net sales, our selling and fulfillment expenses increased to 23.7% for the three months ended September 30, 2012, as compared to 21.3% for the three months ended September 30, 2011.

Operating expenses include all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses increased by 9.9% to $2,180,000 for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, primarily as a result of an increase in variable fulfillment costs (e.g., picking and packing orders and processing returns) associated with an increase in customer orders and an increase in labor costs associated with our customer service call center. The increases in these costs were partially offset by a decrease in credit card fees associated with a decrease in average order size.

Technology expenses consist primarily of staff related costs, amortization of capitalized costs and web site hosting expenses. For the three months ended September 30, 2012, technology expenses increased by 22.8% to $1,678,000, compared to the three months ended September 30, 2011. This increase was attributable to an increase in depreciation expense, included in technology expenses, of $310,000, an increase in software support expenses of $99,000 and an increase in web hosting expenses of $42,000. These increases were partially offset by a decrease in salary and salary related expenses of $93,000 and a decrease in stock-based compensation expenses of $55,000.

E-Commerce expenses include expenses related to our photo design studio, image processing, and Web Site design. For the three months ended September 30, 2012, e-commerce expenses increased by approximately 10.3% to $1,296,000 as compared to the three months ended September 30, 2011, primarily as a result of an increase in salary and salary related expenses of $72,000, an increase in expenses related to photo shoots for Belle & Clive of $53,000 and an increase in short-term staffing expenses of $48,000. These increases were partially offset by a decrease in expenses related to photo shoots and studio expenses of $86,000.

Marketing expenses: Marketing expenses (including staff related costs) decreased by approximately 13% to $1,848,000 for the three months ended September 30, 2012, from $2,123,000 for the three months ended September 30, 2011.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, and fees paid to marketing affiliates and comparison engines, (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as (c) staff related costs. As a percentage of net sales, our marketing expenses decreased to 8.5% for the three months ended September 30, 2012 from 10.0% for the three months ended September 30, 2011.

For the three months ended September 30, 2012, total marketing expenses (excluding staff related costs) increased by 1% to $1,679,000 from $1,618,000 for the three months ended September 30, 2011. The increase in total marketing expenses (excluding staff related costs) was attributable to an increase in online marketing expenditures related to direct-email marketing programs resulting from an increase in our overall membership file and fees paid to affiliate marketing programs.

The increase in online marketing expenditures is also attributable to an increase in the associated marketing costs from our daily deal programs of approximately $249,000. While these daily deal programs have led to a growth in our overall member file for future sales growth, there can be no assurance that this trend will continue.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended September 30, 2012 decreased to $1,922,000, as compared to $2,061,000 for the three months ended September 30, 2011. The decrease in general and administrative expenses was primarily the result of a decrease in professional fees of $172,000, which was partially offset by an increase in stock-based compensation expenses related to equity awards of $58,000.

As a percentage of net sales, general and administrative expenses for the three months ended September 30, 2012 decreased to 8.8%, from 9.7% for the three months ended September 30, 2011.

Loss from operations: For the three months ended September 30, 2012, we incurred an operating loss of $5,962,000, compared to an operating loss of $2,531,000 for the three months ended September 30, 2011.

Interest expense to related party stockholders: Interest expense to related party stockholders for the three months ended September 30, 2012 was $270,000. There was no interest expense to related party stockholders recognized for the three months ended September 30, 2011. Interest expense to related party stockholders consists of non-cash amortization expense of the discount relating to our outstanding notes issued to certain related parties in connection with the recent financing, non-cash changes in fair value of the embedded derivative, accrued interest expense and amortization expense related to deferred financing charges.

Other interest expense, net: Interest expense for the three months ended September 30, 2012 increased to approximately $88,000, compared to $65,000 for the three months ended September 30, 2011. Interest expense consists primarily of fees paid in connection with our Wells Facility (as described further below).

We earned less than $1,000 in interest income for the three months ended September 30, 2012 and 2011. These amounts related primarily to interest income earned on our cash balances.

Net loss per share attributable to Bluefly, Inc. stockholders: Net loss per share attributable to Bluefly, Inc. stockholders increased to $0.22 per share for the three months ended September 30, 2012, compared to $0.10 per share for the three months ended September 30, 2011. The increase in net loss per share attributable to Bluefly, Inc. stockholders was primarily attributable to an increase in our operating loss, which was partially offset by an increase in our weighted average common shares outstanding for the three months ended September 30, 2012 of 28,576,612, compared to 25,530,899 weighted average common shares outstanding for the three months ended September 30, 2011. The increase in our weighted average common shares outstanding was attributable to a private placement in September 2011 at which time we issued 3,666,665 shares of common stock to certain related-party stockholders.

For The Nine Months Ended September 30, 2012 Compared To The Nine Months Ended September 30, 2011.

The following table sets forth our Consolidated Statements of Operations data for the nine months ended September 30th. All data is in thousands except as indicated below:

	2012		2011
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$68,224	100.0%	$66,924	100.0%
Cost of sales	57,088	83.7	45,058	67.3
Gross profit	11,136	16.3	21,866	32.7

Selling and fulfillment expenses	15,762	23.1	13,471	20.2
Marketing expenses	6,657	9.7	7,221	10.8
General and administrative expenses	7,418	10.9	6,100	9.1
Total operating expenses	29,837	43.7	26,792	40.1

Operating loss	(18,701)	(27.4)	(4,926)	(7.4)

Interest expense to related party stockholders	(270)	(0.4)	--	--
Other interest expense, net	(273)	(0.4)	(216)	(0.3)

Net loss	$(19,244)	(28.2)%	$(5,142)	(7.7)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly, sets forth our actual results based on these other metrics for the nine months ended September 30th, as indicated below:

	2012	2011

Average order size (including shipping & handling)	$248.61	$308.07
New members added during the period*	1,105,336	465,350

*Based on unique email addresses

Net sales: Gross sales for the nine months ended September 30, 2012 decreased by approximately 2% to $105,657,000 from $107,555,000 for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, we recorded a provision for returns and credit card chargebacks of $37,433,000 or approximately 35.4% of gross sales. For the nine months ended September 30, 2011, the provision for returns and credit card chargebacks was $40,631,000, or approximately 37.8% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a reduction in our return rate. There can be no assurance that this trend will continue.

After the necessary provisions for returns and credit card chargebacks, our net sales for the nine months ended September 30, 2012 was $68,224,000. This represents an increase of approximately 2% compared to the nine months ended September 30, 2011, in which net sales totaled $66,924,000. The increase in net sales resulted primarily from the reduction in return rates as discussed above. This increase was partially offset by a decrease of approximately 19% in average order size, which resulted from sales incentives offered to customers as part of our promotional activity. For the nine months ended September 30, 2012, revenue from shipping and handling (which is included in net sales) decreased approximately 22% to $2,590,000 from $3,340,000 for the nine months ended September 30, 2011. Revenue from shipping and handling decreased primarily as the result of an increase in free shipping promotional activity offered to customers compared to the nine months ended September 30, 2011.

Cost of sales: Cost of sales for the nine months ended September 30, 2012 was $57,088,000 resulting in a gross margin percentage of approximately 16.3%. Cost of sales for the nine months ended September 30, 2011 was $45,058,000, resulting in a gross margin percentage of 32.7%. Gross profit decreased by approximately 49%, to $11,136,000 for the nine months ended September 30, 2012 compared to $21,866,000 for the nine months ended September 30, 2011. The decrease in both our gross profit and gross margin percentage was attributable to an increase in our promotional activity, which includes an increase in net freight costs due to free shipping promotions that we offered to customers, and, in part, the deliberate shift in our strategy discussed above as we increase inventory turns by being more competitive with our pricing and selling merchandise at lower gross margin percentages. While our gross profit and gross margin percentages have decreased, our inventory turns have improved by 49% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 17% for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. Selling and fulfillment expenses, which includes a total of $281,000 and $418,000 of costs related to Eyefly for the nine months ended September 30, 2012 and 2011, respectively, were comprised of the following:

	Nine Months Ended September 30,				Percentage
(All data in thousands)	2012		2011		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$6,555	9.6%	$6,034	9.0%	8.6%
Technology	4,921	7.2	4,309	6.5	14.2
E-Commerce	4,286	6.3	3,128	4.7	37.0
Total selling and fulfillment expenses	$15,762	23.1%	$13,471	20.2%	17.0%

As a percentage of net sales, our selling and fulfillment expenses increased to 23.1% for the nine months ended September 30, 2012, as compared to 20.2% for the nine months ended September 30, 2011.

Operating expenses increased for the nine months ended September 30, 2012 by approximately 8.6% to $6,555,000 compared to the nine months ended September 30, 2011 as a result of increases in variable fulfillment costs (e.g., picking and packing orders and processing returns) associated with an increase in customer orders and fees associated with our customer service call center, which were partially offset by decreases in salary and salary related expenses related to Eyefly personnel.

For the nine months ended September 30, 2012, technology expenses increased by approximately 14.2% to $4,921,000 compared to the nine months ended September 30, 2011. This increase was attributable to an increase in software support expenses of $245,000, an increase in consulting fees related to short-term staffing of $223,000, an increase in depreciation expenses, included in technology expenses, of $245,000 and an increase in web site hosting expenses of $183,000. These increases were partially offset by a decrease in salary and salary related expenses of approximately $276,000.

For the nine months ended September 30, 2012, e-commerce expenses increased by approximately 37.0% to $4,286,000 as compared to the nine months ended September 30, 2011, primarily as a result of increases in expenses related to photo shoots for Belle & Clive of $514,000, salary and salary related expenses of $384,000 and short-term staffing expenses of $102,000.

Marketing expenses: Marketing expenses (including staff related costs) decreased by approximately 8% to $6,657,000 for the nine months ended September 30, 2012, from $7,221,000 for the nine months ended September 30, 2011.

As a percentage of net sales, total marketing expenses (including staff related costs) decreased to 9.7% for the nine months ended September 30, 2012, compared to 10.8% for the nine months ended September 30, 2011.

For the nine months ended September 30, 2012, total marketing expenses (excluding staff related costs) decreased by 1% to $5,986,000 from $5,993,000 for the nine months ended September 30, 2011. The decrease in total marketing expenses (excluding staff related costs) was primarily attributable to a reduction in offline marketing expenditures related to television advertising and a reduction in certain online marketing expenditures related to paid search and comparison engines.

These decreases were partially offset by increases in our online marketing expenditures related to email marketing programs, fees paid to marketing affiliates and associated marketing costs from our daily deal programs of approximately $336,000. While these daily deal programs have led to a growth in our overall member file for future sales growth, there can be no assurance that this trend will continue.

General and administrative expenses: General and administrative expenses for the nine months ended September 30, 2012 increased to $7,418,000, compared to $6,100,000 for the nine months ended September 30, 2011. The increase in general and administrative expenses was primarily the result of an increase in stock-based compensation expenses related to equity awards of $892,000 and a net increase in salary and salary related expenses of $580,000, which included $627,000 of severance payable to our former Chief Executive Officer. These increases were partially offset by a decrease in professional fees of $212,000.

As a percentage of net sales, general and administrative expenses for the nine months ended September 30, 2012 increased to approximately 10.9% from 9.1% for the nine months ended September 30, 2011.

Loss from operations: Operating loss increased to $18,701,000 for the nine months ended September 30, 2012, compared to $4,926,000 for the nine months ended September 30, 2011.

Interest expense to related party stockholders: Interest expense to related party stockholders for the nine months ended September 30, 2012 was $270,000. There was no interest expense to related party stockholders recognized for the nine months ended September 30, 2011.

Other interest expense, net: Interest expense for the nine months ended September 30, 2012 increased to $274,000 compared to $228,000 for the nine months ended September 30, 2011.

Interest income for the nine months ended September 30, 2012 decreased to $1,000 from $12,000 for the nine months ended September 30, 2011.

Net loss per share attributable to Bluefly, Inc. stockholders: Net loss per share attributable to Bluefly, Inc. stockholders increased to $0.67 per share for the nine months ended September 30, 2012, compared to $0.19 per share for the nine months ended September 30, 2011. The increase in net loss per share attributable to Bluefly, Inc. stockholders was primarily attributable to an increase in our operating loss, which was partially offset by an increase in our weighted average common shares outstanding for the nine months ended September 30, 2012 of 28,558,885, compared to 24,919,336 weighted average common shares outstanding for the nine months ended September 30, 2011. The increase in our weighted average common shares outstanding was attributable to a private placement in September 2011 at which time we issued 3,666,665 shares of common stock to certain related-party stockholders.

Liquidity And Capital Resources

General

At September 30, 2012, we had approximately $1.3 million in cash and cash equivalents compared to $4.4 million and $4.1 million at December 31, 2011 and September 30, 2011, respectively. Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at September 30, 2012 and 2011 was $3.2 million and $28.1 million, respectively. Working capital at December 31, 2011 was $20.7 million. As of September 30, 2012, we had an accumulated deficit of approximately $181.6 million. We have incurred negative cash flows and cumulative net losses since inception.

During the first quarter of 2012, we embarked upon a new strategy that focuses on lowering our customer acquisition costs, increasing the lifetime value of our customers and increasing our return on invested capital. To increase our return on invested capital, we have focused on improving our inventory turns by being more competitive with our pricing. Management believes that these initiatives will take several quarters to materialize. During the third quarter of 2012, this shift in strategy has continued to negatively impact gross margin percentages as we were promotional. During such quarter, we continued to deliberately reduce inventory receipts, as we have since the beginning of the year. However, we expect gross margin percentages to improve as these initiatives take effect. We believe that our existing cash balance, proceeds from the August 2012 financing (as discussed further below), combined with working capital and the funds available from our new credit facility will be sufficient to enable us to meet planned expenditures through at least the next 12 months. There can be no assurance that we will achieve or sustain positive cash flows from operations or profitability.

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

Credit Facility

On November 13, 2012, we entered into a new three-year revolving credit facility (“Credit Facility”) with Salus Capital Partners, LLC (“Salus”) secured by all of our assets. The Credit Facility refinanced our previous credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”).

Pursuant to the terms of the Credit Facility, Salus provides us with a revolving credit facility and facilitates the issuance of letters of credit in favor of suppliers or factors. Availability under the Credit Facility is determined by a formula that considers a specified percentage of our accounts receivable and a specified percentage of our inventory. The maximum availability is $10 million, of which up to $5 million is available for the issuance of letters of credit. Interest accrues under the Credit Facility at the prime rate plus 4.75%, subject to a minimum rate of 8.00%. Letters of credit issued to third parties are cash collateralized by amounts drawn under the Credit Facility. At closing, $4.7 million was drawn under the Credit Facility to cash collateralize letters of credit issued by Wells Fargo and were outstanding at such date. In addition, we paid an origination fee of $187,500 at closing, will pay a collateral monitoring fee of $3,000 per month and will pay unused commitment fees of 0.75%. A termination fee of $75,000 was paid at closing to Wells Fargo.

The terms of the Credit Facility contain a material adverse change clause. This feature may limit our ability to obtain additional borrowings or result in a default on current outstanding letters of credit.

Both availability under our Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. As of September 30, 2012, we had approximately $1,246,000 of prepaid inventory on our Consolidated Balance Sheet, compared to $2,690,000 as of December 31, 2011.

2012 Financing Transaction

On August 13, 2012 (the “Closing Date”), we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rho Ventures VI, L.P. (“Rho”) and Prentice Consumer Partners, LP (“Prentice” and together with Rho, the “Purchasers”) pursuant to which we issued (i) $1,500,000 aggregate principal amount of collateralized subordinated convertible promissory notes to Rho (the “Rho Notes”) and (ii) $1,500,000 aggregate principal amount of collateralized subordinated promissory notes to Prentice (the “Prentice Notes” and together with the Rho Notes, the “Notes”).  The Rho Notes bear interest at 12% per annum, compounded annually, and interest is payable upon maturity or conversion.  The Prentice Notes bear interest at 15% per annum, compounded annually, and interest is payable quarterly.  Prentice received an origination fee on the Closing Date equal to 2 percent of the Prentice Notes. The Rho Notes are convertible, at the holder's option, (a) into equity securities that we might issue in any subsequent round of financing that results in proceeds to us of at least $7,500,000 (a “Qualified Financing”) at a price equal to the lowest price per share paid by any investor in such Qualified Financing or (b) into shares of our Common Stock at a price per share equal to $1.05, which represents the fair market value on the Closing Date.

The Notes have a one-year term but may become due prior to the end of such term in the event of a change of control or a Qualified Financing.  The Notes are collateralized by second priority liens on all our assets.

In connection with the issuance of the Notes, we also issued warrants, with a seven year term, to purchase 476,190 shares of our common stock (the “Warrants”) to each of Rho and Prentice, respectively, at a price equal to $1.05 per share, which represents the fair market value of the Common Stock on the Closing Date.

We incurred approximately $87,000 of debt issuance costs (“Deferred Financing Costs”) related to the issuance of the Notes, which primarily consisted of legal and other professional fees. These Deferred Financing Costs were deferred and are being amortized to interest expense to related party stockholders over the term of the Notes.

Refer to the consolidated financial statements within Note 5 – Financing for further details.

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

Item 4.  Controls and Procedures

As of the end of the period covered by this Form 10-Q (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective in ensuring that information required to be disclosed by us in the reports that we file or submit under the Exchange Act were recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II - OTHER INFORMATION

Item 5. Other Information

Departure of Certain Officers

On November 20, 2012, the Company entered into a separation agreement with Kara Jenny, the Company's Chief Financial Officer. Pursuant to the agreement, Ms. Jenny will continue to serve as the Company's Chief Financial Officer until a date to be determined by the Company, but no later than December 31, 2012. Following her last day of employment, Ms. Jenny will provide consulting services for a period of up to four months. The Company will provide Ms. Jenny with two months’ base salary plus consulting fees equivalent to four months’ base salary, together totaling an aggregate amount of $150,000 payable over a six month period following her last day of service. Ms. Jenny will also receive the continuation of certain fringe benefits. In addition, any stock options that would have vested within six months of her last day of service shall automatically vest on her last day of employment and she will have one year from such date to exercise any vested options.

In connection with the separation agreement, Ms. Jenny will enter into a customary release. The foregoing description of the amendment is not intended to be complete and is qualified in its entirety by the complete text of the agreement, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

Item 6. Exhibits

The following is a list of exhibits filed as part of this Report:

Exhibit Number	Description
10.1	Separation Agreement and Release of Claims, dated November 20, 2012, by and between the Company and Kara Jenny.

10.2	Amended and Restated Employment Agreement, dated February 2, 2012, by and between the Company and Joseph C. Park.

10.3	Credit Agreement and related Security Agreement, each dated November 13, 2012, by and among the Company, its subsidiary EVT Acquisition Co., LLC and Salus Capital Partners, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 19, 2012).

10.4	Amendment No. 1 to Secured Subordinated Promissory Note, dated November 13, 2012, by and between the Company and Prentice Consumer Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 19, 2012).

10.5	Amendment No. 1 to Secured Subordinated Convertible Promissory Note, dated November 13, 2012, by and between the Company and Rho Ventures VI, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 19, 2012).

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By: /s/ Joseph C. Park
Joseph C. Park
Chief Executive Officer

By: /s/ Kara B. Jenny
Kara B. Jenny
Chief Financial Officer

November 21, 2012

