Form 10-K
period 2012-12-31
BLUEFLY INC
filed 2013-04-16
CIK 1030896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the past 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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
(Do not check if a smaller reporting company)

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of April 12, 2013, there were 28,937,331 shares of Common Stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $4.2million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as these persons may be deemed affiliates. This determination is not conclusive for other purposes.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required by Part III of Form 10-K is incorporated by reference to the Registrant’s proxy statement for the 2013 Annual Stockholders Meeting, which will be filed with the Securities and Exchange Commission.

BLUEFLY, INC.
ANNUAL REPORT ON FORM 10-K
INDEX

 PART I.

Special Note Regarding Forward-Looking Statements and Associated Risks

This Annual Report contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include, without limitation, any statement that may predict, forecast, indicate, or imply future results, performance, or achievements, and may contain the words “believe,” “anticipate,” “expect,” “estimate,” “project,” “will be,” “will continue,” “will likely result,” or words or phrases of similar meaning. Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from the forward-looking statements. The risks and uncertainties include, but are not limited to, those matters addressed herein under “Risk Factors” and the other risks and uncertainties set forth from time to time in our reports filed with the Securities and Exchange Commission (the “SEC”) (collectively, the “Cautionary Statements”). All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the Cautionary Statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1. Business.

Recent Developments

The Company is currently in active discussions regarding a strategic transaction under the direction of a special committee consisting of independent members of the Board of Directors, together with the assistance of an independent financial advisor (“Proposed Strategic Transaction”).  The Company expects that such transaction will be at a price substantially below the currently prevailing market prices of the Company’s Common Stock. We currently have sufficient funds to support our operations until the anticipated signing date of a definitive agreement regarding the Proposed Strategic Transaction, at which time we believe bridge financing will be available until the transaction can be consummated. The Auditor’s Report contained herein contains an explanatory paragraph regarding going concern uncertainty. Management believes that the Proposed Strategic Transaction, if and when consummated, will provide the necessary liquidity to eliminate the factors that resulted in the going concern uncertainty. There can be no assurance that the Proposed Strategic Transaction can be consummated.

Our revolving credit facility with Salus Capital Partners, LLC ("Salus") was amended on April 11, 2013 to modify certain borrowing availability formulas.  It is currently estimated that these amendments will increase borrowing availability by up to $650,000. The Company paid a $100,000 fee in connection with the amendment.  Salus also waived covenant violations caused by the late delivery of 2012 audited financial statements and the going concern uncertainty paragraph contained in the Auditor’s Report for such financial statements.

General

Bluefly, Inc. is a leading off-price Internet retailer of fashion merchandise and accessories that provides its customers with unique access to in-season products at superior values. We launched the bluefly.com Website, www.bluefly.com, (“Bluefly.com”) in September 1998. During 2011, we expanded our website portfolio by launching the belleandclive.com website, www.belleandclive.com, (“Belleandclive.com”), a members-only shopping destination that presents highly-curated selections of important brands via limited-time flash sale events. We sometimes refer to Bluefly.com and Belleandclive.com, collectively, as the “Websites.”

Our common stock is listed on the Nasdaq Capital Market Exchange under the symbol “BFLY” and we are incorporated in the state of Delaware. Our executive offices are located at 42 West 39th Street, New York, New York 10018, and our telephone number is (212) 944-8000. Our corporate Internet addresses include www.bluefly.com and www.belleandclive.com. We make available, free of charge, through our Website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

In this report, the terms "we," "us," "Bluefly," “Bluefly.com,” “Belleandclive.com” and the "Company" refer to Bluefly, Inc. and its predecessors and subsidiaries, unless the context indicates otherwise.

Business Strategy

Our goal is to offer our customers unique access to in-season fashion merchandise and accessories products at a superior value. We offer these products through our off-price e-commerce Websites: Bluefly.com and Belleandclive.com.

Bluefly.com is an off-price e-commerce Website that sells in-season fashion merchandise consistent with merchandise sold in luxury and traditional department stores at meaningful discounted prices on a twenty-four hours, seven days per week and 365-days per year basis.

We realized many as aspirational fashion-oriented customers were seeking a flash-sales e-commerce platform for high-end, in-season designer and contemporary brands offered through exclusive member-only limited time-based flash sale events. In response to this market opportunity and demand, we have created a new business model that combines both a traditional e-commerce Website and a flash-sales Website by expanding our portfolio and creating Belleandclive.com.

By having both our Websites, we believe we can service our customers better and ultimately reduce our overall customer acquisition costs and improves the overall life-time value of customers shopping across both Websites, while maximizing inventory turnover for the entire Company.

We believe that we have created a customer experience that allows us to better compete with other off-price retailers and is fundamentally more compelling than that offered by traditional e-commerce Websites. Similarly, we believe that the upscale atmosphere, professional photography and premium merchandise offerings of our Websites create a superior distribution channel for suppliers who wish to liquidate their end-of-season and excess merchandise without suffering the brand dilution inherent in traditional off-price channels.

E-Commerce And The Online Apparel Market

The retail apparel and accessories e-commerce market in the U.S. is estimated to grow 20% to $73 billion in 2016. However, there are few traditional retailers with an off-price e-commerce offering such as our Websites. As a result, the flash-sales market is expected to grow over $6 billion in 2016.

Marketing

Our marketing efforts are focused both on acquiring new customers and retaining existing customers. Active customers visit our Websites frequently and purchase from one season to the next at high levels. A significant portion of our sales to existing customers are driven by our marketing efforts through customer e-mails, which highlight new promotions and products, and provide special previews and events to customers who have asked to be included in our e-mail list.

Merchandising

We purchase merchandise directly from various suppliers and have devoted substantial resources over the years in establishing our reputation and brand awareness of selling authentic, high-end fashion merchandise at competitive discounted prices in a high-end retail environment. We are committed to displaying all of our merchandise in an attractive manner, offering superior customer service and gearing all aspects of our business towards creating a better channel for top designers.

As a result, we have unique access to products and have become the trusted off-price online channel for various brands to clear high quality excess inventory without suffering the brand dilution that comes from traditional deep discounted channels.

Warehousing And Fulfillment

When we receive an order, the information is transmitted to our third party warehouse and fulfillment center located in Ohio, where the items included in the order are picked, packed and shipped directly to the customer. Our inventory database is updated on a real-time basis, allowing us to display on our Websites only those styles, sizes and colors of product available for sale.

We focus on customer satisfaction throughout our organization. In December 2012, during our peak weeks of the holiday season, the majority of our orders were shipped within one business day from receipt of the customer’s order.

Customer Service

We believe that a high level of customer service and support is critical to differentiating ourselves from traditional off-price retailers and maximizing customer acquisition and retention efforts. Our customer service effort starts with our Websites, which is designed to provide consistency and an intuitive customer shopping experience. An easy-to-use help center is available on our Websites and are designed to answer many of our customers’ most frequently asked questions. For customers who prefer e-mail, chat or telephone assistance, customer service representatives are available seven days a week. We utilize customer service representatives from a third party call center that has a team dedicated to our business. We also maintain a supervisor in our corporate office who provides special services and assists in the training and management of the other representatives. To ensure that customers are satisfied with their shopping experience, we generally allow returns for up to 40 days from the date of sale for either a full refund in cash or store credit.

Technology

We have implemented a broad array of technologies that facilitate Website management, complex database search functionality, customer interaction and personalization, transaction processing and customer service functionality. Such technologies include a combination of proprietary technology and commercially available, licensed-technology. To address the critical issues of privacy and security on the Internet, we incorporate, for transmission of confidential personal information between customers and our Web server, Secure Socket Layer Technology such that all data is transmitted via a 128-bit encrypted session. The computer and communications equipment on which our Websites are hosted are currently located at a third party facility in New York and Pennsylvania.

In the event of a natural disaster, fire, power failure or other emergency disrupts our IT infrastructure, Website or transaction processing, we have prepared and tested a business continuity plan, which includes fully equipped critical IT infrastructure and access to on-demand hardware and services maintained within a third party facility.

Competition

E-commerce generally, and, in particular, the online retail apparel and fashion accessories market, is a relatively dynamic, high-growth market. Historically, our competition for online customers came from a variety of sources, including existing traditional retailers that are using the Internet to expand their channels of distribution, established and less established Internet companies, traditional direct marketers, designer brands that may attempt to sell their products directly to consumers through the Internet and other traditional off-price retail stores.

In recent years, our market position was impacted by new and evolving types of online discount e-commerce companies such as flash-sale websites, which entered the market. While many of these competitors may have significantly greater resources, we still offered more higher-end quality products than most of flash-sale websites. However, as a result of the global recession in 2008, our marketing position was negatively impacted.

Today, we believe that our principal competitive factors in our evolving market continue to be the factors above, in addition to flash-sale websites, and we expect additional competitors to emerge in the future.

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

Seasonality And Fashion Trends

Our business is affected by seasonality, which historically has resulted in higher sales volume during our fourth quarter, that ends on December 31. We recognized 27%, 30% and 32% of our annual net sales during the fourth quarters of 2012, 2011 and 2010, respectively. In addition, our business fluctuates according to changes in customer preferences dictated in part by fashion trends. As a result, we are vulnerable to demand and pricing shifts and to errors in selection and timing of merchandise purchases.

Employees

As of April 12, 2013, we had 80 full-time employees and 1 part-time employee. None of our employees are represented by a labor union.

Item 1A. Risk Factors.

We Have A History Of Losses And Losses May Continue In The Future. As of December 31, 2012, we had an accumulated deficit of $187,099,000. We incurred net losses of $24,911,000, $11,430,000 and $4,033,000 for the years ended December 31, 2012, 2011 and 2010, respectively. We have incurred negative cash flows and cumulative net losses since inception. See “Risk Factors – Negative Changes In The General Economic Environment Could Have An Adverse Effect On Our Operating Results.”

Ongoing discussions regarding below market transaction. The Company is currently in active discussions regarding a strategic transaction that would be substantially below the currently prevailing market prices of the Company’s Common Stock

If we are unable to complete a strategic transaction, we will require substantial additional funding to implement our business plan and if we are unable to obtain financing on acceptable terms, or at all, we may be forced to reduce or curtail operations. If we are unable to complete a strategic transaction, we will require additional financing to fund our operations. We currently have sufficient funds to support our operations until the anticipated signing of a definitive agreement regarding the Proposed Strategic Transaction at which time we believe bridge financing will be available. We would need additional funds to support our working capital needs if we cannot consummate a strategic transaction. Our inability to consummate a strategic transaction or to raise additional working capital on a timely basis, on acceptable terms or at all, would have a material adverse effect on our operations.

Our audit report for the year ended December 31, 2012 includes an explanatory paragraph indicating substantial doubt about our ability to continue as a going concern. The Auditor’s Report with respect to the consolidated financial statements included in this Annual Report on Form 10-K contains an explanatory paragraph indicating that certain matters had raised substantial doubt about our ability to continue as a going concern. We are in active discussions regarding the evaluation of strategic alternatives, which if consummated, are expected to enable us to continue as a going concern. Failing such transaction, we would seek additional financing. There can be no assurance that any such strategic transaction can be consummated or that additional financing can be identified.

Our Lender Has Liens On Substantially All Of Our Assets And Could Foreclose In The Event That We Default Under Our Credit Facility. Under the terms of our credit facility, our lender has a first priority lien on substantially all of our assets, including our cash balances. If we default under the credit facility, our lender would be entitled to, among other things, foreclose on our assets (whether inside or outside a bankruptcy proceeding) in order to satisfy our obligations under the credit facility. The lender has waived our going concern uncertainty and increased our borrowing availability only through mid-June, after which time we would need additional waivers and or accommodations from our lender.

Rho, Soros, Maverick, And Prentice Each Own A Large Amount Of Our Stock And Therefore Can Exert Significant Influence Over Our Management And Policies. As of April 12, 2013, Rho Ventures VI, LP (which we refer to as “Rho”) owned approximately 42% of our Common Stock, Quantum Industrial Partners LDC (which we refer to as the “Soros Party”) owned approximately 23% of our Common Stock, the Maverick Funds (which consist of Maverick Fund USA, Ltd., which we refer to as “Maverick USA”, Maverick Fund, L.D.C., which we refer to as “Maverick”, and Maverick Fund II, Ltd., which we refer to as “Maverick Fund”, collectively referred to as the “Maverick Funds”) owned approximately 13% of our Common Stock and Prentice (which consist of Prentice Consumer Products, LP and is referred to as “Prentice”) owned approximately 12% of our Common Stock. We entered into an Amended and Restated Voting Agreement with Rho, the Soros Party, and the Maverick Funds. Prentice and others (the “Voting Agreement”), pursuant to which Rho and the Soros Party each have the right to designate two designees to our Board, and the Maverick Funds and Prentice each have the right to designate one designee to our Board, in each case, subject to minimum ownership thresholds and compliance with applicable rules of the Nasdaq Stock Market LLC. The Voting Agreement also provides that one designee of each of Rho, the Soros Party, the Maverick Funds and Prentice have the right to serve on each committee of our Board. If we establish an Executive Committee, a designee of each of Rho, the Soros Party, the Maverick Funds and Prentice will be entitled to serve on such committee.

In view of their large percentage of ownership, Rho, the Soros Party, the Maverick Funds and Prentice each have the ability to exert significant influence over our management and policies, such as the election of our directors, the appointment of new management and the approval of any other action requiring the approval of our stockholders, including any amendments to our certificate of incorporation, a sale of all or substantially all of our assets or a merger or a going private transaction.

Negative Changes In The General Economic Environment Could Have An Adverse Effect On Our Operating Results. Our business, prospects, financial condition and results of operations has been, and may continue to be, negatively affected by general economic conditions that may be unfavorable to us. These conditions may influence and affect our business as our business is dependent on consumer demand for our products. If the general economic environment becomes unfavorable, there will likely be a negative effect on our net sales and earnings for fiscal 2013 and may continue into fiscal 2014. See “Risk Factors – We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets.”

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

Our Marketing Initiatives May Not Be Successful. Our success depends on our ability to attract customers on cost-effective terms. We have relationships with online services, search engines, and other Websites and e-commerce businesses to provide other links to direct customers to our Websites. Such services are expensive and may not result in the cost effective acquisition of customers. We are relying on the online and offline marketing initiatives as a source of traffic to our Websites and new customers. If these initiatives are not successful, our results of operations will be adversely affected.

We Purchase A Substantial Portion Of Our Inventory From Several Suppliers.  In both 2012 and 2011, we purchased approximately 49% and 52%, respectively, of our inventory from three suppliers, respectively.  Should our relationship with these suppliers deteriorate or terminate, or should these suppliers lose some or all of its access to the products that we purchase from it, our performance could be adversely affected.  Under such circumstances, we would be required to seek alternative sources of supply for these products, and there can be no assurance that we would be able to obtain such products from alternative sources on the same terms, or at all.  A failure to obtain such products on favorable terms could have an adverse effect on our net sales and/or gross profit margin percentage.

We Do Not Have Long-Term Contracts With Most of Our Vendors And Therefore The Availability Of Merchandise Is At Risk. We do not have formal long-term agreements with most of our vendors controlling the long-term availability of merchandise or the continuation of particular pricing practices. Our contracts with suppliers typically do not restrict such suppliers from selling products to other buyers. There can be no assurance that our current suppliers will continue to sell products to us on current terms or that we will be able to establish new or otherwise extend current supply relationships to ensure product acquisitions in a timely and efficient manner and on acceptable commercial terms. In addition, in order to entice new vendors to open up relationships with us, we sometimes are required to either make prepayments or agree to shortened payment terms. Our ability to develop and maintain relationships with reputable suppliers and obtain high quality merchandise is critical to our success. If we are unable to develop and maintain relationships with suppliers that would allow us to obtain a sufficient amount and variety of quality merchandise on acceptable commercial terms, our ability to satisfy our customers’ needs, and therefore our long-term growth prospects, would be materially adversely affected. See “Risk Factors – We Purchase A Substantial Portion Of Our Inventory Several Suppliers” and “Risk Factors - Brand Owners Could Establish Procedures To Limit Our Ability To Purchase Products Indirectly.”

The Company does not maintain the minimum bid price of $1.00 on the Nasdaq. On February 15, 2013, the Company was notified by the Nasdaq Stock Market that it is not in compliance with the continued listing requirements for the Nasdaq Capital Market contained in Nasdaq Listing Rule 5450(a)(1) because shares of its Common Stock had closed at a per share bid price of less than $1.00 for at least 30 consecutive trading days. The Nasdaq notice has no immediate effect on the listing of the Company’s Common Stock.

Under Nasdaq rules, the Company has a 180-day grace period to regain compliance, which extends to August 14, 2013. In order to regain compliance, shares of the Company’s Common Stock would need to close at a price of $1.00 per share or more for at least ten consecutive trading days at any time prior to August 14, 2013. The Company may be granted an additional 180-day grace period to regain compliance, if, at that time, it meets the initial listing criteria of the Nasdaq Capital Market, other than the minimum bid price requirement. In the event that the Company does not regain compliance within the requisite time period, it would have the right to appeal any delisting. The failure to maintain listing on the Nasdaq Capital Market may have an adverse effect on the price and/or liquidity of the Company’s Common Stock.

We Face Uncertainties Relating To Sales And Other Taxes. We are not currently required to pay sales or other similar taxes in respect of shipments of goods into states other than California, Colorado, New York, Pennsylvania and Ohio. However, state taxation laws and regulations may change in the future, and one or more states may seek to impose sales tax collection obligations on out-of-state companies, such as us, that engage in online commerce. In particular, certain states have recently enacted or are considering enacting laws, which would require an e-commerce retailer to collect sales tax on sales to customers in that state if it uses any marketing affiliates in such states. The enactment of any such law in any state will require us to either collect sales tax from customers in such state (which could decrease customer demand) or to stop using marketing affiliates in such state (which could have a negative impact on our marketing efforts). In addition, any new operations in states outside California, Colorado, New York, Pennsylvania and Ohio could subject shipments into such states to state sales taxes under current or future laws. A successful assertion by one or more states or any foreign country that the sale of merchandise by us is subject to sales or other taxes, could subject us to material liabilities and, to the extent that we pass such costs on to our customers, could decrease our sales.

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

We Will Be Subject To Cyclical Variations In The Apparel And E-Commerce Markets. The apparel industry historically has been subject to substantial cyclical variations. The unfavorable general economic conditions have affected retailers especially hard. Declines, whether real or perceived, in economic conditions or prospects could adversely affect consumer spending habits and, therefore, have a material adverse effect on our net sales, cash flow and results of operations. Alternatively, any improvement, whether real or perceived, in economic conditions or prospects could adversely impact our ability to acquire merchandise and, therefore, have a material adverse effect on our business, prospects, financial condition and results of operations, as our supply of merchandise is dependent on the inability of designers and retailers to sell their merchandise in full-price venues. See “Risk Factors – Negative Changes In The General Economic Environment Could Have An Adverse Effect On Our Operating Results” and “Risk Factors – We Do Not Have Long-Term Contracts With Our Vendors And Therefore The Availability Of Merchandise Is At Risk.”

We Purchase Product From Some Indirect Supply Sources, Which Increases Our Risk of Litigation Involving The Sale Of Non-Authentic Or Damaged Goods. We purchase merchandise both directly from brand owners and indirectly from retailers and third party distributors. The purchase of merchandise from parties other than the brand owners increases the risk that we may mistakenly purchase and sell non-authentic or damaged goods, which could result in potential liability under applicable laws, regulations, agreements and orders. Moreover, any claims by a brand owner, with or without merit, could be time consuming, result in costly litigation, generate bad publicity for us, and have a material adverse impact on our business, prospects, financial condition and results of operations.

Security Breaches To Our Systems And Database Could Cause Interruptions To Our Business And Impact Our Reputation With Customers, And We May Incur Significant Expenses To Protect Against Such Breaches. A fundamental requirement for online commerce and communications is the secure transmission of confidential information over public networks. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography, or other events or developments will not result in a compromise or breach of the algorithms we use to protect customer transaction and personal data contained in our customer database. A party who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in our operations. In order to guard against such compromise of our security measures, our expenses may include organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants. If any such compromise of our security were to occur, it could have a material adverse effect on our reputation with customers, thereby affecting our long-term growth prospects. In addition, we may be required to expend significant capital and other resources to protect against such security breaches or to remediate problems caused by such breaches. Remediation costs may include liability for stolen assets or information and repairing system damage that may have been caused. Remediation costs may also include incentives offered to customers or other business partners in an effort to maintain the business relationships after an attack. We may also suffer lost sales, loss of customers and/or reputational damage from a compromise of our security measures.

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

We Are In Competition With Companies That Are Much Larger Than Ourselves. E-commerce generally, and in particular, the online retail apparel and fashion accessories market, is a dynamic, high-growth market that is rapidly changing and intensely competitive. Our competition for customers comes from a variety of sources including (a) existing land-based full price retailers, that are using the Internet to expand their channels of distribution (b) more established online companies (c) Flash sale off-price e-commerce websites (d) traditional direct marketers, and (e) traditional off-price retail stores.

Competition in our industry has intensified, and we expect this trend will continue as the list of our competitors grows. Many of our competitors and potential competitors have longer operating histories, significantly greater resources, greater brand name recognition and more firmly established supply relationships. We believe that the principal competitive factors in our market include (a) brand recognition (b)merchandise selection (c) price (d) convenience (e) customer service (f) order delivery performance, and (g) website features.

There can be no assurance that we will be able to compete successfully against competitors and future competitors, and competitive pressures faced by us could force us to increase expenses and/or decrease our prices at some point in the future.

We Need To Further Establish Brand Name Recognition. We believe that further establishing, maintaining and enhancing our brand is a critical aspect of our efforts to attract and expand our online traffic. The number of Internet sites that offer competing services, many of which already have well established brands in online services or the retail apparel industry generally, increases the importance of establishing and maintaining brand name recognition. Promotion of our Websites will depend largely on our success in providing a high quality online experience supported by a high level of customer service, which cannot be assured. In addition, to attract and retain online users, and to promote and maintain our Websites in response to competitive pressures, we may find it necessary to increase substantially our advertising and marketing expenditures. If we are unable to provide high quality online services or customer support, or otherwise fail to promote and maintain our Websites, or if we incur excessive expenses in an attempt to promote and maintain our Websites, our long-term growth prospects would be materially adversely affected.

There Can Be No Assurance That Our Technology Systems Will Be Able To Handle Increased Traffic; Implementation Of Changes To Our Websites. The satisfactory performance, reliability and availability of our Websites, transaction processing systems and network infrastructure are critical to our reputation and our ability to attract and retain customers, as well as maintain adequate customer service levels. Our net sales depend on the number of visitors who shop on our Websites and the volume of orders we can handle. Unavailability of our Websites or reduced order fulfillment performance would reduce the volume of goods sold and could also adversely affect consumer perception of our brand name. We may experience periodic system interruptions from time to time. If there is a substantial increase in the volume of traffic on our Websites or the number of orders placed by customers, we will be required to expand and upgrade further our technology, transaction processing systems and network infrastructure. There can be no assurance that we will be able to accurately project the rate or timing of increases, if any, in the use of our Websites or expand and upgrade our systems and infrastructure to accommodate such increases on a timely basis. In order to remain competitive, we must continue to enhance and improve the responsiveness, functionality and features of our Websites, which is particularly challenging given the rapid rate at which new technologies, customer preferences and expectations and industry standards and practices are evolving in the online commerce industry. Accordingly, we redesign and enhance various functions on our Websites on a regular basis, and we may experience instability and performance issues as a result of these changes.

We May Be Subject To Higher Return Rates. We recognize that purchases of apparel and fashion accessories over the Internet may be subject to higher return rates than traditional store-bought merchandise. We have established a return policy in order to accommodate our customers and overcome any hesitancy they may have with shopping via the Internet. As a result, our reserve for returns and credit card chargebacks as a percentage of gross sales for fiscal 2012, 2011 and 2010 were 34.4%, 37.1% and 38.7%, respectively. If return rates are higher than expected, this could have a material adverse effect on our business, prospects, financial condition, cash flows and results of operations.

Our Success Is Largely Dependent Upon Our Executive Personnel. We believe our success will depend to a significant extent on the efforts and abilities of our executive personnel. In particular, we rely upon their strategic guidance, their relationships and credibility in the vendor and financial communities and their ability to recruit key operating personnel. Our current employment agreements with our Chief Executive Officer, Chief Financial Officer and SVP of Merchandising runs through June 2014, December 2015 and June 2015, respectively. However, there can be no assurance that any of them will not terminate their employment earlier. The loss of the services of any of our executive officers could have a material adverse effect on our credibility in the vendor communities and our ability to recruit new key operating personnel.

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

We May Be Liable For Infringing On The Intellectual Property Rights Of Others. Third parties may assert infringement claims against us. From time to time in the ordinary course of business, we have been, and we expect to continue to be, subject to claims alleging infringement of the trademarks, patents and other intellectual property rights of third parties. These claims and any resulting litigation, if it occurs, could subject us to significant liability for damages. In addition, even if we prevail, litigation could be time-consuming and expensive and could result in the diversion of our time and attention. Any claims from third parties may also result in limitations on our ability to use the intellectual property subject to these claims unless we are able to enter into agreements with the third parties making these claims.

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

We Face Legal Uncertainties Relating To The Internet In General And To Our Industry In Particular That May Become Subject To Costly Government Regulation. We are not currently subject to direct regulation by any domestic or foreign governmental agency, other than regulations applicable to businesses generally, and laws or regulations directly applicable to online commerce. However, it is possible that laws and regulations may be adopted that would apply to the Internet and other online services. Furthermore, the growth and development of the market for online commerce may prompt calls for more stringent consumer protection laws that may impose additional burdens on those companies conducting business online. The adoption of any additional laws or regulations may increase our cost of doing business and/or decrease the demand for our products and services and increase our cost of doing business.

The applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales and other taxes, libel and personal privacy is uncertain and may take years to resolve. Any such new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to our business, or the application of existing laws and regulations to the Internet and online commerce could also increase our cost of doing business. In addition, some of the products we sell may be subject to federal, state or foreign regulation. If we were alleged to have violated federal, state or foreign, civil or criminal law, we could face material liability and damage to our reputation and, even if we successfully defend any such claim, we would incur significant costs in connection with such defense.

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

Our Ability To Utilize Our Net Operating Loss Carry forwards May Be Limited. Our federal net operating loss carry forwards are subject to limitation on how much may be utilized on an annual basis. The use of the net operating loss carry forwards may have additional limitations resulting from certain future ownership changes or other factors pursuant to Section 382 of the Internal Revenue Code (the “Code”), including the consummation of private placements in 2011, 2010 and 2009, which made us vulnerable to an ownership change for purposes of Section 382 of the Code. Transfers of shares by shareholders who own 5% or more of our outstanding common stock could also have the effect of limiting our ability to utilize our net operating loss carry forwards. We have not performed a recent analysis of our ownership changes under Section 382 of the Code. If our net operating loss carry forwards are further limited, and we have taxable income which exceeds the available net operating loss carry forwards for that period, we would incur an income tax liability even though net operating loss carry forwards may be available in future years prior to their expiration, which may adversely affect our future financial position, results of operations and cash flows.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We lease approximately 18,000 square feet of office space in New York City. The property is in good operating condition. The lease covering such office space will expire on December 31, 2020. Our total lease expense (excluding commercial real estate taxes) for such office space during 2012, 2011 and 2010 were approximately $575,000, $575,000 and $595,000, respectively.

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted on the Nasdaq Capital Market Exchange. The following table sets forth the high and low sales prices for the Common Stock for the periods indicated, as reported by the Nasdaq Capital Market Exchange:

	Year Ended December 31,
	2012		2011
Quarter	High	Low	High	Low

First	$2.24	$1.55	$3.50	$2.68
Second	$1.90	$1.15	$3.19	$2.61
Third	$1.50	$0.75	$2.99	$1.46
Fourth	$1.22	$0.55	$2.79	$1.64

On February 15, 2013, the Company was notified by the Nasdaq Stock Market that it is not in compliance with the continued listing requirements for the Nasdaq Capital Market contained in Nasdaq Listing Rule 5450(a)(1) because shares of its Common Stock had closed at a per share bid price of less than $1.00 for at least 30 consecutive trading days. The Nasdaq notice has no immediate effect on the listing of the Company’s Common Stock.

Under Nasdaq rules, the Company has a 180-day grace period to regain compliance, which extends to August 14, 2013. In order to regain compliance, shares of the Company’s Common Stock would need to close at a price of $1.00 per share or more for at least ten consecutive trading days at any time prior to August 14, 2013. The Company may be granted an additional 180-day grace period to regain compliance, if, at that time, it meets the initial listing criteria of the Nasdaq Capital Market, other than the minimum bid price requirement. In the event that the Company does not regain compliance within the requisite time period, it would have the right to appeal any delisting. The failure to maintain listing on the Nasdaq Capital Market may have an adverse effect on the price and/or liquidity of the Company’s Common Stock.

Holders

As of April 12, 2013, there were less than 300 holders of record of the Common Stock. We believe that there were less than 5,000 beneficial holders of the Common Stock as of such date.

Dividends

We have never declared or paid cash dividends on our Common Stock. In addition, the terms of our credit facility prohibit us from paying cash dividends without the consent of our lender. We currently intend to retain any future earnings to finance future growth and, therefore, do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On August 13, 2012, we issued $1.5 million of secured convertible notes to Rho and $1.5 million of secured notes to Prentice as well as warrants to each of Rho and Prentice, in connection with the sale of promissory notes to purchase 476,190 shares of our Common Stock. This issuance was exempt from the registration requirements under Section 4(2) of the Securities Act of 1933, as amended, for the offer and sale of securities not involving a public offering and Rule 506 of Regulation D promulgated thereunder.

Item 6. Selected Financial Data.

The following selected financial data should be read in conjunction with the consolidated financial statements and the notes thereto and the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Historical results are not necessarily indicative of future results. The selected financial data for the years ended December 31, 2009 and 2008 and at December 31, 2010, 2009 and 2008 are derived from our audited financial statements not included in this report:

Consolidated Statements of Operations Data:	Year Ended December 31,
(in $000’s, except per share data)	2012	2011	2010	2009	2008

Net sales	$93,444	$96,282	$88,563	$81,222	$95,774
Cost of sales(1)	77,325	67,997	55,360	49,665	60,288
Gross profit	16,119	28,285	33,203	31,557	35,486

Selling and fulfillment expenses	21,634	19,132	16,881	16,675	19,620
Marketing expenses	7,984	10,877	12,576	8,661	15,359
General and administrative expenses(2)	10,230	9,361	7,592	8,882	11,355
Total operating expenses(1)(2)(3)	39,848	39,370	37,049	34,218	46,334

Operating loss(1)(2)(3)	(23,729)	(11,085)	(3,846)	(2,661)	(10,848)

Interest expense(4)	(1,284)	(358)	(226)	(1,733)	(554)
Interest and other income(5)	102	13	39	25	62

Net loss(1)(2)(3)(4)(5)(6)	$(24,911)	$(11,430)	$(4,033)	$(4,369)	$(11,340)

Basic and diluted net loss per
common share attributable to
Bluefly, Inc. stockholders(7)	$(0.87)	$(0.43)	$(0.17)	$(0.31)	$(0.90)

Basic and diluted weighted
average common shares
outstanding(8)	28,563,341	25,767,483	23,685,338	14,003,534	13,369,257

Consolidated Balance Sheet Data:	As of December 31,
(in $000’s, except per share data)	2012	2011	2010	2009	2008

Cash and cash equivalents	$1,283	$4,413	$10,429	$10,049	$4,004

Restricted cash(9)	4,635	--	--	--	--

Inventories, net	20,521	32,083	25,128	17,668	23,157

Other current assets(10)	3,845	6,240	5,458	4,278	4,347

Total assets(9)(10)	36,543	48,626	44,298	35,646	37,750

Current liabilities(11)	31,193	21,997	14,474	12,611	16,250

Long-term liabilities(12)	413	373	183	--	3,106

Total liabilities(11)(12)	31,606	22,370	14,657	12,611	19,356

Stockholders’ equity(13)	4,937	26,256	29,641	23,035	18,394

(1)	For the year ended December 31, 2011, this amount includes (a) $2.4 million attributable to an increase in inventory reserves (of which $1.4 million relates to inventory written off as it was deemed unsellable during the fourth quarter of 2011) and (b) a write-off of $1.0 million related to merchandise credits from suppliers that we were not able to collect.

(2)	For the year ended December 31, 2012, this amount includes approximately $1.2 million of severance related to the departure of the former CEO. For the year ended December 31, 2011, this amount includes $1.2 million of bad debt expense (which is included as part of general and administrative expenses) related to (a) a write-off of $0.5 million, which we were unable to collect it in its entirety and (b) an increase in the allowance for doubtful accounts of $0.7 million related to the entire remaining balance of the trade receivable. This allowance for doubtful accounts was necessary as the trade receivable was unsecured and the amount that the Company may ultimately recover was not determinable.

(3)	This amount includes non-cash stock-based compensation expenses of approximately $1.9 million, $1.1 million, $0.6 million, $0.6 million and$2.7 million for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(4)	This amount includes approximately $0.6 million and $1.4 million in interest expense to related-party stockholders in connection with our subordinated notes for the years ended December 31, 2012 and 2009, respectively.

(5)	This amount includes a $0.1 million gain on the sale and deconsolidation of Eyefly for the year ended December 31, 2012.

(6)	Excludes (i) preferred stock dividends of $0.04 million and (ii) beneficial conversion feature expense of $0.7 million for the year ended December 31, 2008.

(7)	Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders excludes net losses attributable to the non-controlling interest in Eyefly LLC of $0.1 million and $0.4 million for the years ended December 31, 2012 and 2011, respectively.

(8)	In 2011, weighted average shares outstanding increased to approximately 25.8 million shares as a result of an equity financing that was completed in September 2011. In 2010, weighted average shares outstanding increased to approximately 23.7 million shares as a result of an equity financing that was completed in February 2010.

(9)	This amount represents restricted cash that was held as cash collateral against our outstanding letters of credit issued and outstanding by our previous credit facility with Wells Fargo at December 31, 2012.

(10)	This amount includes approximately $0.5 million, $2.7 million, $0.9 million, $0.2 million and $0.2 million in prepaid inventory as of December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(11)	As of December 31, 2012, 2011, and 2010, this amount includes $2.5 million, $0.1 million and $0.4 million in notes payables to related-party stockholders, interest payables to related-party stockholders and embedded derivative financial liability to related-party stockholders, respectively.

(12)	As of December 31, 2012, 2011 and 2010, long-term liabilities include $0.4 million, $0.4 million and $0.2 million of deferred rent liabilities. As of December 31, 2008, long-term liabilities include approximately $3.0 million and $0.1 million of notes and interest payable to related party stockholders, respectively.

(13)	As of December 31, 2011, total stockholders’ equity includes a deficit balance of $0.01 million related to the non-controlling interest in Eyefly.

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

Overview

Bluefly, Inc. is a leading off-price Internet retailer of designer, contemporary, private label apparel and accessories that provides its customers with unique access to in-season products at superior values. We launched Bluefly.com in September 1998 and expanded our website portfolio in 2011 by launching Belleandclive.com, a members-only shopping destination that presents highly-curated selections of important brands via limited-time flash sale events.

During 2012, we embarked upon a new strategy that focuses on lowering our customer acquisition costs, increasing the lifetime value of our customers and increasing our return on invested capital. To increase our return on invested capital, we have focused on improving our inventory turns by being more competitive with our pricing. Subject to appropriate levels of working capital, management believes that these initiatives will take several additional quarters to materialize. During the year ended December 31, 2012, this shift in strategy negatively impacted gross profit margin percentages as we were more promotional in offering competitive discounted prices in addition to offering free shipping promotions. We continued to deliberately reduce inventory receipts, as we have since the beginning of the year and as a result, net sales for the year ended December 31, 2012 declined by 3%, as compared to the year ended December 31, 2011. However, while our net sales declined by 3%, we had 17% less average inventory than at December 31, 2011 and, therefore, we started seeing improvements in our returns on invested capital related to inventory. Subject to appropriate levels of working capital, we would expect gross profit margin percentages to improve over time as these initiatives take effect. Although it is not expected that our gross profit margin percentages will be as low as they were during 2012, our gross profit margin percentages may continue to be lower than they have been historically in future periods while we are implementing this new strategy.

Our net sales decreased approximately 3% to $93,444,000 for the year ended December 31, 2012, from $96,282,000 for the year ended December 31, 2011. Our gross profit margin percentage decreased to 17.2% for the year ended December 31, 2012, from 29.4% in 2011. The decrease in gross profit margin percentage during the year was primarily attributable to a 13.5% decrease in overall product margin due to our competitive pricing strategy and promotions being offered to customers and a 3.2% decrease related to freight costs due to free shipping promotions offered to customers, which were partially offset by a reduction of 3.9% in inventory reserves due to a decrease in overall inventory balances at December 31, 2012, compared to December 31, 2011. Our gross profit decreased by approximately 43% to $16,119,000 for the year ended December 31, 2012 from $28,285,000 for the year ended December 31, 2011, as a result of the decrease in gross profit margin percentage.

As a percentage of net sales, selling and fulfillment expenses increased to 23.2% for the year ended December 31, 2012, compared to 19.9% for the year ended December 31, 2011. General and administrative expenses increased to 10.9% for the year ended December 31, 2012, compared to 9.7% for the year ended December 31, 2011.

Total marketing expenses (including staff-related costs) decreased by approximately 27% to $7,984,000 for the year ended December 31, 2012, from $10,877,000 for the year ended December 31, 2011. Total marketing expenses (including staff-related costs) as a percentage of net sales decreased to 8.5% for the year ended December 31, 2012, from 11.3% for the year ended December 31, 2011. Marketing expenses (excluding staff-related costs) decreased primarily as a result of a decrease in offline marketing expenditures related to television advertising and as a result of the reduction in certain online marketing expenditures.

We incurred an operating loss of $23,729,000 for the year ended December 31, 2012, as compared to our operating loss of $11,085,000 for the year ended December 31, 2011. The increase in operating loss was primarily a result of a decrease in gross profit and gross profit margin percentage.

Our reserve for returns and credit card chargebacks for the year ended December 31, 2012 decreased to 34.4% of gross sales compared to 37.1% of gross sales for the year ended December 31, 2011. The decrease was primarily caused by a reduction in our overall return rate, however, there can be no assurance that this trend will continue in the future.

We recorded total stock-based compensation expenses of $1,907,000, $1,062,000 and $634,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

At December 31, 2012, we had an accumulated deficit of $187,099,000. The net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with the strategic change in our product mix and sales incentives, decreases in average order size, selling products at lower gross margin percentages, and to a lesser extent, the non-cash effects of equity-linked instruments previously issued.

Critical Accounting Policies

Management estimates

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include recoverability of inventories, useful lives of property and equipment (including Website development costs), intangible assets, the realization of deferred tax assets, the adequacy of the allowances for doubtful accounts and sales returns, and the calculations related to stock-based compensation expense. Actual amounts could differ significantly from these estimates. Our success is largely dependent on our ability to anticipate, identify and respond to unexpected changes in fashion trends and to provide merchandise that satisfies consumer preferences and demand. Our failure to anticipate, identify or respond to unexpected changes in fashion trends and consumer preferences could adversely affect our financial condition and results of operations.

Some estimates are based on projected revenues, expenses and timing of various payments. Should unforeseen events occur or should actual results differ from current estimates, we maybe unable to meet payment obligations as they come due which would have a material adverse impact on our operations.

There can be no assurance that we will be able to identify a source of such financing, or that such financing will be available on terms acceptable to us. We are seeking to consummate a strategic transaction. If we are unable to complete a strategic transaction, we will require substantial additional financing to run our operations.

Revenue recognition

We recognize revenue when the earnings process is completed and revenue is measurable. Gross sales consist primarily of revenue from product sales and shipping and handling charges and are net of promotional discounts and sales-based taxes assessed by governmental authorities that are imposed on sales transactions. Net sales represent gross sales, less provisions for returns and credit card chargebacks.

Gross sales are recognized when all the following criteria are met:

•	A customer executes an order.

•	The product price and the shipping and handling fee have been determined.

•	Credit card authorization has occurred and collection is reasonably assured.

•	The product has been shipped and received by the customer.

Deferred revenue (which consists primarily of goods shipped to customers, but not yet received, and customer credits) is presented as Current liabilities in our Consolidated Balance Sheets at December 31, 2012 and 2011.

Shipping and handling fees billed to customers are presented and included as part of gross sales, and freight costs incurred in connection with shipping customer orders are presented and included as part of Cost of sales on our Consolidated Statements of Operations.

Sales incentives

We frequently offer sales incentives to customers to receive a reduction in the sales price of merchandise. Sales incentives include, but not limited to, discounts, coupons, daily deal programs and e-mail promotions through our online marketing programs. For sales incentives issued to customers in conjunction with the sale of merchandise, the Company recognizes the reduction in gross sales at the time of sale.

Provision for sales returns and doubtful accounts

We generally permit returns for up to40 days from the date of sale. Accordingly, we establish a reserve for estimated future returns and bad debt at the time of shipment based primarily on historical data. We perform credit card authorizations and check the verification of our customers prior to shipment of merchandise. However, our future return and bad debt rates could differ from historical patterns, and, to the extent that these rates increase significantly, could have a material adverse effect on our business, prospects, cash flows, financial condition and results of operations. For the years ended December 31, 2012, 2011 and 2010, our returns reserves were 34.4%, 37.1% and 38.7%, respectively, of gross sales. Actual charges have not varied materially from historical percentages.

Stock-based compensation expense

Authoritative guidance relating to stock-based compensation expenses requires us to measure compensation cost for stock incentive awards at fair value and recognize compensation expense over the service period for awards expected to vest. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term, risk-free interest rate and expected forfeitures.  If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past.

Inventory valuation

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (“FIFO”) method. This valuation requires us to make certain judgments, based on currently available information, about the demand of such merchandise and the selling price, among other factors. Based upon this evaluation, we review our inventory levels in order to identify slow-moving and unsellable merchandise and establish a reserve for such merchandise.

Deferred tax valuation allowance

Income taxes represent income taxes paid or payable (or received or receivable) for the current year and include any changes in deferred taxes during the year. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carry forwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance, when in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

As of December 31, 2012 and 2011, the only tax authorities to which we are subject to are the U.S. federal tax authorities and various state tax authorities in the United States. Open tax years that are subject to examination by the U.S. federal tax authorities and various state tax authorities, which extend back to 1998, relate to years in which unused net operating losses were generated. We previously adopted authoritative guidance relating to uncertainty in income taxes, in which it prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that they have taken or expect to take on a tax return. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of the authoritative guidance and in subsequent periods. Upon the adoption of the authoritative guidance, and through December 31, 2012, we had no unrecognized tax benefits. In the event that we conclude that we are subject to interest and/or penalties arising from uncertain tax positions, we will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in our Consolidated Balance Sheets as of December 31, 2012 and 2011, or Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

Fair value of financial instruments

Authoritative guidance relating to fair value establishes a framework for measuring fair value and expands disclosure about fair value measurements except as it applies to non-financial assets and non-financial liabilities. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to their short-term maturities. Refer to Note 3 – Summary of Significant Accounting Policies for the fair value hierarchy for disclosure of fair value measurements.

Derivative financial instrument

The Company records its embedded derivative financial instrument on its 2012 Consolidated Balance Sheet at fair value. The fair value is based on a valuation model that requires inputs including contractual terms, market prices, yield curves and measures of volatility. The Company’s embedded derivative financial instrument is classified as Level 2 within the fair value hierarchy on its 2012 Consolidated Balance Sheet. Any changes in fair value of the embedded derivative financial instrument are recorded in the Consolidated Statement of Operations and included as Interest expense to related-party stockholders for the year ended December 31, 2012. The Company does not use the embedded derivative financial instrument to manage financial exposure or enter into hedging activities.

Intangible assets

Intangible assets are recorded at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives. No significant residual value is estimated for intangible assets.

The Company evaluates the recoverability of intangible assets at least annually for possible impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. Such circumstances could include, but not limited to, a significant (1) decrease in market value of an asset or (2) adverse change in the extent or manner the asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows. Should the sum of the expected future cash flows be less than the carrying value, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. Due to the issues encountered by the Company in connection with its potential inability to operate as a going concern and a material adverse change in the use of its intangible assets, the assets were impaired by the difference between fair value and carrying amount (see Note 6 - Acquisition).

Long-lived assets

The Company’s policy is to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for future operating income and undiscounted cash flows that will result from the use of such assets. The Company has not identified any such impairment of its long-lived assets for at December 31, 2012 and 2011.

Results Of Operations

The following table sets forth our Consolidated Statements of Operations data for the years ended December 31,:

(in $000’s, except per share data)	2012		2011		2010
		As a % of		As a % of		As a % of
		Net Sales		Net Sales		Net Sales

Net sales	$93,444	100.0%	$96,282	100.0%	$88,563	100.0%
Cost of sales	77,325	82.8	67,997	70.6	55,360	62.5
Gross profit	16,119	17.2	28,285	29.4	33,203	37.5

Selling and fulfillment
expenses	21,634	23.2	19,132	19.9	16,881	19.0
Marketing expenses	7,984	8.5	10,877	11.3	12,576	14.2
General and administrative
expenses	10,230	10.9	9,361	9.7	7,592	8.6
Total operating expenses	39,848	42.6	39,370	40.9	37,049	41.8

Operating loss	(23,729)	(25.4)	(11,085)	(11.5)	(3,846)	(4.3)

Interest expense, net	(1,182)	(1.3)	(345)	(0.4)	(187)	(0.2)

Net loss	$(24,911)	(26.7)%	$(11,430)	(11.9)%	$(4,033)	(4.5)%

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly and a bulk sale of inventory to a third-party during 2011 as discussed further, below sets forth our actual results based on these other metrics for the years ended December 31,:

	2012	2011	2010

Average order size (including shipping and handling)*	$242.38	$303.11	$299.98
New members added during the year**	1,327,946	1,015,071	286,605

*Average order size represents the value paid on a per customer per order basis.

**Based on unique e-mail addresses

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

For The Year Ended December 31, 2012 Compared To The Year Ended December 31, 2011

Net sales: Gross sales for the year ended December 31, 2012 decreased by approximately 7% to $142,537,000 from $153,045,000 for the year ended December 31, 2011. The decrease in gross sales was primarily attributable to a 20% decrease in the average order size, in which average order size for the year ended December 31, 2012 was $242.38 per order as compared to $303.11 per order as a result of the change in the product mix and sales incentives offered to customers as part of our promotional activity. However, the decrease in average order size was partially offset by a 15% increase in the volume of customer orders.

For the year ended December 31, 2012, we recorded a provision for returns and credit card chargebacks of $49,093,000, or 34.4% of gross sales. For the year ended December 31, 2011, we recorded a provision for returns and credit card chargebacks of $56,763,000 or 37.1% of gross sales. The decrease in this provision, as a percentage of gross sales, resulted from a reduction in our overall return rate. However, there can be no assurance that this trend will continue in the future. The reduction in our return rate is primarily attributable to the change in our return policy on Bluefly.com from 60 days to 40 days and a 21 day return policy on Belleandclive.com, as well as a decrease in the average order size.

After the necessary provisions for returns and credit card chargebacks, our net sales for year ended December 31, 2012 was $93,444,000. This represents a decrease of approximately 3% compared to the year ended December 31, 2011, in which net sales were $96,282,000. The decrease in net sales resulted primarily from the decrease in the average order size of each customer order, partially offset by an increase in total customer orders and from the reduction in return rates as discussed above.

For the year ended December 31, 2012, revenue from shipping and handling (which is included in net sales) decreased approximately 23% to $3,324,000 from $4,345,000 for the year ended December 31, 2011. Revenue from shipping and handling decreased primarily as the result of offering additional free shipping promotions to customers in 2012 as compared to 2011 to be competitive.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for year ended December 31, 2012 was $77,325,000, resulting in a gross margin percentage of approximately 17.2%. Cost of sales for the year ended December 31, 2011 was $67,997,000, resulting in a gross margin percentage of 29.4%. Gross profit decreased by approximately 43%, to $16,119,000 for the year ended December 31, 2012 as compared to $28,285,000 for the year ended December 31, 2011. The decrease in both our gross profit and gross profit margin percentage was attributable to an increase in our promotional activity as compared to the year ended December 31, 2011, an increase of $1,360,000 in net freight costs being incurred due to free shipping promotions (that we offered to customers where we did not charge customers shipping and handling) and in part, the deliberate shift in our strategy discussed above as we increase inventory turns by being more competitive with our pricing and selling merchandise at lower gross margin percentages.

Gross Profit: Gross profit decreased by approximately 43% to $16,119,000 for the year ended December 31, 2012 from $28,285,000 for the year ended December 31, 2011, as a result of selling merchandise at lower gross margin percentages and an increase in promotional activity related to promotions and free shipping and its impact on net freight costs being incurred as discussed above.

Selling and fulfillment expenses: Selling and fulfillment expenses increased by approximately 13% for the year ended December 31, 2012, compared to the year ended December 31, 2011. Selling and fulfillment expenses were comprised of the following:

	Year Ended December 31,				Percentage
(in $000s, except percentages)	2012		2011		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$8,901	9.6%	$8,622	8.9%	3.2%
Technology	7,197	7.7	5,852	6.1	23.0
E-Commerce	5,536	5.9	4,658	4.9	18.8
Total selling and fulfillment expenses	$21,634	23.2%	$19,132	19.9%	13.1%

As a percentage of net sales, our selling and fulfillment expenses increased to 23.2% for the year ended December 31, 2012, as compared to 19.9% for the year ended December 31, 2011.

Operating expenses includes all costs related to inventory management, fulfillment, customer service, and credit card processing. Operating expenses for the year ended December 31, 2012 increased by approximately 3% to $8,901,000 as compared to the year ended December 31, 2011 as a result of increases in variable costs associated with fulfillment costs (e.g., picking and packing orders, and processing returns) of $525,000 and fees of $206,000 associated with our customer service call center. These increases were partially offset by a decrease in credit card fees of approximately $232,000 as a result of a decrease in average order size, salary and salary-related expenses related to Eyefly personnel of $155,000, expenses related to picking and packing of $72,000 and consulting fees related to customer service consultants of $50,000.

Technology expenses consist primarily of staff-related costs, amortization of capitalized costs and Website hosting expenses. For the year ended December 31, 2012, technology expenses increased by approximately 23% to $7,197,000 as compared to the year ended December 31, 2011. This increase was attributable to an increase of $854,000 in depreciation and amortization expenses included in technology expenses, an increase in consulting fees related to short-term staffing of $402,000, an increase in software support expenses of $381,000 and an increase in Website hosting expenses of $203,000. These increases were partially offset by a decrease in salary and salary-related expenses of approximately $421,000 and a decrease in stock-based compensation expenses of $94,000.

E-commerce expenses include expenses related to our photo design studio, image processing, and website design. For the year ended December 31, 2012, e-commerce expenses increased by approximately 19% to $5,536,000 as compared to the year ended December 31, 2011, primarily as a result of increases in expenses related to photo shoots for Belleandclive.com of $401,000, salary and salary-related expenses of $321,000, consulting fees of $119,000 related to product development. These increases were partially offset by decreases in expenses related photo shoots for both sites of $32,000 and a decrease in depreciation expenses of $11,000.

Marketing expenses: Marketing expenses (including staff-related costs) decreased by approximately 27% to $7,984,000 for the year ended December 31, 2012, from $10,877,000 for the year ended December 31, 2011.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, e-mail marketing programs, online integration partnerships, paid search, and fees paid to marketing affiliates and comparison engines, (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as (c) staff-related costs. As a percentage of net sales, total marketing expenses (including staff-related costs) decreased to 8.5% for the year ended December 31, 2012, compared to11.3% for the year ended December 31, 2011.

For the year ended December 31, 2012, total marketing expenses (excluding staff-related costs) related to online advertising were $6,644,000, compared to $7,123,000 for the year ended December 31, 2011. The slight decrease in online advertising is primarily attributable to a decrease in online advertising banners of $180,000, a decrease in fees paid to comparison engines of $658,000, fees related to paid search of $252,000, a decrease in costs associated with our sweepstakes programs of $101,000 and a decrease in marketing expenditures related to social media programs of $239,000. These decreases were partially offset by increases in fees paid to marketing affiliates of $612,000 (which includes approximately $209,000 related to the increase in associated marketing costs from our daily deal programs) and online marketing expenditures related to e-mail marketing programs of $321,000.

While daily deal programs have led to a growth in our overall member file for future sales growth, there can be no assurance that this trend will continue in the future.

For the year ended December 31, 2012, total marketing expenses (excluding staff-related costs) related to offline advertising were $961,000, compared to $2,172,000 for the year ended December 31, 2011. This decrease in offline advertising expenses are primarily attributable to a reduction in expenditures related to television advertising and production costs of $968,000.

As part of our overall change in strategy during 2012, subject to appropriate levels of working capital, we continue to expect our overall customer economics to improve by testing and optimizing in new and existing marketing channels, which we anticipate will increase customer traffic to both Websites and convert visitors to subscribers of our e-mail marketing programs. This, in turn, should enable us to more cost effectively market to our customers without significant marketing expenditures, which would lower our customer acquisition costs on a per member basis. As our customer membership file increases, we expect our total marketing expenses (excluding staff-related costs) related to online advertising to also in increase in 2013.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the year ended December 31, 2012 increased to $10,230,000, compared to $9,361,000 for the year ended December 31, 2011.

The increase in general and administrative expenses was primarily the result of an increase in stock-based compensation expenses related to equity awards of $1,008,000 and a net increase in salary and salary-related expenses of $794,000, which includes a total of $627,000 of severance payable to our former Chief Executive Officer. These increases were partially offset by a decrease in bad debt expense of $906,000 and a decrease in professional fees of $328,000.

As a percentage of net sales, general and administrative expenses for the year ended December 31, 2012 increased to approximately 10.9% from 9.7% for the year ended December 31, 2011.

Loss from operations: For the year ended December 31, 2012, we incurred an operating loss of $23,729,000, compared to an operating loss of $11,085,000 for the year ended December 31, 2011. The increase in operating loss was primarily attributable to a decrease in gross profit and gross profit margin percentage discussed above.

Interest expense to related-party stockholders: Interest expense to related-party stockholders for the year ended December 31, 2012 was $631,000. There was no interest expense to related party stockholders recognized for the year ended December 31, 2011.Interest expense to related party stockholders consists of non-cash amortization expense of the discount relating to our outstanding notes issued to certain related parties in connection with the recent financing, accrued interest expense, non-cash changes in fair value of the embedded derivative and amortization expense related to deferred financing charges.

Other interest expense and income, net: Other interest expense and income, net for the year ended December 31, 2012 increased to approximately $551,000, compared to $345,000 for the year ended December 31, 2011. Interest expense consists primarily of fees paid in connection with our previous borrowing facility and in connection with our recent new Credit Facility (as described further below in Liquidity And Capital Resources – Credit Facility) of $492,000.

We earned $102,000 in interest and other income for the year ended December 31, 2012, compared to $13,000 for the year ended December 31, 2011. These amounts related primarily to the gain on sale and deconsolidation of our former Eyefly subsidiary of $100,000 and interest income earned on our cash balances of $2,000.

Net loss per share attributable to Bluefly, Inc. stockholders: Net loss per share attributable to Bluefly, Inc. stockholders increased to $0.87per share for the year ended December 31, 2012, compared to $0.43 per share for the year ended December 31, 2011. The increase in net loss per share attributable to Bluefly, Inc. stockholders was primarily attributable to an increase in our operating loss, which was partially offset by an increase in our weighted average common shares outstanding for the year ended December 31, 2012 of 28,563,341, compared to 25,767,483 weighted average common shares outstanding for the year ended December 31, 2011. The increase in our weighted average common shares outstanding was attributable to a private placement in September 2011 at which time we issued 3,666,665 shares of common stock to certain related-party stockholders.

For The Year Ended December 31, 2011 Compared To The Year Ended December 31, 2010

Net sales: Gross sales for the year ended December 31, 2011increased by approximately 6% to $153,045,000, from $144,544,000 for the year ended December 31, 2010. The increase in gross sales was primarily attributable to the continued demand for our luxury designer merchandise, which increased gross sales by approximately 3%, and a 3% increase in customer orders in 2011, compared to the year ended December 31, 2010.

The provision for returns and credit card chargebacks was approximately 37.1% and 38.7% for 2011 and 2010, respectively, of gross sales resulting in a provision of $56,763,000 and $55,981,000 for the years ended December 31, 2011 and 2010, respectively. The decrease in this provision as a percentage of gross sales resulted from a reduction in our product return rate to 37.3% during 2011 from 38.6% in 2010, however, there can be no assurance that this trend will continue.

After the necessary provisions for returns, credit card chargebacks and other discounts, our net sales for the year ended December 31, 2011 was $96,282,000. This represents an increase of approximately 9% compared to the year ended December 31, 2010, in which net sales totaled $88,563,000. The increase in net sales resulted primarily from a 3% increase in customer orders, a 1% increase in the average order size of each customer order and a decrease in the product return rate of 1.3%. Shipping and handling revenue (which is included in net sales) increased by 8% to $4,345,000 for the year ended December 31, 2010, from $4,037,000 for the year ended December 31, 2010. Shipping and handling revenue increased relatively at the same rate as net sales of 8%.

Cost of sales: Cost of sales for the year ended December 31, 2011 totaled $67,997,000, resulting in a gross profit margin percentage of approximately 29.4%. Cost of sales for the year ended December 31, 2010 totaled $55,360,000, resulting in a gross profit margin percentage of 37.5%. The decrease in our gross profit margin percentage was attributable to an increase in inventory reserves of $2,184,000 (of which $1,382,000 related to inventory written off as it was deemed unsellable) during the fourth quarter of 2011, a write-off of $1,013,000 related to merchandise credits from suppliers that we were not able to collect. The increase in inventory reserves was primarily the result of a shift in our strategy that began in the first quarter of 2012 with a view to accelerating our inventory turns instead of emphasizing gross margin percentages. The purpose of this strategy is to use our capital more efficiently. As a result, gross margin percentages were lower than they have been historically in 2012 as we increased our promotional activity in order to increase our inventory turns.

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

Selling and fulfillment expenses: Selling and fulfillment expenses increased by over 13% for the year ended December 31, 2011 compared to the year ended December 31, 2010. Selling and fulfillment expenses were comprised of the following:

	Year Ended December 31,				Percentage
(in $000s, except percentages)	2011		2010		Difference
		As a % of		As a % of	Increase
		Net Sales		Net Sales	(Decrease)

Operating	$8,622	8.9%	$7,976	9.0%	8.1%
Technology	5,852	6.1%	5,426	6.1	7.9
E-Commerce	4,658	4.9%	3,479	3.9	33.9
Total selling and fulfillment expenses	$19,132	19.9%	$16,881	19.0%	13.3%

As a percentage of net sales, our selling and fulfillment expenses increased to 19.9% for the year ended December 31, 2011 from 19.0% for the year ended December 31, 2010.

Operating expenses for the year ended December 31, 2011 increased by approximately 8% compared to the year ended December 31, 2010 as a result of increases in variable costs associated with fulfillment costs (e.g., picking and packing orders and processing returns) of $111,000, salary and salary-related expenses related to Eyefly personnel of $162,000 and fees associated with our customer service call center of $184,000.

For the year ended December 31, 2011, technology expenses increased by approximately 8% compared to the year ended December 31, 2010. This increase was attributable to increases in short-term staffing expenses of $188,000, an increase in stock-based compensation expenses of $149,000 and an increase in Website hosting expenses of $129,000. These increases were partially offset by a decrease in software support expenses of approximately $112,000.

For the year ended December 31, 2011, e-commerce expenses increased by approximately 34% compared to the year ended December 31, 2010 primarily as a result of increases in expenses associated with photo shoots related to launching Belleandclive.com and Eyefly of $750,000 and increases in salary and salary-related expenses of $313,000.

Marketing expenses: Marketing expenses decreased by 13% to $10,877,000 for the year ended December 31, 2011 from $12,576,000 for the year ended December 31, 2010.

As a percentage of net sales, our marketing expenses decreased to 11.3% for the year ended December 31, 2011 from 14.2% for the year ended December 31, 2010.

Total marketing expenses (excluding staff-related costs) related to online advertising for the year ended December 31, 2011 totaled $7,123,000, compared to $7,213,000 for the year ended December 31, 2010. The decrease in online advertising is primarily attributable to a decrease in fees to marketing affiliates of $413,000, social media programs of $367,000 and partner e-mail programs of $92,000.

Total marketing expenses (excluding staff-related costs) related to offline advertising for the year ended December 31, 2011 totaled $2,172,000 compared to $4,120,000 for the year ended December 31, 2010. The decrease in offline advertising expenses are primarily attributable to a reduction in offline marketing expenditures related to television advertising and production costs of $2,491,000.

As part of our overall change in strategy in 2012, we expect our overall customer economics to improve by testing and optimizing in new and existing marketing channels, which we anticipate will increase customer traffic to both Bluefly.com and Belleandclive.com and convert visitors to subscribers of our e-mail marketing program. This, in turn, should enable us to more cost effectively market to our customers without spending significantly more marketing dollars, which would lower our customer acquisition costs on a per member basis. As our customer membership file increases, we expect total marketing expenses (excluding staff-related costs) related to online advertising to also increase in 2012 due to the increase in new members.

General and administrative expenses: General and administrative expenses for the year ended December 31, 2011 increased by approximately 23% to $9,361,000, as compared to $7,592,000 for the year ended December 31, 2010.

The increase in general and administrative expenses was primarily the result of increases in professional fees of $592,000 and amounts paid in connection with the settlement of a patent infringement claim and an increase in stock-based compensation expenses of $233,000. These increases were partially offset by decreases in amortization expenses related to leasehold improvements and software of $179,000 and a decrease in Delaware franchise taxes of $150,000. The increase in general and administrative expenses for the year ended December 31, 2011, as compared to December 31, 2010, is also attributable to bad debt expense of $1,200,000, related to an outstanding trade receivable at December 31, 2011 from a third-party in connection with the bulk-sale of merchandise during the second quarter 2011, of which $475,000 was as a result of a write-off as we were unable to collect it in its entirety. Additionally, we established an allowance for doubtful accounts for losses resulting from the uncertainty of collecting the remaining balance of $725,000.

As a percentage of net sales, general and administrative expenses for the year ended December 31, 2011 increased to approximately 9.7% from 8.6% for the year ended December 31, 2010.

Loss from operations: Operating loss increased to $11,085,000 for the year ended December 31, 2011, from $3,846,000 for the year ended December 31, 2010.

Other interest expense and other income, net: Interest income decreased to $13,000 for the year ended December 31, 2011, from $39,000 for the year ended December 31, 2010.

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

Liquidity And Capital Resources

General

At December 31, 2012, we had approximately $1.3 million in cash and cash equivalents compared to $4.4 million and $10.4 million at December 31, 2011 and 2010, respectively. Working capital (which is computed as total current assets less total current liabilities and represents a measure of operating liquidity) at December 31, 2012, 2011 and 2010 was ($0.9) million, $20.7 million and $26.5 million, respectively. As of December 31, 2012, we had an accumulated deficit of $187.1 million. We have incurred negative cash flows and cumulative net losses since inception.

Changes in cash and cash equivalents at December 31, 2012, compared to December 31, 2011, are primarily attributable to increases in cash used in operations related to increases in working capital requirements and related changes in operating assets and liabilities of approximately $3.0 million, investment in property and equipment of $3.2 million and was partially offset by cash borrowings and proceeds from financing activities of $3.1 million.

Working capital levels at any specific date are subject to variability based upon seasonality, inventory management and sales levels. These factors, in turn, affect the levels of accounts receivable and inventory.

Our needs for liquidity have been primarily to support operating losses, satisfy our working capital requirements, make capital expenditures, and make principal and interest payments on debt obligations. Historically, such requirements have been funded through normal operations and through the use of our financing arrangements and capital raising activities. During 2012, we embarked upon a new strategy that focuses on lowering our customer acquisition costs, increasing the lifetime value of our customers and increasing our return on invested capital. To increase our return on invested capital, we have focused on improving our inventory turns by being more competitive with our pricing and management believes that these initiatives will take several quarters to materialize.

We have implemented certain cost containment measures and continue to monitor and evaluate our liquidity needs and alternatives. In the near term, we expect that working capital requirements and capital expenditures will continue to represent our primary needs for liquidity. The main portion of our capital expenditures consists of, and is expected to continue to be, software and systems development. In the long term, our working capital requirements and capital expenditures are expected to increase if we succeed in growing our business based on our new strategic initiatives, however, our ability to repay certain borrowings under our credit facility, and execute on our new long-term strategic initiatives, is dependent on our ability to achieve profitable operations and/or find alternative funding.

The Company is currently in active discussions regarding a strategic transaction under the direction of a special committee consisting of independent members of the Board of Directors, together with the assistance of an independent financial advisor (“Proposed Strategic Transaction”).  The Company expects that such transaction will be at a price substantially below the currently prevailing market price of the Company’s Common Stock. We currently have sufficient funds to support our operations until the anticipated signing date of a definitive agreement regarding the Proposed Strategic Transaction, at which time we believe bridge financing will be available until the transaction can be consummated. The Auditor’s Report contained herein contains an explanatory paragraph regarding a going concern uncertainty. Management believes that the Proposed Strategic Transaction, if and when consummated, will provide the necessary liquidity to eliminate the factors that resulted in the going concern uncertainty. There can be no assurance that the Proposed Strategic Transaction can be consummated.

If the Company is unable to complete a strategic transaction, we will require additional financing from existing or third party investors to fund our operations. We have already implemented certain cost containment measures. In conjunction with seeking such financing, we would reduce our workforce, reduce overhead and otherwise streamline our operations.

Our inability to raise additional working capital on a timely basis, on acceptable terms or at all, would have a material adverse effect on our operations.

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

Credit Facility

On November 13, 2012, we entered into a new three-year revolving credit facility (“Credit Facility”) with Salus Capital Partners, LLC (“Salus”) collateralized by all of our assets. The Credit Facility refinanced our previous credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”).

Pursuant to the terms of the Credit Facility, Salus provides us with a revolving credit facility and facilitates the issuance of letters of credit in favor of suppliers or factors. Availability under the Credit Facility is determined by a formula that considers a specified percentage of our accounts receivable and a specified percentage of our inventory. The maximum availability is $10 million, of which up to $5 million is available for the issuance of letters of credit. Interest accrues under the Credit Facility at the prime rate plus 4.75%, subject to a minimum rate of 8.00%. Letters of credit issued to third parties are cash collateralized by amounts drawn under the Credit Facility. At closing, $4.7 million was drawn under the Credit Facility to cash collateralize letters of credit issued by Wells Fargo, which were outstanding at such date. In addition, we paid an origination fee of $187,500 at closing, will pay a collateral monitoring fee of $3,000 per month and will pay unused commitment fees of 0.75% of the remaining availability under the Credit Facility. A termination fee of $75,000 was paid at closing to Wells Fargo.

As of December 31, 2012, maximum total availability under the Credit Facility was approximately $6.9 million, of which $5.3 million was borrowed, leaving approximately $1.6 million available for further borrowings. The terms of the Credit Facility contain a material adverse effect clause defined as a material adverse change in the ability of the Company to perform its obligations under the Credit Agreement or, upon the operations, business, properties, liabilities (actual or contingent) or condition (financial or otherwise), or impairment of the rights and remedies of the Agent or any lender under the Credit Facility, or upon the legality, validity, binding effect or enforceability against any party to the Credit Facility. This feature may limit our ability to obtain additional borrowings or result in a default on current outstanding letters of credit.

Both availability under our Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. As of December 31, 2012, we had approximately $0.5 million of prepaid inventory in our Consolidated Balance Sheet, compared to $2.7 million as of December 31, 2011.

The Salus agreement was amended on April 11, 2013 to modify certain borrowing availability formulas.  It is currently estimated that these amendments will increase borrowing availability by up to $650,000. The Company paid a $100,000 fee in connection with the amendment. The interest rate payable under the facility was increased by one percent for sixty days and thereafter the rate will be the greater of (i) the prime rate plus 8.75% and (ii) 12.00%. Salus also waived covenant violations caused by the late delivery of 2012 audited financial statements and the explanatory paragraph regarding a going concern uncertainty contained in the auditor’s opinion for such financial statements. Salus has waived our going concern uncertainty and increased our borrowing availability only through mid-June, after which we would need additional waivers and/or accommodations from Salus.

The Auditor’s Report with respect to the Company’s Financial Statements (included elsewhere herein) includes going concern uncertainty relating to the Company’s current potential inability to operate independently, without sufficient additional financing and the completion of a Strategic Transaction. Management believes that, a strategic transaction, if and when consummated, will provide the necessary liquidity to eliminate the current financial constraints which resulted in the going concern uncertainty. There can be no assurance that a strategic transaction will be consummated.

2012 Financing Transaction

On August 13, 2012 (the “Closing Date”), we entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rho and Prentice (the “Purchasers”) pursuant to which we issued (i) $1,500,000 aggregate principal amount of collateralized subordinated convertible promissory notes to Rho (the “Rho Notes”) and (ii) $1,500,000 aggregate principal amount of collateralized subordinated promissory notes to Prentice (the “Prentice Notes” and, collective with the Rho Notes, the “Notes”).  The Rho Notes bear interest at 12% per annum, compounded annually, and interest is payable upon maturity or conversion.  The Prentice Notes bear interest at 15% per annum, compounded annually, and interest is payable quarterly.  Prentice received an origination fee on the Closing Date equal to 2 percent of the Prentice Notes. The Rho Notes are convertible, at the holder's option, (a) into equity securities that we might issue in any subsequent round of financing that results in proceeds to us of at least $7,500,000 (a “Qualified Financing”) at a price equal to the lowest price per share paid by any investor in such Qualified Financing, or (b) into shares of our Common Stock at a price per share equal to $1.05, which represents the fair market value on the Closing Date.

The Notes have a one-year term, but may become due prior to the end of such term in the event of a change of control or a Qualified Financing.  The Notes were collateralized by second priority liens on all our assets, however, in connection with the new Credit Facility discussed above, the Notes were amended to reflect the subordination terms negotiated between the Purchasers and Salus.

In connection with the issuance of the Notes, we also issued warrants, with a seven year term, to purchase 476,190 shares of our common stock (the “Warrants”) to each of Rho and Prentice, respectively, at a price equal to $1.05 per share, which represents the fair market value of the Common Stock on the Closing Date.

We incurred approximately $127,000 of debt issuance costs (“Deferred Financing Costs”) related to the issuance of the Notes, which primarily consisted of legal and other professional fees. These Deferred Financing Costs were deferred and are being amortized to interest expense to related party stockholders over the term of the Notes.

Refer to the consolidated financial statements within Note 9 – Financing for further details.

September 2011 Securities Purchase Agreement

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

Off balance sheet arrangements

Warrants issued in 2012 and 2011 are equity-linked derivatives and, accordingly, represent an off balance sheet arrangement.

Warrants issued in 2012, in connection with the 2012 Financing is presented as part of Notes and interest payables to related-party stockholders, net in the Consolidated Balance Sheet at December 31, 2012. Refer to the consolidated financial statements within Note 9 – Financing for further details.

Warrants issued in 2011 were not classified as derivatives, but instead are included as a component of stockholders’ equity. See our Consolidated Statements of Changes in Stockholders’ Equity for more information.

Recently issued, but not yet effective, accounting pronouncements

We are not aware of any recently issued, but not yet effective, accounting pronouncements that would have a significant impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting Company as defined by regulation S-K and as such, are not required to provide this information.

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

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a – 15(f) and 15d – 15(f) under the Securities Exchange Act of 1934, as amended. Our management has assessed the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment under the criteria set forth in Internal Control — Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2012. This annual report does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.

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

Item 9B. Other Information.

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.

Item 11. Executive Compensation.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.

Item 14. Principal Accounting Fees and Services.

The information required by this Item is incorporated by reference from our definitive proxy statement for the 2013 annual meeting of stockholders.

PART IV.

Item 15. Exhibits, Financial Statement Schedules.

(a)	(1)	Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Stockholders’ Equity for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule:

SCHEDULE II — Valuation and Qualifying Accounts For the Three Years Ended December 31, 2012

(3)	Exhibits:

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, dated April 3, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K, dated April 4, 2008).

3.3	Amended and Restated Certificate of Incorporation of the Company, dated February 25, 2010 (incorporated by reference to the Company’s Current Report on Form 8-K, dated March 3, 2010).

3.4	By-Laws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Bylaws of the Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.1	Bluefly, Inc. 2000 Stock Option Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000).

10.2

Investment Agreement, dated November 13, 2000, by and among the Company, Bluefly Merger Sub, Inc., Quantum Industrial Partners LDC and SFM Domestic Investments LLC (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000).

10.3

Common Stock and Warrant Purchase Agreement, dated May 24, 2002, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002).

10.4	Note and Warrant Purchase Agreement, dated January 28, 2003, by and between the Registrant and the investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.5

Common Stock and Warrant Purchase Agreement dated January 9, 2004 by and among the Company and the Investors listed on Schedule 1 thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated January 13, 2004).

10.6	Amended and Restated 1997 Stock Option Plan (incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed with the Commission on June 29, 2004).

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

10.14	Service Agreement, dated as of May 9, 2007, by and between the Company and VIP desk Connect, Inc. (incorporated by reference to the Company’s Current Report on Form 8-K, dated May 10, 2007).

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

29

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

10.28

Employment Agreement, dated May 3, 2011 and effective as of May 31, 2011, by and between Bluefly, Inc. and Joseph Park (incorporated by reference to the Company’s Current Report on Form 8-K, dated June 1, 2011).

30

10.29

Securities Purchase Agreement, dated as of September 7, 2011, by and among Bluefly, Inc., Rho Ventures VI, LP, Quantum Industrial Partners LDC and Prentice Consumer Partners, LP., with form of officer and director lock-up, and shareholder lock-up and support agreements attached thereto (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2011).

10.30

Amended and Restated Registration Rights Agreement, dated as of September 7, 2011, among Bluefly, Inc., Quantum Industrial Partners LDC, SFM Domestic Investments, LLC, Maverick Fund USA, Ltd., Maverick Fund, L.D.C., Maverick Fund II, Ltd., Prentice Consumer Partners, LP, and Rho Ventures VI, LP. (incorporated by reference to the Company’s Current Report on Form 8-K, dated September 9, 2011).

10.31

Separation Agreement, dated as of September 8, 2011, by and between Bluefly, Inc. and Bradford Matson with attached mutual release (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 10, 2011).

10.32	Separation Agreement, dated February 2, 2012, by and between Bluefly, Inc. and Melissa Payner-Gregor (incorporated by reference to the Company’s Current Report on Form 8-K, dated February 3, 2012).

10.33

Note and Warrant Purchase Agreement, dated August 13, 2012, by and among the Company, Prentice Consumer Partners, LP and Rho Ventures VI, L.P. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2012).

10.34

Secured Subordinated Promissory Note, dated August 13, 2012, by and between the Company and Prentice Consumer Partners, LP. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2012).

10.35

Secured Subordinated Convertible Promissory Note, dated August 13, 2012, by and between the Company and Rho Ventures VI, L.P. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2012).

10.36	Warrant No. 1, dated August 13, 2012, issued to Prentice Consumer Partners LP. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2012).

10.37	Warrant No. 2, dated August 13, 2012, issued to Rho Ventures VI, L.P. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2012).

10.38	Employment Agreement, dated June 12, 2012, by and between the Company and Scott Erdman. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated August 14, 2012).

10.39

Credit Agreement and related Security Agreement, each dated November 13, 2012, by and among the Company, its subsidiary EVT Acquisition Co., LLC and Salus Capital Partners, LLC (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 19, 2012).

10.40

Amendment No. 1 to Secured Subordinated Promissory Note, dated November 13, 2012, by and between the Company and Prentice Consumer Partners LP (incorporated by reference to the Company’s Current Report on Form 8-K,

31

dated November 19, 2012).

10.41

Amendment No. 1 to Secured Subordinated Convertible Promissory Note, dated November 13, 2012, by and between the Company and Rho Ventures VI, L.P. (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 19, 2012).

10.42

Separation Agreement and Release of Claims, dated November 20, 2012, by and between the Company and Kara Jenny (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 21, 2012).

10.43

Amended and Restated Employment Agreement, dated February 2, 2012, by and between the Company and Joseph C. Park (incorporated by reference to the Company’s Quarterly Report on Form 10-Q, dated November 21, 2012).

10.44	Employment Agreement, dated November 28, 2012, by and between the Company and James Gallagher (incorporated by reference to the Company’s Current Report on Form 8-K, dated November 29, 2012).

10.45	Limited consent dated April 4, 2013 from Salus Capital Partners, LLC with respect to late delivery of 2012 financial statements.

10.46	Limited consent dated April 11, 2013 from Salus Capital Partners, LLC with respect to going concern qualification.

10.47	Amendment No. 1 to the Credit Facility between Salus Capitals Partners, LLC and the Company, dated April 11, 2013.

23.1	Consent of WeiserMazars LLP.

31.1	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification Pursuant to Rule 13a-14(a)/15d-14(a).

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Confidential treatment has been granted as to certain portions of this Exhibit. Such portions have been redacted and were filed separately with the Securities and Exchange Commission.

32

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUEFLY, INC.

By	/s/ Joseph C. Park
Joseph C. Park Chief Executive Officer

April 15, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ HabibKairouz
Habib Kairouz	Chairman of the Board	April 15, 2013

/s/ Joseph C. Park
Joseph C. Park	Chief Executive Officer (Principal Executive Officer)	April 15, 2013
Director
/s/ James Gallagher
James Gallagher	Chief Financial Officer (Principal Accounting Officer)	April 15, 2013

/s/ Mario Ciampi
Mario Ciampi	Director	April 15, 2013

/s/ Michael Helfand
Michael Helfand	Director	April 15, 2013

/s/ Martin Miller
Martin Miller	Director	April 15, 2013

/s/ Anthony Plesner
Anthony Plesner	Director	April 15, 2013

/s/ Andrew Russell
Andrew Russell	Director	April 15, 2013

/s/ Denise Seegal
Denise Seegal	Director	April 15, 2013

/s/ David Wassong
David Wassong	Director	April 15, 2013

33

BLUEFLY, INC.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of

Bluefly, Inc.

We have audited the accompanying consolidated balance sheets of Bluefly, Inc. and subsidiary (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2012.  Our audits also included the consolidated financial statement schedule listed at Item 15(a)(2). These consolidated financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bluefly, Inc. and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 – Basis of Presentation, Liquidity, and Management’s Plan to the consolidated financial statements, the Company has incurred significant recurring operating losses, decreasing liquidity, and negative cash flows from operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WeiserMazars LLP

WeiserMazars LLP

New York, New York

April 16, 2013

Bluefly, Inc.

Consolidated Balance Sheets

December 31, 2012 and 2011

	2012	2011
Assets
Current assets:
Cash and cash equivalents	$1,283,000	$4,413,000
Restricted cash securing letters of credit	4,635,000	--
Accounts receivable, net	2,433,000	2,597,000
Inventories, net	20,521,000	32,083,000
Prepaid expenses and other current assets	1,412,000	3,643,000
Total current assets	30,284,000	42,736,000

Property and equipment, net	5,714,000	5,705,000
Other assets, net	545,000	185,000

Total assets	$36,543,000	$48,626,000

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility, expiring November 2015	$5,311,000	$--
Accounts payable	13,722,000	10,192,000
Allowance for sales returns	2,081,000	3,124,000
Accrued expenses and other current liabilities	2,720,000	4,446,000
Deferred revenue	4,381,000	4,235,000
Embedded derivative financial liability to related-party stockholders	379,000	--
Notes and interest payables to related-party stockholders, net	2,599,000	--
Total current liabilities	31,193,000	21,997,000

Deferred rent liability	413,000	373,000

Total liabilities	31,606,000	22,370,000

Commitments and contingencies (Note 11)

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Preferred stock – $0.01 par value; 1,000,000 shares authorized and none issued or outstanding	--	--
Common stock – $0.01 par value; 50,000,000 shares authorized as of December 31, 2012 and 2011, respectively; 28,937,331 and 28,629,296 shares issued as of December 31, 2012 and 2011, respectively, 28,598,933 and 28,290,898 shares outstanding as of December 31, 2012 and 2011, respectively	286,000	283,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	193,574,000	190,296,000
Accumulated deficit	(187,099,000)	(162,485,000)
Total Bluefly, Inc. stockholders’ equity	4,937,000	26,270,000
Non-controlling interest in Eyefly LLC	--	(14,000)
Total stockholders’ equity	4,937,000	26,256,000
Total liabilities and stockholders’ equity	$36,543,000	$48,626,000

The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Net sales	$93,444,000	$96,282,000	$88,563,000
Cost of sales	77,325,000	67,997,000	55,360,000
Gross profit	16,119,000	28,285,000	33,203,000

Selling and fulfillment expenses	21,634,000	19,132,000	16,881,000
Marketing expenses	7,984,000	10,877,000	12,576,000
General and administrative expenses	10,230,000	9,361,000	7,592,000
Total operating expenses	39,848,000	39,370,000	37,049,000

Operating loss	(23,729,000)	(11,085,000)	(3,846,000)

Interest expense to related-party stockholders	(631,000)	--	--
Other interest expense and other income, net	(551,000)	(345,000)	(187,000)

Net loss	(24,911,000)	(11,430,000)	(4,033,000)

Less: net loss attributable to non-controlling interest in subsidiary	(135,000)	(446,000)	--

Net loss attributable to Bluefly, Inc. stockholders	$(24,776,000)	$(10,984,000)	$(4,033,000)

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders	$(0.87)	$(0.43)	$(0.17)

Weighted average common shares outstanding (basic and diluted)	28,563,341	25,767,483	23,685,338

The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.

Consolidated Statements of Changes in Stockholders’ Equity

Years Ended December 31, 2012, 2011 and 2010

	Bluefly, Inc. Stockholders' Equity
	Common Stock
	$.01 Par Value		Treasury Stock		Additional			Total
	Number of		Number of		Paid-in	Accumulated	Non-controlling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity

Balance at January 1, 2010	18,552,737	$185,000	332,502	$(1,809,000)	$172,127,000	$(147,468,000)	$-	$23,035,000

Stock-based compensation expenses	-	-	-	-	634,000	-	-	634,000

Issuance of restricted stock awards	8,062	-	-	-	-	-	-	-

Retirement of unvested restricted stock awards	(1,500)	-	-	-	-	-	-	-

Delivery of deferred stock unit awards	10,097	-	-	-	-	-	-	-

Purchase of treasury stock	-	-	5,896	(15,000)	-	-	-	(15,000)

Sale of common stock in connection with second
closing of 2009 private placement
(net of $244,000 issuance costs)	6,037,192	61,000	-	-	9,959,000	-	-	10,020,000

Net loss	-	-	-	-	-	(4,033,000)	-	(4,033,000)

Balance at December 31, 2010	24,606,588	246,000	338,398	(1,824,000)	182,720,000	(151,501,000)	-	29,641,000

Sale of common stock from Private Placement
(net of $182,000 issuance costs)	3,666,665	37,000	-	-	6,381,000	-	-	6,418,000

Stock-based compensation expenses	-	-	-	-	1,062,000	-	-	1,062,000

Purchase of non-controlling interest in subsidiary	-	-	-	-	-	-	432,000	432,000

Warrants issued to third-party	-	-	-	-	100,000	-	-	100,000

Exercise of stock option awards	17,645	-	-	-	33,000	-	-	33,000

Net loss	-	-	-	-	-	(10,984,000)	(446,000)	(11,430,000)

Balance at December 31, 2011	28,290,898	283,000	338,398	(1,824,000)	190,296,000	(162,485,000)	(14,000)	26,256,000

Stock-based compensation expenses	-	-	-	-	1,907,000	-	-	1,907,000

Asset acquisition purchase	285,714	3,000	-	-	597,000	-	-	600,000

Warrants issued to related-party stockholders	-	-	-	-	574,000	-	-	574,000

Deconsolidation of majority-controlled subsidiary	-	-	-	-	-	162,000	149,000	311,000

Warrants issued to third-party	-	-	-	-	200,000	-	-	200,000

Issuance of restricted stock awards	22,321	-	-	-	-	-	-	-

Net loss	-	-	-	-	-	(24,776,000)	(135,000)	(24,911,000)

Balance at December 31, 2012	28,598,933	$286,000	338,398	$(1,824,000)	$193,574,000	$(187,099,000)	$-	$4,937,000

The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities:
Net loss	$(24,911,000)	$(11,430,000)	$(4,033,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	3,461,000	2,296,000	2,507,000
Impairment of intangible assets	383,000	--	--
Provisions for returns	(1,043,000)	(18,000)	515,000
Bad debt expense	370,000	1,574,000	324,000
Reserve for inventory obsolescence	(471,000)	3,121,000	359,000
Stock-based compensation expense	1,907,000	1,062,000	634,000
Deferred rent expense	40,000	190,000	183,000
Amortization expense related to warrants issued to third-party	200,000	100,000	--
Amortization of discount on notes payable to related-party stockholders	318,000	--	--
Change in fair value of embedded derivative financial liability to related-
party stockholders	105,000	--	--
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	16,000	(308,000)	441,000
Inventories	11,903,000	(9,063,000)	(7,819,000)
Prepaid expenses and other current assets	2,095,000	(3,061,000)	(651,000)
Other assets	(18,000)	(71,000)	--
Increase (decrease) in:
Accounts payable	3,850,000	5,677,000	152,000
Accrued expenses and other current liabilities	(1,725,000)	1,174,000	(127,000)
Interest payable to related-party stockholders	130,000	--	--
Deferred revenue	376,000	690,000	29,000
Net cash used in operating activities	(3,014,000)	(8,067,000)	(7,486,000)

Cash flows from investing activities:
Purchases of property and equipment	(3,233,000)	(4,832,000)	(2,139,000)
Net cash used in investing activities	(3,233,000)	(4,832,000)	(2,139,000)

Cash flows from financing activities:
Borrowings under revolving credit facility	15,778,000	--	--
Repayments under revolving credit facility	(10,467,000)
Proceeds from notes issued to related-party stockholders	3,000,000	--	--
Deferred financing costs	(559,000)	--	--
Cash securing letters of credit	(4,635,000)	--	--
Net proceeds from common stock issuance to related-party stockholders	--	6,418,000	10,020,000
Proceeds from exercise of stock options	--	33,000	--
Proceeds from capital contribution of non-controlling interest in subsidiary	--	432,000	--
Purchase of treasury stock	--	--	(15,000)
Net cash provided by financing activities	3,117,000	6,883,000	10,005,000

Net (decrease) increase in cash and cash equivalents	(3,130,000)	(6,016,000)	380,000
Cash and cash equivalents – beginning of year	4,413,000	10,429,000	10,049,000
Cash and cash equivalents – end of year	$1,283,000	$4,413,000	$10,429,000

Supplemental disclosure of cash flow information:
Cash paid during the year for interest expense	$374,000	$291,000	$219,000
Cash paid during the year for interest expense to related-party stockholders	$30,000	$--	$--
Supplemental non-cash financing disclosure of cash flow information:
Issuance of common stock for asset acquisition	$600,000	$--	$--

Issuance of warrants with the related party notes issuance	$574,000	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

NOTE 1 – THE COMPANY

Bluefly, Inc., a Delaware corporation, (the “Company”), is a leading off-price Internet retailer of designer, contemporary and private-label apparel and accessories, providing its customers with unique access to in-season products at superior values. The Company’s e-commerce website, www.bluefly.com (“Bluefly.com”), was launched in September 1998. In December 2011, the Company expanded its website portfolio by launching its www.belleandclive.com website (“Belleandclive.com” and, collectively with Bluefly.com, the “Websites”), a members-only shopping destination that presents highly-curated selections of important brands via limited-time flash sale events.

On January 3, 2012, the Company formed a new wholly-owned subsidiary EVT Acquisition Co., LLC, a New York limited liability company (“EVT”), in connection with the Company’s acquisition of assets discussed further in Note 6 – Acquisition.

In 2011, the Company and A + D Labs LLC (“A + D Labs”) entered into a limited liability company operating agreement in connection with the formation of Eyefly LLC (“Eyefly”), a Delaware limited liability company, which was initially owned 52% by the Company and 48% by A + D Labs. Eyefly was formed for the purposes of developing and operating an e-commerce website and related online and mobile applications focused on selling fashionable prescription eyewear directly to consumers. Eyefly launched its e-commerce website, www.eyefly.com (“Eyefly.com”), in June 2011. On October 25, 2012, the Company sold its entire 52% controlling membership interest in Eyefly to A + D Labs as discussed further in Note 3 – Summary of Significant Accounting Policies.

The Company operates in one business segment and has no operations outside the United States. International net sales for the period December 31, 2012 and December 31, 2011 represented 6.4% and 6.9% of total net sales, respectively.

NOTE 2 - BASIS OF PRESENTATION, LIQUIDITY, AND MANAGEMENT’S PLAN

The Consolidated Financial Statements contemplate continuation of the Company as a going concern. However, the auditor's report with respect to the Consolidated Financial Statements contains an explanatory paragraph regarding a going concern uncertainty. The Company has sustained cumulative net losses and negative cash flows from operations since inception. As of December 31, 2012, the Company had an accumulated deficit of $187,099,000 and incurred a net loss attributable to Bluefly, Inc. stockholders of $24,776,000 for the year ended December 31, 2012.

The Company is currently in active discussions regarding a strategic transaction under the direction of a special committee consisting of independent members of the Board of Directors, together with the assistance of an independent financial advisor (“Proposed Strategic Transaction”).  The Company expects that such transaction will be at a price substantially below the currently prevailing market prices of the Company’s Common Stock. We currently have sufficient funds to support our operations until the anticipated signing date of a definitive agreement regarding the Proposed Strategic Transaction, at which time we believe bridge financing will be available until the transaction can be consummated. Management believes that the Proposed Strategic Transaction, if and when consummated, will provide the necessary liquidity to eliminate the factors that resulted in the going concern uncertainty. There can be no assurance that the Proposed Strategic Transaction can be consummated.

If the Company is unable to complete the Proposed Strategic Transaction or an alternative strategic transaction, we will require additional financing from existing or third party investors to fund our operations. The Company has already implemented certain cost containment measures. In conjunction with seeking such financing, we would reduce our workforce, reduce overhead and otherwise streamline our operations, of which certain initiatives have already been implemented. The inability to raise additional financing would have a material adverse effect on our operations.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the dates of the financial statements and the reported

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

amounts of revenues and expenses during the reporting periods. Significant estimates and assumptions include the adequacy of the allowances for doubtful accounts and sales returns, recoverability of inventories, useful lives of property and equipment (including website development costs) and intangible assets, realization of deferred tax assets, and the calculations related to stock-based compensation expense. Actual results could differ from those estimates. The Company’s success is largely dependent on its ability to anticipate, identify and respond to unexpected changes in fashion trends and to provide merchandise that satisfies consumer preferences and demand. The Company’s failure to anticipate, identify or respond to unexpected changes in fashion trends and consumer preferences could adversely affect its financial condition and results of operations.

Deferred financing costs

Costs incurred in connection with the Company's financing activities are deferred and amortized over the terms of the related agreements using the straight-line method. During 2012, we deferred approximately $127,000 and $432,000 relating to the August 2012 financing (see Note 9 – 2012 Financing), and the new revolving credit facility with Wells Fargo Capital Finance, and Salus Capital Partners, LLC (see Note 10 – Revolving Credit Facility Financing Agreement), respectively. Amortization of these costs, which is recognized in other interest expense and other income, net, in the accompanying consolidated statements of operations, totaled approximately $82,000, $18,100, and $11,700 for the years ended December 31, 2012, 2011 and 2010, respectively. Deferred financing costs, net of accumulated amortization, included in other assets, net, amounted to approximately $468,000 and $35,000 as of December 31, 2012 and 2011, respectively.

Principles of consolidation

The consolidated financial statements include the financial position, results of operations and cash flows of the Company and its wholly-owned subsidiary, EVT. All material intercompany transactions between the Company and EVT have been eliminated in consolidation.

On October 25, 2012 (the “Sale Date”), the Company, A + D Labs and TwoRoger Associates, Ltd. (“Modo”) entered into a Unit Purchase Agreement (“Purchase Agreement”) pursuant to which the Company sold its entire 52% controlling membership interest in Eyefly to A + D Labs for a total cash consideration of $100,000 ($50,000 payable on the Sale Date with the remaining $50,000 paid in ten equal monthly installments). The Company, in connection with the Purchase Agreement, also agreed to write off 75% of the intercompany receivable due from Eyefly, or $185,000 (as bad debt expense included within General and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2012) with the remaining 25% of the balance owed to the Company, or $62,000, payable at a future date on which Eyefly has cash flows available to pay such debt. The Company established an allowance for doubtful accounts for the entire remaining balance of $62,000 (with a corresponding charge to General and administrative expenses in the Consolidated Statements of Operations for the year ended December 31, 2012). This allowance for doubtful accounts was necessary as the intercompany receivable was unsecured and the amount that the Company may ultimately recover is not presently determinable.

Prior to the Sale Date, Eyefly was a majority-owned subsidiary of the Company and was deconsolidated on such Sale Date as the Company no longer had a controlling membership interest in Eyefly. Upon deconsolidation, the Company did not retain any remaining membership interest in Eyefly.

The Company recognized a gain of $100,000 on the deconsolidation and sale of Eyefly for the year ended December 31, 2012, which is included within Other interest expense and other income, net in the Consolidated Statements of Operations.

Concentration

For the years ended December 31, 2012 and 2011, the Company acquired approximately 49% and 52%, respectively, of its inventory from its three largest suppliers.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Related-party transactions

As of December 31, 2012, the Company, in connection with the sale of its controlling membership interest in Eyefly, had a related-party amount due from A + D Labs of $40,000, which is presented as part of Accounts receivable, net within the Consolidated Balance Sheets.

On August 13, 2012, the Company entered into a Note and Warrant Purchase Agreement with certain related-party stockholders as further described below in Note 9 – 2012 Financing.

As of December 31, 2011, Eyefly had related-party amounts of $105,000 due to A + D Labs, which is presented as part of Accounts payable within the Consolidated Balance Sheets.

Revenue recognition

The Company recognizes revenue when the earnings process is completed and revenue is measurable. Gross sales consist primarily of revenue from product sales and shipping and handling charges and are net of promotional discounts and sales-based taxes assessed by governmental authorities that are imposed on sales transactions. Net sales represent gross sales, less provisions for returns and credit card chargebacks.

Gross sales are recognized when all the following criteria are met:

•	A customer executes an order.

•	The product price and the shipping and handling fee have been determined.

•	Credit card authorization has occurred and collection is reasonably assured.

•	The product has been shipped and received by the customer.

Deferred revenue (which consists primarily of goods shipped to customers, but not yet received, and customer credits) totaled approximately $4,381,000 and $4,235,000 as of December 31, 2012 and 2011, respectively, which are presented as Current liabilities in the Consolidated Balance Sheets.

Shipping and handling fees billed to customers are presented and included as part of gross sales, and freight costs incurred in connection with shipping customer orders are presented and included as part of Cost of sales in the Consolidated Statements of Operations.

Sales incentives

The Company frequently offers sales incentives to customers to receive a reduction in the sales price of merchandise. Sales incentives include, but are not limited to discounts, coupons, daily deal programs and e-mail promotions through online marketing programs. For sales incentives issued to customers in conjunction with the sale of merchandise, the Company recognizes the reduction in gross sales at the time of sale.

Provisions for sales returns and doubtful accounts

The Company generally permits returns for up to 40 days from the date of sale. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of the merchandise. Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data. Accounts receivable (which represents billed credit card transactions in process to be collected and a trade receivable (discussed further below) is, presented in the Consolidated Balance Sheets net of the allowance for doubtful accounts.

During the second quarter of 2011, the Company completed a bulk-sale of merchandise to a third-party for approximately $1,200,000. As a result of the third-party’s deteriorating financial condition during the fourth quarter of 2011, the Company

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

wrote off $475,000 as bad debt expense (included within General and administrative expenses for the year ended December 31, 2011), which the Company was unable to collect in its entirety. As a result, the Company established an allowance for doubtful accounts for the entire remaining balance of $725,000 (with a corresponding charge to General and administrative expenses in the Consolidated Statement of Operations for the year ended December 31, 2011).

As of December 31, 2012 and 2011, the allowance for doubtful accounts, which represents estimated credit card chargebacks, was $122,000 and $767,000 (which also included losses related to the trade receivable in 2011), respectively. The allowance for sales returns was $2,081,000 and $3,124,000, at December 31, 2012 and 2011, respectively. Both are classified as Current liabilities in the Consolidated Balance Sheets.

Fulfillment expenses

The Company utilizes a third-party service provider to perform all of its order fulfillment functions including warehousing, administrative support, returns processing and receiving labor. For the years ended December 31, 2012, 2011 and 2010, fulfillment expenses totaled $4,407,000, $3,955,000 and $3,765,000, respectively.

Marketing expenses

In addition to staff-related costs, marketing expenses consist primarily of online advertising, print and media advertising, costs associated with sweepstakes, direct mail campaigns as well as the related external production costs. The costs associated with online, offline and print advertising are expensed as incurred, with the exception of production costs related to print and television advertising which are expensed upon completion of the initial advertising.

For the years ended December 31, 2012, 2011 and 2010, total marketing expenditures (excluding staff-related costs) were approximately $7,605,000, $9,295,000 and $11,298,000, respectively.

Stock-based compensation expenses

The Company’s Board of Directors has adopted three stock-based employee compensation plans, one in April 2005, one in July 2000 (which expired in December 2012) and one in May 1997 (collectively the “Plans”), which are described more fully in Note 12 – Stockholders’ Equity. The Plans, which provide for the granting of restricted stock awards, deferred stock unit awards, stock option awards, and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Vesting terms for restricted stock generally range from three months to one year, while deferred stock unit awards vest every three months over a period of one to three years. Stock option awards are granted in terms not to exceed ten years and become exercisable as specified when the option is granted and vesting terms range from immediately to a ratable vesting period of four years. As of December 31, 2012, the Plans have an aggregate balance of 185,967 shares available for future issuance. Total stock-based compensation expense recorded in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 were $1,907,000, $1,062,000 and $634,000, respectively.

Income taxes

Income taxes represent income taxes paid or payable (or received or receivable) for the current year and includes any changes in deferred taxes during the year. Deferred tax assets and liabilities are recognized for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets, including tax loss and credit carryforwards, and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. Deferred income tax expense represents the change during the period in deferred tax assets and deferred tax liabilities. The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

As of December 31, 2012 and 2011, the only tax authorities to which the Company is subject to are the U.S. federal tax authorities and various state tax authorities in the United States. Open tax years that are subject to examination by the U.S. federal and state tax authorities, which extend back to 1998, relate to years in which unused net operating losses were generated. The Company previously adopted authoritative guidance relating to uncertainty in income taxes, in which it prescribes a comprehensive model for the manner in which a company should recognize, measure, present and disclose in its financial statements all material uncertain tax positions that they have taken or expect to take on a tax return. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of the authoritative guidance and in subsequent periods. Upon the adoption of the authoritative guidance, and through December 31, 2012, the Company had no unrecognized tax benefits. In the event that the Company concludes that it is subject to interest and/or penalties arising from uncertain tax positions, the Company will present interest and penalties as a component of income taxes. No amounts of interest or penalties were recognized in the Company’s Consolidated Balance Sheets as of December 31, 2012 and 2011 or Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

Basic and diluted net loss per common share attributable to Bluefly, Inc. stockholders

Basic net loss per common share attributable to Bluefly, Inc. stockholders excludes dilution and is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share attributable to Bluefly, Inc. stockholders is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the “treasury stock” method for stock option awards, warrants, restricted stock awards, deferred stock unit awards, and the “if-converted” method for the Rho Notes (as defined in Note 9 – 2012 Financing). Due to the Company’s net losses for the periods presented, (i) stock option awards and warrants to purchase shares of Common Stock (ii) restricted stock awards that have not yet vested and (iii) Rho Notes convertible into shares of Common Stock were not included in the computation of diluted loss per common share attributable to Bluefly, Inc. stockholders, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

	2012	2011	2010

Net loss attributable to Bluefly, Inc. stockholders	$(24,776,000)	$(10,984,000)	$(4,033,000)

Weighted average common shares outstanding (basic)	28,563,341	25,767,483	23,685,338

Stock option awards and warrants(1)(2)	--	--	--

Restricted stock awards(1)	--	--	--

Rho Notes(1)	--	--	--

Weighted average common shares outstanding (diluted)	28,563,341	25,767,483	23,685,338

(1)	As of December 31, 2012, 2011 and 2010, respectively, the Company had weighted average shares of the following potentially dilutive securities that were excluded from the computation of net loss per common share attributable to Bluefly, Inc. stockholders as the effects would be anti-dilutive:

Stock option awards and warrants	59,770	90,973	3,873

Restricted stock awards	8,904	--	11,529

Rho Notes	570,439	--	--

(2)	Under the treasury-stock method, the Company excluded all stock option awards and warrants from the computation of weighted average shares as a result of the average market price of the Company’s Common Stock being greater than the exercise price of the stock option awards and warrants.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

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

Restricted cash

As of December 31, 2012, the Company had $4,635,000 in restricted cash, which has been funded by and deducted against the availability of, the Company’s revolving Credit Facility (discussed further in Note 10 – Revolving Credit Facility Financing Agreement), that was held as cash collateral against the Company’s outstanding letters of credit issued and outstanding by its previous credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”).

Fair value of financial instruments

Authoritative guidance relating to fair value establishes a framework for measuring fair value and expands disclosure about fair value measurements except as it applies to non-financial assets and non-financial liabilities. The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, other assets, accounts payable and accrued expenses. The carrying amounts of these financial instruments approximate fair value due to their short-term maturities. The following is the fair value hierarchy for disclosure of fair value measurements:

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

In connection with the Embedded Derivative in the Rho Notes (discussed below in Note 9 – 2012 Financing), the Company evaluates the fair value measurement of the Embedded Derivative on a recurring basis to determine the appropriate fair value level to classify the Embedded Derivative at each reporting period. This determination was based on Level 2 inputs in estimating and measuring the fair value of the Embedded Derivative using the Black-Scholes Option Pricing model (as described further in Note 9 – 2012 Financing). This estimated measurement requires significant estimates and judgments by the Company. The following table sets forth the Company’s liabilities that were measured at fair value as of December 31, 2012, by level within the fair value hierarchy:

	December 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:

Embedded derivative financial liability to related
party stockholders	$379,000	$--	$379,000	$--

Total embedded derivative financial liability to
related-party stockholders	$379,000	$--	$379,000	$--

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Inventories, net

Inventories, which consist of finished goods, are stated at the lower of cost or market value. Cost is determined by the first-in, first-out (“FIFO”) method. The Company reviews its inventory levels in order to identify slow-moving and unsellable merchandise and establishes a reserve for such merchandise. Inventory reserves are established based on historical data and management’s best estimate. Inventory may be marked down below cost if management determines that the inventory stock will not sell at or above its cost. Inventory is presented net of reserves in the Consolidated Balance Sheets.

As of December 31, 2012 and 2011, inventories, net, consist of the following:

	2012	2011

Inventory on hand and in transit	$20,199,000	$33,541,000
Estimated inventory due from returns	1,463,000	1,819,000
Inventory reserves	(1,141,000)	(3,277,000)
Total inventories, net	$20,521,000	$32,083,000

Property and equipment, net

Property and equipment are stated at cost net of accumulated depreciation and amortization expenses. Leasehold improvements are amortized over the shorter of their estimated useful lives or the remaining term of the lease. Lease amortization is included in depreciation expense. Equipment and software are depreciated on a straight-line basis over two to five years. Costs related to maintenance and repairs are expensed as incurred.

Website development costs

Website development costs, which consist primarily of external direct costs, relate to the Company’s Websites. All costs incurred by the Company related to the development phase, including costs incurred for enhancements that are expected to result in additional new functionality, are capitalized. Such costs are amortized on a straight-line basis over 36 months. All costs related to the planning and post-implementation phase, including training and maintenance, are expensed as incurred. Capitalized costs related to website development are included in Property and equipment, net in the Company’s Consolidated Balance Sheets.

For the years ended December 31, 2012 and 2011, the Company capitalized website development costs of $2,840,000 and $3,575,000, respectively. For the years ended December 31, 2012, 2011 and 2010, the Company recognized amortization expenses of $2,322,000, $1,720,000 and $1,889,000, respectively, which is included in Selling and fulfillment expenses in the Company’s Consolidated Statements of Operations.

Intangible assets

Intangible assets are recorded at cost, net of accumulated amortization and are amortized on a straight-line basis over their estimated useful lives. No significant residual value is estimated for intangible assets.

The Company evaluates the recoverability of intangible assets at least annually for possible impairment or whenever events or circumstances indicate that the carrying value of such assets may not be recoverable. Such circumstances could include, but not limited to, a significant (1) decrease in market value of an asset or (2) adverse change in the extent or manner the asset is used. The Company measures the carrying amount of the asset against the estimated undiscounted future cash flows. Should the sum of the expected future cash flows be less than the carrying value, an impairment loss would be recognized. The impairment loss would be calculated as the amount by which the carrying value of the asset exceeds its fair value. Due to the issues encountered by the Company in connection with its potential inability to operate as a going concern and a material adverse change in the use of its intangible assets, the assets were impaired by the difference between fair value and carrying amount (see Note 6 - Acquisition).

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Long-lived assets

The Company’s policy is to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for future operating income and undiscounted cash flows that will result from the use of such assets. The Company has not identified any such impairment of its long-lived assets at December 31, 2012 and 2011.

Deferred rent liability

The Company recognizes and records rent expense related to its lease agreement, which includes scheduled rent increases, on a straight-line basis beginning on the commencement date over the life of the lease. The Company also recognizes and records rent concessions, in the form of reduced rent payments, on a straight-line basis over the life of the lease agreement. Differences between straight-line rent expense and actual rent payments are recorded as Deferred rent liability and presented as a long-term liability in the Consolidated Balance Sheets.

Derivative financial instrument

The Company carries an embedded derivative financial instrument on its 2012 Consolidated Balance Sheet as discussed below in Note 9 – 2012 Financing. The Company does not use the embedded derivative financial instrument to manage financial exposure or enter into hedging activities.

The Company records its embedded derivative financial instrument on its 2012 Consolidated Balance Sheet at fair value. The fair value is based on a valuation model that requires inputs including contractual terms, market prices, yield curves and measures of volatility. The Company’s embedded derivative financial instrument is classified as Level 2 within the fair value hierarchy on its 2012 Consolidated Balance Sheet. Any changes in fair value of the embedded derivative financial instrument are recorded in the Consolidated Statement of Operations and included as Interest expense to related-party stockholders for the year ended December 31, 2012.

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

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2012 and 2011, prepaid expenses and other current assets consist of the following:

	2012	2011

Prepaid inventory	$512,000	$2,690,000
Prepaid expenses	87,000	247,000
Other current assets	813,000	706,000
Total prepaid expenses and other current assets	$1,412,000	$3,643,000

In 2011, the Company assessed the recoverability of the carrying value of merchandise credits and certain prepayments to suppliers for inventory, which resulted in a $1,013,000 write off. This write-off reflected merchandise credits from suppliers

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

that the Company did not collect. The write-off was recorded as a component of Cost of sales in the Consolidated Statements of Operations for 2011.

NOTE 5 – PROPERTY AND EQUIPMENT

As of December 31, 2012 and 2011, property and equipment, net, consist of the following:

	2012	2011

Capitalized website development costs	$13,031,000	$10,386,000
Computer equipment and software	4,969,000	4,707,000
Leasehold improvements	1,191,000	1,160,000
Office equipment	308,000	247,000
	19,499,000	16,500,000
Less: accumulated depreciation and amortization	(13,785,000)	(10,795,000)
Total property and equipment, net	$5,714,000	$5,705,000

Depreciation and amortization expenses were approximately $3,105,000, $2,277,000 and $2,496,000, for the years ended December 31, 2012, 2011 and 2010, respectively.

NOTE 6 – ACQUISITION

On January 10, 2012, the Company, through a newly-formed wholly-owned subsidiary (EVT) entered into an asset purchase agreement with Moda for Friends LLC (the “Seller”) and purchased certain intangible assets that included a contractual-related agreement, purchased customer list, developed technologies and trademarks (the “Acquired Intangible Assets”) owned by the Seller for a total purchase price of $600,000 plus transaction costs of $11,000. The Company paid the purchase price through the issuance of 285,714 shares of its Common Stock, with each share being valued at $2.10 (the closing price of the Common Stock on the day prior to the consummation of the transaction). The Company completed the asset acquisition because it would facilitate the launch and operation of its own flash sales business.

The Company has allocated the total purchase price plus transactions costs of the acquisition among the assets, based on their relative fair values, as follows:

Contract-related intangible	$428,000
Developed technology-related intangible	111,000
Customer-related intangible	62,000
Tradename	10,000
Total purchase price plus transaction costs	$611,000

The carrying values of the Acquired Intangible Assets at December 31, 2012 were as follows:

	Weighted Average Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Contract-related intangible	5	$428,000	$(428,000)	$--
Customer-related intangible	2	62,000	(62,000)	--
Developed technology-related intangible	1	111,000	(111,000)	--
Tradename	1	10,000	(10,000)	--
Total intangible assets, net		$611,000	$(611,000)	$--

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

As of December 31, 2012, the Acquired Intangible Assets were deemed to be impaired and the fair value was determined to be zero (Level 3 in the fair value hierarchy) due to the Company's potential inability to meet its obligations under the terms and conditions of the contract given the Company's current limited financial resources.

For the year ended December 31, 2012, the Company recorded $611,000 including $383,000 of impairment loss in total amortization expense in the Consolidated Statement of Operations related to the Acquired Intangible Assets.

NOTE 7 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2012 and 2011, accrued expenses and other current liabilities consist of the following:

	2012	2011

Returns in process liability	$1,806,000	$3,242,000
Accrued salary, vacation and bonus expenses	511,000	687,000
Accrued media expenses	342,000	431,000
Other accrued expenses	61,000	86,000
Total accrued expenses and other current liabilities	$2,720,000	$4,446,000

NOTE 8 – INCOME TAXES

For the years ended December 31, 2012, 2011 and 2010, the Company has incurred net operating losses and, accordingly, no provision for income taxes has been recorded, except for minimum state and local taxes.

At December 31, 2012, the Company had approximately $148,478,000 of U.S. federal and state net operating losses available for the benefit of the Company. The net operating loss carryforwards, if remained unutilized, will generally begin to expire from 2018 through 2032. These net operating loss carryforwards are possibly further limited pursuant to Section 382 of the Internal Revenue Code (the “Code”), which limits the utilization of the benefits from net operating losses when ownership changes, as defined by that section, occur. The Company has performed an analysis of its historical Section 382 ownership changes prior to 2001 and has determined that the utilization of certain of its net operating loss carryforwards may be limited in connection with pre-2001 net operating losses.

The use of the net operating loss carryforwards may have additional limitations resulting from certain additional ownership changes, including the sale of 3,666,665 shares of the Company’s common stock to certain related parties (as defined in Note 11 – Stockholders’ Equity) in 2011, which made the Company vulnerable to an ownership change for purposes of the Code. Transfers of shares by shareholders who own 5% or more of the Company’s outstanding common stock could also have the effect of limiting the Company’s ability to utilize the net operating loss carryforwards. The Company has not performed a recent analysis of its ownership changes under the Code.

Significant components of the Company’s deferred tax assets and liabilities as of December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Deferred tax assets:

Net operating losses	$56,463,000	$46,308,000
Deferred revenue	1,665,000	1,532,000
Accounts receivable and inventory reserves	1,449,000	3,019,000
Returns reserve	791,000	1,196,000
Accrued expenses	241,000	454,000
Interest expense	173,000	--
Deferred rent liability	157,000	143,000
Stock option expenses	148,000	59,000
Other accruals	2,000	12,000

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Total deferred tax assets	61,089,000	52,723,000

Deferred tax liabilities:

Depreciation and amortization expense	(906,000)	(880,000)

Total deferred tax liabilities	(906,000)	(880,000)

Net deferred tax assets before valuation allowance	60,183,000	51,843,000
Valuation allowance	(60,183,000)	(51,843,000)
Net deferred tax assets	$--	$--

For financial and tax reporting purposes, the Company has incurred net operating losses in each period since its inception and, therefore, a significant portion of the net deferred tax assets recognized relate to such net operating losses. In determining whether the Company may realize the benefits from these deferred tax assets, the Company considers all available objective and subjective evidence, both positive and negative. Based on the weight of such evidence, a valuation allowance is necessary for some portion, or all, of the net deferred tax assets. Although the realization of the benefits from utilizing the net deferred tax assets may not be assured, based on the available objective and subjective evidence, including the Company’s history of net operating losses, management believes it is more likely than not that the net deferred tax assets will not be fully realizable at December 31, 2012 and 2011. Accordingly, the Company provided a valuation allowance on the entire net deferred tax assets balance to reflect the uncertainty regarding the realizability of these assets for the periods presented.

For the year ended December 31, 2012, the Company’s net valuation allowance has increased by $8,340,000 to $60,183,000, compared to December 31, 2011.

A reconciliation between the U.S. federal statutory income tax benefit rate to the effective tax rate, by applying such rates to pre-tax net loss, are as follows:

	2012	2011	2010

U.S. federal statutory income tax benefit rate	(35.00)%	(35.00)%	(35.00)%
State income tax benefit rate, net of federal tax benefit	(1.34)%	(4.58)%	(3.11)%
Adjustment for prior year taxes	(0.23)%	(0.80)%	2.65%
Other	0.06%	0.12%	0.25%
Equity compensation	2.40%	2.89%	6.29%
Change in valuation allowance on deferred tax assets	34.27%	37.67%	28.92%
Effective tax rate	00.16%	00.30%	00.00%

NOTE 9 – 2012 FINANCING

On August 13, 2012 (the “Closing Date”), the Company entered into a Note and Warrant Purchase Agreement (the “Purchase Agreement”) with Rho Ventures VI, L.P. (“Rho”) and Prentice Consumer Partners, LP (“Prentice”, and together with Rho, the “Purchasers”) pursuant to which the Company issued (i) $1,500,000 aggregate principal amount of collateralized subordinated convertible promissory notes to Rho (the “Rho Notes”) and (ii) $1,500,000 aggregate principal amount of collateralized subordinated promissory notes to Prentice (the “Prentice Notes” and, collective with the Rho Notes, the “Notes”).

The Rho Notes bear interest at 12% per annum, compounded annually, and interest is payable upon maturity or conversion.  The Prentice Notes bear interest at 15% per annum, compounded annually, and interest is payable quarterly.  Prentice received an origination fee on the Closing Date equal to two percent of the Prentice Notes.

The Rho Notes are convertible, at the holder's option, (a) into equity securities that the Company might issue in any subsequent round of financing that results in proceeds to the Company of at least $7,500,000 (a “Qualified Financing”) at a price equal to the

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

lowest price per share paid by any investor in such Qualified Financing, or (b) into shares of the Company’s Common Stock at a price per share equal to $1.05, which approximates the fair market value on the Closing Date (the “Rho Conversion Feature”).

The Notes have a one-year term, but may become due prior to the end of such term in the event of a change of control or a Qualified Financing.  The Notes were collateralized by second priority liens on all assets of the Company, however, in connection with the new Credit Facility with Salus Capital Partners LLC (as described further in Note 10 – Revolving Credit Facility Financing Agreement) on November 13, 2012, the Notes were amended to reflect the subordination terms negotiated between the Purchasers and Salus Capital Partners LLC.

In connection with the issuance of the Notes, the Company also issued warrants, with a seven year term, to purchase 476,190 shares of the Company’s Common Stock (the “Warrants”) to each of Rho and Prentice at a price equal to $1.05 per share, which approximates the fair market value of the Common Stock on the Closing Date.

The Notes contain a financial covenant in which the Company is to maintain current assets in excess of $20,000,000 including cash and cash equivalents, restricted cash, accounts receivable, inventories (which includes prepaid inventory), prepaid expenses and other current assets (the “Financial Covenant”). In the event that the Company does not maintain this Financial Covenant, the outstanding principal and accrued interest expense of the Notes shall be accelerated and automatically become due and payable.

In connection with the issuance of the Notes, the Company incurred approximately $127,000 of debt issuance costs (“Deferred Financing Costs”), which consisted primarily of legal and other professional fees incurred by the Company. These Deferred Financing Costs were deferred and are being amortized to interest expense to related-party stockholders over the term of the Notes. The Deferred Financing Costs are recorded within Other Current Assets in the Company’s Consolidated Balance Sheet.

As the Notes were issued with detachable Warrants, the Company has initially allocated the proceeds received from the issuance between the Notes and Warrants on a relative fair value basis. With respect to the Rho Notes, the Company then has evaluated the Rho Conversion Feature to determine whether this feature qualifies as a beneficial conversion feature or derivative instrument. The Company noted that the Rho Conversion Feature contains both a fixed conversion price and a contingently adjustable conversion price based on a future event. Based on the terms of the Rho Notes and authoritative guidance, the Company has concluded that the entire Rho Conversion Feature is an embedded derivative liability (the “Embedded Derivative”), which requires bifurcation, and must be separately accounted for as a derivative instrument.

The Company measured the fair value of the Embedded Derivative using the Black-Scholes valuation model as of the Closing Date. Expected volatility is based on the historical volatility of the price of the Company’s Common Stock, measured over the same period of time as the remaining maturity life of the Rho Notes. The risk free interest rate is based on the interest rate for U.S. Treasury Notes having a maturity period equal to the remaining maturity life of the Rho Notes. As a result of the bifurcation, the Company recognized an Embedded Derivative of approximately $274,000 with a corresponding discount on the Rho Notes, which reduced the carrying value of the Rho Notes on the date of issuance. This discount represents additional non-cash interest expense that is to be amortized over the remaining life of the Rho Notes.

The Company also re-measures the fair value of the Embedded Derivative at each interim date. Any change in fair value is recorded as part of Interest expense to related-party stockholders in the Company’s Consolidated Statement of Operations for the year ended December 31, 2012.

The assumptions used are as follows:

	August 13, 2012	December 31, 2012
Risk-free interest rate	0.19%	0.11%
Expected life (in years)	1.00%	0.62%
Dividend yield	0.00%	0.00%
Expected volatility	78.44%	109.02%

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

As of December 31, 2012, the Company’s Notes and interest payable to related-party stockholders, net, consists of the following:

Notes payable to related-party stockholders	$3,000,000
Unamortized discount on notes payable to related-party stockholders	(531,000)
Total notes payable to related-party stockholders, net	2,469,000
Interest payable to related-party stockholders	130,000
Total notes and interest payable to related-party stockholders, net	$2,599,000

For the year ended December 31, 2012, the Company recognized interest expense in connection with the Notes, including changes in fair value of the Embedded Derivative and amortization of the debt discount, which were all included in Interest expense to related-party stockholders in the Consolidated Statement of Operations, as follows:

2012

Amortization of discount on notes payable to related-party stockholders	$318,000
Interest expense to related-party stockholders	160,000
Appreciation in fair value of embedded derivative financial liability to related-party stockholders	105,000
Amortization expense of deferred financing costs	48,000
Total interest expense to related-party stockholders	$631,000

NOTE 10 – REVOLVING CREDIT FACILITY FINANCING AGREEMENT

On November 13, 2012, the Company entered into a new three-year revolving credit facility (“Credit Facility”) with Salus Capital Partners, LLC (“Salus”) collateralized by all assets of the Company. The Credit Facility refinanced the Company’s previous credit facility with Wells Fargo. Pursuant to the terms of the Credit Facility, Salus provides the Company with a revolving credit facility and facilitates the issuance of letters of credit in favor of suppliers or factors.

As of December 31, 2012, the Company’s borrowings under its Credit Facility consist of the following:

Cash securing letters of credit	$4,635,000
Borrowings under the credit facility	600,000
Interest payable	76,000
Total revolving credit facility, expiring November 2015	$5,311,000

Availability under the Credit Facility is determined by a formula that considers a specified percentage of the Company’s accounts receivable and a specified percentage of the Company’s inventory. The maximum availability is $10 million, of which up to $5 million is available for the issuance of letters of credit. Interest accrues under the Credit Facility at the prime rate plus 4.75%, subject to a minimum rate of 8.00%. Letters of credit issued to third parties are cash collateralized by amounts drawn under the Credit Facility. At closing, $4,700,000 was drawn under the Credit Facility, which reduced the availability of the Credit Facility, to cash collateralize letters of credit issued by Wells Fargo, which were outstanding at such date. In addition, the Company paid financing costs of $432,000 at closing, which were capitalized, and will pay a collateral monitoring fee of $3,000 per month and will pay unused commitment fees of 0.75% of the remaining availability under the Credit Facility. A termination fee of $75,000 was paid at closing to Wells Fargo, which was included in Other interest expense in the 2012 Consolidated Statement of Operations.

As of December 31, 2012, maximum total availability under the Credit Facility was approximately $6,899,000, of which $5,311,000 was outstanding at December 31, 2012, leaving approximately $1,588,000 available for further borrowings.

The terms of the Credit Facility contain a material adverse condition clause. This feature may limit the Company’s ability to obtain additional borrowings or result in a default on current outstanding letters of credit. The terms of the Credit Facility contain a material adverse effect clause defined as a material adverse change in the ability of the Company to perform its obligations under the Credit Agreement or, upon the operations, business, properties, liabilities (actual or contingent) or

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

condition (financial or otherwise), or impairment of the rights and remedies of the Agent or any lender under the Credit Facility, or upon the legality, validity, binding effect or enforceability against any party to the Credit Facility. This feature may limit our ability to obtain additional borrowings or result in a default on current outstanding letters of credit.

For the years ended December 31, 2012, 2011 and 2010, the Company paid approximately $492,000, $291,000 and $219,000 in interest expense and fees, respectively, under the combined credit facilities.

The Salus agreement was amended on April 11, 2013 to modify certain borrowing availability formulas.  It is currently estimated that these amendments will increase borrowing availability by up to $650,000. The Company paid a $100,000 fee in connection with the amendment.  Salus also waived covenant violations caused by the late delivery of 2012 audited financial statements and the explanatory paragraph regarding a going concern uncertainty contained in the auditor’s unqualified opinion for such financial statements.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Employment contracts

The Company has employment agreements with certain of its executive officers and other employees, which expire on various dates through December 31, 2015. The amounts discussed above represent the Company's aggregate cash commitment for future base salary under these employment contracts is as follows:

2013	$1,177,000
2014	762,000
2015	425,000
$2,364,000

Leases

Future minimum lease payments (excluding utilities) under the Company’s operating lease, with a term ending on December 31, 2020 and that have initial or remaining non-cancelable terms in excess of one year are as follows:

2013	$554,000
2014	573,000
2015	593,000
2016	614,000
2017	636,000
2018 & thereafter	2,044,000
$5,014,000

Rent expense (including amounts related to commercial rent tax) aggregated approximately $604,000, $584,000 and $613,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

Marketing commitments

As of December 31, 2012, the Company’s future advertising and marketing commitments, in connection with offline and online marketing programs, is as follows:

2013	$1,343,000
2014	337,000
$1,680,000

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Legal proceedings

The Company is, from time to time, involved in litigation incidental to the conduct of its business. However, the Company is not party to any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on its financial condition as of December 31, 2012 and 2011.

Supply Agreements

In the normal course of business we have entered into agreements with suppliers pursuant to which we commit to significant expenditures or make payments if minimum levels of purchases are not made.

NOTE 12 – STOCKHOLDERS’ EQUITY

Authorized shares

The Company is incorporated in the State of Delaware and has 50,000,000 authorized shares of Common Stock, $0.01 par value per share (the “Common Stock”), and 1,000,000 authorized shares of Preferred Stock, $0.01 par value per share (the “Preferred Stock”).

Warrants to purchase common stock

Warrants issued to Rho and Prentice

During 2012, the Company issued warrants to each of Rho and Prentice in connection with the 2012 financing. Refer to Note 9 – 2012 Financing for further discussion.

Warrants issued to consultant

In October 2011, the Company issued a warrant to a consultant to purchase 150,000 shares of Common Stock in exchange for marketing services and vests equally over six months. Warrants were granted to this consultant with terms not to exceed ten years and become exercisable at the end of each vesting term. In determining the fair value of such warrant, the Company used the Black-Scholes option pricing model to calculate the value of the warrant. The assumptions used were as follows:

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

Using the above assumptions, a value of $2.00 per share was assigned to the warrants, which is amortized through the vesting term and recorded as part of marketing expenses. For the years ended December 31, 2012 and 2011, the Company recognized expense of $200,000 and $100,000, respectively, related to the warrants issued to this marketing consultant.

Warrants issued to Soros and Maverick

The Company has issued warrants to Quantum Industrial Partners LDC (“QIP”), and/or, SFM Domestic Investments LLC (“SFM” and, together with QIP, “Soros”), Maverick Fund USA, Ltd. (“Maverick USA”), Maverick Fund, L.D.C. (“Maverick Fund”) and Maverick Fund II, Ltd. (“Maverick Fund II” and, together with Maverick USA and Maverick Fund, “Maverick”) in connection with past financings. All expenses related to these warrants have been fully amortized.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

The following table represents warrants issued to purchase Common Stock that are outstanding as of December 31, 2012:

	Number of	Exercise Price
Party	Warrants	Range (Per Share)	Expiration Dates

Rho	476,190	$1.05	August 2019
Prentice	476,190	$1.05	August 2019
Consultant	150,000	$2.28	October 2021
Soros	34,086	$5.10 – $7.80	March 2013
Maverick	19,796	$5.10	March 2013
Various holders	1,115	$5.10 – $7.80	March 2013
	1,157,377

Stock-Based Compensation Plans

The Company’s Board of Directors has adopted three stock-based employee compensation plans, of which one plan expired in December 2012. The Plans, which provide for the granting of restricted stock awards, deferred stock unit awards, stock option awards and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company.

Stock Option Awards

The following table summarizes the Company’s stock option award activity:

		Weighted Average
	Number of	Exercise Price
	Shares	(Per Share)
Balance at December 31, 2009	207,760	9.09
Stock option awards granted	1,904,348	2.40
Stock option awards cancelled	(21,000)	3.92
Stock option awards exercised	--	--
Balance at December 31, 2010	2,091,108	3.05
Stock option awards granted	1,109,134	2.42
Stock option awards cancelled	(385,915)	2.75
Stock option awards exercised	(17,645)	1.87
Stock option awards expired	(1,500)	15.83
Balance at December 31, 2011	2,795,182	2.84
Stock option awards granted	2,072,260	1.36
Stock option awards cancelled	(633,911)	2.60
Stock option awards exercised	--	--
Stock option awards expired	(27,650)	9.27
Balance at December 31, 2012	4,205,881	2.11

Vested at December 31, 2010	520,908	5.00

Vested at December 31, 2011	901,341	3.76

Vested at December 31, 2012	1,956,156	2.73

The stock option awards are exercisable in different periods through 2022. Additional information with respect to the outstanding stock option awards as of December 31, 2012, is as follows:

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted	Weighted
		Average	Average		Average	Average
		Remaining	Exercise		Exercise	Remaining
	Options	Contractual	Price	Options	Price	Contractual
Range of Exercise Prices	Outstanding	Life	Per Share	Exercisable	Per Share	Life

$0.51 – $2.50	3,523,003	8.6 years	$1.80	1,613,976	$2.32	7.6 years
$2.51 – $5.00	615,628	7.6 years	2.78	274,930	2.89	7.0 years
$5.01 – $7.50	--	--	--	--	--	--
$7.51 – $10.00	6,750	3.5 years	8.71	6,750	8.71	3.5 years
$10.01 – $12.50	27,000	3.0 years	11.96	27,000	11.96	3.0 years
$12.51 – $15.50	33,500	2.3 years	12.84	33,500	12.84	2.3 years

$0.51 – $15.50	4,205,881	8.3 years	2.11	1,956,156	2.73	7.4 years

The total fair value of the 1,199,685 stock option awards that vested during the year was approximately $1,971,000. At December 31, 2012, there was no aggregate intrinsic value of the fully vested stock option awards and the weighted average remaining contractual life of the stock option awards was approximately seven years. The Company has not capitalized any compensation cost, or modified any of its stock option awards and no cash was used to settle equity instruments granted under the Company’s equity incentive plans for the years ended December 31, 2012, 2011 and 2010.

There were no stock option awards exercised for each of the years ended December 31, 2012 and 2010. For the year ended December 31, 2011, proceeds received from the exercise of stock options was approximately $33,000.

Other selected information is as follows:

	2012	2011	2010

Aggregate intrinsic value of outstanding options	$76,000	$53,000	$935,000

Aggregate intrinsic value of options exercised	--	6,000	--

Weighted average fair value per share of options granted	0.91	1.77	2.28

As of December 31, 2012, the total compensation cost related to non-vested stock option awards not yet recognized was $2,274,000. Total compensation cost is expected to be recognized over approximately three years on a weighted average basis.

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

The table below presents the weighted average assumptions used to calculate the fair value of stock option awards granted for the year ended December 31, 2012, 2011 and 2010, respectively:

	2012	2011	2010

Risk-free interest rate	0.87%	1.88%	2.39%
Expected life (in years)	5.2	6.7	5.5
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	81.02%	82.42%	84.07%

For the years ended December 31, 2012, 2011 and 2010, the Company recognized expense of approximately $1,895,000, $1,058,000 and $611,000, respectively, in connection with these awards.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

Restricted Stock and Deferred Stock Unit Awards

The following table is a summary of activity related to restricted stock awards and deferred stock units awards for key employees at December 31, 2012:

		Weighted Average		Weighted Average
	Restricted	Grant Date	Deferred	Grant Date
	Stock	Fair Value	Stock	Fair Value
	Awards	(per share)	Unit Awards	(per share)
Balance at December 31, 2009	8,437	$0.92	12,314	$12.70
Shares / units granted	8,062	2.25	--	--
Shares / units forfeited	(1,500)	1.49	(51)	12.70
Shares / units restriction lapses	(7,687)	0.94	(12,263)	12.70
Balance at December 31, 2010	7,312	2.25	--	--
Shares granted	--	--
Shares forfeited	--	--
Shares restriction lapses	(7,312)	2.25
Balance at December 31, 2011	--	--
Shares granted	22,321	1.12
Shares forfeited	--	--
Shares restriction lapses	--	--
Balance at December 31, 2012	22,321	1.12

Aggregate grant date fair value	$21,000		$--

Vesting service period of shares granted	1 year		12 – 36 months

Number of shares / units vested during
December 31, 2010	7,687		12,263

Number of shares non-vested at
December 31, 2010	7,312		--

Number of shares vested during
December 31, 2011	7,312		--

Number of shares non-vested at
December 31, 2011	--		--

Number of shares vested during
December 31, 2012	--		--

Number of shares non-vested at
December 31, 2012	22,321		--

For the years ended December 31, 2012, 2011 and 2010 the Company recognized expense of approximately $12,000, $4,000 and $23,000, respectively, in connection with these awards.

As of December 31, 2012, the total compensation cost related to non-vested restricted stock awards not yet recognized was $15,000. Total compensation cost is expected to be recognized over less than one year on a weighted average basis.

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

September 2011 Securities Purchase Agreement

On September 7, 2011, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with Rho, QIP and Prentice (the “Purchasers”) pursuant to which the Company sold to the Purchasers 3,666,665 newly issued shares (the “Shares”) of its Common Stock, for an aggregate purchase price of $6,600,000, or $1.80 per share. The Company received proceeds from the sale of Shares of Common Stock of approximately $6,418,000, net of $182,000 of issuance costs.

2011 Registration Rights and Warrants Issuance

The Company, Soros, Prentice, Maverick and Rho (the “Existing Stockholders”) previously entered into a registration rights agreement, dated December 31, 2009 (the “Prior Agreement”).

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

In accordance with the terms of the Amended and Restated Registration Rights Agreement, the Company would be required to grant the Purchasers warrants representing the right to purchase shares of its Common Stock in an aggregate amount equal to 1% of the fully diluted outstanding shares of Common Stock for each full 30-day period following the Filing Deadline or the Required Effectiveness Deadline (as applicable); provided however, that such warrant issuance shall not exceed, in the aggregate 10% of the fully diluted outstanding shares of Common Stock. The warrants, if issued under the Amended and Restated Registration Rights Agreement, would have a 5-year term, an exercise price of $1.80 per share of Common Stock and would include customary provisions requiring adjustments of the number of shares of Common Stock issuable thereunder following a stock dividend, stock split or other similar adjustment to the Company’s capital structure.

The Company has filed the shelf registration statement with the Securities and Exchange Commission covering the September 2011 Shares on November 14, 2011 and the shelf registration statement was declared effective on February 7, 2012. As the registration statement was filed within the Filing Deadline and declared effective within the Required Effectiveness Deadline, the Company did not record any amounts in the consolidated financial statements with regards to warrants for 2011.

NOTE 13 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

Amounts in thousands, except per share data:

	Quarter Ended(1)

2012	March 31,	June 30,	September 30,	December 31,

Net sales	$24,266	$22,215	$21,743	$25,220
Gross profit	$3,745	$4,429	$2,962	$4,983
Net loss attributable to Bluefly, Inc. stockholders(2)(3)(4)	$(7,870)	$(4,949)	$(6,277)	$(5,680)
Net loss per common share attributable to Bluefly, Inc.
stockholders – basic and diluted	$(0.28)	$(0.17)	$(0.22)	$(0.20)
Weighted average common shares outstanding – basic(5)	28,523,237	28,576,612	28,576,612	28,576,612
Weighted average common shares outstanding – diluted(5)	28,523,237	28,576,612	28,576,612	28,576,612

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

	Quarter Ended(1)

2011	March 31,	June 30,	September 30,	December 31,

Net sales	$21,693	$24,037	$21,194	$29,358
Gross profit(6)	$8,195	$7,493	$6,178	$6,419
Net loss attributable to Bluefly, Inc. stockholders(2)(7)	$(1,278)	$(1,032)	$(2,494)	$(6,180)
Net loss per common share attributable to Bluefly, Inc.
stockholders – basic and diluted	$(0.05)	$(0.04)	$(0.10)	$(0.22)
Weighted average common shares outstanding – basic(5)	24,605,199	24,611,736	25,530,899	28,284,268	(8)
Weighted average common shares outstanding – diluted(5)	24,605,199	24,611,736	25,530,899	28,284,268	(8)

	Quarter Ended(1)

2010	March 31,	June 30,	September 30,	December 31,

Net sales	$20,240	$20,545	$19,202	$28,576
Gross profit	$8,337	$7,978	$6,924	$9,964
Net (loss) income	$(1,501)	$(724)	$(2,077)	$269
Net (loss) income per common share – basic and diluted	$(0.07)	$(0.03)	$(0.08)	$0.01
Weighted average common shares outstanding – basic(5)	20,896,437	24,597,254	24,598,151	24,598,811
Weighted average common shares outstanding – diluted(5)	20,896,437	24,597,254	24,598,151	24,724,658

(1)	Quarterly amounts may not sum to the annual amounts due to rounding.

(2)	These amounts exclude net losses attributable to the non-controlling interest in Eyefly LLC.

(3)	These amounts include operating expenses attributable to EVT Acquisition Co., LLC.

(4)	These amounts include net sales, cost of sales and operating expenses attributable to the Company’s controlling interest in Eyefly LLC through October 25, 2012. This amount for the fourth quarter of 2012 includes an impairment loss adjustment of $383,000.

(5)

For years that the Company has incurred losses, and as a result of losses incurred by the Company, all potentially dilutive securities are anti-dilutive and accordingly, basic and diluted weighted average common shares outstanding are equal for the periods presented.

(6)	This amount, for the fourth quarter of 2011, includes (a) $2.4 million related to an increase in inventory reserves (of which $1.4 million relates to inventory written off as it was deemed unsellable) and (b) a write-off of $1.0 million related to merchandise credits from suppliers that the Company was not able to collect. The increase in inventory reserves was primarily the result of a shift in Company strategy with a view to accelerating its inventory turns.

(7)

This amount, for the fourth quarter of 2011, includes $1.2 million of bad debt expense (which is included as part of general and administrative expenses) related to (a) a write off of $475,000, which the Company was unable to collect in its entirety and (b) an increase in its allowance for doubtful accounts of $725,000 related to the entire remaining balance of the trade receivable. This allowance for doubtful accounts was necessary as the trade receivable was unsecured and the amount that the Company may ultimately recover is not presently determinable.

(8)	Weighted average common shares outstanding (basic and diluted) increased to 28,284,268 as a result of the September 2011 financing.

NOTE 14 – SUBSEQUENT EVENTS

Nasdaq Compliance

On February 15, 2013, the Company was notified by the Nasdaq Stock Market that it is not in compliance with the continued listing requirements for the Nasdaq Capital Market because shares of the Company’s Common Stock had closed at a per share bid price of less than $1.00 for at least 30 consecutive trading days. Under Nasdaq rules, the Company was given a 180-day grace period to regain compliance, which extends to August 14, 2013. In order to regain compliance, shares of the Company’s Common Stock would need to close at a price of $1.00 per share or more for at least ten consecutive trading days at any time prior to August 14, 2013. The Company may be granted an additional 180-day grace period to regain compliance, if, at that time, it meets the initial listing criteria of the Nasdaq Capital Market, other than the minimum bid price requirement. In the

Bluefly, Inc.

Notes to Consolidated Financial Statements

December 31, 2012

event that the Company does not regain compliance within the requisite time period, it would have the right to appeal any delisting. The failure to maintain listing on the Nasdaq Capital Market may have an adverse effect on the price and/or liquidity of the Company’s Common Stock.

Bonus Arrangement

On April 2, 2013, the special committee approved a bonus arrangement for Joseph Park, the Company’s Chief Executive Officer, that had been recommended by the Company’s compensation committee. The bonus arrangement is intended to incentivize Mr. Park to secure the best possible price in any sale of the Company. Under the arrangement, Mr. Park will receive five per cent of the net proceeds, which would otherwise have been payable to the shareholders of the Company, of any transaction constituting a sale of the Company approved by the Board. The special committee reserved the right to make any determinations requiring the interpretation of the incentive, in its sole discretion.

Salus Agreement

The Salus agreement was amended on April 11, 2013 to modify certain borrowing availability formulas.  It is currently estimated that these amendments will increase borrowing availability by up to $650,000. The Company paid a $100,000 fee in connection with the amendment.  Salus also waived covenant violations caused by the late delivery of 2012 audited financial statements and the explanatory paragraph regarding a going concern uncertainty contained in the auditor’s unqualified opinion for such financial statements.

Strategic Transaction

The Company is currently in active discussions regarding a strategic transaction under the direction of a special committee consisting of independent members of the Board of Directors, together with the assistance of an independent financial advisor (“Proposed Strategic Transaction”).  The Company expects that such transaction will be at a price substantially below the current market price of the Company’s common stock. We currently have sufficient funds to support our operations until the anticipated signing date of a definitive agreement regarding the Proposed Strategic Transaction, at which time we believe bridge financing will be available until the transaction can be consummated. Management believes that the Proposed Strategic Transaction, if and when consummated, will provide the necessary liquidity to eliminate the factors that resulted in the going concern uncertainty.

Schedule II – Valuation and Qualifying Accounts

For the Three Years Ended December 31, 2012

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2011	Expenses	Accounts	Deductions	December 31, 2012

Allowance for sales returns	$(3,124,000)	$(48,548,000)	$--	$49,591,000	$(2,081,000)

Allowance for doubtful accounts	$(767,000)	$(358,000)	$--	$1,003,000	$(122,000)

Inventory reserves	$(3,277,000)	$564,000	$--	$1,572,000	$(1,141,000)

Deferred tax valuation allowance	$(51,843,000)	$(8,340,000)	$--	$--	$(60,183,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2010	Expenses	Accounts	Deductions	December 31, 2011

Allowance for sales returns	$(3,142,000)	$(56,372,000)	$--	$56,390,000	$(3,124,000)

Allowance for doubtful accounts	$(73,000)	$(1,103,000)	$--	$409,000	$(767,000)

Inventory reserves	$(1,093,000)	$(3,121,000)	$--	$937,000	$(3,277,000)

Deferred tax valuation allowance	$(47,717,000)	$(4,126,000)	$--	$--	$(51,843,000)

Column A	Column B	Column C		Column D	Column E

		Charged to	Charged to
	Ending Balance at	Costs and Other	Other		Ending Balance at
Description	December 31, 2009	Expenses	Accounts	Deductions	December 31, 2010

Allowance for sales returns	$(2,627,000)	$(55,570,000)	$--	$55,055,000	$(3,142,000)

Allowance for doubtful accounts	$(91,000)	$(324,000)	$--	$342,000	$(73,000)

Inventory reserves	$(1,286,000)	$(359,000)	$--	$552,000	$(1,093,000)

Deferred tax valuation allowance	$(47,388,000)	$(3,322,000)	$2,993,000	$--	$(47,717,000)

S-1