Form 10-K/A
period 2012-12-31
BLUEFLY INC
filed 2013-05-01
CIK 1030896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-14498

BLUEFLY, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-3612110
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

42 West 39th Street, New York, NY	10018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 944-8000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, Par Value $0.01 Per Share	The Nasdaq Stock Market LLC (Nasdaq Capital Market)

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of April 12, 2013, there were 28,937,331 shares of Common Stock, $0.01 par value, of the registrant outstanding. The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012, based upon the last sale price of such equity reported on the Nasdaq Capital Market, was approximately $4.2 million. For purposes of this disclosure, shares of common stock held by persons who hold more than 10% of the outstanding shares of common stock and shares held by officers and directors of the registrant have been excluded as these persons may be deemed affiliates. This determination is not conclusive for other purposes.

Documents Incorporated by Reference.

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of Bluefly, Inc., a Delaware corporation (referred to as “Bluefly”, “we”, “us”, “our” or the “Company”) for the fiscal year ended December 31, 2012, originally filed with the Securities and Exchange Commission (“SEC”) on April 16, 2013 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K. The Company, which usually holds its Annual Meeting in May, no longer anticipates filing its definitive proxy statement within 120 days of its fiscal year ended December 31, 2012. Therefore, such information will not be incorporated by reference to the Company’s definitive proxy statement for the 2013 Annual Meeting of Stockholders. Thus, Part III, Items 10-14, of the Company’s Original 10-K are hereby amended and restated in their entirety.

As required by Rule 12b-15, in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original Form 10-K. Furthermore, this Form 10-K/A does not change any previously reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

2

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS OF THE COMPANY

Our Board of Directors currently consists of nine directors.

Habib Kairouz, age 46, has served as a director of the Company since December 2009 and Chairman of the Board since April 2012. Mr. Kairouz is a Managing Partner of Rho Capital Partners, Inc., an investment and venture capital management company, which he joined in 1993. Prior to joining Rho Capital Partners, Inc., Mr. Kairouz worked for five years in investment banking and leverage buyouts with Reich & Co. and Jesup & Lamont. Mr. Kairouz holds a Bachelor of Science degree in engineering from Cornell University and a Master of Business Administration in Finance from Columbia University. Mr. Kairouz also serves on the board of directors of publicly-held Intralinks Holdings, Inc. and Reach Local, in addition to a number of private companies. Mr. Kairouz has been designated to the Board by Rho pursuant to the Voting Agreement.

 Anthony Plesner, age 54, has served as a director of the Company since February 2008.  Since August 2012, Mr. Plesner has served as the EVP Finance for AGT International, a leading company in the provision of public safety and security solutions. Mr. Plesner previously served as Chief Financial Officer and Chief Administrative Officer of Intralinks Holdings, Inc., a publicly-traded company that provides online workspaces for secure document exchange, from April 2005 until 2012.  From August 2004 to March 2005, he worked as an independent consultant through Snap Solutions. From January 2003 to July 2004 he served as Chief Financial Officer and Chief Operating Officer of The NewsMarket, an online video archive and delivery platform.  From January 2000 to December 2002 he served as President and Chief Operating Officer of 24/7 Real Media, Inc., a NASDAQ-listed provider of interactive marketing and technology services.  Prior to that, he served as Senior Vice President of Finance and Business Development at Medscape, Inc.  Mr. Plesner holds a Bachelor of Arts in Economics from the University of Manchester in England, and a Master of Business Administration from the University of Pittsburgh.

 David Wassong, age 42, has served as a director since February 2001. He served as our Interim Chairman of the Board of Directors from February 2007 until April 2012. Mr. Wassong is currently a Managing Director at Soros and previously was a partner of Soros Private Equity, which he joined in June 1998. Prior to joining Soros Private Equity, from July 1997 to June 1998, Mr. Wassong was Vice President, and previously Associate, at Lauder Gaspar Ventures, LLC, a media, entertainment and telecommunications-focused venture capital fund. Mr. Wassong has been designated to the Board by Soros pursuant to the Voting Agreement.

Joseph C. Park, age 41, served as the Company’s Chief Operating Officer from May 2011 until February 2012 and became Chief Executive Officer and a director in February 2012. Prior to joining the Company, from February 2010 to May 2011, Mr. Park was Senior Vice President of Consumer Digital Products at HarperCollins where he co-founded Bookperk.com, a group buying e-commerce website for avid book readers and spearheaded their overall consumer digital and monetization strategy. Mr. Park came to HaperCollins through its acquisition of BibleGateway, the largest biblical reference website where he served as President from July 2009 to January 2010. From 2005 to 2009, Mr. Park worked at Amazon.com where he co-founded and launched Askville.com, one of the leading social Q&A communities on the web. While at Amazon.com, Mr. Park was also Head of New Product Development where he incubated new businesses/startups within the organization. From 1997 to 2001, Mr. Park co-founded and was the CEO of Kozmo.com, the first Internet retailer to provide same-day, one hour delivery service to consumers. Mr. Park earned his Bachelor of Arts degree in economics, journalism and political science from New York University, and received his M.B.A. from Harvard Business School. Mr. Park’s experience and involvement in many successful internet companies as a senior executive led the Nominating Committee to conclude that he is qualified to serve as a director of the Company.

 Andrew Russell, age 41, was appointed to the Board in April 2011 upon the recommendation of the Nominating Committee. Mr. Russell was recommended to the Nominating Committee by David Wassong, a member of the Board. Since 2003, Mr. Russell has served as partner of Pilot Group LLC, a principal investment firm specializing in late stage and turnaround investments in privately owned companies, overseeing all digital media investments. In July 2011, Mr. Russell founded Trigger Media Group, a digital media venture capital firm, where he serves as CEO. From 1999 to 2003, Mr. Russell was partner of East River Ventures LP, a venture capital firm specializing in investments in early stage companies within the information technology, business services and healthcare sectors. Before joining East River Ventures LP, Mr. Russell began his professional career as an associate with Chemical Securities where he coordinated debt financing for transactions in syndicated bank loan and high yield debt markets. Mr. Russell also currently serves as a board member of a number of private companies. Mr. Russell’s many years of investment experience in digital companies and board experience in a number of private companies led the Nominating Committee to conclude that he is qualified to serve as a director of the Company.

Denise Seegal, age 59, was appointed to the Board in November 2010 upon the recommendation of the Nominating Committee. Ms. Seegal was recommended to the Nominating Committee by Russell Reynolds Associates, a paid third-party search firm. In March 2011, Ms. Seegal was appointed Chief Executive Officer of Amsale Design Group, a luxury bridal company. Ms. Seegal is also a global consultant for Financo, an investment banking firm, and operates Denise Seegal Associates, a consulting firm specializing in development, growth and expansion strategies for global lifestyle brands since 2008. Prior to this, Ms. Seegal served as President and CEO of VF Sportswear Coalition, VF Corp. from 2004 to 2008. Previously, Ms. Seegal’s prior leadership roles included: President and CEO of Sweetface Fashion Company, President of Liz Claiborne, Inc., President of CK Calvin Klein, the founding President of DKNY, and Executive Vice President of Ralph Lauren Womenswear. She currently serves as a board member of Parsons The New School for Design, The Fashion Group International, LIM College and Head of the Charles Regatta. Ms. Seegal’s many years of experience as a seasoned retail executive led the Nominating Committee to conclude that he is qualified to serve as a director of the Company.

Mario Ciampi, age 52, has served as a director of the Company since August 2008. Mr. Ciampi is an employee of Prentice Capital Management, LP (which we refer to in this Proxy Statement as Prentice), a private investment advisor, and has been employed or engaged by Prentice since 2007. Mr. Ciampi initially joined Prentice as a retail and consumer products consultant working on business improvements, management oversight, and due diligence for the firm ’s special situation investments. Prior to joining Prentice, he had a 10-year career with The Children’s Place organization; during that period, he held various positions: Vice President – Store Development, Sr. Vice President – Operations, and President of Disney Store – North America. Previously, Mr. Ciampi was the Founder and Partner of DJM Asset Management, a consulting company focused on retail real estate repositioning, financial turn-around, and strategic growth initiatives. He is a director of Kid Brands, Inc., a publicly-traded designer and distributor of branded infant and juvenile consumer products, and he has also been recently appointed as a director of dELiA*s, Inc., a publicly-traded direct marketing and retail company. Mr. Ciampi, who has been designated as a nominee to the Board by Prentice pursuant to the Voting Agreement, has a unique combination of both operational and investment experience in the retail industry that led the Nominating Committee to conclude that he is qualified to serve as a director of the Company.

Michael Helfand, age 53, has served as a director of the Company since February 2009. Since 2009, Mr. Helfand has served as Senior Vice President Finance and Chief Accounting Officer of Fuel Systems Solutions, Inc., a publicly-traded holding company of alternative fuel components and systems for transportation and industrial applications. From 2007 to 2008, Mr. Helfand has served as the Interim Chief Financial Officer of Rothschild North America, Inc., a global investment bank. From 2006 to 2007, Mr. Helfand was the Executive Vice President of Finance at WRC Media, Inc., a publishing company. From 2003 to 2008, Mr. Helfand was also finance and accounting consultant for Resources Connection, Inc., a project-based professional services firm, serving clients in matters related to SEC registration material preparation, Sarbanes-Oxley engagements and financial review and systems development. Mr. Helfand’s many years of experience as a senior financial executive led the Nominating Committee to conclude that he is qualified to serve as a director of the Company.

Martin Miller, age 83, has served as a director of the Company since July 1991. Since July 1999, Mr. Miller has served as the President of The Terbell Group, Inc., a consulting company. From October 1997 to April 2003, Mr. Miller was a partner in the Belvedere Fund, L.P., a fund of hedge funds. Mr. Miller’s many years of experience in the apparel retailing business in general, and as a director of our Company in particular, led the Nominating Committee to conclude that he is qualified to serve as a director of the Company.

EXECUTIVE OFFICERS

The following table sets forth the names, ages and all positions and offices with the Company held by the Company’s present executive officers.

Name	Age	Positions and Offices Presently Held
Joseph C. Park	41	Chief Executive Officer

James Gallagher	55	Chief Financial Officer

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten-percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) reports they file. Based solely on a review of the copies of such reports furnished to us during or with respect to fiscal 2012, or written representations that no Forms 5 were required, we believe that during the fiscal year ended December 31, 2012 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten-percent beneficial owners were complied with.

CORPORATE GOVERNANCE

Director Independence

The Board has reviewed the independence of each of our directors on the basis of the standards adopted by NASDAQ. During this review, the Board considered transactions and relationships between the Company, on the one hand, and each director, members of his or her immediate family, and other entities with which he or she is affiliated, on the other hand. The purpose of this review was to determine which of such transactions or relationships were inconsistent with a determination that the director is independent under applicable NASDAQ rules. As a result of this review, the Board affirmatively determined that each of our directors other than Mr. Park is an “independent director” within the meaning of applicable NASDAQ rules.

Other Involvement in Certain Legal Proceedings

None of our directors or executive officers have been involved in any bankruptcy or criminal proceedings, nor have there been any judgments or injunctions brought against any of our directors or executive officers during the last ten years that we consider material to the evaluation of the ability and integrity of any director or executive officer.

Board of Director Meetings

During the fiscal year ended December 31, 2012, the Board met 16 times and acted by unanimous written consent 6 times. Each of the directors participated in 75% or more of the aggregate number of meetings and/or written consents of the Board and committee(s) on which he or she served during the 2012 fiscal year. The Company does not have a policy with regard to the attendance by directors at our annual meeting of stockholders. None of the directors attended last year’s annual meeting of stockholders.

Committees of the Board of Directors

Our Board has an audit committee, a compensation committee, a nominating and corporate governance committee and a special committee, each of which has the composition and responsibilities described below.

Audit Committee. The Company’s Audit Committee is a separately designated standing committee and was established in accordance with the requirements of Section 3(a)(58)(A) of the Exchange Act. The Audit Committee oversees the Company’s corporate accounting and financial reporting. Among other things, the Audit Committee determines the engagement of, and approves the fees paid to, the Company’s independent registered public accounting firm; monitors the qualifications, independence, activities and performance of the Company’s independent registered public accounting firm; approves the retention of the Company’s independent registered public accounting firm to perform any proposed and permissible non-audit services; reviews the Company’s financial statements and critical accounting estimates; reviews the effectiveness of internal controls over financial reporting and the adequacy of disclosure controls and procedures; discusses with management and the Company’s independent registered public accounting firm the results of the annual audit, and; the reviews of the Company’s quarterly financial statements. In addition to these responsibilities, the Audit Committee oversees the Company’s risk management process. As part of such oversight, the Audit Committee reviews key financial, business, developmental, regulatory and other operational and legal risks; receives reports from management at least once a year with respect to the steps management has taken to monitor, control and mitigate such risks; and reports its findings to the full Board. In addition, the Audit Committee maintains procedures for the receipt of employee complaints and submissions of concerns regarding accounting or auditing matters. The Board has adopted a written charter for our Audit Committee, a copy of which is attached to this Information Statement as Appendix A. The members of the Company’s Audit Committee are Mr. Anthony Plesner, Chairman; Mr. Martin Miller and Mr. Michael Helfand. The Board has determined that Mr. Plesner is an “audit committee financial expert,” as defined by Item 407(d)(5) of Regulation S-K of the Exchange Act, and that each member of the Audit Committee is

“independent,” as required by the Exchange Act and applicable NASDAQ rules. The Audit Committee met 5 times in fiscal year 2012.

Compensation Committee. The Company’s Compensation Committee is a separately designated standing committee that establishes, amends, reviews and approves compensation and benefit plans with respect to executive officers and employees, including determining the various elements of total compensation of the Chief Executive Officer and other executive officers, and reviewing the performance of the Company and its executive officers with respect to these elements of compensation. The Compensation Committee reviews the total fees paid to outside consultants by the Company to ensure that the consultant maintains its objectivity and independence when rendering advice to the Compensation Committee. The Compensation Committee also monitors the Company’s management incentive and stock based compensation, retirement and welfare plans and discharge the duties imposed on the Compensation Committee by the terms of those plans and perform other functions or duties deemed appropriate by the Board. The members of the Compensation Committee are Mr. Mario Ciampi, Mr. Habib Kairouz and Mr. David Wassong. The composition of the Compensation Committee meets the standards for independence under applicable Nasdaq rules and regulations. The Compensation Committee met 9 times in fiscal year 2012.

Nominating and Corporate Governance Committee. The Company’s Nominating and Corporate Governance Committee is a separately designated standing committee that assists the Board by identifying individuals qualified to become directors, setting criteria for, and evaluating, director candidates, and recommending to the Board the director nominees for election at the annual meetings of stockholders or for appointments to fill vacancies; recommend to the Board nominees for each committee of the Board; advise the Board about the appropriate composition of the Board and its committees; advise the Board about and recommend to the Board appropriate corporate governance practices and assist the Board in implementing those practices; lead the Board in its annual review of the performance of the Board and its committees; and perform such other functions as the Board may assign to it from time to time. The Board has adopted a written charter for our Nominating and Corporate Governance Committee, a copy of which is attached to this Information Statement as Appendix B. The members of the Nominating and Corporate Governance Committee are Mr. David Wassong and Mr. Anthony Plesner. The composition of the Nominating and Corporate Governance Committee meets the standards for independence under applicable Nasdaq rules and regulations. The Company’s Nominating and Corporate Governance Committee did not meet during fiscal year 2012.

Special Committee. In May 2012, the Company Board authorized the formation of a special committee composed of three independent members of the Company Board: Michael Helfand, Martin Miller and Anthony Plesner, who acts as chair of the Special Committee. The Special Committee was tasked with evaluating the Company’s strategic and financing alternatives. The Special Committee met 5 times during fiscal year 2012.

Board Leadership

As noted above, our Board is currently comprised of eight independent non-employee directors and one employee director who is the Company’s Chief Executive Officer. The Company divides the leadership role between an independent Chairman of the Board and the Chief Executive Officer. Mr. Kairouz has served as Chairman of the Board since April 2012, when he succeeded Mr. Wassong. Mr. C. Park has served as our Chief Executive Officer since May, 2011.

We believe that the number of independent, experienced directors that make up our Board, along with the independent oversight of our Chairman, benefits the Company and its stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations and believe that no one structure is suitable for all companies. We believe our current Board leadership structure is optimal for us because it demonstrates to our employees, suppliers, customers and other stakeholders that the Company is under strong leadership, with the Chairman maintaining an effective working relationship with management and other Board members and the Chief Executive Officer. We believe that the Company, like many U.S. companies, has been well-served by this leadership structure.

Stockholder Communications with the Board

If stockholders wish to communicate with any or all members of the Board, they may send their communication in writing directly to them c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018. All such communications will be relayed to the appropriate members of the Board.

Code of Ethics

We adopted a Code of Ethics applicable to all of our employees, officers and directors as required by applicable NASDAQ listing standards, which is a “code of ethics” as defined in Item 406 of Regulation S-K. The Code of Ethics is publicly available on our website at www.bluefly.com. If we make any amendments to the Code of Ethics other than technical, administrative, or other non-substantive amendments, or grant any waivers, including implicit waivers, from a provision of this Code of Ethics to our Chief Executive Officer, Chief Financial Officer or certain other finance department executives, we will disclose the nature of the amendment or waiver, its effective date, and to whom it applies, on our website at www.bluefly.com or in a Current Report on Form 8-K filed with the SEC. There were no waivers of the Code of Ethics during fiscal year 2012.

Risk Management

Management is responsible for the day-to-day management of risks the Company faces, while the Board of Directors, as a whole and through its committees, has the ultimate responsibility for the oversight of risk management. Senior officers attend meetings of the Board of Directors, provide presentations on operations including significant risks, and are available to address any questions or concerns raised by the Board of Directors. Additionally, our three Board committees assist the Board of Directors in fulfilling its oversight responsibilities in certain areas of risk. Pursuant to its charter, the Audit Committee coordinates the Board of Directors’ oversight of the Company’s internal control over financial reporting, disclosure controls and procedures and code of conduct. Management regularly reports to the Audit Committee on these areas. The Compensation Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks arising from our compensation policies and programs. The Nominating and Corporate Governance Committee assists the Board of Directors in fulfilling its oversight responsibilities with respect to the management of risks associated with Board organization, membership and structure, succession planning for our directors and corporate governance. When any of the Committees receives a report related to material risk oversight, the Chairman of the relevant committee reports on the discussion to the full Board of Directors.

Compensation of Directors

     The following table sets forth information concerning the compensation of our directors for the fiscal year ended December 31, 2012:

DIRECTOR COMPENSATION — YEAR ENDED DECEMBER 31, 2012

	Fees
	Earned
	or Paid	Stock	Option
	in Cash	Awards	Awards	Total
Name(1)	($)	($)(2)	($)(3)	($)
Mario Ciampi	$--	$25,000	$--	$25,000
Michael Helfand	22,500	--	25,000	47,500
David Janke(4)	--	--	25,000	25,000
Habib Kairouz	--	--	25,000	25,000
Martin Miller	19,500	--	25,000	44,500
Anthony Plesner	36,000	--	25,000	61,000
Andrew Russell	22,500	--	25,000	45,000
Denise Seegal	22,500	--	25,000	47,500
David Wassong	--	--	25,000	25,000

_______________

(1)	Mr. Park is not included in the table as he is included as a Named Executive Officer in the Summary Compensation Table. Mr. Park receives no additional compensation for his service as a director of the Company.
(2)	Represents the grant date fair value of the following Restricted Stock Awards recognized for financial statement reporting purposes. Mario Ciampi elected to receive Restricted Stock Awards during the fiscal year ended December 31, 2012.

(3)	The amounts in this column represent the total grant date fair values, with the values determined for options based upon the Black Scholes method of valuation, of the option awards granted to the director and recognized for financial reporting purposes during the fiscal year, excluding estimated forfeitures. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2012. As of December 31, 2012, the total number of stock option awards outstanding for each of the directors were as follows: 37,027 stock option awards held by each of Messrs. Ciampi, Helfand, Kairouz and Plesner, 39,402 stock option awards held by each of Messrs. Miller and Wassong, 85,807 stock option awards held by Mr. Russell, and 91,375 stock option awards held by Ms. Seegal.
(4)	David Janke resigned as a member of the Board of Directors in April 2012.

For 2012, each independent, outside non-employee directors (other than Messrs. Ciampi, Janke, Kairouz and Wassong who are designated under the Voting Agreement) was paid an annual cash retainer of $15,000 per year, with an additional annual cash retainer of $10,000 and $5,000 in the case of the Audit Committee Chairman and the Chair of any other committee, respectively, at the first regularly scheduled Board meeting of each fiscal year, and cash per meeting fees (for in person meetings) of $1,500. For 2012, all non-employee directors are receiving the cash payments specified above.

Pursuant to the terms of the 2005 Stock Incentive Plan, as amended, the equity compensation program for nonemployee directors is to provide for a $100,000 equity grant for new directors who join the board and annual grants of $25,000 for all directors, at the first regularly scheduled board meeting following the annual meeting of each fiscal year. All equity grants shall be made under the Plan and shall be either in the form of restricted stock or stock options (with value determined for options based upon the Black Sholes method of valuation), as elected by the director. All equity awards for joining the board shall vest in three equal annual installments commencing with the first anniversary of such grant. All annual grants shall vest on the first anniversary of the date of grant.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

Summary Compensation Table

    The following table sets forth information for the fiscal years ended December 31, 2012 and 2011 concerning compensation of (1) all individuals serving as our principal executive officer during the fiscal year ended December 31, 2012, and (2) the two other most highly compensated executive officers of the Company who were serving as executive officers as of December 31, 2012. The compensation described in this table does not include medical, group life insurance, or other benefits which are available generally to all of our salaried employees.

							Option		Nonequity Incentive Plan	All Other
Name and Principal Position	Year	Salary ($)		Bonus ($)			Awards ($)(1)		Compensation ($)	Compensation ($)		Total ($)

Joseph C. Park Chief Executive Officer(9)	2012	$369,615			$25,000	(3)	$--		$--	$9,173	(5)	$403,788
	2011	$187,500			$50,000	(3)	$886,000	(6)	$--	$--		$1,123,500

Scott Erdman SVP, Merchandising	2012	$162,500	(8)		$--		$310,262	(9)	$--	$--		$472,762

Kara B. Jenny Chief Financial Officer	2012	$294,231		$			$--		$--	$46,868	(2)	$341,099
	2011	$300,000			$--		$--		$--	$10,206	(5)	$310,206

Melissa Payner-Gregor Chief Executive Officer(7)	2012	$58,615			$--		$--		$--	$490,897	(2)	$549,512
	2011	$507,846			$--		$--		$--	$68,280	(2)	$576,126
	2010	$500,000			$130,850		$1,251,075	(4)	$--	$68,535	(2)	$1,950,460

(1)	The amounts in this column represent the total grant date fair values, with the values determined for options based upon the Black Scholes method of valuation, of the option awards granted to the executive and recognized for financial reporting purposes during the fiscal year, excluding estimated forfeitures. The fair value of the stock options will likely vary from the actual value the holder receives because the actual value depends on the number of options exercised and the market price of our Common Stock on the date of exercise. For a discussion of the assumptions made in the valuation of the stock options, see the Notes to Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2012.
(2)	Includes $48,000 paid in 2012 and 2011, respectively, in connection with a housing allowance paid to Paynor and $9,173 paid in 2012 and 2011, respectively, in connection with life insurance premiums paid to Payner, Park, and Jenny. The 2012 Other Compensation amounts also include $422,617 and $25,000 in severance paid to Payner and Jenny, respectively. In addition, the Other Compensation amount for Jenny included $11,538 for unused vacation.
(3)	Represents a cash bonus of $25,000 and $50,000 for the fiscal year ended December 31, 2012 and December 31, 2011.
(4)	Represents the total grant date fair value of a stock option award granted in March 2011.
(5)	Represents amounts paid in connection with life insurance premiums.
(6)	Represents the total grant date fair value of a stock option award granted to Mr. Park in May 2012.
(7)	On February 2, 2012, Joseph C. Park, previously the Company’s Chief Operating Officer, was promoted to Chief Executive Officer replacing Melissa Payner-Gregor, who resigned as Chief Executive Officer on such date.
(8)	Joined Bluefly on June 12, 2013 as SVP Merchandising.
(9)	Represents the total grant date fair value of stock option award granted to Scott Erdman on June 30, 2012.

Based on the fair value of equity awards granted to named executive officers in 2012 and 2011, and the base salary of the named executive officers: (a) “Salary” accounted for approximately 56% and 50% of the total compensation of the named executive officers in 2012 and 2011, respectively; (b) incentive compensation accounted for approximately 2% and 2.5% of the total compensation of the named executive officers in 2012 and 2011, respectively; and (c) other benefits accounted for approximately 42% and 4% of the total compensation of named executive officers in 2012 and 2011, respectively.

Employment Agreements

Joseph C. Park

On May 31, 2011, we entered into an employment agreement (the “Park Agreement”) with Joseph C. Park providing for his service as our Chief Operating Officer. The Park Agreement has a term ending on February 2, 2015. On February 2, 2012, Mr. Park was promoted to Chief Executive Officer and a member of our Board. In connection with his appointment as Chief Executive Officer, we amended the Park Agreement to effect certain changes in compensation, as described below.

Pursuant to the Park Agreement, as amended, Mr. Park is entitled to an annual base salary of $375,000, subject to increases in the sole discretion of the Compensation Committee, as well as annual cost of living adjustments based on adjustments to the United States Consumer Price Index, beginning on January 1, 2013. Mr. Park is also eligible to receive an annual performance bonus based upon the achievement of one or more targets to be set for each fiscal year by the Compensation Committee in its sole discretion, and subject to pro rata adjustment for underachievement or overachievement of the targets within limits determined by the Compensation Committee in its sole discretion, provided that such bonus shall not be in limitation of additional discretionary bonuses. During the term of the Park Agreement, Mr. Park shall be eligible to participate in our entire medical and other employee benefit plans on the same terms and conditions as those offered to other senior executive officers of the Company. The Park Agreement provided for a grant to Mr. Park of incentive stock options under the Company’s 2005 Stock Incentive Plan to purchase 450,000 shares of Common Stock on May 31, 2011 at an exercise price equal to the fair market value on the date of grant. The options vest with respect to 56,250 shares on the six-month anniversary of the date of grant, and vest with respect to the remainder of shares in 42 equal monthly installments. In connection with Mr. Park’s promotion to Chief Executive Officer, the Park Agreement, as amended, also provided for a one-time grant of incentive stock options under Company’s 2005 Stock Incentive Plan to purchase 450,000 shares of Common Stock at an exercise price equal to the fair market value on the date of grant, subject to accelerated vesting in the event that his employment is terminated without cause or as a result of a constructive termination (as each such term is defined in the Park Agreement), and will become vested in equal monthly installments over a four-year period following the date of grant.

Pursuant to the Park Agreement, as amended, if Mr. Park’s employment is terminated without cause (as defined in the Park Agreement) or as a result of a constructive termination (as defined in the Park Agreement), he would be entitled to receive his base salary through the date of termination, plus unreimbursed business expenses and bonuses that have been earned and awarded but not yet paid, as well as his then-current base salary for a twelve month period from the date of termination. In addition, if Mr. Park’s employment is terminated without cause or as a result of a constructive termination, we shall maintain in effect our medical and dental insurance and hospitalization plans as well as any Company sponsored life insurance policy in which Mr. Park participates as of the date of such termination for one year from the date of termination.

In the event that Mr. Park would be subject to tax under Section 4999 of the Code, the payments to him under the Park Agreement will be reduced to the maximum amount that he could receive without being subject to such tax. Mr. Park is subject to certain covenants under the Park Agreement, including a non-competition and non-solicitation covenant covering the term of his employment and an additional period of up to one year thereafter.

On April 2, 2013, the special committee approved a bonus arrangement for Joseph Park, the Company’s Chief Executive Officer, which had been recommended by the Company’s compensation committee. The bonus arrangement is intended to incentivize Mr. Park to secure the best possible price in any sale of the Company. Under the arrangement, Mr. Park will receive five per cent of the net proceeds, which would otherwise have been payable to the shareholders of the Company, of any transaction constituting a sale of the Company approved by the Board. The special committee reserved the right to make any determinations requiring the interpretation of the incentive, in its sole discretion.

Scott Erdman

On June 12, 2012, Bluefly, Inc. entered into an employment agreement with Scott Erdman (the “Erdman Employment Agreement”), pursuant to which Mr. Erdman was appointed as the Company’s Senior Vice President of Merchandising, effective as of that date. Pursuant to the terms of the Erdman Employment Agreement, the Company has retained the services of Mr. Erdman as the Senior Vice President of Merchandising of the Company for a term continuing through June 30, 2015, and has agreed to pay him a base salary of $300,000 per year (subject to discretionary annual increases). For each fiscal year during the term of the Erdman Employment Agreement, Mr. Erdman will be eligible to earn the following bonuses: (i) a performance bonus targeted at up to thirty percent (30%) of his then-current base salary, based upon the achievement of one or more targets to be set for each fiscal year by the Compensation Committee in its sole discretion, and subject to a pro rata adjustment for underachievement or overachievement of the targets within limits determined by the Compensation Committee in its sole discretion; and (ii) such additional performance bonus for each fiscal year as may be determined by the Compensation Committee in its sole discretion.

Pursuant to the terms of the Erdman Employment Agreement, as of June 30, 2012, Mr. Erdman was issued options to purchase 300,000 shares of the Company’s Common Stock (the “Options”) under the Company’s 2005 Stock Incentive Plan. The Options vest with respect to 37,500 shares on the six-month anniversary of the date of grant, and vest with respect to the remainder of the shares in 42 equal monthly installments, with the first such installment vesting on the seven month anniversary of the date of grant. Notwithstanding the foregoing, in the event a Change of Control (as defined in the Erdman Employment Agreement) occurs during the term of Mr. Erdman’s employment, twenty five percent of any unvested stock options that have not vested as of the date of such Change of Control shall be deemed fully vested as of such date. The Erdman Employment Agreement provides that, if Mr. Erdman is terminated during the term of the Erdman Employment Agreement without cause or constructively terminated with thirty (30) prior written notice, he shall be entitled to severance payments equal to his then-current base salary for a period of three months.

Kara B. Jenny

Kara Jenny served as our Chief Financial Officer until November 27, 2012. On November 20, 2012, the Company entered into a separation agreement with Kara Jenny, the Company's Chief Financial Officer. Pursuant to the agreement, Ms. Jenny continued to serve as a consultant to the Company until December 31, 2012. Following her last day of employment, Ms. Jenny provided consulting services for a period of up to four months. The Company provided Ms. Jenny with two months’ base salary plus consulting fees equivalent to four months’ base salary, together totaling an aggregate amount of $150,000 payable over a six month period following her last day of service. Ms. Jenny also received the continuation of certain fringe benefits. In addition, any stock options that would have vested within six months of her last day of service automatically vested on her last day of employment and she will have one year from such date to exercise any vested options. In connection with the separation agreement, Ms. Jenny entered into a customary release.

On March 19, 2008, we previously entered into an amended and restated employment agreement (which we refer to in this Proxy Statement as the Jenny Agreement) with Kara Jenny providing for her service as our Chief Financial Officer. The Jenny Agreement amends and restates the earlier employment agreement between us and Ms. Jenny, which covered her service as our Vice President of Finance and was set to expire in June 2008. On April 27, 2010, we amended the Jenny Agreement to extend the term through December 31, 2012 and to effect certain other changes in compensation, as described below.

Pursuant to the Jenny Agreement, as amended, Ms. Jenny is entitled to an annual base salary of $300,000, subject to increases in the sole discretion of the Compensation Committee. She is also eligible to receive an annual performance bonus in an amount determined by the Compensation Committee in its sole discretion. During the term of the Jenny Agreement, Ms. Jenny shall be eligible to participate in all of our medical and other employee benefit plans on the same terms and conditions as those offered to our other senior executive officers; additionally, we provided Ms. Jenny with an annual allowance of $10,000 for the purchase of life insurance and disability insurance.

Pursuant to the Jenny Agreement, if Ms. Jenny’s employment was terminated without cause (as defined in the Jenny Agreement) or as a result of a constructive termination (as defined in the Jenny Agreement), she would be entitled to receive her base salary through the date of termination, plus unreimbursed business expenses and bonuses that have been earned and awarded but not yet paid, as well as her then-current base salary for 180 days from the date of termination. In addition, if Ms. Jenny’s employment was terminated without cause or as a result of a constructive termination, we shall maintain in effect any of our medical and dental insurance and hospitalization plans as well as any Company sponsored life insurance policy in which Ms. Jenny participates as of the date of such termination for one year from the date of termination.

In the event of a change of control (as defined in the Jenny Agreement) any unvested stock options granted to Ms. Jenny which are outstanding as of the date of the change of control and have not yet vested (which we refer to in this Proxy Statement as the Jenny COC Unvested Options) would have become fully vested as of the date of the change of control. The remaining one-half of the Jenny COC Unvested Options would have vested on the earliest to occur of: (a) the scheduled vesting date and (b) 12 months from the date of the change of control. In the event that Ms. Jenny would be subject to tax under Section 4999 of the Code, the payments to her under the Jenny Agreement would have been reduced to the maximum amount that she could receive without being subject to such tax. Ms. Jenny is subject to certain covenants under the Jenny Agreement, including a non-competition and non-solicitation covenant covering the term of her employment and an additional period of up to one year thereafter.

Melissa Payner-Gregor

Melissa Payner-Gregor served as our chief executive officer until February 2, 2012. On February 2, 2012, we entered into a Separation Agreement (which we refer to in this Proxy Statement as the Payner Separation Agreement) with Melissa Payner-Gregor where she resigned as our Chief Executive Officer and a member of our Board. In connection with the Payner Separation Agreement, we agreed to provide Ms. Payner-Gregor with the continuation of salary and certain benefits for twelve months, and accelerated vesting of all unvested stock options, with all vested stock options remaining exercisable for one year. In addition, during the twelve month period following her resignation, Ms. Payner-Gregor will continue to be subject to the restrictive covenants contained in her employment agreement (as discussed further below), including non-competition and non-solicitation restrictions. Ms. Payner and the Company executed customary releases in connection with the Separation Agreement.

On November 14, 2006, we previously entered into a 36-month employment agreement (which we refer to in this Proxy Statement as the Payner Agreement) with Ms. Payner providing for her service as our Chief Executive Officer and a member of our Board. The Payner Agreement was effective as of July 1, 2006 and replaced Ms. Payner’s prior employment agreement, which would have expired on March 1, 2007. Upon expiration of the initial term on July 1, 2009, the agreement, by its terms, automatically renewed for a one year term to July 1, 2010. On April 27, 2010, we amended the Payner Agreement to extend the term through December 31, 2012 and to effect certain other changes in compensation, as described below.

Under the Payner Agreement, as amended, Ms. Payner was entitled to an annual base salary of $500,000, subject to increases in the sole discretion of the Compensation Committee, as well as annual cost of living adjustments based on adjustments to the United States Consumer Price Index, beginning on January 1, 2011. She was also eligible to receive an annual performance bonus based upon the achievement of one or more targets to be set for each fiscal year by the Compensation Committee in its sole discretion, and subject to pro rata adjustment for underachievement or overachievement of the targets within limits determined by the Compensation Committee in its sole discretion, provided that such bonus shall not be in limitation of additional discretionary bonuses.

The Payner Agreement also provided Ms. Payner with a monthly housing allowance of $4,000 and an annual allowance of approximately $27,500 for life insurance and supplemental disability insurance.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information concerning exercisable and unexercised stock options and unvested stock awards as of December 31, 2012 for each of the Named Executive Officers:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END — DECEMBER 31, 2012

	Option Awards

	Number	Number
Update	of	of
	Securities	Securities
	Underlying	Underlying
	Unexercised	Unexercised		Option
	Options	Options		Exercise	Option
	(#)	(#)		Price	Expiration
Name(1)	Exercisable	Unexercisable		($)	Date
Joseph C. Park	271,875	628,125	(2)	$2.33	2/2/2022

Kara B. Jenny	10,416	39,584		$2.00	12/14/2013
	2,500	--		$12.60	12/14/2013
	20,000	--		$4.60	12/14/2013
	129,492	53,321	(1)	$2.40	12/14/2013

Scott Erdman	37,500	262,500		$1.25	6/29/2022

______________

(1)	The option vests at a rate of 2.083% per month for 48 months beginning on the one month anniversary of March 1, 2010.
(2)	16.667% of the option vested on the six month anniversary of May 31, 2012 and the remainder of the option vests at a rate of 2.778% per month for 42 months thereafter.

EQUITY COMPENSATION PLAN INFORMATION

The following table reflects information for our equity compensation plans as of December 31, 2012.

Update	(a) Number of Securities to Be Issued upon Exercise of Outstanding Options, Warrants and Rights		(b) Weighted Average Exercise Price Of Outstanding Options, Warrants and Rights		(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category
Equity compensation plans approved by security holders	4,205,131	(1)	$2.14	(2)	1,898,889

____________________

(1)	Represents stock options to purchase shares of common stock.
(2)	Calculated based on the exercise price of the 4,205,131 stock options in equity compensation plans approved by security holders. The Company no longer has any outstanding awards under the 2000 Stock Option Plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of the Common Stock of the Company as of the Record Date for (i) each person who is known by the Company to own beneficially more than 5% of the Common Stock, (ii) each of the Company’s directors, (iii) each of the Named Executive Officers, (as defined under the caption “Executive Compensation” below) and (iv) all directors and Named Executive Officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of January 1, 2013 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.

Name(1)	Number of Shares Beneficially Owned	Percentage(2)
Mario Ciampi	39,652	*
Michael Helfand	17,335	*
Kara B. Jenny	254,314(3)	*
Habib Kairouz(24)	16,581(25)	*
Martin Miller	21,023(5)(6)	*
Joseph C. Park(7)	309,375(8)	*
Scott Erdman	50,000	*
Melissa Payner-Gregor(7)	--(9)	*
Anthony Plesner	18,080	*
Andrew Russell	79,746(10)	*
Denise Seegal	96,228(11)	*
David Wassong(12)	27,153(13)	*
Quantum Industrial Partners LDC	6,514,156(14)(15)	22.5%

George Soros	6,526,073(16)	22.5%
Prentice Consumer Partners, LP(17)	3,848,149(18)(19)	13.1%
Prentice Capital Management, LP(17)	3,848,149(18)(19)	13.1%
Michael Zimmerman(17)	3,848,149(18)	13.1%
Maverick Fund, L.D.C.(20)	1,609,670(21)	5.6%
Maverick Fund II, LTD.(20)	1,404,638(22)	4.9%
Maverick Fund USA LTD.(20)	709,589(23)	2.5%
Funds Affiliated with Rho Ventures	13,872,518(24)	44.9%
All Directors and Named Executive Officers as a group (11 persons)	15,701,763	48.6%

*	Less than 1%.
(1)	Except as otherwise indicated, the address of each of the individuals listed is c/o Bluefly, Inc., 42 West 39th Street, New York, New York 10018.
(2)	Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock issuable upon the exercise of options or warrants currently exercisable or exercisable within 60 days of April 10, 2012 are deemed outstanding for computing the percentage ownership of the person holding such options or warrants but are not deemed outstanding for computing the percentage ownership of any other person.
(3)	Includes 185,563 shares of Common Stock issuable upon the exercise of options granted under our 1997 Stock Plan, 2000 Stock Plan and 2005 Stock Incentive Plan (which we refer to in this Proxy Statement as the Plans).
(4)	Rho Capital Partners LLC and RMV VI, LLC (which we refer to in this Proxy Statement as RMV) are Delaware limited liability companies. Rho is a Delaware limited partnership. Rho is a private investment fund engaged in the business of acquiring, holding and disposing of investments in various companies. RMV is the general partner of Rho. Rho Capital Partners LLC is the managing member of RMV. Messrs. Habib Kairouz, Joshua Ruch and Mark Leschly are the managing members of Rho Capital Partners LLC. Each of Messrs. Kairouz, Ruch and Leschly disclaims beneficial ownership of any of these securities held by Rho Capital Partners LLC, RMV and Rho, except to the extent of their pecuniary interest therein. The address of Rho Capital Partners LLC, RMV and Rho is 152 West 57th Street, 23rd Floor, New York, NY 10019. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the SEC.
(5)	Includes 300 shares of Common Stock held by Madge Miller, the wife of Martin Miller, as to which Mr. Miller disclaims beneficial ownership.
(6)	Includes 17,801 shares of Common Stock issuable upon the exercise of options granted under the Plans.
(7)	On February 2, 2012, Joseph C. Park, previously the Company’s Chief Operating Officer, was promoted to Chief Executive Officer replacing Melissa Payner-Gregor, who resigned as Chief Executive Officer on such date.
(8)	Represents 309,375 shares of Common Stock issuable upon the exercise of options granted under the Plans.
(9)	All options expired on February 2, 2013.
(10)	Represents 79,746 shares of Common Stock issuable upon the exercise of options granted under the Plans.
(11)	Represents 96,228 shares of Common Stock issuable upon the exercise of options granted under the Plans.
(12)	Mr. Wassong’s address is c/o Soros Fund Management LLC, 888 Seventh Avenue, 33rd floor, New York, New York 10106. Mr. Wassong disclaims beneficial ownership of the shares of Common Stock beneficially owned by George Soros, SFM and QIP and none of such shares are included in the table above as being beneficially owned by him.
(13)	Includes 27,153 shares of Common Stock issuable upon the exercise of options granted under the Plans. Certain of the options are held for the benefit of QIP.
(14)	Represents 6,480,070 shares of Common Stock and 34,086 shares of Common Stock issuable upon the exercise of warrants (which we refer to in this Proxy Statement as the QIP Shares) held in the name of QIP. The number of shares beneficially owned by QIP does not include the options held by Mr. Wassong held for the benefit of QIP. See note (14).
(15)	QIP is an exempted limited duration company formed under the laws of the Cayman Islands with its principal address at Kaya Flamboyan 9, Willemstad, and Curacao. QIH Management Investor, L.P. (which we refer to in this Proxy Statement as QIHMI), an investment advisory firm organized as a Delaware limited partnership, is a minority stockholder of, and is vested with investment discretion with respect to portfolio assets held for the account of QIP. The sole general partner of QIHMI is QIH Management LLC, a Delaware limited liability company (which we refer to in this Proxy Statement as QIH Management). Soros Fund Management LLC, a Delaware limited liability company, is the sole managing member of QIH Management. Mr. Soros may be deemed to have shared voting power and sole investment power with respect to the QIP Shares. Accordingly, each of QIP, QIHMI, QIH Management, Soros Fund Management LLC and Mr. Soros may be deemed to be the beneficial owners of the QIP Shares. Each has their principal office at 888 Seventh Avenue, 33rd Floor, New York, New York 10106. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the SEC.
(16)	See notes (14) and (15) above. The number of shares beneficially owned by Mr. Soros does not include the options held by Mr. Wassong held for the benefit of QIP. See note (14). In addition, Mr. Soros directly holds 11,754 shares of Common Stock and 163 shares of Common Stock issuable upon the exercise of warrants.

(17)	The address of each of Prentice Consumer Partners, LP, Prentice Capital Management, LP and Michael Zimmerman is 33 Benedict Place, 2nd Floor, Greenwich, CT 06830.
(18)	Prentice Capital Management, LP has investment and voting power with respect to the securities held by Prentice Consumer Partners, LP. Mr. Michael Zimmerman is the managing member of the general partner of Prentice Capital Management, LP. Each of Prentice Capital Management, LP and Mr. Zimmerman disclaim beneficial ownership of any of these securities, except to the extent of their pecuniary interest therein.
(19)	Consists of 3,371,959 shares held by Prentice Consumer Partners, LP (see note (8) above). Prentice Capital Management, LP has investment and voting power with respect to these securities. Mr. Zimmerman is the managing member of the general partner of Prentice Capital Management, LP. Each of Prentice Capital Management, LP and Mr. Zimmerman disclaim beneficial ownership of any of these securities, except to the extent of their pecuniary interest therein.
(20)	Maverick Capital, Ltd. is an investment adviser registered under Section 203 of the Investment Advisers Act of 1940 and, as such, has beneficial ownership of the shares held by Maverick USA, Maverick Fund and Maverick Fund II through the investment discretion it exercises over these accounts. Maverick Capital Management, LLC is the General Partner of Maverick Capital, Ltd. Lee S. Ainslie III is the manager of Maverick Capital Management, LLC who possesses sole investment discretion pursuant to Maverick Capital Management, LLC’s regulations. The address of Maverick Capital, Ltd. and Maverick Capital Management, LLC is 300 Crescent Court, 18th Floor, Dallas, TX 75201; and the address of each of Lee S. Ainslie III, Maverick Fund, Maverick Fund II and Maverick USA is c/o Maverick Capital, Ltd., 300 Crescent Court, 18th Floor, Dallas, TX 75201.
(21)	Represents 1,601,113 shares of Common Stock, 8,557 shares of Common Stock issuable upon the exercise of warrants held by Maverick Fund, LDC.
(22)	Represents 1,397,171 shares of Common Stock, 7,467 shares of Common Stock issuable upon the exercise of warrants held by Maverick Fund II, LTD.
(23)	Represents 705,817 shares of Common Stock and 3,772 shares of Common Stock issuable upon the exercise of warrants held by Maverick USA, LTD.
(24)

Includes 1,496,164 shares of Common Stock issuable upon conversion of the Rho Note upon exercise of the Conversion Right as of August 31, 2012 (inclusive of accrued interest as of such date) as described in this Information Statement. The Rho Notes may also become convertible into securities of the Company as may be issued in connection with any Subsequent Round of Financing as described in this Information Statement. The number and type of such securities cannot be determined at this time. The amount shown in the above table also includes 476,190 shares of Common Stock issuable upon exercise of the Rho Warrant as described in this Information Statement. Rho Capital Partners LLC and RMV VI, LLC (which we refer to in this Information Statement as RMV) are Delaware limited liability companies. Rho is a Delaware limited partnership. Rho is a private investment fund engaged in the business of acquiring, holding and disposing of investments in various companies. RMV is the general partner of Rho. Rho Capital Partners LLC is the managing member of RMV. Messrs. Habib Kairouz, Joshua Ruch and Mark Leschly are the managing members of Rho Capital Partners LLC. Each of Messrs. Kairouz, Ruch and Leschly disclaims beneficial ownership of any of these securities held by Rho Capital Partners LLC, RMV and Rho, except to the extent of their pecuniary interest therein. The address of Rho Capital Partners LLC, RMV and Rho is 152 West 57th Street, 23rd Floor, New York, NY 10019. The foregoing information was derived, in part, from certain publicly available reports, statements and schedules filed with the SEC.

(25)

Includes 14,706 shares of Common Stock issuable upon exercise of options granted under the Plans, 1,496,164 shares of Common Stock issuable upon conversion of the Rho Note upon exercise of the Conversion Right as of August 31, 2012 (inclusive of accrued interest as of such date) as described in this Information Statement and 476,190 shares of Common Stock issuable upon exercise of the Rho Warrant as described in this Information Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PERSON TRANSACTIONS

Review and Approval of Related Person Transactions

Our Code of Ethics and Standards of Business Conduct applies to all directors and employees (including our named executive officers). Under the Code of Ethics and Standards of Business Conduct, all employees are required to take all reasonable efforts to identify actual or potential conflicts of interest between Company interests and their personal or professional relationships and to bring such conflicts to the attention of our counsel. Members of the Board who have any personal interest in a transaction upon which the Board passes are required to disclose such interest to the other directors and to recuse themselves from participation in any decision in which there is a conflict between their personal interests and our interests.

Our Audit Committee reviews any related party transaction and transactions involving conflicts of interest with officers and directors whenever possible in advance of the creation of such transaction or conflict, unless either the Compensation Committee or a another committee of the Board, consisting of independent directors has previously reviewed such transaction.

Related Person Transactions

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

In connection with the issuance of the Notes, the Company also issued warrants, having a term of seven years, to purchase 476,190 shares of the Company’s common stock  to each of Rho and Prentice at a price equal to $1.05 per share, which represents the fair market value of the Common Stock on the Closing Date.

The terms of the transaction were negotiated and approved by a Special Committee of the Company’s Board of Directors consisting of independent directors.

We are not aware of any other transactions since the beginning of our last fiscal year or any proposed transactions in which the Company was or is a party, in which the amount involved exceeded $120,000 and in which a director, director nominee, executive officer, holder of more than 5% of our Common Stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest.

Item 14. Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTANTS

The Audit Committee has selected WeiserMazars LLP (which we refer to in this Proxy Statement as WeiserMazars) as the independent registered public accounting firm for the fiscal year ending December 31, 2012. The Company’s consolidated financial statements for the 2012 fiscal year were audited by WeiserMazars.

A representative from WeiserMazars will be present at the meeting, will be provided the opportunity to make a statement if he or she desires to do so, and will be available to respond to appropriate questions from stockholders.

Audit Fees

The aggregate fees billed for professional services rendered by WeiserMazars for the audit of the Company’s annual consolidated financial statements, including the reviews of the Company’s unaudited interim financial information included in its quarterly reports on Form 10-Q, for fiscal 2012 and 2011 was approximately $312,000 and $341,000, respectively.

Audit Related Fees

The aggregate fees billed for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements for fiscal 2012 and 2011 was approximately $8,000 and $7,000, respectively.

Audit-related fees consist of consultation with management as to the accounting or disclosure treatment on certain transactions or events.

WeiserMazars did not bill the Company for professional services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s consolidated financial statements during fiscal 2010.

Tax Fees

The aggregate fees billed for professional services rendered to the Company during fiscal 2012 and 2011 by WeiserMazars for tax compliance, tax advice or tax planning was approximately $-0- and $2,000, respectively.

Fees for tax services consist of tax training and tax return preparation services.

Other Fees

WeiserMazars did not bill the Company for any other professional services rendered during fiscal 2012 and 2011 other than those described above.

Audit Committee Pre-Approval Policies

The Company’s policy is that, before WeiserMazars is engaged by the Company to render audit or non-audit services, the engagement is approved by the Audit Committee.

Item 15. Exhibits, Financial Statements and Schedules

List of Exhibits. The following is a list of exhibits filed as a part of this Annual Report on Form 10-K/A.

Exhibit Number		Exhibit Title

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Indicates filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 1, 2013

Bluefly, Inc.

By:	/s/ Joseph C. Park
Joseph C. Park
Chief Executive Officer

EXHIBIT INDEX

Exhibit Number		Exhibit Title

31.1*	—	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	—	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

