Form 10-Q
period 2013-03-31
BLUEFLY INC
filed 2013-05-17
CIK 1030896

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

____________________

FORM 10-Q

____________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

As of May 15, 2013, there were 28,598,933 shares of Common Stock, $.01 par value, of the registrant outstanding.

BLUEFLY, INC.

TABLE OF CONTENTS

MARCH 31, 2013

		PAGE
PART I –	FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Consolidated Balance Sheets as of March 31, 2013 (unaudited)	3
	and December 31, 2012

	Consolidated Statements of Operations for the three months ended	4
	March 31, 2013 and 2012 (unaudited)

	Consolidated Statements of Changes in Stockholders’ Equity for the	5
	three months ended March 31, 2013 (unaudited)

	Consolidated Statements of Cash Flows for the three months ended	6
	March 31, 2013 and 2012 (unaudited)

	Notes to Consolidated Financial Statements (unaudited)	7 – 16

Item 2.	Management’s Discussion and Analysis of Financial Condition	16 – 21
	and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II –	OTHER INFORMATION	23

Item 5.	Other Information	23

Item 6.	Exhibits	23

Signatures		24

Part I – FINANCIAL INFORMATION

Item 1. – Financial Statements

BLUEFLY, INC.

CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$--	$1,283,000
Restricted cash securing letters of credit	4,635,000	4,635,000
Accounts receivable, net	1,695,000	2,433,000
Inventories, net	16,203,000	20,521,000
Prepaid expenses and other current assets	1,061,000	1,412,000
Total current assets	23,594,000	30,284,000

Property and equipment, net	5,235,000	5,714,000
Other assets, net	508,000	545,000

Total assets	$29,337,000	$36,543,000

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving credit facility, expiring November 2015	$4,551,000	$5,311,000
Accounts payable	14,349,000	13,722,000
Allowance for sales returns	1,700,000	2,081,000
Accrued expenses and other current liabilities	1,606,000	2,720,000
Deferred revenue	2,850,000	4,381,000
Embedded derivative financial liability to related party stockholders	250,000	379,000
Notes and interest payables to related party stockholders, net of discount	2,861,000	2,599,000
Total current liabilities	28,167,000	31,193,000

Deferred rent liability	420,000	413,000

Total liabilities	28,587,000	31,606,000

Commitments and contingencies (Note 8)

Stockholders’ equity:
Bluefly, Inc. stockholders’ equity:
Preferred stock - $0.01 par value; 1,000,000 shares authorize and none issued or
outstanding	--	--
Common stock– $.01 par value; 50,000,000 shares authorized as of March 31, 2013 and December 31, 2012, respectively; 28,937,311 shares issued and 28,598,933 shares outstanding as of March 31, 2013 and December 31, 2012, respectively	286,000	286,000
Treasury stock	(1,824,000)	(1,824,000)
Additional paid-in capital	193,827,000	193,574,000
Accumulated deficit	(191,539,000)	(187,099,000)
Total stockholders’ equity	750,000	4,937,000
Total liabilities and stockholders’ equity	$29,337,000	$36,543,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net sales	$19,794,000	$24,266,000
Cost of sales	15,813,000	20,521,000
Gross profit	3,981,000	3,745,000

Selling and fulfillment expenses	4,708,000	5,458,000
Marketing expenses	1,231,000	2,578,000
General and administrative expenses	2,035,000	3,541,000
Total operating expenses	7,974,000	11,577,000

Operating loss	(3,993,000)	(7,832,000)

Interest expense to related-party stockholders	(222,000)	--
Other interest expense and other income, net	(225,000)	(72,000)

Net loss	(4,440,000)	(7,904,000)

Less: Net loss attributable to non-controlling interest in Eyefly LLC	--	(34,000)

Net loss attributable to Bluefly, Inc. stockholders	$(4,440,000)	$(7,870,000)

Basic and diluted net loss per common share
attributable to Bluefly, Inc. stockholders	$(0.16)	$(0.28)

Weighted average common shares outstanding
(basic and diluted)	28,576,612	28,523,237

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock
	$.01 Par Value		Treasury Stock		Additional			Total
	Number of		Number of		Paid-in	Accumulated	Noncontrolling	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Interest	Equity
Balance at December 31, 2012	28,598,933	$286,000	338,398	$(1,824,000)	$193,574,000	$(187,099,000)	$-	$4,937,000

Stock-based compensation	-	-	-	-	253,000	-	-	253,000

Net loss	-	-	-	-	-	(4,440,000)	-	(4,440,000)

Balance at March 31, 2013	28,598,933	$286,000	338,398	$(1,824,000)	$193,827,000	$(191,539,000)	$-	$750,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

BLUEFLY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,440,000)	$(7,904,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expenses	820,000	667,000
Provisions for returns	(381,000)	381,000
Bad debt expense	96,000	129,000
Reserve for inventory obsolescence	(300,000)	(562,000)
Stock-based compensation expense	253,000	975,000
Deferred rent expense	7,000	12,000
Amortization expense related to warrants issued to third-party	--	150,000
Amortization of discount on notes payable to related-party stockholders	212,000	--
Change in fair value of embedded derivative financial liability to
related-party stockholders	(129,000)	--
Change in operating assets and liabilities:
(Increase) decrease in:
Accounts receivable	642,000	411,000
Inventories	4,618,000	5,186,000
Prepaid expenses and other current assets	319,000	1,562,000
Other assets	--	220,000
Increase (decrease) in:	--
Accounts payable	627,000	(68,000)
Accrued expenses and other current liabilities	(1,114,000)	(1,481,000)
Interest payable to related-party stockholders	50,000	--
Deferred revenue	(1,531,000)	(405,000)
Net cash used in operating activities	(251,000)	(727,000)

Cash flows from investing activities:
Purchases of property and equipment	(272,000)	(1,166,000)
Net cash used in investing activities	(272,000)	(1,166,000)

Cash flows from financing activities:
Borrowings under revolving credit facility	17,555,000	--
Repayments under revolving credit facility	(18,315,000)	--
Net cash provided by financing activities	(760,000)	--
Net decrease in cash and cash equivalents	(1,283,000)	(1,893,000)
Cash and cash equivalents – beginning of period	1,283,000	4,413,000
Cash and cash equivalents – end of period	$--	$2,520,000

Supplemental disclosure of cash flow information:
Cash paid during the period for interest expense	$171,000	$65,000
Cash paid during the period for interest expense to related-party stockholders	$58,000	$--
Supplemental disclosure of non-cash financing disclosure of cash flow information:
Issuance of common stock for asset acquisition	$--	$600,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

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

On January 3, 2012, the Company formed a new wholly-owned subsidiary EVT Acquisition Co., LLC, a New York limited liability company (“EVT”), in connection with the Company’s acquisition of assets. See Note 5 – Acquisition for additional information.

The Company operates in one business segment and has no operations outside the United States. International net sales for the period March 31, 2013 and 2012 represented 5.6% and 6.1%, respectively, of total net sales.

NOTE 2 – BASIS OF PRESENTATION, LIQUIDITY AND MANAGEMENT’S PLAN

These Consolidated Financial Statements (unaudited) have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information.  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting only of normal recurring adjustments) considered necessary for fair presentation of results for the interim periods have been reflected in these Consolidated Financial Statements (unaudited), and the presentations and disclosures herein are adequate when read in conjunction with the Audited Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2012 and Auditor’s Report, which included an explanatory paragraph reporting a going concern.

Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the entire year. The Unaudited Consolidated Financial Statements include the accounts and operations of Bluefly, Inc. and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The Consolidated Financial Statements contemplate continuation of the Company as a going concern. The Company has sustained cumulative net losses and negative cash flows from operations since inception. As of March 31, 2013, the Company had an accumulated deficit of $191,539,000 and incurred a net loss attributable to Bluefly, Inc. stockholders of $4,440,000 for the three months ended March 31, 2013.

The Company is currently in active discussions regarding a strategic transaction under the direction of a special committee consisting of independent members of the Board of Directors, together with the assistance of an independent financial advisor (“Proposed Strategic Transaction”).  The Company expects that the consideration payable to shareholders of the Company will be minimal. We currently have sufficient funds from operations and from our Credit Facility  to support our operations until the anticipated closing of the Proposed Strategic Transaction. Management believes that the Proposed Strategic Transaction, if and when consummated, will provide the necessary liquidity to support the working capital needs of the Company and eliminate the factors that resulted in the going concern uncertainty.  There can be no assurance that the Proposed Strategic Transaction can be consummated.

If the Company is unable to complete the Proposed Strategic Transaction or an alternative strategic transaction, or to secure additional financing to fund our operations, the Company will not be able to sustain its operations. The Company has implemented certain cost containment measures, which includes reduction in workforce and overhead, and delaying payments to suppliers.

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

Revenue recognition

The Company recognizes revenue when the earnings process is completed, and revenue is measurable. Gross sales consist primarily of revenue from product sales and shipping and handling charges and are net of promotional discounts and sales-based taxes assessed by governmental authorities that are imposed on sales transactions. Net sales represent gross sales, less provisions for returns and credit card chargebacks.

Gross sales are recognized when all the following criteria are met (1) a customer executes an order, (2) the product price and the shipping and handling fee have been determined, (3) credit card authorization has occurred and collection is reasonably assured, and (4) the product has been shipped and received by the customer.

Deferred revenue (which consists primarily of goods shipped to customers, but not yet received, and customer credits) totaled approximately $2,850,000 and $4,381,000 as of March 31, 2013 and December 31, 2012, respectively, which are presented as Current liabilities in the Consolidated Balance Sheets.

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

Provisions for sales returns and doubtful accounts

The Company generally permits returns for up to 40 days from the date of sale. The Company performs credit card authorizations and checks the verifications of its customers prior to shipment of the merchandise. Accordingly, the Company establishes a reserve for estimated future sales returns and allowance for doubtful accounts at the time of shipment based primarily on historical data. Accounts receivable (which represents billed credit card transactions in process to be collected and a trade receivable (discussed further below) is presented in the Consolidated Balance Sheets net of the allowance for doubtful accounts.

Stock-based compensation expenses

The Company’s Board of Directors has adopted three stock-based employee compensation plans, one in April 2005, one in July 2000 (which expired in December 2012) and one in May 1997 (collectively, the “Plans”). The Plans, which provide for the granting of restricted stock awards, deferred stock unit awards, stock option awards, and other equity and cash awards, were adopted for the purpose of encouraging key employees, consultants and directors who are not employees to acquire a proprietary interest in the growth and performance of the Company, and are similar in nature. Vesting terms for restricted stock generally range from three months to one year, while deferred stock unit awards vest every three months over a period of one to three years. Stock option awards are granted in terms not to exceed ten years and become exercisable as specified when the option is granted and vesting terms range from immediately to a ratable vesting period of four years. As of March 31, 2013, the Plans have an aggregate balance of 1,153,103 shares available for future issuance.

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

Diluted net loss per common share attributable to Bluefly, Inc. stockholders is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the “treasury stock” method for stock option awards, warrants, restricted stock awards, deferred stock unit awards, and the “if-converted” method for the Rho Notes. Due to the Company’s net losses for the periods presented, (i) stock option awards and warrants to purchase shares of Common Stock (ii) restricted stock awards that have not yet vested and (iii) Rho Notes convertible into shares of Common Stock were not included in the computation of diluted loss per common share attributable to Bluefly, Inc. stockholders, as the effects would be anti-dilutive.

Cash and cash equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company’s cash and cash equivalents are placed and maintained with financial institutions that it believes are of high credit quality. However, the Company’s cash and cash equivalents are potentially exposed to concentration of credit risk in the event of default by financial institutions to the extent that cash balances with financial institutions are in excess of insured limits. At March 31, 2013, the Company reclassed overdraft amounts of approximately $26,000 to the Revolving Credit Facility.

Restricted cash

As of March 31, 2013, the Company had $4,635,000 in restricted cash, which has been funded by and deducted against the availability of the Company’s revolving Credit Facility that was held as cash collateral against the Company’s outstanding letters of credit issued, and outstanding under its previous credit facility with Wells Fargo Retail Finance, LLC (“Wells Fargo”).

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

Website development costs

Website development costs, which consist primarily of external direct costs, relate to the Company’s Websites. All costs incurred by the Company related to the development phase, including costs incurred for enhancements that are expected to result in additional new functionality, are capitalized. Such costs are amortized on a straight-line basis over 36 months. All costs related to the planning and post-implementation phase, including training and maintenance are expensed as incurred. Capitalized costs related to website development are included in Property and equipment, net in the Company’s Consolidated Balance Sheets.

Long-lived assets

The Company’s policy is to evaluate long-lived assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. This evaluation is based on a number of factors, including expectations for future operating income and undiscounted cash flows that will result from the use of such assets. The Company has not identified any such impairment of its long-lived assets at March 31, 2013 and 2012.

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

NOTE 4 – FAIR VALUE

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

Level 1 - Quoted prices in active markets for identical assets or liabilities

Level 2 - Quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 - Inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

In connection with the Embedded Derivative in the Rho Notes discussed below in Note 6 – 2012 Financing, the Company evaluates the fair value measurement of the Embedded Derivative on a recurring basis to determine the appropriate fair value level to classify the Embedded Derivative at each reporting period. This determination requires significant estimates and judgments by the Company. The following table sets forth the Company’s liabilities that were measured at fair value as of March 31, 2013, by level within the fair value hierarchy:

		Quoted Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	March 31, 2013	(Level 1)	(Level 2)	(Level 3)

Liabilities:

Embedded derivative financial liability to related
party stockholders	$250,000	$--	$250,000	$--

Total embedded derivative financial liability to
related party stockholders	$250,000	$--	$250,000	$--

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

At December 31, 2012, the Acquired Intangible Assets were deemed to be impaired and the fair value was determined to be zero (Level 3 in the fair value hierarchy) due to the Company’s potential inability to meet its obligations under the terms and conditions of the contract given the Company’s current limited financial resources.

For the year ended December 31, 2012, the Company recorded $383,000 of impairment loss in total amortization expense in the Consolidated Statement of Operations related to the Acquired Intangible Assets.

NOTE 6 – 2012 FINANCING

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

The Notes contain a financial covenant in which the Company is to maintain current assets in excess of $20,000,000 including cash and cash equivalents, accounts receivable, inventories (which includes prepaid inventory), prepaid expenses and other current assets (the “Financial Covenant”). In the event that the Company does not maintain this Financial Covenant, the outstanding principal and accrued interest expense of the Notes shall be accelerated and automatically become due and payable. In the event we are unable to complete the proposed strategic transaction; there can be no assurance that we will remain in compliance with the Financial Covenant.

In connection with the issuance of the Notes, the Company incurred approximately $127,000 of debt issuance costs (“Deferred Financing Costs”), which primarily consisted of legal and other professional fees. These Deferred Financing Costs were deferred and are being amortized to interest expense to related party stockholders over the term of the Notes. The Deferred Financing Costs are recorded within Other Current Assets in the Company’s Consolidated Balance Sheet.

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

The Company also remeasures the fair value of the Embedded Derivative at each reporting date. Any change in fair value is recorded as part of interest expense to related party stockholders in the Company’s Consolidated Statements of Operations.

The assumptions used at March 31, 2013 are as follows:

Risk-free interest rate	0.11%
Expected life (in years)	0.37
Dividend yield	0.00%
Expected volatility	125.92%

As of March 31, 2013, the Company’s Notes and interest payable to related party stockholders, net consists of the following:

Notes payable to related party stockholders	$3,000,000
Unamortized discount on notes payable to related party stockholders	(318,000)
Total notes payable to related party stockholders, net	2,682,000

Interest payable to related party stockholders	180,000

Total notes and interest payable to related party stockholders, net	$2,862,000

For the three months ended March 31, 2013, the Company recognized interest expense in connection with the Notes, including changes in fair value of the Embedded Derivative and amortization of the debt discount, which were included in total interest expense to related party stockholders in the Consolidated Statements of Operations, as follows:

Amortization of discount on notes payable to related party stockholders	$212,000
Appreciation in fair value of embedded derivative financial liability to related party stockholders	(129,000)
Interest expense to related party stockholders	107,000
Amortization expense of deferred financing costs	32,000

Total interest expense to related party stockholders	$222,000

Costs incurred in connection with the Company's financing activities are deferred and amortized over the terms of the related agreements using the straight-line method. During 2012, we deferred approximately $127,000 and $432,000 relating to the August 2012 financing, and the new revolving credit facility with Wells Fargo Capital Finance, and Salus Capital Partners, LLC, respectively. Amortization of these costs, which is recognized in other interest expense and other income, net, in the accompanying consolidated statements of operations, totaled approximately $32,000 for the three months ended March 31, 2013. Deferred financing costs, net of accumulated amortization, included in other assets, net, amounted to approximately $47,000 as of March 31, 2013.

NOTE 7 – REVOLVING CREDIT FACILITY FINANCING AGREEMENT

On November 13, 2012, the Company entered into a new three-year revolving credit facility, expiring November 2015 (“Credit Facility”) with Salus Capital Partners, LLC (“Salus”) collateralized by all assets of the Company. The Credit Facility refinanced the Company’s previous credit facility with Wells Fargo. Pursuant to the terms of the Credit Facility, Salus provides the Company with a revolving credit facility and facilitates the issuance of letters of credit in favor of suppliers or factors.

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

As of March 31, 2013, maximum total availability under the Credit Facility was approximately $5.0 million, of which $4.6 was outstanding, leaving approximately $0.4 million available for further borrowings.

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

For the three months ended March 31, 2013, the Company paid approximately $135,000 in interest expense and fees under the Credit Facility.

The Credit Facility was amended on April 11, 2013 to modify certain borrowing availability formulas for sixty days, which increased borrowing availability by up to $650,000. The Company paid a $100,000 fee in connection with the amendment. Salus also waived covenant violations caused by the late delivery of 2012 audited financial statements and the explanatory paragraph regarding a going concern uncertainty contained in the auditor’s unqualified opinion for such financial statements.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

The Company’s commitment and contingencies associated with marketing contracts, lease obligations, and employment agreements did not change materially from that disclosed in the Form 10-K filing for the year ended December 31, 2012.

NOTE 9 – STOCK-BASED COMPENSATION

Authoritative guidance relating to stock-based compensation requires the Company to measure compensation cost for stock awards at fair value and recognize compensation over the service period for awards expected to vest. Total stock-based compensation expense recorded in the Consolidated Statements of Operations was $253,000 and $975,000 for the three months ended March 31, 2013 and 2012, respectively.

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

The following table summarizes the Company’s stock option award activity:

		Weighted Average
	Number of	Exercise Price
	Shares	Per Share
Balance at December 31, 2012	4,205,881	$2.11
Options granted	293,500	$0.75
Options cancelled	(171,947)	$1.80
Options expired	(1,088,689)	$3.27
Options exercised	--	$--
Balance at March 31, 2013	3,238,745	$1.74

There were 293,500 stock option awards granted during the first quarter of 2013. At March 31, 2013, there was no aggregate intrinsic value of the fully vested stock option awards and the weighted average remaining contractual life of the stock option awards was approximately eight years. The Company did not capitalize any compensation cost, or modify any of its stock option awards during the first quarter of 2013. There were no stock option exercises and no cash was used to settle equity instruments granted under the Company’s equity incentive plans during the first quarter of 2013.

For the three months ended March 31, 2013 and 2012, the Company recognized expense of approximately $247,000 and $975,000, respectively, in connection with these awards.

Stock Option 1997 and 2000 Plans

On May 1, 2013, the 750 stock option awards outstanding in the 1997 Plan contractually expired and there were no remaining shares in the 2000 Plan.

Restricted Stock Awards

The following table is a summary of activity related to restricted stock awards for key employees at March 31, 2013:

		Weighted Average
	Restricted	Grant Date
	Stock	Fair Value
	Awards	(per share)
Balance at December 31, 2012	22,321	$1.12
Shares granted	--	$--
Shares forfeited	--	$--
Shares restriction lapses	--	$--
Balance at March 31, 2013	22,321	$1.12

Aggregate grant date fair value	$25,000

Vesting service period of shares granted	1 year

Number of shares vested during the three months ended March 31, 2013	--

Number of shares non-vested at March 31, 2013	22,321

For the three months ended March 31, 2013, the Company recognized expense of approximately $6,000 related to restricted stock awards. There were no restricted stock awards issued during the three months ended March 31, 2012 or outstanding as of March 31, 2012 and, accordingly, the Company did not recognize any expense related to restricted stock awards.

NOTE 10 – NET LOSS PER SHARE ATTRIBUTABLE TO BLUEFLY, INC. STOCKHOLDERS

Basic net loss per common share attributable to Bluefly, Inc. stockholders excludes dilution and is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period.

Diluted net loss per common share attributable to Bluefly, Inc. stockholders is computed by dividing net loss attributable to Bluefly, Inc. stockholders by the weighted average number of common shares outstanding for the period, adjusted to reflect potentially dilutive securities using the treasury stock method for stock option awards, warrants, restricted stock awards, deferred stock unit awards, and the if-converted method for the Rho Notes (as defined in Note 6 – 2012 Financing). Due to the Company’s net loss, (i) stock option awards and warrants to purchase shares of Common Stock (ii) restricted stock awards that have not yet vested and (iii) Rho Notes convertible into shares of Common Stock were not included in the computation of diluted loss per common share attributable to Bluefly, Inc. stockholders, as the effects would be anti-dilutive. Accordingly, basic and diluted weighted average shares outstanding are equal for the following periods presented:

	Three Months Ended
	March 31,
	2013	2012

Net loss attributable to Bluefly, Inc. stockholders	$(4,440,000)	$(7,870,000)

Weighted average common shares outstanding (basic)	28,576,612	28,523,237

Weighted average common shares outstanding (diluted)	28,576,612	28,523,237

NOTE 11 – NASDAQ COMPLIANCE

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

NOTE 12 – SUBSEQUENT EVENTS

Bonus Arrangement

On April 2, 2013, the special committee approved a bonus arrangement for Joseph Park, the Company’s Chief Executive Officer that had been recommended by the Company’s compensation committee. The bonus arrangement is intended to incentivize Mr. Park to secure the best possible price in any sale of the Company. Under the arrangement, Mr. Park will receive five per cent of the net proceeds, which would otherwise have been payable to the shareholders of the Company, of any transaction constituting a sale of the Company approved by the Board. The special committee reserved the right to make any determinations requiring the interpretation of the incentive, in its sole discretion.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Recent Developments

The Company is currently in active discussions regarding a strategic transaction under the direction of a special committee consisting of independent members of the Board of Directors, together with the assistance of an independent financial advisor (“Proposed Strategic Transaction”).  The Company expects that the consideration payable to shareholders of the Company will be minimal. We currently have sufficient funds to support our operations until the anticipated closing of the Proposed Strategic Transaction. Management believes that the Proposed Strategic Transaction, if and when consummated, will provide the necessary liquidity to support the working capital needs of the Company and eliminate the factors that resulted in the going concern uncertainty.  There can be no assurance that the Proposed Strategic Transaction can be consummated.

If the Company is unable to complete the Proposed Strategic Transaction or an alternative strategic transaction, or to secure additional financing to fund our operations, the Company will not be able to sustain its operations.

Our revolving credit facility with Salus Capital Partners, LLC (“Salus”) was amended on April 11, 2013 to modify certain borrowing availability formulas for sixty days. The amendment increased borrowing availability by up to $650,000. The Company paid a $100,000 fee in connection with the amendment. Salus waived covenant violations caused by the late delivery of 2012 audited financial statements and the going concern uncertainty paragraph contained in the Auditor’s Report for such financial statements.

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

During 2012, we embarked upon a new strategy that focuses on lowering our customer acquisition costs, increasing the lifetime value of our customers and increasing our return on invested capital. To increase our return on invested capital, we have focused on improving our inventory turns by being more competitive with our pricing. Subject to appropriate levels of working capital, management believes that these initiatives will take several additional quarters to materialize. During the three months ended March 31, 2013, this shift in strategy positively impacted gross profit margin percentages as compared to prior year. We continued to deliberately reduce inventory receipts from March 31, 2012 to March 31, 2013. This reduction contributed to a decrease in net sales whereby net sales for the three months ended March 31, 2013 declined by 18.4%, as compared to the three months ended March 31, 2012. However, while our net sales declined, we had $4.3 million less inventory than at December 31, 2012 and, therefore, we started seeing improvements in our returns on invested capital related to inventory.

Our net sales decreased by approximately 18.4% to $19,794,000 for the three months ended March 31, 2013, from $24,266,000 for the three months ended March 31, 2012. Our gross margin percentage increased to 20.1% for the three months ended March 31, 2013, from 15.4% for the three months ended March 31, 2012. Our gross profit increased by approximately 6.3% to $3,981,000 for the three months ended March 31, 2013, from $3,745,000 for the three months ended March 31, 2012. We incurred an operating loss of $3,993,000 for the three months ended March 31, 2013 as compared to an operating loss of $7,832,000 for the three months ended March 31, 2012. The decrease in operating loss for the three months ended March 30, 2013, as compared to the three months ended March 31, 2012, was primarily a result of an increase in gross profit and a decrease in total operating expenses.

As a percentage of net sales, selling and fulfillment expenses increased to 23.8% or $4,708,000 for the three months ended March 31, 2013, compared to 22.5% or $5,458,000 for the three months ended March 31, 2012. General and administrative expenses decreased to 10.3% or $2,035,000 for the three months ended March 31, 2013, compared to 14.6% or $3,541,000 for the three months ended March 31, 2012.

Total marketing expenses (including staff related costs) as a percentage of net sales decreased to 6.2% or $1,231,000 for the three months ended March 31, 2013, compared to 10.6% or $2,578,000 for the three months ended March 31, 2012. Total marketing expenses (excluding staff related costs) decreased to $1,231,000 for the three months ended March 31, 2013 from $2,578,000 for the three months ended March 31, 2012. Marketing expenses (excluding staff related costs) decreased primarily as a result of a decrease in offline marketing expenditures related to television advertising and as a result of the reduction in certain online marketing expenditures.

Our reserve for returns and credit card chargebacks decreased to 33.4% of gross sales for the first quarter of 2013 compared to 35.3% for the first quarter of 2012. The decrease was primarily caused by a reduction in our return rate, however, there can be no assurance that this trend will continue in the future.

At March 31, 2013, we had an accumulated deficit of $191,539,000. The net losses and accumulated deficit resulted primarily from operating losses including, but not limited to, the costs associated with the strategic change in our product mix and sales incentives, decreases in average over size, selling products at lower gross margin percentages, and to a lesser extent, the non-cash effects of equity-linked instruments previously issued.

Results Of Operations

For The Three Months Ended March 31, 2013 Compared To The Three Months Ended March 31, 2012.

The following table sets forth our Consolidated Statements of Operations data for the three months ended March 31. All data is in thousands except as indicated below:

	2013		2012
		As a % of		As a % of
		Net Sales		Net Sales

Net sales	$19,794	100.0	$24,266	100.0
Cost of sales	15,813	79.9	20,521	84.6
Gross profit	3,981	20.1	3,745	15.4

Selling and fulfillment expenses	4,708	23.8	5,458	22.5
Marketing expenses	1,231	6.2	2,578	10.6
General and administrative expenses	2,035	10.3	3,541	14.6
Total operating expenses	7,974	40.3	11,577	47.7

Operating loss	(3,993)	(20.2)	(7,832)	(32.3)

Interest expense to related party stockholders	(222)	(1.1)	--	--
Other interest expense, net	(225)	(1.1)	(72)	(0.3)

Net loss	$(4,440)	(22.4)	$(7,904)	(32.6)

We also measure and evaluate ourselves against certain other key operational metrics. The following table, which excludes Eyefly, sets forth our actual results based on these other metrics for the three months ended March 31, as indicated below:

17

	2013	2012

Average order size (including shipping and handling)	$244.97	$242.58
New members added during the period*	137,025	489,181

*Based on unique email addresses

In addition to the financial statement items and metrics listed, which are non-GAAP financial measurements above, we also report gross sales, another non-GAAP financial measure. We define gross sales as the total dollar amount of orders received by customers (including shipping and handling) net of customer credits, but before any reserves are taken for returns or bad debt. We believe that the presentation of gross sales is useful to investors because (a) it provides an alternative measure of the total demand for the products sold by us and (b) it provides a basis upon which to measure the percentage of total demand that is reserved for both returns and bad debt. Management uses the gross sales measure for these same reasons.

Net sales: Gross sales for the three months ended March 31, 2013 decreased by approximately 20.7% to $29,716,000, from $37,461,000 for the three months ended March 31, 2012. For the three months ended March 31, 2013, we recorded a provision for returns and credit card chargebacks of $9,922,000, or approximately 33.4% of gross sales. For the three months ended March 31, 2012, the provision for returns and credit card chargebacks was $13,195,000, or approximately 35.2% of gross sales. The decrease in this provision as a percentage of gross sales resulted from a decrease in sales, and a decrease in return rate to 33.1% at March 31, 2013 from 35.2% at March 31, 2012. There can be no assurance that this trend will continue.

After the necessary provisions for returns, credit card chargebacks, our net sales for the three months ended March 31, 2013 were $19,794,000. This represents a decrease of approximately 18.4% compared to the three months ended March 31, 2012, in which net sales totaled $24,266,000.

Cost of sales: Cost of sales consists of the cost of product sold to customers, in-bound and out-bound shipping costs, inventory reserves, commissions and packing materials. Cost of sales for the three months ended March 31, 2013 was $15,813,000, resulting in a gross margin percentage of approximately 20.1%. Cost of sales for the three months ended March 31, 2012 was $20,521,000 resulting in a gross margin percentage of approximately 15.4%. Gross profit increased by approximately 4.7% to $3,981,000 for the three months ended March 31, 2013, compared to $3,745,000 for the three months ended March 31, 2012. The increase in both gross profit and gross margin percentage is attributable to the deliberate shift in our strategy discussed above as we increased inventory turns by being more competitive with our pricing and selling merchandise at closer to cost. In addition, cost of product decreased primarily as a result of a reduction of sales, as well as an increase in product margin.

Selling and fulfillment expenses: Selling and fulfillment expenses decreased by approximately 13.7% for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. Selling and fulfillment expenses include a total of $0 and $105,000 of costs related to Eyefly for the three months ended March 31, 2013 and 2012, respectively. The decrease in Selling and fulfillment is primarily attributable to the following: (a) Fulfillment costs – lower order volume, lower fulfillment and credit card fees (b) Ecommerce - decrease in personnel costs/photo shoot/temporary help costs (c) Technology – increase in depreciation expense and software support during the three months ended March 31, 2013.

Marketing expenses: Marketing expenses (including staff related costs) decreased by approximately 52.2% to $1,231,000 for the three months ended March 31, 2013, from $2,578,000 for the three months ended March 31, 2012. The decrease is primarily attributable to decreased customer acquisition costs.

Marketing expenses include expenses related to (a) online marketing programs, which consist of social media programs, online integration partnerships, paid search, and fees paid to marketing affiliates and comparison engines, (b) offline marketing programs, which consist of direct mail campaigns, television advertising and production costs, as well as (c) staff related costs. As a percentage of net sales, our marketing expenses decreased to 6.2% for the three months ended March 31, 2013 from 10.6% for the three months ended March 31, 2012.

General and administrative expenses: General and administrative expenses include merchandising, finance and administrative salaries and related expenses, insurance costs, accounting and legal fees, depreciation and other office related expenses. General and administrative expenses for the three months ended March 31, 2013 decreased to $2,035,000, as compared to $3,541,000 for the three months ended March 31, 2012. The decrease in general and administrative expenses was primarily the result of a decrease in severance costs.

As a percentage of net sales, general and administrative expenses for the three months ended March 31, 2013 decreased to 10.3%, from 14.6% for the three months ended March 31, 2012.

Loss from operations: For the three months ended March 31, 2013, we incurred an operating loss of $3,993,000, compared to an operating loss of $7,832,000 for the three months ended March 31, 2012.

Interest expense to related party stockholders: Interest expense to related party stockholders for the three months ended March 31, 2013 was $222,000. Interest expense to related party stockholders consists of non-cash amortization expense of the discount relating to our outstanding notes issued to certain related parties in connection with the recent financing, non-cash changes in fair value of the embedded derivative, accrued interest expense and amortization expense related to deferred financing charges.

Other interest expense, net: Interest expense for the three months ended March 31, 2013 increased to approximately $225,000, compared to $72,000 for the three months ended March 31, 2012. Interest expense consists primarily of fees paid in connection with our financing facilities (as described further below).

We earned less than $1,000 in interest income for the three months ended March 31, 2013 and 2012. These amounts related primarily to interest income earned on our cash balances.

Net loss per share attributable to Bluefly, Inc. stockholders: Net loss per share attributable to Bluefly, Inc. stockholders decreased to $0.16 per share for the three months ended March 31, 2013, compared to $0.28 per share for the three months ended March 31, 2012. The decrease in net loss per share attributable to Bluefly, Inc. stockholders was primarily attributable to a decrease in our operating loss.

Liquidity And Capital Resources

General

At March 31, 2013, we had approximately zero in cash and cash equivalents compared to $1.3 million and $2.5 million at December 31, 2012 and March 31, 2012, respectively. As of March 31, 2013 we had availability under the Credit Facility of $0.4 million. Subsequently, we amended the Credit Facility, which increased our overall availability. (See Note 7 - Revolving Credit Facility Financing Agreement.) Working capital, which is computed as total current assets less total current liabilities and represents a measure of operating liquidity, at March 31, 2013 and December 31, 2012 was $(4.6) million and $(0.9) million, respectively. As of March 31, 2013, we had an accumulated deficit of approximately $191.5 million. We have incurred negative cash flows and cumulative net losses since inception.

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

The Company is currently in active discussions regarding a strategic transaction under the direction of a special committee consisting of independent members of the Board of Directors, together with the assistance of an independent financial advisor (“Proposed Strategic Transaction”).  The Company expects that the consideration payable to shareholders of the Company will be minimal. We currently have sufficient funds from operations and under our Credit Facility to support our operations until the anticipated closing of the Proposed Strategic Transaction. Management believes that the Proposed Strategic Transaction, if and when consummated, will provide the necessary liquidity to support the working capital needs of the Company and eliminate the factors that resulted in the going concern uncertainty.  There can be no assurance that the Proposed Strategic Transaction can be consummated.

If the Company is unable to complete the Proposed Strategic Transaction or an alternative strategic transaction, or to secure additional financing to fund our operations, the Company will not be able to sustain its operations. The Company has implemented certain cost containment measures, which includes reduction in workforce and overhead, and delaying payments to suppliers.

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

As of March 31, 2013, maximum total availability under the Credit Facility was approximately $5.0 million, of which $4.6 was outstanding at March 31, 2013, leaving approximately $0.4 million available for further borrowings.

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

Both availability under our Credit Facility and our operating cash flows are affected by the payment terms that we receive from suppliers and service providers, and the extent to which suppliers require us to provide credit support under our Credit Facility. In some instances, new vendors may require prepayments. We may make prepayments in order to open up these new relationships, or to gain access to inventory that would not otherwise be available to us. As of March 31, 2013, we had approximately $0.3 million of prepaid inventory in our Consolidated Balance Sheet, compared to $0.5 million as December 31, 2012.

The Credit Facility was amended on April 11, 2013 to modify certain borrowing availability formulas for a sixty day period. This amendment increased borrowing availability by up to $650,000. The Company paid a $100,000 fee in connection with the amendment. The interest rate payable under the facility was increased by one percent for sixty days and thereafter the rate will be the greater of (i) the prime rate plus 8.75% and (ii) 12.00%. Salus also waived covenant violations caused by the late delivery of 2012 audited financial statements and the explanatory paragraph regarding a going concern uncertainty contained in the auditor’s opinion for such financial statements. Salus has waived our going concern uncertainty at December 31, 2012 and increased our borrowing availability only through mid-June, 2013, after which we would need additional waivers and/or accommodations from Salus.

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

Refer to the consolidated financial statements within Note 6 – 2012 Financing for further details.

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

Special Note Regarding Forward Looking Statements

This report may include statements that constitute “forward-looking statements,” usually containing the words “believe,” “project,” “expect” or similar expressions. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements inherently involve risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. The risks and uncertainties are detailed from time to time in reports filed by the Company with the Securities and Exchange Commission, including Forms 8-K, 10-Q and 10-K. These risks and uncertainties include, but are not limited to, the following: the Company’s need for additional capital and dependence upon consummation of a strategic transaction to resolve its liquidity constraints; the risk of default by us under our credit facility and the consequences that might arise from us having granted a lien on substantially all of our assets under that agreement; the Company’s history of losses and anticipated future losses; the Company’s ability to realize benefits from new initiatives such as its members-only web site Belle and Clive; risks associated with the Company’s shift in strategy to emphasize inventory turns over product margin; the risks that our reduction in spending on offline marketing in favor of online methods will continue to be successful; risks associated with the continuing difficulties in the unfavorable general economic environment; risks associated with affiliates of Rho Ventures, LP, affiliates of Soros Fund Management, private funds associated with Maverick Capital Ltd. and affiliates of Prentice Capital Management, LP each owning a significant portion of our stock; the potential failure to forecast revenues and/or to make adjustments to our operating plans necessary as a result of any failure to forecast accurately; unexpected changes in fashion trends; cyclical variations in the apparel and e-commerce markets; risks associated with our dependence on certain concentration of suppliers for a material portion of our inventory; risks of litigation related to the sale of unauthentic or damaged goods and litigation risks related to sales in foreign countries; our potential exposure to product liability claims in the event that products sold by us are defective; the dependence on third parties and certain relationships for certain services, including our dependence on UPS and USPS (and the risks of a mail slowdown due to terrorist activity) and our dependence on our third-party web hosting, fulfillment and customer service centers; online commerce security risks; our ability to raise additional capital, if needed, to support the growth of our business; risks related to brand owners’ efforts to limit our ability to purchase products indirectly; management of potential growth; the competitive nature of our business and the potential for competitors with greater resources to enter the business; the availability of merchandise; the need to further establish brand name recognition; risks associated with our ability to handle increased traffic and/or continued improvements to our Web Sites; rising return rates; dependence upon executive personnel who do not have long-term employment agreements; the successful hiring and retaining of new personnel; risks associated with expanding our operations; risks associated with potential infringement of other’s intellectual property; the potential inability to protect our intellectual property; government regulation and legal uncertainties; uncertainties relating to the imposition of sales tax on Internet sales and our ability to utilize our net operating losses.

Part II - OTHER INFORMATION

Item 5. Other Information

None noted.

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

By: /s/ James Gallagher
James Gallagher
Chief Financial Officer

May 17, 2013

